Form 10-K405
period 1996-04-30
MILLER INDUSTRIES INC /TN/
filed 1996-07-30
CIK 924822

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

  FOR THE FISCAL YEAR       COMMISSION FILE NO.
         ENDED                    0-24298
     APRIL 30, 1996

                            ------------------------

                            MILLER INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         TENNESSEE                  62-1566286
(State or other jurisdiction     (I.R.S. Employer
    of incorporation or        Identification No.)
       organization)

   900 CIRCLE 75 PARKWAY,
        SUITE 1250,
      ATLANTA, GEORGIA                30339
   (Address of principal            (Zip Code)
     executive offices)

       Registrant's telephone number, including area code: (770) 988-0797

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, Par Value $0.01 Per Share

       Name of each exchange on which registered: New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 1996 was $229,897,308, based on the closing sale price of the Common Stock as reported by the New York Stock Exchange on such date. See
Item 12.

    At June 30, 1996 there were 11,571,912 shares of Common Stock, par value $0.01 per share, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                                     PART I

ITEM 1.    BUSINESS...................................................................          1
ITEM 2.    PROPERTIES.................................................................          5
ITEM 3.    LEGAL PROCEEDINGS..........................................................          5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................          6

                                             PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS....................................................................          6
ITEM 6.    SELECTED FINANCIAL DATA....................................................          6
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.................................................................          8
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................         11
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.................................................................         11

                                            PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................         11
ITEM 11.   EXECUTIVE COMPENSATION.....................................................         11
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............         11
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................         11

                                             PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.............         12
FINANCIAL STATEMENTS..................................................................        F-1
FINANCIAL STATEMENT SCHEDULE..........................................................        S-1
SIGNATURES............................................................................       II-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Miller Industries, Inc. (the "Company") is the largest manufacturer of towing and recovery equipment in the world and markets its products under the Century, Challenger, Holmes, Champion, Eagle, Jige and Boniface brand names through approximately 110 independent distributors in North America and through approximately 30 distributors servicing foreign markets. The Company has recently increased its presence in Europe with its acquisitions of S.A. Jige Lohr Wreckers, located in Revigny-Sur-Ornain, France, in January 1996 and of Boniface Engineering Limited, located in Norfolk, England, in April 1996.

    The Company's products consist of the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. Wreckers are used generally to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 60 ton lifting capacities. Car carriers are specialized flat bed trucks with hydraulic tilting beds that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective over long distances.

    The Company manufactures its products in five facilities and markets its products under seven brand names, achieving manufacturing economies of scale while maintaining each brand's distinct product image and corresponding customer loyalty. The Company's products are sold through independent distributors that serve all 50 states, Canada and Mexico, as well as other foreign markets including the Pacific Rim, Europe and the Middle East. The Company's wreckers and car carriers are used primarily by professional towing operators, owners of service stations and repair shops, equipment rental companies and salvage operators.

RECENT DEVELOPMENTS

    On July 26, 1996, the Company announced that it had agreed to acquire four towing equipment distribution companies with historical revenues totaling approximately $40 million annually. The companies, located in Atlanta, Chicago, Denver and Vancouver, currently market Company products as well as other specialty transportation equipment. These acquisitions will form the core of a new division of the Company which will be responsible for the development and continuity of the towing equipment distribution business. The transactions are structured as stock swaps involving the issuance of an aggregate of approximately 200,000 shares of common stock. All are expected to close in the first or second quarter of fiscal 1997, subject to the satisfaction of customary conditions.

PRODUCT DESIGN AND DEVELOPMENT

    The Company's engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, the Company focuses on developing or licensing new technology for its products.

PATENTS AND TRADEMARKS

    The development of  the underlift  parallel linkage  and L-arms  in 1982  is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of reengineered vehicles made of lighter weight materials. Patents for these technologies were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in 2004. These innovations, particularly the L-arm device, are used in a majority of the commercial wreckers today. Management believes that utilization of such devices without a license is an infringement of the Company's patents. Recently, the Company successfully litigated an infringement suit in which the jury verdict confirmed the validity of the Company's patents on these technologies. The Company also holds a number of other utility and design patents covering other products, including the "Eagle-Claw" hook up system and the car carrier anti-tilt device. The Company has also obtained the rights to use and develop certain technologies owned or patented by others.

    The Company's trademarks "Century," "Holmes," "Champion," "Formula I," "Eagle Claw SelfLoading Wheellift," "Pro Star" and "Street Runner," among others, are registered with the United States Patent and Trademark Office. The Company has applied for trademark registration of "Challenger," as well as other marks. Management believes that the Company's trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

PRODUCT WARRANTIES AND INSURANCE

    The Company offers a 12-month limited product and service warranty on its wrecker and car carrier products. The Company's warranty generally provides for repair or replacement of failed parts or components. Warranty service is usually performed by the Company or an authorized distributor. Due to its emphasis on quality production, the Company's warranty expense in fiscal 1996 averaged less than 1% of net sales. Management believes that the Company maintains adequate general liability and product liability insurance.

MANUFACTURING

    The manufacturing process for the Company's products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker or car carrier body. Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by the Company from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by the Company or shipped by common carrier to an independent distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted by the Company with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors. To the extent final painting is required before delivery, the Company contracts with independent paint shops for such services.

    The Company purchases raw materials and component parts from a number of sources. Although the Company has no long term supply contracts, management believes the Company has good relationships with its primary suppliers. The Company has experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of its production schedules. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers. Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on the Company's business.

SALES AND MARKETING

    Management categorizes the towing and recovery market into three general product types: light duty wreckers, heavy duty wreckers and car carriers. The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, municipal and federal governmental agencies, and repair shop or salvage company owners. The heavy duty market is dominated by professional wrecker operators serving the needs of commercial vehicle operators. The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities. Management estimates that there are approximately 40,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

    The Company's sales force, which services the Company's independent distributors, consists of 29 sales representatives, seven of whom are Company employees whose responsibilities include providing administrative and sales support to the entire distributor base. The remaining 22 sales representatives are independent contractors who market the Company's products exclusively. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote and solicit sales of the Company's products and to maintain customer relationships.

    The Company has developed a diverse customer base consisting of approximately 110 independent distributors in North America, who serve all 50 states, Canada, and Mexico, and approximately 30 distributors that serve other foreign markets. During the fiscal year ended April 30, 1996, no single distributor accounted for more than 5% of the Company's sales. The top ten distributors accounted for approximately 30% of sales during that period. Management believes the Company's broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

    To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company's sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami and the IMSA "24 Hours at Daytona" and "12 Hours at Sebring" races, among others.

    The Company routinely responds to requests for proposals or bid invitations in consultation with its local distributors. The Company has been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. The Company intends to continue to pursue government contracting opportunities.

    The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national and regional trade shows. In order to focus its marketing efforts and to control marketing costs, the Company has reduced its participation in regional trade shows and now concentrates its efforts on five of the major trade shows each year. The Company works with its distributor network to concentrate on various regional shows.

COMPETITION

    The towing and recovery equipment manufacturing industry is highly competitive for sales to distributors and towing operators. Management believes that competition in the towing and recovery equipment industry is a function of product quality and innovation, reputation, technology, customer service, product availability and price. The Company competes on the basis of each of these criteria, with an emphasis on product quality and innovation and customer service. Management also believes that a manufacturer's relationship with distributors is a key component of success in the industry. Accordingly, the Company has invested substantial resources and management time in building and maintaining strong relationships with distributors. Management also believes that the Company's products are regarded as high quality within their particular price points. The Company's marketing strategy is to continue to compete primarily on the basis of quality and reputation rather than solely on the basis of price, and to continue to target the growing group of professional towing operators who as end-users recognize the quality of the Company's products.

    Traditionally, the capital requirements for entry into the towing and recovery manufacturing industry have been relatively low. Management believes a manufacturer's capital resources and access to technological improvements have become a more integral component of success in recent years. Accordingly, management believes that the Company's ownership of patents on certain of the industry's leading technologies has given it a competitive advantage. Certain of the Company's competitors may have greater financial and other resources and may provide more dealer and retail customer financing than the Company.

BACKLOG

    The Company produces virtually all of its products to order. The Company's backlog is based upon customer purchase orders that the Company believes are firm. The level of backlog at any particular time, however, is not an appropriate indicator of the future operating performance of the Company.

Certain purchase orders are subject to cancellation by the customer upon notification. Given the Company's production and delivery schedules, as well as the recent plant expansions, management believes that the current backlog represents less than three months of production.

EMPLOYEES

    At April 30, 1996, the Company employed approximately 500 people. None of the Company's employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights by their respective government's employment regulations. The Company considers its employee relations to be good.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

    The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that the Company is in substantial compliance with all applicable
federal,  state  and  local  provisions  relating  to  the  protection  of   the
environment. The costs of complying with environmental protection laws and regulations has not had a material adverse impact on the Company's financial condition or results of operations in the past and is not expected to have a material adverse impact in the future.

    The Company is also subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the description of warranties on products. The description and substance of the Company's warranties are also subject to a variety of federal and state laws and regulations applicable to the manufacturing of vehicle components. Management believes that continued compliance with various government regulations will not materially affect the operations of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                 AGE                   POSITION WITH THE COMPANY
- -----------------------------------  ---  ------------------------------------------------------------
William G. Miller..................  49   Chairman of the Board and Chief Executive Officer
Jeffrey I. Badgley.................  44   President, Chief Operating Officer and Director
Frank Madonia......................  47   Vice President, Secretary and General Counsel
J. Vincent Mish....................  45   Vice President, Treasurer and Chief Financial Officer
L. Stanley Neely...................  49   Vice President
Daniel N. Sebastian................  52   Vice President

    WILLIAM G. MILLER has served as Chairman of the Board and Chief Executive Officer of the Company since April 1994 and spends substantially all of his time on Company matters. He also served as President of the Company from April 1994 to June 1996. Mr. Miller served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Mr. Miller also serves as Chairman of Flow Measurement, Inc. ("Flow Measurement"), a maker of industrial flow meters, and served as its President from February 1987 until April 1994. Mr. Miller beneficially owns 80% of the capital stock of Flow Measurement. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

    JEFFREY I. BADGLEY has served as President and Chief Operating Officer of the Company since June 1996 and as a director since January 1996. In addition, Mr. Badgley is President of Miller Industries Towing Equipment and is responsible for the day to day operations of the towing and recovery equipment business of the Company. Mr. Badgley served as Vice President - Sales of Miller Industries Towing Equipment from 1988 to 1996. Mr. Badgley served for over five years as Vice

President - Sales and Marketing of Challenger Wrecker Corporation ("Challenger Wrecker"), a position he held from 1982 until joining Miller Industries Towing Equipment. He served as Vice-President of the Company from April 1994 to June 1996.

    FRANK MADONIA has served as Vice President, General Counsel and Secretary of the Company since April 1994. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye Inc., The Signal Companies, Inc. and Allied-Signal Inc. In addition, Mr. Madonia is registered to practice before the United States Patent and Trademark Office.

    J. VINCENT MISH is a certified public accountant and has served as Vice President, Chief Financial Officer and Treasurer of the Company since April 1994. Mr. Mish has served as Vice President and Treasurer of Miller Industries Towing Equipment since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee, Georgia and Michigan Certified Public Accountant societies.

    L. STANLEY NEELY has served as Vice President of the Company since April 1994. Mr. Neely served as President and a director of Miller Industries Towing Equipment from December 1992 to May 1994. From July 1987 through April 1990, Mr. Neely served as President of Hersey Measurement Company, a division of Flow Measurement, and from 1990 to 1992, he served in various management positions for Challenger Wrecker and Miller Industries Towing Equipment. Mr. Neely served as President of Trackmobile, Inc., an industrial vehicle manufacturer, from 1984 to 1987. Prior to 1984, he served in various management positions for the Heil Corporation.

    DANIEL N. SEBASTIAN has served as Vice President of the Company since April 1994. Mr. Sebastian has also served as President of Champion Carrier Corporation ("Champion"), a wholly owned subsidiary of the Company, since July 1993. Mr. Sebastian served as Vice President of SAFEREC, Inc., a towing and recovery distributorship, from 1987 until 1988, at which time he became the operating manager of Champion. Mr. Sebastian has over 20 years of experience in the towing and recovery industry.

ITEM 2.  PROPERTIES

    The Company operates two single story, steel frame manufacturing facilities in the United States; one in Ooltewah, Tennessee containing approximately 150,000 square feet; and the other in Hermitage, Pennsylvania consisting of approximately 95,000 square feet. The Ooltewah plant, which produces light duty and heavy duty wreckers, employs approximately 60 office administration and supervisory staff and approximately 240 production workers. The Hermitage plant, which produces car carriers, employs five office administration and supervisory staff and approximately 100 production workers. The Company operates a day shift at both plants and a partial second shift at Ooltewah. The Company leases its executive offices in Atlanta, Georgia pursuant to a lease expiring in 1997.

    The Company recently added 22,500 square feet of production capacity at its Hermitage facility and approximately 15,000 square feet at its Ooltewah facility. Management believes that these plant expansions, combined with additional trained personnel, will allow the Company to increase production, given its current product mix. The Company owns the Ooltewah facility, and also purchased the Hermitage facility in February 1996. As part of the Jige acquisition, the Company acquired a manufacturing facility in Revigny-Sur-Ornain, France which employs approximately 100 production and administrative manufacturing personnel. In addition, Jige has a facility in Bar-le-duc, France. As part of the Boniface Engineering acquisition, the Company acquired a manufacturing and administrative facility in Norfolk, England.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MLR." The following table sets forth the range of high and low sales prices for the Common Stock for the period from August 2, 1994, when public trading of the Common Stock commenced, as reported on the Nasdaq Stock Market's National Market through December 19, 1995 and thereafter on the NYSE. The price quotations for the Nasdaq National market trading period reflect inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following prices have been adjusted to reflect the 3-for-2 stock split effected on April 12, 1996.

                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
FISCAL YEAR ENDED APRIL 30, 1995
  Second Quarter (beginning August 2, 1994)..................................................  $   10.00  $    7.33
  Third Quarter..............................................................................      12.25       9.00
  Fourth Quarter.............................................................................      12.33      11.09

FISCAL YEAR ENDED APRIL 30, 1996
  First Quarter..............................................................................      12.92      11.00
  Second Quarter.............................................................................      13.67      10.83
  Third Quarter..............................................................................      19.33      13.25
  Fourth Quarter.............................................................................      30.63      17.58

    The approximate number of holders of record and beneficial owners of Common Stock as of July 15, 1996 was 1,400 and 3,400, respectively.

    The Registrant has never declared cash dividends on the Common Stock. The Registrant intends to retain its earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Registrant's financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of dividends by the Registrant is restricted by its revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto. The selected consolidated financial data for the years ended April 30, 1996 and 1995, the nine months ended April 30, 1994 and the years ended July 31, 1993 and 1992 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the twelve months ended April 30,

1994 have been derived from the unaudited consolidated financial statements of the Company which in the opinion of management, include all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for those periods.

                                                                                   TWELVE
                                                               YEARS ENDED         MONTHS      NINE MONTHS       YEARS ENDED
                                                                APRIL 30,           ENDED         ENDED            JULY 31,
                                                           --------------------   APRIL 30,     APRIL 30,    --------------------
                                                             1996       1995      1994 (1)      1994 (2)       1993       1992
                                                           ---------  ---------  -----------  -------------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
    Net sales............................................  $ 125,706  $  94,722   $  57,939     $  45,873    $  43,352  $  32,567
    Cost of sales........................................    104,820     78,463      46,681        37,164       34,622     25,552
                                                           ---------  ---------  -----------  -------------  ---------  ---------
    Gross profit.........................................     20,886     16,259      11,258         8,709        8,730      7,015
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Operating expenses:
    Selling..............................................      5,709      4,922       4,032         3,039        3,567      2,946
    General and administrative...........................      2,953      2,671       3,255         2,400        2,972      2,337
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Income from operations...................................     12,224      8,666       3,971         3,270        2,191      1,732
Interest income (expense), net...........................        303        (79)       (128)          (99)        (129)    (1,070)
Other income (expense), net..............................       (118)        74          56            51           35         19
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Income before income taxes, extraordinary gain and
 cumulative effect of accounting change..................     12,409      8,661       3,899         3,222        2,097        681
Provision for income taxes...............................     (4,616)    (3,255)     (1,200)       (1,200)           0          0
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Income before extraordinary gain and cumulative effect of
 accounting change.......................................      7,793      5,406       2,699         2,022        2,097        681
Extraordinary gain on debt retirement (less applicable
 income taxes of $175,000)...............................          0        288           0             0            0          0
Cumulative effect of change in accounting for income
 taxes...................................................          0          0         379           379            0          0
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Net income...............................................      7,793      5,694       3,078         2,401        2,097        681
Preferred stock dividends................................          0          0         (66)          (38)        (111)         0
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Net income available for common shareholders.............  $   7,793  $   5,694   $   3,012     $   2,363    $   1,986  $     681
                                                           ---------  ---------  -----------  -------------  ---------  ---------
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Net income per common share (3):
    Before extraordinary gain and cumulative effect of
     accounting change...................................  $    0.74  $    0.61   $    0.43     $    0.32    $    0.32  $    0.11
    Extraordinary gain on debt retirement................       0.00       0.03        0.00          0.00         0.00       0.00
    Cumulative effect of change in accounting for income
     taxes...............................................       0.00       0.00        0.06          0.06         0.00       0.00
                                                           ---------  ---------  -----------  -------------  ---------  ---------
                                                           $    0.74  $    0.64   $    0.49     $    0.38    $    0.32  $    0.11
                                                           ---------  ---------  -----------  -------------  ---------  ---------
                                                           ---------  ---------  -----------  -------------  ---------  ---------
Weighted average number of common and common equivalent
 shares outstanding (3)..................................     10,501      8,943       6,158         6,158        6,158      6,158

BALANCE SHEET DATA (AT PERIOD END):
    Working capital......................................  $  49,677  $  16,918                 $   7,890    $   3,240  $    (425)
    Total assets.........................................     99,323     49,375                    28,556       21,090     16,934
    Long term debt, less current portion.................      3,713         97                    14,180        8,870     11,444
    Cumulative redeemable preferred stock................          0          0                     4,094        4,056          0
    Common shareholders' equity (deficit)................     65,123     26,469                    (2,129)      (1,466)    (3,932)

- ------------------------------
(1) The twelve month period ended April 30, 1994 is presented for comparison only.

(2)  In   connection  with  the  reorganization  preceding  the  initial  public offering, the Company adopted an April 30 year end.

(3) Net income per common share and the weighted average number of common and common equivalent shares outstanding are computed after giving retroactive effect of the 3-for-2 common stock split effected April 12, 1996 and the issuance of 6,157,500 shares of common stock in connection with the reorganization in April 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

    Under the Company's accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers. While the Company manufactures only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, the Company sometimes purchases the truck chassis for resale to its customers. Sales of Company-purchased truck chassis are included in net sales. Margins are substantially lower on completed recovery vehicles containing Company-purchased chassis because the markup over the cost of the chassis is nominal.

    The Company's net sales have historically been lower in its first quarter when compared to the prior quarter due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year. The Company's net sales have historically been relatively stronger in its fourth quarter due in part to sales made at the largest towing and recovery equipment trade show.

RESULTS OF OPERATIONS

    YEAR ENDED APRIL 30, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

    Net sales for the year ended April 30, 1996 increased 32.7% to $125.7 million from $94.7 million for the comparable period in 1995. The increase in net sales was primarily the result of higher unit sales volume in all of the Company's product lines and an increase in units sold complete with the truck chassis included. Sales of Company-purchased truck chassis included in net sales were $43.7 million and $26.0 million for the years ended April 30, 1996 and 1995, respectively. The growth in unit sales volume resulted from continued market growth and market share gains.

    Gross profit for the year ended April 30, 1996 increased 28.5% to $20.9 million from $16.3 million for the comparable period in 1995. Gross profit as a percentage of net sales decreased to 16.6% from 17.2%. This decrease in gross profit margin resulted primarily from increased sales of completed recovery vehicles. Gross profit margin on wrecker unit sales excluding truck chassis sales was 24.6% for the year ended April 30, 1996, compared to 23.9% in the comparable 1995 period.

    Selling expense for fiscal 1996 increased 16.0% to $5.7 million from $4.9 million for the comparable period of 1995. The increase in selling expense was due primarily to higher commission expenses resulting from increased sales. General and administrative expense for the year ended April 30, 1996 increased 10.6% to $3.0 million from $2.7 million for 1995. This increase was primarily the result of increased expenses associated with the higher volume of sales and the Company's recent acquisitions. Overall, operating expenses as a percentage of net sales decreased to 6.9% in the 1996 fiscal year from 8.0% in the 1995 period. Interest income increased due to the investment of the cash generated from the January 1996 stock offering.

    An extraordinary gain of $288,000 (net of income taxes of $175,000) was recognized in the year ended April 30, 1995 as the result of the early repayment of certain debt obligations. The carrying amount of the debt included accrued interest which was forgiven in a previous debt restructuring but which was being amortized prospectively over the term of the debt agreement since the date of its forgiveness. Upon early repayment of the underlying debt, the remaining balance of the unamortized interest was recognized as an extraordinary gain. See
Note 4 of Notes to Consolidated Financial Statements.

    The effective rate of the provision for income taxes was 37.2% in the year ended April 30, 1996 and 37.6% for the comparable 1995 period.

    YEAR ENDED APRIL 30, 1995 COMPARED TO TWELVE MONTHS ENDED APRIL 30, 1994

    Net sales for the year ended April 30, 1995 increased 63.5% to $94.7 million from $57.9 million for the comparable period in 1994. The increase in net sales was primarily the result of higher unit sales volume in all of the Company's product lines and an increase in units sold complete with the truck chassis included. Sales of Company-purchased truck chassis included in net sales were $26.0 million and $10.1 million for the year ended April 30, 1995 and the twelve months ended April 30, 1994, respectively. The growth in unit sales volume resulted from continued market growth and market share gains. In addition, funds provided by the Company's initial public offering allowed the Company to increase inventory in order to accelerate production which in turn enabled the Company to better meet demand.

    Gross profit for the year ended April 30, 1995 increased 44.4% to $16.3 million from $11.3 million for the comparable period in 1994. Gross profit as a percentage of net sales decreased to 17.2% from 19.4%. This decrease in gross profit margin resulted primarily from increased sales of completed recovery vehicles. Gross profit margin on wrecker unit sales excluding truck chassis sales was 23.9% for the year ended April 30, 1995, compared to 23.7% in the comparable 1994 period.

    Selling expense for fiscal 1995 increased 22.1% to $4.9 million from $4.0 million for the comparable period of 1994. The increase in selling expense was due primarily to higher commission expenses resulting from increased sales. General and administrative expense for the year ended April 30, 1995 decreased 17.9% to $2.7 million from $3.2 million for 1994. This decrease was primarily the result of expenses associated with the settlement of obligations under a pre-reorganization incentive equity participation plan for certain management employees which were included in general and administrative expense in 1994 and were not applicable in fiscal 1995. General and administrative expense was otherwise unchanged. Overall, operating expenses as a percentage of net sales decreased to 8.0% in the 1995 fiscal year from 12.6% in the 1994 period.

    An extraordinary gain of $288,000 (net of income taxes of $175,000) was recognized in the year ended April 30, 1995 as the result of the early repayment of certain debt obligations. The carrying amount of the debt included accrued interest which was forgiven in a previous debt restructuring but which was being amortized prospectively over the term of the debt agreement since the date of its forgiveness. Upon early repayment of the underlying debt, the remaining balance of the unamortized interest was recognized as an extraordinary gain. See
Note 4 of Notes to Consolidated Financial Statements. A cumulative effect of a change in accounting for income taxes was recognized in the amount of $379,000 in the twelve month period ended April 30, 1994. See Note 9 of Notes to Consolidated Financial Statements.

    The effective rate of the provision for income taxes was 37.6% in the year ended April 30, 1995 and 30.8% for the comparable 1994 period because there was no income tax provision in the first three months of the 1994 period due to the utilization of previously unrecognized deferred tax benefits (primarily tax loss carryforwards).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for working capital, debt service and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offering completed in January 1996. The net proceeds of the initial public offering of approximately $23.3 million were used to repay long-term debt, redeem cumulative preferred stock of a wholly owned subsidiary, increase working capital, provide funds for capital expenditures and other general corporate purposes.

    Cash used in operating activities was $0.3 million for the year ended April 30, 1996 as compared to $3.7 million used in operations for the comparable period of 1995. The increase in cash from operations was primarily the result of increases in profitability, the timing of inventory receipts and increases in other non-cash expenses offset in part by the timing of cash disbursements.

    Cash used in investing activities was $9.2 million for the year ended April 30, 1996 compared to $2.1 million for the year ended April 30, 1995. The cash used in investing activities was primarily for the purchases of Jige Lohr and Boniface Engineering and for capital expenditures, including plant expansions and equipment purchases in fiscal 1996 and in the comparable period in 1995.

    Cash provided by financing activities was $31.0 million for the year ended April 30, 1996 compared to $7.8 million for the comparable period in 1995. On January 31, 1996, the Company completed a public offering of its Common Stock which resulted in net proceeds after underwriting discount and offering expenses of $30.2 million. The net proceeds are to be used to repay debt, including the debt incurred in the acquisition of Jige Lohr, for working capital, for capital expenditures, for potential future strategic acquisitions and for other general corporate purposes.

    The Company has a $25 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR plus 1.4%. At April 30, 1996, there were no borrowings outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios and specified tangible net worth, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends. In January 1996, the Company purchased all of the outstanding capital stock of Jige Lohr for a price of approximately $2.9 million, including acquisition costs and the assumption of approximately $1.8 million of certain debt obligations. The Company drew upon its Credit Facility to fund the acquisition. The Company anticipates it will incur costs of approximately $2.0 million for certain capital expenditures and working capital requirements at Jige Lohr. Jige Lohr has a secured revolving credit facility in the approximate amount of $250,000, of which $100,000 was outstanding at April 30, 1996. In April 1996, the Company purchased all of the outstanding capital stock of Boniface Engineering Limited for a combination of cash, common stock and certain earn-out rights.

    The Company has recently expanded its facilities in Hermitage, Pennsylvania and Ooltewah, Tennessee. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $3.0 million. The Company purchased its formerly-leased facilities in Hermitage, Pennsylvania for approximately $2.1 million in February 1996. Excluding the capital commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for fiscal 1997. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Company adopted SFAS 121 effective May 1, 1996. The adoption of SFAS 121 did not have a significant impact on the Company's financial position or results of operations.

    In November 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123) on accounting for stock-based compensation. While SFAS 123 does not require a change in the present accounting for stock-based compensation, it does require certain audited pro forma disclosures. The Company adopted the disclosure requirements of SFAS 123 effective May 1, 1996. The Company does not intend to change its present accounting for stock-based compensation and has not yet determined the effect of the required pro forma disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained under the heading "PROPOSAL 1: ELECTION OF DIRECTORS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 30, 1996, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 30, 1996, filed with the Commission, is hereby incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 30, 1996, filed with the Commission, is hereby incorporated herein by reference.

    For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 30, 1996, filed with the Commission, is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

    1.  FINANCIAL STATEMENTS

                                                                                                         PAGE NUMBER
DESCRIPTION                                                                                               IN REPORT
- ----------------------------------------------------------------------------------------------------  -----------------
Report of Independent Public Accountants............................................................            F-1
Consolidated Balance Sheets as of April 30, 1996 and 1995...........................................            F-2
Consolidated Statements of Income for the years ended April 30, 1996 and 1995, and the nine months
 ended April 30, 1994...............................................................................            F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended April 30, 1996 and
 1995, and the nine months ended April 30, 1994.....................................................            F-4
Consolidated Statements of Cash Flows for the years ended April 30, 1996 and 1995, and the nine
 months ended April 30, 1994........................................................................            F-5
Notes to Consolidated Financial Statements..........................................................            F-6

    2.  FINANCIAL STATEMENT SCHEDULE

    The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

                                                                                                        PAGE NUMBER
DESCRIPTION                                                                                              IN REPORT
- ----------------------------------------------------------------------------------------------------  ---------------
Report of Independent Public Accountants............................................................           S-1
Schedule II -- Valuation and Qualifying Accounts....................................................           S-2

    All schedules, except as set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

    3.  EXHIBITS

    The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

                                                              INCORPORATED
                                                                   BY
                                                              REFERENCE TO
                                                              REGISTRATION                                       EXHIBIT
                                                                   OR           FORM OF                         NUMBER IN
                             DESCRIPTION                      FILE NUMBER       REPORT        DATE OF REPORT      REPORT
           ------------------------------------------------  --------------  -------------  ------------------  ----------
3.1        Charter of the Registrant                            33-79430          S-1          August 1994          3.1
3.2        Bylaws of the Registrant                             33-79430          S-1          August 1994          3.2
10.1       Settlement Letter dated April 27, 1994 between       33-79430          S-1          August 1994         10.7
            Miller Group, Inc. and Jeffrey S. Badgley,
            Thomas L. Cox, Marvin J. Griffin, Frank
            Madonia, J. Vincent Mish, H. Patrick Mullen, L.
            Stanley Neely and Daniel N. Sebastian (the
            "Management Group")
10.5       Participants Agreement dated as of April 30,         33-79430          S-1          August 1994         10.11
            1994 between the Registrant, Century Holdings,
            Inc., Century Wrecker Corporation, William G.
            Miller and certain former shareholders of
            Miller Group, Inc.

                                                              INCORPORATED
                                                                   BY
                                                              REFERENCE TO
                                                              REGISTRATION                                       EXHIBIT
                                                                   OR           FORM OF                         NUMBER IN
                             DESCRIPTION                      FILE NUMBER       REPORT        DATE OF REPORT      REPORT
           ------------------------------------------------  --------------  -------------  ------------------  ----------
10.20      Technology Transfer Agreement dated March 21,        33-79430          S-1          August 1994         10.26
            1991 between Miller Group, Inc., Verducci, Inc.
            and Jack Verducci
10.21      Form of Noncompetition Agreement between the         33-79430          S-1          August 1994         10.28
            Registrant and certain officers of the
            Registrant
10.22      Form of Nonexclusive Distributor Agreement           33-79430          S-1          August 1994         10.31
10.23      Loan Agreement dated as of June 28, 1994 among       33-79430          S-1          August 1994         10.35
            NationsBank of Tennessee, N.A., the Registrant
            and certain subsidiaries of the Registrant
10.24      $15 million Revolving Line of Credit Note dated      33-79430          S-1          August 1994         10.36
            as of June 28, 1994 from the Registrant to
            NationsBank of Tennessee, N.A.
10.25      Form of Guaranty Agreement among NationsBank of      33-79430          S-1          August 1994         10.37
            Tennessee, N.A., and certain subsidiaries of
            the Registrant dated as of June 28, 1994
10.26      Negative Pledge Agreement dated as of June 28,       33-79430          S-1          August 1994         10.38
            1994 among NationsBank of Tennessee, N.A., the
            Registrant and certain subsidiaries of the
            Registrant
10.27      Miller Industries, Inc. Stock Option and             33-79430          S-1          August 1994         10.1
            Incentive Plan**
10.28      Form of Incentive Stock Option Agreement**           33-79430          S-1          August 1994         10.2
10.29      Miller Industries, Inc. Cash Bonus Plan**            33-79430          S-1          August 1994         10.3
10.30      Miller Industries, Inc. Non-Employee Director        33-79430          S-1          August 1994         10.4
            Stock Option Plan**
10.31      Form of Director Stock Option Agreement**            33-79430          S-1          August 1994         10.5
10.32      Form of Amended and Restated Settlement and          33-79430          S-1          August 1994         10.6
            Restriction Agreement dated as of April 27,
            1994 between Miller Group, Inc., Century
            Holdings, Inc. and the Management Group
10.33      Employment Agreement dated October 14, 1993          33-79430          S-1          August 1994         10.29
            between Century Wrecker Corporation and Jeffrey
            I. Badgley
10.35      First Amendment to Employment Agreement between      33-79430          S-1          August 1994         10.33
            Century Wrecker Corporation and Jeffrey I.
            Badgley**

                                                              INCORPORATED
                                                                   BY
                                                              REFERENCE TO
                                                              REGISTRATION                                       EXHIBIT
                                                                   OR           FORM OF                         NUMBER IN
                             DESCRIPTION                      FILE NUMBER       REPORT        DATE OF REPORT      REPORT
           ------------------------------------------------  --------------  -------------  ------------------  ----------
10.37      Form of Employment Agreement between Registrant         --          Form 10-K      April 30, 1995       10.37
            and each of Messrs. Madonia and Mish**
10.38      First Amendment to Miller Industries, Inc.              --          Form 10-K      April 30, 1995       10.38
            Non-Employee Director Stock Option Plan**
10.39      Second Amendment to Miller Industries, Inc.             *
            Non-Employee Director Stock Option Plan**
10.40      Second Amendment to Miller Industries, Inc.             *
            Stock Option and Incentive Plan**
10.41      Stock Purchase Agreement dated November 1, 1995      33-99888          S-1         December 1995        10.1
            between Jean and Monique Georges, S.A. Lohr and
            Miller Industries International, Inc.
10.42      Renewal and Modification of Revolving Line of        33-99888          S-1         December 1995        10.33
            Credit Note dated December 29, 1995
10.43      Third Amended Loan Agreement and Amendment to        33-99888          S-1         December 1995        10.34
            Guaranty Agreement Among NationsBank of
            Tennessee, N.A., the Registrant and certain
            subsidiaries of Registrant dated December 29,
            1995
10.44      Guaranty Agreement by and between Miller             33-99888          S-1         December 1995        10.35
            Industries International, Inc. and NationsBank
            of Tennessee, N.A. dated December 29, 1995
22         Subsidiaries of the Registrant                          *
23         Consent of Arthur Andersen LLP                          *
24         Power of Attorney (see signature page)                  *
27         Financial Data Schedule                                 *

- ------------------------
 * Filed herewith.
** Management contract or compensatory plan or arrangement

    (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 1996 fiscal year.

    (c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

    (d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedule set forth in Item 14(a)2 hereof.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................   F-1

Consolidated Balance Sheets as of April 30, 1996 and 1995.................   F-2

Consolidated Statements of Income for the Years Ended April 30, 1996 and
 1995, and the Nine Months Ended April 30, 1994...........................   F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended April 30, 1996 and 1995, and the Nine Months Ended April 30,
 1994.....................................................................   F-4

Consolidated Statements of Cash Flows for the Years Ended April 30, 1996
 and 1995, and the Nine Months Ended April 30, 1994.......................   F-5

Notes to Consolidated Financial Statements................................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Miller Industries, Inc.:

    We have audited the accompanying consolidated balance sheets of MILLER INDUSTRIES, INC. (a Tennessee corporation) AND SUBSIDIARIES (the "Company") as of April 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years ended April 30, 1996 and 1995, and the nine months ended April 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of April 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended April 30, 1996 and 1995, and the nine months ended April 30, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 9 to the consolidated financial statements, effective August 1, 1993 the Company changed its method of accounting for income taxes.

                                          ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
June 21, 1996

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                               1996       1995
                                                                                             ---------  ---------
CURRENT ASSETS:
  Cash and temporary investments...........................................................  $  24,144  $   2,561
  Accounts receivable, net of allowance for doubtful accounts of $966 in 1996 and $518 in
   1995....................................................................................     28,183     17,778
  Inventories..............................................................................     24,992     17,409
  Deferred income tax benefit..............................................................      1,162      1,295
  Prepaid expenses and other...............................................................        982        315
                                                                                             ---------  ---------
      Total current assets.................................................................     79,463     39,358
PROPERTY, PLANT, AND EQUIPMENT, net........................................................     13,666      5,497
GOODWILL, net..............................................................................      5,071      3,536
PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net...............................        926        984
OTHER ASSETS...............................................................................        197          0
                                                                                             ---------  ---------
                                                                                             $  99,323  $  49,375
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt........................................................  $     651  $     650
  Lines of credit..........................................................................        100      1,000
  Accounts payable.........................................................................     21,280     16,619
  Accrued liabilities and other............................................................      7,755      4,171
                                                                                             ---------  ---------
      Total current liabilities............................................................     29,786     22,440
                                                                                             ---------  ---------
LONG-TERM OBLIGATIONS, less current portion................................................      3,713         97
                                                                                             ---------  ---------
DEFERRED INCOME TAXES......................................................................        701        369
                                                                                             ---------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 20,000,000 shares authorized; 11,571,336 and 9,735,938
   shares issued and outstanding in 1996 and 1995, respectively............................        115         65
  Additional paid-in capital...............................................................     54,821     23,993
  Retained earnings........................................................................     10,204      2,411
  Cumulative translation adjustment........................................................        (17)         0
                                                                                             ---------  ---------
      Total stockholders' equity...........................................................     65,123     26,469
                                                                                             ---------  ---------
                                                                                             $  99,323  $  49,375
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     NINE MONTHS
                                                                          YEARS ENDED APRIL 30,         ENDED
                                                                        --------------------------    APRIL 30,
                                                                            1996          1995          1994
                                                                        -------------  -----------  -------------
NET SALES.............................................................  $     125,706  $    94,722   $    45,873
COST OF SALES.........................................................        104,820       78,463        37,164
                                                                        -------------  -----------  -------------
GROSS PROFIT..........................................................         20,886       16,259         8,709

OPERATING EXPENSES:
  Selling.............................................................          5,709        4,922         3,039
  General and administrative..........................................          2,953        2,671         2,400
                                                                        -------------  -----------  -------------
INCOME FROM OPERATIONS................................................         12,224        8,666         3,270
INTEREST INCOME (EXPENSE), net........................................            303          (79)          (99)
OTHER INCOME (EXPENSE), net...........................................           (118)          74            51
                                                                        -------------  -----------  -------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE.................................................         12,409        8,661         3,222
PROVISION FOR INCOME TAXES............................................         (4,616)      (3,255)       (1,200)
                                                                        -------------  -----------  -------------
INCOME BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE...............................................................          7,793        5,406         2,022
EXTRAORDINARY GAIN ON DEBT RETIREMENT (LESS APPLICABLE INCOME TAXES OF
 $175)................................................................              0          288             0
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES............              0            0           379
                                                                        -------------  -----------  -------------
NET INCOME............................................................          7,793        5,694         2,401
PREFERRED STOCK DIVIDENDS.............................................              0            0           (38)
                                                                        -------------  -----------  -------------
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS..........................  $       7,793  $     5,694   $     2,363
                                                                        -------------  -----------  -------------
                                                                        -------------  -----------  -------------

NET INCOME PER COMMON SHARE:
  Before extraordinary gain and cumulative effect of accounting
   change.............................................................  $        0.74  $      0.61   $      0.32
  Extraordinary gain on debt retirement...............................           0.00         0.03          0.00
  Cumulative effect of change in accounting for income taxes..........           0.00         0.00          0.06
                                                                        -------------  -----------  -------------
                                                                        $        0.74  $      0.64   $      0.38
                                                                        -------------  -----------  -------------
                                                                        -------------  -----------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING..........................................................     10,500,917    8,943,260     6,157,500
                                                                        -------------  -----------  -------------
                                                                        -------------  -----------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  RETAINED
                                                                   ADDITIONAL     EARNINGS     CUMULATIVE
                                                        COMMON       PAID-IN    (ACCUMULATED   TRANSLATION
                                                         STOCK       CAPITAL      DEFICIT)     ADJUSTMENT      TOTAL
                                                      -----------  -----------  ------------  -------------  ---------
BALANCE, July 31, 1993..............................   $     100    $     480    $   (2,046)    $       0    $  (1,466)
  Issuance of management shares by MGI..............           0          574             0             0          574
  Effect of the Reorganization (Note 1):
    Exchange of common stock........................         (59)          59             0             0            0
    Issuance of Reorganization Note.................           0            0        (3,600)            0       (3,600)
  Accrued dividends on preferred stock, net.........           0            0           (38)            0          (38)
  Net income........................................           0            0         2,401             0        2,401
                                                           -----   -----------  ------------          ---    ---------
BALANCE, April 30, 1994.............................          41        1,113        (3,283)            0       (2,129)
  Issuance of 3,578,438 common shares through a
   public offering..................................          24       22,186             0             0       22,210
  Unamortized restructuring credit from redemption
   of preferred stock...............................           0          694             0             0          694
  Net income........................................           0            0         5,694             0        5,694
                                                           -----   -----------  ------------          ---    ---------
BALANCE, April 30, 1995.............................          65       23,993         2,411             0       26,469
  Issuance of 1,800,000 common shares through a
   public offering..................................          12       30,166             0             0       30,178
  Issuance of 26,834 shares in purchase of Boniface
   Engineering......................................           0          615             0             0          615
  Exercise of stock options.........................           0           37             0             0           37
  Other stock issuance..............................           0           48             0             0           48
  Three-for-two stock split.........................          38          (38)            0             0            0
  Net income........................................           0            0         7,793             0        7,793
  Net translation adjustments.......................           0            0             0           (17)         (17)
                                                           -----   -----------  ------------          ---    ---------
BALANCE, April 30, 1996.............................   $     115    $  54,821    $   10,204     $     (17)   $  65,123
                                                           -----   -----------  ------------          ---    ---------
                                                           -----   -----------  ------------          ---    ---------

 The accompanying notes are an integral part of these consolidated statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                                 NINE MONTHS
                                                                                         YEARS ENDED APRIL 30,      ENDED
                                                                                         ---------------------    APRIL 30,
                                                                                           1996        1995         1994
                                                                                         ---------  ----------  -------------
OPERATING ACTIVITIES:
  Net income...........................................................................  $   7,793  $    5,694    $   2,401
                                                                                         ---------  ----------  -------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization......................................................        877         474          303
    Gain on sales and disposals of property, plant, and equipment......................        (29)          0            0
    Extraordinary gain.................................................................          0        (288)           0
    Cumulative effect of accounting change.............................................          0           0         (379)
    Deferred income taxes..............................................................        479         (58)        (112)
    Changes in operating assets and liabilities, net of effects of restructuring (Note
     4):
      Accounts receivable..............................................................     (8,154)     (8,115)      (3,842)
      Inventories......................................................................     (3,375)     (8,874)      (2,530)
      Prepaid expenses and other.......................................................       (354)       (125)         (67)
      Accounts payable.................................................................      1,991       8,318        3,797
      Accrued liabilities..............................................................        475       1,045          716
      Income taxes payable to MGI (Note 9).............................................          0      (1,736)       1,115
                                                                                         ---------  ----------  -------------
        Total adjustments..............................................................     (8,090)     (9,359)        (999)
                                                                                         ---------  ----------  -------------
        Net cash provided by (used in) operating activities............................       (297)     (3,665)       1,402
                                                                                         ---------  ----------  -------------

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment..........................................     (5,603)     (1,930)        (480)
  Proceeds from sales of property, plant, and equipment................................        111           0            0
  Proceeds from notes receivable.......................................................          0          39           35
  Purchases of subsidiaries, net of cash acquired......................................     (3,567)          0            0
  Other................................................................................        (91)       (165)         (22)
                                                                                         ---------  ----------  -------------
        Net cash used in investing activities..........................................     (9,150)     (2,056)        (467)
                                                                                         ---------  ----------  -------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...............................................     30,178      22,210            0
  Proceeds from exercise of stock options..............................................         37           0            0
  Net (payments) borrowings under line of credit.......................................     (1,001)      1,000            0
  Proceeds from long-term debt.........................................................      2,545           0           80
  Payments on long-term debt...........................................................       (763)    (11,752)        (798)
  Redemption of preferred stock........................................................          0      (3,400)           0
  Settlement of obligation to affiliate................................................          0        (236)           0
  Other................................................................................         36           0            0
                                                                                         ---------  ----------  -------------
        Net cash provided by (used in) financing activities............................     31,032       7,822         (718)
                                                                                         ---------  ----------  -------------
NET INCREASE IN CASH...................................................................     21,585       2,101          217
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................................         (2)          0            0
CASH, beginning of period..............................................................      2,561         460          243
                                                                                         ---------  ----------  -------------
CASH, end of period....................................................................  $  24,144  $    2,561    $     460
                                                                                         ---------  ----------  -------------
                                                                                         ---------  ----------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest...........................................................  $      80  $      137    $     288
                                                                                         ---------  ----------  -------------
                                                                                         ---------  ----------  -------------
  Cash payments for income taxes.......................................................  $   4,383  $    2,817    $      45
                                                                                         ---------  ----------  -------------
                                                                                         ---------  ----------  -------------
  New equipment under capital lease financing..........................................  $      51  $        0    $       0
                                                                                         ---------  ----------  -------------
                                                                                         ---------  ----------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS
    Miller Industries, Inc. (the "Company") was formed on April 28, 1994 in connection with a reorganization effective April 30, 1994 (the
"Reorganization"). In the Reorganization all 100 shares of the no par value common stock of Century Holdings, Inc. ("Century Holdings"), a manufacturer of towing and recovery equipment, were transferred to the Company by Miller Group, Inc. ("MGI") in exchange for 6,157,500 shares of the Company's $.01 par value common stock and a $3,600,000 promissory note (the "Reorganization Note"). The assets received by MGI in the Reorganization were distributed as follows: (1) 6,000,000 shares of common stock to an officer, (2) 157,500 shares of common stock to certain members of management, and (3) the Reorganization Note to certain former minority stockholders of MGI. The Reorganization required the complete liquidation and dissolution of MGI. The issuance of the Reorganization Note to the former minority stockholders of MGI was in exchange for their 17.5% common stock ownership interest in MGI. The issuance of the Reorganization Note resulted in a $3,600,000 charge to accumulated deficit. As a result of the Reorganization, Century Holdings became a wholly-owned subsidiary of the Company. The Reorganization was accounted for in a manner similar to a pooling of interests.

    NATURE OF OPERATIONS

    The Company is a manufacturer of vehicle towing and recovery equipment which is installed on truck chassis. The principal markets for the towing and recovery equipment are independent distributors of towing and recovery equipment located primarily throughout the United States, Canada, Europe, and the Pacific Rim. The Company's products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, and Boniface. The truck chassis are either purchased by the Company or provided by customers. Sales of Company-purchased chassis represented approximately 35%, 27%, and 19% of net sales in 1996, 1995, and 1994, respectively.

    PUBLIC OFFERINGS OF COMMON STOCK

    On August 9, 1994, the Company completed an initial public offering of 3,578,438 shares of its common stock at $7.00 per share (the "Offering"). The net proceeds of the Offering were used to repay long-term debt, redeem the cumulative preferred stock of a wholly-owned subsidiary, increase working capital, provide funds for capital additions, and for other general corporate purposes (Notes 4 and 9).

    On January 31, 1996, the Company completed a public offering of 1,800,000 shares of previously unissued common stock at $18.33 per share. The net proceeds were used to repay debt, including the debt incurred in the acquisition of S.A. Jige Lohr Wreckers (Note 3), increase working capital, provide funds for capital additions, and for other general corporate purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR-END

    In connection with the Reorganization, the Company adopted an April 30 year-end. The nine months ended April 30, 1994 will be referred to herein as "1994".

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Miller Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    CASH AND TEMPORARY INVESTMENTS

    Cash and temporary investments include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of repurchase agreements.

    INVENTORIES

    Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at April 30, 1996 and 1995 consisted of the following categories (in thousands):

                                                                           1996       1995
                                                                         ---------  ---------
Chassis................................................................  $   5,225  $   5,466
Raw materials..........................................................     10,028      5,427
Work in process........................................................      5,772      3,290
Finished goods.........................................................      3,967      3,226
                                                                         ---------  ---------
                                                                         $  24,992  $  17,409
                                                                         ---------  ---------
                                                                         ---------  ---------

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, and furniture, fixtures, and vehicles. Expenditures for maintenance and repairs are charged to expense as incurred.

    The property, plant, and equipment balances at April 30, 1996 and 1995 consisted of the following (in thousands):

                                                                           1996       1995
                                                                         ---------  ---------
Land...................................................................  $   1,156  $     307
Buildings and improvements.............................................      9,350      3,708
Machinery and equipment................................................      2,989      1,657
Furniture, fixtures, and vehicles......................................      1,465        403
Construction in progress...............................................        781        787
                                                                         ---------  ---------
                                                                            15,741      6,862
Less accumulated depreciation..........................................     (2,075)    (1,365)
                                                                         ---------  ---------
  Property, plant, and equipment, net..................................  $  13,666  $   5,497
                                                                         ---------  ---------
                                                                         ---------  ---------

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Company adopted SFAS 121 effective May 1, 1996. The adoption of SFAS 121 did not have a significant impact on the Company's consolidated financial position or results of operations.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON SHARE

    Net income per common share is calculated using the weighted average number of common and common equivalent shares outstanding. Net income per common share for 1994 gives retroactive effect to the 6,157,500 shares issued in connection with the Reorganization.

    In April 1996, the Company effected a three-for-two common stock split. The Company's par value of $.01 per share remained unchanged. As a result, $38,000 was transferred from additional paid-in capital to common stock. All historical share and per share amounts have been restated to reflect retroactively the common stock split.

    GOODWILL

    Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred which would indicate that the goodwill is not recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income in measuring whether the goodwill is recoverable. Accumulated amortization of goodwill was $578,000 and $477,000 at April 30, 1996 and 1995, respectively. Amortization expense for 1996, 1995, and 1994 was $101,000, $100,000, and $75,000, respectively.

    PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS

    The cost of acquired patents, trademarks, and other purchased product rights are capitalized and amortized using the straight-line method over 20 years. Total accumulated amortization of these assets at April 30, 1996 and 1995 was $208,000 and $151,000, respectively. Amortization expense for 1996, 1995, and 1994 was $57,000, $50,000, and $40,000, respectively.

    ACCRUED LIABILITIES AND OTHER

    Accrued liabilities and other consisted of the following at April 30, 1996 and 1995 (in thousands):

                                                                             1996       1995
                                                                           ---------  ---------
Accrued wages, commissions, bonuses, and benefits........................  $   1,770  $     951
Accrued income taxes.....................................................      1,978      2,010
Other....................................................................      4,007      1,210
                                                                           ---------  ---------
                                                                           $   7,755  $   4,171
                                                                           ---------  ---------
                                                                           ---------  ---------

    PRODUCT WARRANTY

    The Company provides a one-year limited product and service warranty on its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for 1996, 1995, and 1994 was $526,000, $484,000, and $361,000, respectively.

    CREDIT RISK

    The Company performs on-going credit evaluations of the independent distributors and other customers and maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

    REVENUE RECOGNITION

    Sales are recorded by the Company when equipment is shipped to independent distributors or other customers. The Company recognizes revenue on chassis it purchases at the time of shipment to the customer.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS OF JIGE LOHR WRECKERS AND BONIFACE ENGINEERING
    In January 1996, the Company purchased all of the outstanding capital stock of S.A. Jige Lohr Wreckers ("Jige Lohr"), a French manufacturer of towing and recovery equipment, for a total cash purchase price of approximately $2,950,000.

    In April 1996, the Company purchased all of the outstanding capital stock of Boniface Engineering ("Boniface"), an English manufacturer of towing and recovery equipment, at a total purchase price of $1,691,000. The purchase price consisted of $1,076,000 in cash and $615,000 (26,834 shares) of newly issued common stock.

    The acquisitions of Jige Lohr and Boniface have been accounted for under the purchase method of accounting. Accordingly, the operating results of Jige Lohr and Boniface have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $1,641,000 has been recognized as a component of goodwill in the accompanying consolidated balance sheet at April 30, 1996. The impact of the acquisitions on consolidated pro forma net income and earnings per share, as if the acquisitions had taken place at the beginning of fiscal 1995, was not significant for 1996 and 1995.

4.  DEBT RETIREMENT AND PREFERRED STOCK REDEMPTION
    Upon consummation of the initial public offering, the Company retired certain debt obligations, including previously restructured long-term debt, which resulted in a gain of $288,000. Such amount is reflected as an extraordinary gain, net of applicable income tax of $175,000, in the accompanying consolidated statement of income for 1995.

    Additionally, upon consummation of the initial public offering, the Company redeemed its cumulative redeemable preferred stock for $3,400,000 resulting in a gain of $694,000 which is reflected as a credit to additional paid-in capital in 1995.

5.  LONG-TERM OBLIGATIONS AND LINES OF CREDIT
    Long-term obligations consisted of the following at April 30, 1996 and 1995 (in thousands):

                                                                                         1996       1995
                                                                                       ---------  ---------
Mortgage notes payable, interest at rates from 3.0% to 6.88%, payable in monthly
 installments, maturing 2003 to 2011.................................................  $   2,510  $       0
Notes payable to banks, interest at rates from 7.23% to 9.75%, payable in monthly
 installments, maturing 1997 to 2005.................................................        841          0
Mortgage note payable, interest at LIBOR plus 2.5%, payable in monthly installments
 through 2002........................................................................        139          0
Other notes payable..................................................................        874        747
                                                                                       ---------  ---------
                                                                                           4,364        747
Less current portion.................................................................       (651)      (650)
                                                                                       ---------  ---------
                                                                                       $   3,713  $      97
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM OBLIGATIONS AND LINES OF CREDIT (CONTINUED)
    The aggregate future maturities of long-term obligations (excluding future cash outflows for interest) outstanding at April 30, 1996 are as follows (in thousands):

                               YEAR ENDING
                                APRIL 30,
                               ------------
1997......................................................................  $     651
1998......................................................................        561
1999......................................................................        434
2000......................................................................        428
2001......................................................................        414
Thereafter................................................................      1,876
                                                                            ---------
                                                                            $   4,364
                                                                            ---------
                                                                            ---------

    Certain equipment and manufacturing facilities are pledged as collateral under the mortgage notes payable. Notes payable to banks are secured by life insurance policies on a member of management.

    LINES OF CREDIT

    The Company maintains an unsecured revolving credit facility of $25,000,000 and a secured credit facility of $248,000 (the "Revolvers") for working capital and other general corporate purposes. Borrowings under the Revolvers bear interest at rates ranging from LIBOR plus 1.5%, (6.22% at April 30, 1996) to Paris interbank rate plus 1.25% (8.25% at April 30, 1996) and includes a commitment fee on the daily unused balance. The weighted average interest rate for borrowings outstanding under the Revolvers during 1996 was approximately 7.09%. Interest is payable monthly and the Revolvers are renewable on an annual basis. Total borrowings outstanding under the Revolvers were $100,000 at April 30, 1996.

    The terms of the Revolvers require the Company, among other things, to maintain minimum amounts of working capital, net worth, ratio of net worth to liabilities, debt coverage and quarterly profits, to limit the amount of capital expenditures, and to limit the payment of any dividends in the event of noncompliance with the terms of the Revolvers.

6.  STOCK OPTIONS
    The Company maintains a stock option plan under which incentive stock options, as well as nonqualified options and other stock-based awards may be granted to officers, employees, and directors. A total of 1,500,000 common shares have been reserved for issuance under the plan. No options may be exercisable for a year from the date of grant, and the Compensation Committee of the Board of Directors may determine when and in what amounts options thereafter become exercisable. The Company also adopted a stock option plan providing for the granting of options to purchase shares of common stock to each non-employee director. A total of 300,000 common shares have been reserved

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  STOCK OPTIONS (CONTINUED)
for issuance under the plan. Stock options issued under the plans provide for the purchase of common stock at the fair market value of the stock at the date of grant. The following summarizes the stock option transactions under the stock option plans for 1996 and 1995:

                                                                              OPTION PRICE
                                                                  SHARES        PER SHARE
                                                                 ---------  -----------------
Options outstanding, April 30, 1994............................          0        $  0
Granted........................................................    627,874        7.00
Canceled.......................................................     (4,387)       7.00
                                                                 ---------  -----------------
Options outstanding, April 30, 1995............................    623,487        7.00
Granted........................................................    314,304    9.67 - 22.92
Exercised......................................................     (5,868)       7.00
Canceled.......................................................     (6,513)   7.00 - 11.33
                                                                 ---------  -----------------
Options outstanding, April 30, 1996............................    925,410   $7.00 - $22.92
                                                                 ---------  -----------------
                                                                 ---------  -----------------

    The stock options outstanding at April 30, 1996 vest in annual increments through April 2000.

7.  LEASE COMMITMENTS
    The Company has entered into various operating leases for buildings and office equipment. Rental expense under these leases was $327,000, $396,000, and $212,000 for 1996, 1995, and 1994, respectively.

    At April 30, 1996, future minimum lease payments under noncancelable operating leases were not significant.

8.  LITIGATION
    The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of such matters presently cannot be determined but will not, in the opinion of management, based in part on the advice of legal counsel, have a material adverse effect on the Company's financial position or results of operations.

    In January 1996, the Company won a judgment for approximately $1.1 million plus prejudgment interest and enhanced damages in a patent infringement suit in the United States District Court for the Northern District of Iowa at Sioux City, Iowa. Certain defendants filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is currently in negotiations with the defendants to reach a plan to pay the judgment. No amounts have been recorded related to the damages awarded to the Company in this matter pending its ultimate resolution.

9.  INCOME TAXES
    Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") using the cumulative catch-up method. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial and tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS 109 resulted in a net credit to income of $379,000 in 1994.

    Prior to the Reorganization, Century Holdings had filed a consolidated federal tax return with MGI and, as agreed, current and deferred federal income taxes were allocated to Century Holdings as if Century Holdings had filed a separate tax return. Since the acquisition of Century Holdings by MGI,

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  INCOME TAXES (CONTINUED)
no current taxes have been paid to MGI by Century Holdings. In connection with the Reorganization, Century Holdings issued the $1,736,000 note payable to MGI which represented the cumulative amount of Century Holdings' allocated current federal income taxes which would have been payable on a separate company basis. The note payable to MGI was repaid in 1995 with a portion of the proceeds from the initial public offering.

    The provision for income taxes consisted of the following for 1996, 1995 and 1994 (in thousands):

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................  $   3,499  $   2,780  $   1,115
  State.........................................................        514        533        197
  Foreign.......................................................        124          0          0
                                                                  ---------  ---------  ---------
                                                                      4,137      3,313      1,312
                                                                  ---------  ---------  ---------
Deferred:
  Federal.......................................................        483        (58)      (112)
  Foreign.......................................................         (4)         0          0
                                                                  ---------  ---------  ---------
                                                                        479        (58)      (112)
                                                                  ---------  ---------  ---------
                                                                  $   4,616  $   3,255  $   1,200
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 1996, 1995, and 1994 were as follows:

                                                                      1996        1995         1994
                                                                   ----------  -----------  -----------
Federal statutory tax rate.......................................       34.0%       34.0%        34.0%
State taxes, net of federal tax benefit..........................        4.0         4.0          4.0
Other............................................................       (0.8)       (0.4)        (0.8)
                                                                         ---         ---          ---
Effective tax rate...............................................       37.2%       37.6%        37.2%
                                                                         ---         ---          ---
                                                                         ---         ---          ---

    Deferred income tax assets and liabilities for 1996 and 1995 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at April 30, 1996 and 1995 are as follows (in thousands):

                                                                              1996       1995
                                                                            ---------  ---------
Deferred tax assets:
  Reserves-receivables and inventory......................................  $     210  $     316
  Accruals and reserves...................................................        956        641
  Inventory...............................................................         20        338
  Other...................................................................         32          0
                                                                            ---------  ---------
      Gross deferred tax assets...........................................      1,218      1,295
                                                                            ---------  ---------
Deferred tax liabilities:
  Property, plant, and equipment..........................................        701        369
  Other...................................................................          7          0
                                                                            ---------  ---------
      Gross deferred tax liabilities......................................        708        369
                                                                            ---------  ---------
    Net deferred tax asset................................................  $     510  $     926
                                                                            ---------  ---------
                                                                            ---------  ---------

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  INCOME TAXES (CONTINUED)
    In management's opinion, the net deferred tax asset will be realized through the recognition of taxable income in future periods.

10. PREFERRED STOCK
    The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the Board of Directors. No shares have been issued.

11. 401(K) PLAN
    During 1996, the Company established a contributory retirement plan (the "401(k) Plan") for all full-time employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

    The 401(k) Plan provides that each participant may contribute up to 15% of his or her salary. The Company matches 25% of the first 4% of participant contributions. Matching contributions vest over a period of five years. All funds contributed by the participants are immediately vested. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named investment options.

    Upon death, disability, retirement, or the termination of employment, participants may elect to receive periodic or lump sum payments. Additionally, amounts may be withdrawn in cases of demonstrated hardship. Company contributions to the 401(k) Plan were not significant in 1996.

12. SEGMENT INFORMATION
    The Company's operations involve a single industry segment - the design, manufacture, and sale of towing and recovery equipment. Substantially all revenues result from the sale of towing and recovery equipment, either with or without a chassis, and the related parts and accessories. All significant intercompany revenues and expenses are eliminated in computing net sales and operating income. Prior to fiscal 1996, the Company operated exclusively in the United States. A summary of the Company's operations by geographic area for fiscal 1996 is presented below (in thousands):

                                                                    UNITED
                                                                    STATES      EUROPE    CONSOLIDATED
                                                                 ------------  ---------  ------------
Net sales......................................................   $  121,291   $   4,415   $  125,706
Income from operations.........................................       11,748         476       12,224
Identifiable assets............................................       86,548      12,775       99,323

    No single customer accounted for more than 10% of net sales during 1996, 1995, and 1994.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
    Statements of Financial Accounting Standards Nos. 107 and 119 require disclosure about fair value of all financial instruments. The carrying values of cash and temporary investments, accounts receivable, accounts payable, and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of long-term obligations is a reasonable estimate of its fair value based on the rates available for obligations with similar terms and maturities.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    The following is a summary of the unaudited quarterly financial information for the years ended April 30, 1996 and 1995 (in thousands, except per share data):

                                                                         INCOME PER
                                                                        COMMON SHARE
                                                        INCOME BEFORE      BEFORE
                                               GROSS    EXTRAORDINARY   EXTRAORDINARY      NET     NET INCOME PER
                                 NET SALES    PROFIT        ITEMS           ITEMS        INCOME     COMMON SHARE
                                -----------  ---------  -------------  ---------------  ---------  ---------------
1996
Quarter ended:
  July 31.....................  $    28,236  $   4,221    $   1,499       $    0.15     $   1,499     $    0.15
  October 31..................       29,611      4,734        1,706            0.17         1,706          0.17
  January 31..................       31,434      5,330        2,016            0.20         2,016          0.20
  April 30....................       36,425      6,601        2,572            0.22         2,572          0.22
                                -----------  ---------  -------------         -----     ---------         -----
    Total.....................  $   125,706  $  20,886    $   7,793       $    0.74     $   7,793     $    0.74
                                -----------  ---------  -------------         -----     ---------         -----
                                -----------  ---------  -------------         -----     ---------         -----
1995
Quarter ended:
  July 31.....................  $    19,152  $   3,336    $     962       $    0.16     $     962     $    0.16
  October 31..................       22,277      3,953        1,238            0.13         1,526          0.16
  January 31..................       24,840      4,368        1,501            0.15         1,501          0.15
  April 30....................       28,453      4,602        1,705            0.17         1,705          0.17
                                -----------  ---------  -------------         -----     ---------         -----
    Total.....................  $    94,722  $  16,259    $   5,406       $    0.61     $   5,694     $    0.64
                                -----------  ---------  -------------         -----     ---------         -----
                                -----------  ---------  -------------         -----     ---------         -----

15. RECLASSIFICATIONS
    Certain  reclassifications  have  been   made  to  prior  years'   financial
information to conform with the 1996 presentation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
Miller Industries, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Miller Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated June 21, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
June 21, 1996

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT                                              BALANCE AT
                                                         BEGINNING    CHARGED TO     CHARGED TO     ACCOUNTS      END OF
                                                         OF PERIOD     EXPENSES         OTHER      WRITTEN OFF    PERIOD
                                                        -----------  -------------  -------------  -----------  -----------
Nine months ended April 30, 1994:
  Deduction from asset accounts:
    Allowance for doubtful accounts...................   $     188     $     303     $       0      $     (69)   $     422

Year ended April 30, 1995:
  Deduction from asset accounts:
    Allowance for doubtful accounts...................         422           114             0            (18)         518

Year ended April 30, 1996:
  Deduction from asset accounts:
    Allowance for doubtful accounts...................         518            76           413(a)         (41)         966

- ------------------------
(a) The other addition to the allowance for doubtful accounts results from the acquisitions of S.A. Jige Lohr Wreckers and Boniface Engineering during fiscal 1996 which were accounted for under the purchase method of accounting.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1996.

                                          MILLER INDUSTRIES, INC.

                                          By:        /s/ WILLIAM G. MILLER

                                             -----------------------------------
                                                      William G. Miller
                                                CHAIRMAN AND CHIEF EXECUTIVE
                                                         OFFICER

                               POWER OF ATTORNEY

    Know all men by these presents, that each person whose signature appears below constitutes and appoints William G. Miller and J. Vincent Mish, and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of July, 1996.

                      SIGNATURE                                                   TITLE
- ------------------------------------------------------  ---------------------------------------------------------

                /s/ WILLIAM G. MILLER
     -------------------------------------------        Chairman of the Board and Chief Executive Officer
                  William G. Miller

                 /s/ J. VINCENT MISH
     -------------------------------------------        Vice President, Treasurer and Chief Financial Officer
                   J. Vincent Mish                       (Principal Financial and Accounting Officer)

                /s/ JEFFREY I. BADGLEY
     -------------------------------------------        President, Chief Operating Officer and Director
                  Jeffrey I. Badgley

             /s/ A. RUSSELL CHANDLER, III
     -------------------------------------------        Director
               A. Russell Chandler, III

                  /s/ PAUL E. DRACK
     -------------------------------------------        Director
                    Paul E. Drack

               /s/ STEPHEN A. FURBACHER
     -------------------------------------------        Director
                 Stephen A. Furbacher

                /s/ H. PATRICK MULLEN
     -------------------------------------------        Director
                  H. Patrick Mullen

                /s/ RICHARD H. ROBERTS
     -------------------------------------------        Director
                  Richard H. Roberts

                                 EXHIBIT INDEX