Form 10-Q
period 1996-07-31
MILLER INDUSTRIES INC /TN/
filed 1996-09-16
CIK 924822

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1996
                       Commission File No. 0-24298


                         MILLER INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



       Tennessee                              62-1566286
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

       900 Circle 75 Parkway
          Atlanta, Georgia                          30339
    ----------------------------------------    ----------
    (Address of principal executive offices)    (Zip Code)

   --------------------------------------------------------------------
   Registrant's telephone number, including area code:  (770) 988-0797



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X NO __



The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 1996 was 24,015,846 (as adjusted to reflect the 2-for-1 stock split dividend approved on August 30, 1996 for distribution on September 30, 1996 to shareholders of record on September 16, 1996).
                         MILLER INDUSTRIES, INC.

                                  INDEX



PART I.   FINANCIAL INFORMATION                                      Page Number

     Item 1.   Financial Statements (Unaudited)
               --------------------

               Condensed Consolidated Balance Sheets -
               July 31, 1996 and April 30, 1996                             3

               Condensed Consolidated Statements of Income
               for the Three Months Ended
               July 31, 1996 and 1995                                       4

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended July 31, 1996 and 1995            5

               Notes to Condensed Consolidated Financial
               Statements                                                   6

     Item 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations                          9
               -----------------------------------


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                            11
               ---------------------------------


SIGNATURES                                                                 12

                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)
                           (Unaudited)
                             ASSETS

                                                                              July 31,          April 30,
                                                                                1996              1996
                                                                              -------           ----------

CURRENT ASSETS:
   Cash                                                                     $  20,930           $   24,499
   Accounts receivable, net                                                    29,595               27,889
   Inventories                                                                 27,584               27,088
   Deferred income taxes                                                        1,162                1,162
   Prepaid expenses and other                                                   1,488                1,003
                                                                            ---------           ----------
                 Total current assets                                          80,759               81,641
                                                                            ---------           ----------
PROPERTY, PLANT AND EQUIPMENT, net                                             13,906               13,722
                                                                            ---------           ----------
GOODWILL, net                                                                   5,035                5,071
                                                                            ---------           ----------
PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS, net
                                                                                  938                  926
     OTHER ASSETS                                                                 217                  204
                                                                            ---------           ----------
                 Total assets                                               $ 100,855           $  101,564
                                                                            =========           ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                        $     565            $     751
   Line of Credit                                                                 234                  341
   Accounts payable                                                            19,203               21,693
   Accrued liabilities                                                          7,978                8,375
                                                                            ---------           ----------
                 Total current liabilities                                     27,980               31,160
                                                                            ---------           ----------
LONG-TERM DEBT, less current portion                                            3,950                3,927
                                                                            ---------           ----------
DEFERRED INCOME TAXES                                                             701                  701
                                                                            ---------           ----------
STOCKHOLDERS' EQUITY  (Note 2):
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none issued or outstanding                                                    0                    0
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 23,348,266 and 23,142,672 shares issued
      and outstanding,  respectively                                              117                  115
   Additional paid-in capital                                                  54,861               54,847
   Retained earnings                                                           13,246               10,814
                                                                            ---------           ----------
                 Total common stockholders' equity                             68,224               65,776
                                                                            ---------           ----------
                 Total liabilities and stockholders' equity                 $ 100,855           $  101,564
                                                                            =========           ==========

See accompanying notes to condensed consolidated financial statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except per share data)
                                       (Unaudited)

                                                            Three Months Ended
                                                                 July 31,
                                                           ---------------------
                                                            1996           1995
                                                          -------        --------
NET SALES                                                 $ 42,606       $ 32,884

COST OF SALES                                               35,498         28,056
                                                          --------       --------

GROSS PROFIT                                                 7,108          4,828

OPERATING EXPENSES:
   Selling                                                   2,068          1,391
   General and administrative                                1,295          1,101
                                                          --------       --------
INCOME FROM OPERATIONS                                       3,745          2,336

INTEREST INCOME (EXPENSE), net                                 206            (43)
                                                          --------       --------
INCOME BEFORE INCOME TAXES                                   3,951          2,293

PROVISION FOR INCOME TAXES                                   1,481            909
                                                          --------       --------
NET INCOME                                                $  2,470       $  1,384
                                                          ========       ========

NET INCOME PER COMMON SHARE                               $   0.10       $   0.07
                                                          --------       --------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                               23,620         20,182
                                                          =========      ========

See accompanying notes to condensed consolidated financial statements.

         MILLER INDUSTRIES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands)
                       (Unaudited)

                                                                         Three Months Ended July 31,
                                                                         ---------------------------
                                                                               1996          1995
                                                                               ----          ----
OPERATING ACTIVITIES:
   Net income                                                                $  2,470      $  1,383
                                                                             --------      --------
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                            228           131
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                         (1,706)        1,167
            Increase in inventories                                              (496)         (359)

            Decrease (increase) in prepaid expenses and other                    (498)           60
            Increase (decrease) in accrued liabilities                           (397)          265
            Decrease  in accounts payable                                      (2,489)       (2,520)
            Decrease (increase) in other assets                                   (30)           15
                                                                             --------      --------
               Total adjustments                                               (5,388)       (1,241)
                                                                             --------      --------
               Net cash provided by (used in) operating
                 activities                                                    (2,918)          142

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (358)       (1,019)
   Other                                                                          (46)            0
                                                                             --------      --------
               Net cash used in investing activities                             (404)       (1,019)
                                                                             --------      --------
FINANCING ACTIVITIES:
   Net repayments under line of credit                                           (107)         (230)
   Repayment of long-term debt                                                   (163)          (68)
   Proceeds from issuance of long-term debt                                         0            66
   Proceeds from exercise of stock options                                         23             0
                                                                             --------      --------
               Net cash provided by (used in) financing activities               (247)         (232)
                                                                             --------      --------
NET DECREASE IN CASH                                                           (3,569)       (1,109)
CASH, beginning of period                                                      24,499         2,631
                                                                             --------      --------
CASH, end of period                                                          $ 20,930         1,522
                                                                             ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest                                                $    127      $     57
                                                                             ========      ========
   Cash payments for income taxes - State and Federal                        $  1,520      $    797
                                                                             ========      ========

See accompanying notes to condensed consolidated financial statements.

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   Basis of Presentation

     The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

2.   Common Stock

     All share numbers, share prices, and per share amounts have been restated to reflect the 3-for-2 stock split which occurred on April 12, 1996 and the 2-for-1 stock split which will be distributed on September 30, 1996 to shareholders of record on September 16, 1996.

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at July 31, 1996 and April 30, 1996 consisted of the following (in thousands):

                                   July 31,         April 30,
                                     1996              1996
                                ----------         ----------
          Chassis               $   5,691          $   5,699
          Raw Materials             9,956             10,028
          Work in process           4,668              5,772
          Finished goods            7,269              5,589
                                ---------          ---------
                                $  27,584          $  27,088
                                =========          =========

4.   Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.


5.   Business Combinations

     In July 1996 the Company issued approximately 198,000 shares of its common stock in exchange for all of the outstanding common stock of two towing equipment distributors ("Distributors") with historical revenues of approximately $17 million annually. These transactions have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Distributors for the periods presented herein. Such operations were not significant for the three month periods ended July 31, 1996 and July 31, 1995.


6.   Subsequent Events

     Legal Matters

     In January 1996, the Company was awarded a judgment in a patent infringement suit in the United States District Court for the Northern District of Iowa at Sioux City, Iowa in which the jury found that the defendant manufacturer and distributor of towing equipment willfully infringed both the Company's underlift parallel linkage and L-arm patents and that the common owner of the manufacturer and distributor induced the infringement. The judgment was paid to the Company in August 1996 in the amount of approximately $1.8 million, which included enhanced damages for willfulness and pre- and post-judgment interest and a broad permanent injunction against future infringement by the defendants. Defendants were not granted a license to use the Company's L-arm technology. With this payment, both the Company and the defendant withdrew their appeals and the judgment, therefore, became a final judgment.

     Business Combinations

     In August and September 1996 the Company issued approximately 178,000 shares of its common stock in exchange for all of the outstanding common stock of two additional towing equipment distributors with historical revenues of approximately $23 million annually. These two acquisitions will be accounted for using the purchase method of accounting. Additionally, in September 1996 the Company issued 490,000 shares of its common stock in exchange for all of the outstanding common stock of Vulcan International, Inc. ("Vulcan"). Vulcan is a manufacturer of towing and recovery equipment with historical revenues of $22 million annually. The Company anticipates that this transaction will be accounted for as a pooling of interests. Collectively, these three acquired companies are referred to as "Newco's". Unaudited preliminary proforma information is as follows (in thousands, except per share data):

                                                                 Three Months Ended
                                                                     July 31,
                                                            ____________________________
                                                               1996            1995
                                                               ----            ----
         Net Sales:
                 Company                                   $  42,606        $  32,884
                 Newco's                                      13,846           10,057
                 Combined                                  $  56,452        $  42,941

         Net income:
                 Company                                   $   2,470        $   1,384
                 Newco's                                         150              114
                 Combined                                  $   2,620        $   1,498


         Net income per share as reported                  $    0.10        $    0.07

         Proforma net income per share                     $    0.11        $    0.07


                                                           July 31, 1996    April 30, 1996
                                                           -------------    --------------
         Stockholders' equity as reported                  $  68,224        $  65,776

         Proforma stockholders' equity                     $  70,840        $  68,115

The Company's historical financial statements filed for future periods will not reflect operations prior to the date of acquisition for the two distributors accorded purchase accounting.

7.   Reclassifications

     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RECENT DEVELOPMENTS

     As more fully discussed in Note 5 to condensed consolidated financial statements, in July 1996 the Company acquired two towing equipment distributors. These transactions have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Distributors for the periods presented herein.

     As more fully discussed in Note 6 to condensed consolidated financial statements, subsequent to the end of the first quarter, in August and September 1996 the Company acquired two additional towing equipment distributors. Additionally, in September 1996 the Company acquired Vulcan International, Inc., a manufacturer of towing and recovery equipment. Preliminary proforma information for these acquired companies is presented in
Note 6 to condensed consolidated financial statements.

     All five of these transactions were accomplished using common stock of the Company.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JULY 31, 1996 COMPARED
TO THREE MONTHS ENDED JULY 31, 1995

     Net sales for the three months ended July 31, 1996, increased 29.6% to $42.6 million from $32.9 million for the comparable period in 1995. The increase in net sales was primarily the result of higher unit sales volume in all of the Company's product lines, an increase in units sold with the truck chassis included, and sales from the Jige and Boniface operations acquired in January and April 1996. The growth in unit sales volume was a result of continued market growth, market share gains, and the European acquisitions.

     Gross profit for the three months ended July 31, 1996, increased 47.2% to $7.1 million from $4.8 million for the comparable period in 1995. Gross profit as a percentage of net sales increased to 16.7% from 14.7%. This increase in gross profit margin resulted primarily from production efficiencies associated with the higher sales level, changes in the product mix, and the positive impact of the price increase implemented in the third quarter of last year.

     Selling expenses for the three months ended July 31, 1996, increased 48.0% to $2.1 million from $1.4 million for the comparable period of 1995. The increase in selling expenses was due primarily to higher commission expenses resulting from increased sales and from the impact of the European operations. General and administrative expenses for the three months ended July 31, 1996 increased 17.6% to $1.3 million from $1.1 million for 1995. Overall, operating expenses as a percentage of net sales increased to 7.9% in the 1996 period from 7.6% in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, debt service and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offering completed in January, 1996.

     Cash flows used in operating activities were $2.9 million for the three month period ended July 31, 1996 as compared to $0.1 million provided by operations for the comparable period of 1995. The decrease in cash flows from operations was primarily the result of timing of disbursements to trade creditors and increases in accounts receivable levels resulting from the continuing growth in sales.

     Cash used in investing activities was $0.4 million for the three month period ended July 31, 1996 compared to $1.0 million for the comparable period in fiscal 1995. The cash used in investing activities was primarily for capital expenditures and equipment purchases in 1996 and 1995.

     Cash used in financing activities was $0.2 million for the three month periods ended July 31, 1996 and 1995. The cash was used to repay long-term debt and to pay down amounts outstanding under the two acquired Distributors' lines of credit.

     The Company has a $25 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR plus 1.4%. At July 31, 1996, no amounts were outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios and specified tangible net worth, the sale of assets, mergers, and the payment of dividends.

     The Company has recently expanded its Hermitage, Pennsylvania facility and is currently expanding its facility in Ooltewah, Tennessee. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $3.0 million. Excluding the capital commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          Exhibit 27 - Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the first quarter of the fiscal year.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MILLER INDUSTRIES, INC.



                              By:  /s/ J. Vincent Mish
                                   J. Vincent Mish
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date:     September 13, 1996