Form 10-Q
period 1996-10-31
MILLER INDUSTRIES INC /TN/
filed 1996-12-13
CIK 924822

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1996
                   Commission File No. 0-24298



                     MILLER INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)



           Tennessee                        62-1566286
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

            900 Circle 75 Parkway
               Atlanta, Georgia                          30339
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (770) 988-0797


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X   NO
                              ---     ---


The number of shares outstanding of the registrant's Common
Stock, $.01 par value, as of December 4, 1996 was 25,374,939.
                     MILLER INDUSTRIES, INC.

                              INDEX



PART I.     FINANCIAL INFORMATION                      Page Number

   Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            October 31, 1996 and April 30, 1996             3

            Condensed Consolidated Statements of Income
            for the Three Months and Six Months Ended
            October 31, 1996 and 1995                       4

            Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended October 31,
            1996 and 1995                                   5

            Notes to Condensed Consolidated Financial
            Statements                                      6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                     10

PART II.   OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                12


SIGNATURES                                                 13

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                   ASSETS
                                                     October 31,        April 30,
                                                         1996              1996
                                                     ----------        -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                              $    12,535        $   24,592
  Accounts receivable, net                               39,002            31,750
  Inventories                                            44,238            32,428
  Deferred income taxes                                   1,371             1,338
  Prepaid expenses and other                              1,216             1,095
                                                    -----------         ---------
        Total current assets                             98,362            91,203
                                                    -----------         ---------

PROPERTY, PLANT AND EQUIPMENT, net                       19,004            16,555

GOODWILL, net                                             6,835             5,071
                                                    -----------         ---------
PATENTS, TRADEMARKS AND OTHER PURCHASED
   PRODUCT RIGHTS, net                                    1,447               926

OTHER ASSETS                                              3,178               250
                                                    -----------         ---------
        Total assets                                $   128,826         $ 114,005
                                                    ===========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $     5,422         $   1,101
   Line of credit                                           819             1,143
   Accounts payable                                      27,373            27,427
   Accrued liabilities                                   10,857             9,636
                                                    -----------         ---------
        Total current liabilities                        44,471            39,307
                                                    -----------         ---------

LONG-TERM DEBT, less current portion                      7,165             5,865
                                                    -----------         ---------
DEFERRED INCOME TAXES                                       960               870
                                                    -----------         ---------

STOCKHOLDERS' EQUITY  (Note 2):
   Preferred stock, $.01 par value, 5,000,000
     shares authorized; none issued or
     outstanding                                              0                0
   Common stock, $.01 par value, 100,000,000
     shares authorized; 24,051,621 and
     23,848,522 shares issued and outstanding,
     respectively                                           241               238
   Additional paid-in capital                            57,287            54,859
   Retained earnings                                     18,702            12,866
                                                    -----------         ---------

        Total common stockholders' equity                76,230            67,963
                                                    -----------         ---------
        Total liabilities and stockholders' equity  $   128,826         $ 114,005
                                                    ===========         =========

     See accompanying notes to condensed consolidated financial statements.

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)
                              (Unaudited)

                                          Three Months Ended          Six Months Ended
                                               October 31,               October 31,
                                          ------------------          -----------------
                                            1996       1995          1996         1995
                                            ----       ----          ----         ----
NET SALES                              $   62,308   $  39,363     $ 111,647   $  75,857

COST OF SALES                              52,053      32,736        93,158      63,504
                                       ----------    --------     ---------   ---------
GROSS PROFIT                               10,255       6,627        18,489      12,353

OPERATING EXPENSES:
  Selling                                   3,021       1,898         5,533       3,706
  General and administrative                2,176       1,538         3,887       2,937
                                       ----------    --------     ---------   ---------

INCOME FROM OPERATIONS                      5,058       3,191         9,069       5,710

INTEREST INCOME (EXPENSE), net                122         (91)          271        (208)
                                       ----------    --------     ---------   ---------

INCOME BEFORE INCOME TAXES                  5,180       3,100         9,340       5,502

PROVISION FOR INCOME TAXES                  1,973       1,066         3,504       1,994
                                       ----------    --------     ---------   ---------

NET INCOME                             $    3,207    $  2,034     $   5,836    $  3,508
                                       ==========    ========     =========    ========

NET INCOME PER COMMON SHARE            $     0.13    $   0.10     $    0.23    $   0.17
                                       ----------    --------     ---------    --------


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                              25,562      20,701        25,365       20,697
                                       ==========    ========     =========    ========

     See accompanying notes to condensed consolidated financial statements.

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (UNAUDITED)

                                                                                  SIX MONTHS ENDED OCTOBER 31,
                                                                                  ----------------------------
                                                                                     1996            1995
                                                                                   -------        --------
OPERATING ACTIVITIES:
   Net income                                                                     $  5,836        $  3,508
                                                                                  --------        --------
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                                   733             390
       Changes in operating assets and liabilities:
          Accounts receivable                                                       (5,610)         (1,514)
          Inventories                                                               (6,116)         (1,884)
          Prepaid expenses and other                                                    24             (78)
          Accrued liabilities                                                          853             486
          Accounts payable                                                          (3,129)            168
          Other assets                                                              (2,893)            120
                                                                                 ---------        --------
             Total adjustments                                                     (16,138)         (2,312)
                                                                                 ---------        --------
             Net cash provided by (used in) operating
               activities
                                                                                   (10,302)          1,196
                                                                                 ---------        --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                          (339)         (1,997)
  Other, including cash acquired in acquisitions                                       201               0
                                                                                 ---------        --------
             Net cash used in investing activities                                    (138)         (1,997)
                                                                                 ---------        --------
FINANCING ACTIVITIES:
  Payments under line of credit                                                       (300)           (959)
  (Payment) proceeds of long-term debt                                              (1,429)            604
  Proceeds from exercise of stock options                                              112               9
                                                                                 ---------        --------
             Net cash used in financing activities                                  (1,617)           (346)
                                                                                 ---------        --------
NET DECREASE IN CASH                                                               (12,057)         (1,147)
CASH, beginning of period                                                           24,592           2,972
                                                                                 ---------        --------
CASH, end of period                                                              $  12,535        $  1,825
                                                                                 =========        ========

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES:
  Capital stock issued for acquisitions accounted for using the
    purchase method of accounting                                                $  (2,300)
  Fair value of assets acquired                                                     11,772
  Liabilities assumed                                                            $  (9,472)
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

2.   Common Stock

     All share numbers, share prices, and per share amounts have been restated to reflect the 3-for-2 stock split which occurred on April 12, 1996 and the 2-for-1 stock split which occurred on September 30, 1996.

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at October 31, 1996 and April 30, 1996 consisted of the following (in thousands):

                                October 31,       April 30,
                                    1996            1996
                                -----------      ----------
          Chassis               $  14,388        $   7,188
          Raw Materials            11,145           11,505
          Work in process           7,336            7,155
          Finished goods           11,369            6,580
                                ---------        ---------
                                $  44,238        $  32,428
                                =========        =========

4.   Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.


5.   Business Combinations

     In July 1996 the Company issued approximately 198,000 shares of its common stock in exchange for all of the outstanding common stock of two towing equipment distributors with historical revenues of approximately $17 million annually. In September 1996 the Company issued approximately 507,000 shares of its common stock in exchange for all of the outstanding common stock of Vulcan International, Inc. ("Vulcan"). Vulcan is a manufacturer of towing and recovery equipment with historical revenues of $22 million annually. These three entities are collectively referred to as the "Pooled Entities". These mergers have been accounted for as poolings of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of the Pooled Entities for the periods presented herein. Expenses related to these mergers are included in general and administrative operating expenses.

     Results of operations of the Company and the Pooled Entities for the periods presented herein are as follows:

                                              Three Months Ended         Six Months Ended
                                                  October 31,                October 31,
                                           ---------------------     ---------------------
                                               1996       1995           1996         1995
                                           ---------   ---------     ---------   ---------
     Net Sales:
        Company                            $  46,571   $  29,611     $  84,369   $  57,847
        Pooled Entities                       18,710      10,394        31,899      19,238
        Adjustment-Elimination of
           intercompany sales                 (2,973)       (642)       (4,621)     (1,228)
                                           ---------   ---------     ---------   ---------
        Combined                              62,308      39,363       111,647      75,857
                                           =========   =========     =========    ========
    Net Income:
       Company                                 2,702       1,706         5,035       3,205
       Pooled Entities                           505         328           801         303
                                           ---------   ---------     ---------   ---------
       Combined                            $   3,207   $   2,034     $   5,836   $   3,508
                                           =========   =========     =========   =========

     In August and September 1996 the Company issued approximately 178,000 shares of its common stock in exchange for all the outstanding common stock of two additional towing equipment distributors with historical revenues of approximately $23 million annually. These two acquisitions were accounted for using the purchase method of accounting. The proforma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein.

6.   Legal Matters

     In January 1996, the Company was awarded a judgment in a patent infringement suit in which the jury found that the defendant manufacturer and distributor of towing equipment willfully infringed both the Company's underlift parallel linkage and L-arm patents. A final judgment was paid to the Company in August 1996 in the amount of approximately $1.8 million, which included enhanced damages for willfulness and pre- and post-judgment interest and a broad permanent injunction against future infringement by the defendants. Defendants were not granted a license to use the Company's L-arm technology. The impact of this payment net of expenses associated with this lawsuit and related patent infringement litigation was not significant to net income for the six months ended October 31, 1996.

     Subsequent to the end of the quarter, in November 1996 the Company received a verdict in its patent infringement suit against Chevron, Inc., a manufacturer of towing and recovery equipment. The jury awarded damages in the amount of $310,000. The Company will be filing motions for prejudgment interest, as well as an appeal for a new trial on damages.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

7.   Subsequent Events

     On November 6, 1996 the Company completed a public offering of 1,295,352 shares of previously unissued common stock at $24.25 per share. The net proceeds will be used to fund capital expenditures including expansion of manufacturing capacity, fund the Company's financial services group, finance future acquisitions and for general corporate purposes including working capital.

     On December 11, 1996 the Company announced a three-for-two stock split to be distributed on December 30, 1996 to shareholders of record on December 20, 1996. The financial statements herein have not been restated for the split.

8.   Reclassifications

     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     Also, as more fully discussed in Note 5 to condensed consolidated financial statements, in August and September 1996 the Company acquired two additional towing equipment distributors. Additionally, in September 1996 the Company acquired Vulcan International, Inc., a manufacturer of towing and recovery equipment.

     All five of these transactions were accomplished using common stock of the Company.

     As more fully discussed in Note 7 to condensed consolidated financial statements, in November 1996 the Company completed a public offering of 1,295,352 shares of previously unissued common stock.

RESULTS OF OPERATIONS--THREE MONTHS ENDED OCTOBER 31, 1996
COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

     Net sales for the three months ended October 31, 1996, increased 58.3% to $62.3 million from $39.4 million for the comparable period in 1995. The increase in net sales was primarily the result of higher unit sales volume, an increase in units sold with the truck chassis included, and sales from the two European manufacturing operations acquired in January and April 1996 and the two towing equipment distributors acquired in August and September 1996, collectively the "1996 Acquisitions". The growth in unit sales volume was a result of continued market growth, market share gains, and the 1996 Acquisitions.

     Gross profit for the three months ended October 31, 1996, increased 54.8% to $10.3 million from $6.6 million for the comparable period in 1995. Gross profit as a percentage of net sales decreased to 16.5% from 16.8%. This net decrease in gross profit margin resulted primarily from a significant increase in chassis sales which carry a nominal profit margin partially offset by the positive impact of production efficiencies associated with the higher sales level and the price increase implemented in the third quarter of last year.

     Selling expenses for the three months ended October 31, 1996, increased 59.2% to $3.0 million from $1.9 million for the comparable period of 1995. The increase in selling expenses was due primarily to higher commission expenses resulting from increased sales and from the impact of the 1996 Acquisitions. General and administrative expenses for the three months ended October 31, 1996 increased 41.5% to $2.2 million from $1.5 million for 1995 primarily due to merger expenses related to the pooling transactions and the impact of the 1996 Acquisitions.

Overall, operating expenses as a percentage of net sales decreased to 8.3% in the 1996 period from 8.7% in the 1995 period.

RESULTS OF OPERATIONS--SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED
TO SIX MONTHS ENDED OCTOBER 31, 1995

     Net sales for the six months ended October 31, 1996 increased 47.2% to $111.6 million from $75.9 million for the comparable period in 1995. The increase in net sales was primarily due to higher unit sales volume and an increase in units sold together with truck chassis. The growth in unit sales volume was a result of continued market growth, market share gains and the 1996 Acquisitions.

     Gross profit increased 49.7% to $18.5 million for the six months ended October 31, 1996 from $12.4 million for the comparable period in 1995. Gross profit as a percentage of net sales increased to 16.6% from 16.3%. This net increase in gross profit margin resulted primarily from production efficiencies associated with the higher volume level and the positive impact of the price increase implemented in the third quarter of last year partially offset by an increase in chassis sales which carry a nominal profit margin.

     Selling expenses increased 49.3% to $5.5 million for the six months ended October 31, 1996 from $3.7 million for the comparable period of 1995. The increase in selling expenses was due primarily to higher commission expenses resulting from increased sales and the impact of the 1996 Acquisitions. General and administrative expenses for the six months ended October 31, 1996 increased 32.4% to $3.9 million from $2.9 million for 1995 primarily due to merger expenses related to the pooling transactions and the impact of the 1996 Acquisitions. Overall, operating expenses as a percentage of net sales decreased to 8.4% in the 1996 period from 8.8% in the 1995 period.

     Interest income (expense), net improved from a net interest expense of $0.2 million for the six months ended October 31, 1996 to a net interest income of $0.3 million for the comparable period of 1995 as a result of debt repayment and investment of the proceeds of the public offering in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, debt service and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offering completed in January, 1996.

     Cash flows used in operating activities were $10.3 million for the six month period ended October 31, 1996 as compared to $1.2 million provided by operations for the comparable period of 1995. The decrease in cash flows from operations was primarily the result of timing of disbursements to trade creditors and increases in accounts receivable and inventory levels resulting from the continuing growth in sales.

     Cash used in investing activities was $0.1 million for the six month period ended October 31, 1996 compared to $2.0 million for the comparable period in 1995. The cash used in investing activities was primarily for capital expenditures and equipment purchases in both periods.

     Cash used in financing activities was $1.6 million for the six month period ended October 31, 1996 and $0.3 million for the comparable period in the prior year. The cash was used to repay long-term debt and to pay down amounts outstanding under the acquired companies' credit arrangements.

     The Company has a $25 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR plus 1.0%. At October 31, 1996, no amounts were outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios and specified tangible net worth, the sale of assets, mergers, and the payment of dividends.

     The Company has recently expanded its Hermitage, Pennsylvania facility and is currently increasing the capacity of its plants in Ooltewah, Tennessee and Olive Branch, Mississippi. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $2.5 million. The Company intends to purchase or construct a car carrier manufacturing facility. Excluding the capital commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.


Part II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.  Exhibit 27 - Financial Data Schedule
          (For SEC use only)

          (b) Reports on Form 8-K - Current report on Form 8-K filed on November 1, 1996.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MILLER INDUSTRIES, INC.



                              By:  /s/ Adam L. Dunayer
                                   Adam L. Dunayer
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date:     December 13, 1996