Form 10-Q
period 1997-01-31
MILLER INDUSTRIES INC /TN/
filed 1997-03-17
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended January 31, 1997
                       Commission File No. 0-24298



                         MILLER INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



          Tennessee                               62-1566286
-----------------------------------------------------------------------
State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

            900 Circle 75 Parkway
               Atlanta, Georgia                     30339
    ------------------------------------------------------
    (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number, including area code:  (770) 988-0797



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X NO __



The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 1997 was 38,753,868.
                         MILLER INDUSTRIES, INC.

                                  INDEX



PART I.   FINANCIAL INFORMATION                                 Page Number

     Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               January 31, 1997 and April 30, 1996                    3

               Condensed Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               January 31, 1997 and 1996                              4

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended January 31, 1997 and
               1996                                                   5

               Notes to Condensed Consolidated Financial
               Statements                                             6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations      10


PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K                 13


SIGNATURES                                                           13

                              MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED balance sheets
                                  (In thousands, except share data)

                                                   ASSETS
                                                                        January 31,       April 30,
                                                                           1997             1996
                                                                        -----------       ---------
                                                                        (Unaudited)
CURRENT ASSETS:
 Cash and temporary cash investments                                    $   17,002        $   24,592
 Accounts receivable, net                                                   41,612            31,750
 Inventories                                                                52,151            32,428
 Deferred income taxes                                                       1,536             1,338
 Prepaid expenses and other                                                  1,321             1,095
                                                                        ----------         ---------
              Total current assets                                         113,622            91,203
                                                                        ----------         ---------

PROPERTY, PLANT AND EQUIPMENT, net                                          19,925            16,555
                                                                        ----------         ---------

GOODWILL, net                                                                6,791             5,071
                                                                        ----------         ---------

PATENTS, TRADEMARKS AND OTHER PURCHASED
   PRODUCT RIGHTS, net                                                       1,196               926
FINANCE AND LEASE RECEIVABLES, net                                          17,567                 0
OTHER ASSETS                                                                   488               250
                                                                        ----------         ---------
              Total assets                                              $  159,589         $ 114,005
                                                                        ==========         =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                      $    4,030         $   1,101
 Line of credit                                                              1,152             1,143
 Accounts payable                                                           29,524            27,427
 Accrued liabilities                                                         9,084             9,636
                                                                        ----------         ---------
 Total current liabilities                                                  43,790            39,307
                                                                        ----------         ---------

LONG-TERM DEBT, less current portion                                         5,608             5,865
                                                                        ----------         ---------
DEFERRED INCOME TAXES                                                        1,020               870
                                                                        ----------         ---------

STOCKHOLDERS' EQUITY  (Note 2):
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued or outstanding                                               0                 0

  Common stock, $.01 par value, 100,000,000 shares authorized; 38,127,565
  and 35,772,783 shares issued and outstanding,  respectively                  381               358
  Additional paid-in capital                                                86,257            54,739
  Retained earnings                                                         22,533            12,866
                                                                        ----------         ---------
              Total stockholders' equity                                   109,171            67,963
                                                                        ----------         ---------
              Total liabilities and stockholders' equity                $  159,589         $ 114,005
                                                                        ==========         =========

         See accompanying notes to condensed consolidated financial statements.

                              MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share data)
                                             (Unaudited)

                                                          Three Months Ended                  Nine Months Ended
                                                              January 31,                        January 31,
                                                       -------------------------         --------------------------
                                                           1997           1996                1997          1996
                                                       ---------       ---------          ---------      ----------

NET SALES                                              $  67,851       $  42,082          $ 179,498      $ 117,939

COST OF SALES                                             56,675          34,757            149,833         98,261
                                                       ---------       ---------          ---------      ---------

GROSS PROFIT                                              11,176           7,325             29,665         19,678

OPERATING EXPENSES:
  Selling                                                  2,797           1,959              8,330          5,665
  General and administrative                               2,552           1,637              6,439          4,574
                                                       ---------       ---------          ---------      ---------

INCOME FROM OPERATIONS                                     5,827           3,729             14,896          9,439

INTEREST INCOME (EXPENSE), net                               205             (98)               476           (306)
                                                       ---------       ---------          ---------      ---------

INCOME BEFORE INCOME TAXES                                 6,032           3,631             15,372          9,133

PROVISION FOR INCOME TAXES                                 2,201           1,329              5,705          3,323
                                                       ---------       ---------          ---------      ---------

NET INCOME                                             $   3,831       $   2,302          $   9,667      $   5,810
                                                       =========       =========          =========      =========

NET INCOME PER COMMON SHARE                            $    0.09        $   0.07          $    0.25      $    0.19
                                                       ---------       ---------          ---------      ---------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                          40,793          31,622             39,138         31,236
                                                       =========       =========          =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)
                                             (Unaudited)

                                                                                    NINE MONTHS ENDED JANUARY 31,
                                                                                    -----------------------------
                                                                                        1997             1996

OPERATING ACTIVITIES:
    Net Income                                                                      $   9,667         $ 5,810
                                                                                    ---------         -------
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                                  1,101             632
         Deferred income tax provision                                                    150            (183)
         Changes in operating assets and liabilities:
           Accounts receivable                                                         (8,220)         (4,555)
           Inventories                                                                (14,029)         (4,488)
           Prepaid expenses and other                                                    (129)            235
           Accrued liabilities                                                           (184)            409
           Accounts payable                                                              (978)          2,624
           Other assets                                                                   265             141
                                                                                    ---------         -------
             Total adjustments                                                        (22,024)         (5,185)
                                                                                    ---------         -------
             Net cash provided by (used in) operating
              activities
                                                                                      (12,357)            625
INVESTING ACTIVITIES:
  Purchase of S.A. Jige lohr wreckers, net of cash acquired                                            (2,705)
  Purchases of property, plant and equipment                                           (3,145)         (2,511)
  Investment in finance and lease receivables                                         (17,567)
                                                                                    ---------         -------
             Net cash used in investing activities                                    (20,712)         (5,216)
                                                                                    ---------         -------
FINANCING ACTIVITIES:
 Proceeds from sale of stock                                                           28,659          30,966
 Borrowing under lines of credit                                                                        3,745
 Repayment of long-term debt                                                           (3,603)           (764)
 Proceeds from exercise of stock options                                                  423
                                                                                    ---------         -------
             Net cash provided by (used in) financing activities                       25,479          33,947
                                                                                    ---------         -------
NET INCREASE (DECREASE) IN CASH                                                        (7,590)         29,356
CASH, beginning of period                                                              24,592           2,999
                                                                                    ---------         -------
CASH, end of period                                                                 $  17,002         $32,355
                                                                                    =========         =======
SUPPLEMENTAL NONCASH INVESTING ACTIVITIES:
  Capital stock issued for acquisitions accounted for using the
    purchase method of accounting                                                   $ (2,300)
  Fair value of assets acquired                                                       11,772
  Liabilities assumed                                                               $ (9,472)
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

2.   Common Stock

     All share numbers, share prices, and per share amounts have been restated to reflect the 3-for-2 stock split which occurred on April 12, 1996, the 2-for-1 stock split which occurred on September 30, 1996 and the 3-for-2 stock split which occurred on December 30, 1996.

     On November 6, 1996 the Company completed a public offering of 1,943,028 shares of previously unissued common stock at $24.25 per share. The net proceeds are being used to fund capital expenditures including expansion of manufacturing capacity, fund the Company's financial services group, finance future acquisitions and for general corporate purposes including working capital.

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at January 31, 1997 and April 30, 1996 consisted of the following (in thousands):

                                                 January 31,               April 30,
                                                     1997                    1996
                                                 -----------             -----------
            Chassis                              $  19,730               $    7,188
            Raw Materials                           12,299                   11,505
            Work in process                          8,297                    7,155
            Finished goods                          11,825                    6,580
                                                 ---------               ----------
                                                 $  52,151               $   32,428
                                                 =========               ==========

4.   Finance and Lease Receivables

     The Company provides finance and lease contracts for the sale of chassis and towing recovery units by its distributors to certain end users of its equipment. Finance and lease receivables, as shown on the accompanying condensed consolidated financial statements, represent payments receivable less unearned interest.

5.   Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

6.   Business Combinations

     In July 1996 the Company issued approximately 297,000 shares of its common stock in exchange for all of the outstanding common stock of two towing equipment distributors with historical revenues of approximately $17 million annually. In September 1996 the Company issued approximately 761,000 shares of its common stock in exchange for all of the outstanding common stock of Vulcan International, Inc. ("Vulcan"). Vulcan is a manufacturer of towing and recovery equipment with historical revenues of $22 million annually. These three entities are collectively referred to as the "Pooled Entities". These mergers have been accounted for as poolings of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of the Pooled Entities for the periods presented herein. Expenses related to these mergers are included in general and administrative operating expenses.

     Results of operations of the Company and the Pooled
     Entities for the periods presented herein are as follows:

                                            Three Months Ended               Nine Months Ended
                                                 January 31,                     January 31,
                                            ---------------------           --------------------
                                            1997             1996           1997            1996
                                            ----             ----           ----            ----

      Net Sales:
      Company                         $     55,007    $    29,277      $  139,384      $   87,124
      Pooled Entities                       16,552         13,578          48,451          32,816
      Adjustment-Elimination of
        intercompany sales                  (3,708)          (773)         (8,329)         (2,001)
                                      ------------    -----------      ----------      ----------
      Combined                              67,851         42,082         179,498         117,939
                                      ============    ===========      ==========      ==========
      Net Income:
      Company                                3,214          2,038           8,249           5,243
      Pooled Entities                          617            264           1,418             567
                                      ------------    -----------      ----------      ----------
      Combined                        $      3,831    $     2,302      $    9,667      $    5,810
                                      ============    ===========      ==========      ==========

     In August and September 1996 the Company issued approximately 267,000 shares of its common stock in exchange for all the outstanding common stock of two additional towing equipment distributors with historical revenues of approximately $23 million annually. These two acquisitions were accounted for using the purchase method of accounting. The proforma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein.

     7.   Legal Matters

     In August 1996, the Company was paid a judgment in a patent infringement suit in which the jury found that the defendant manufacturer and distributor of towing equipment willfully infringed both the Company's underlift parallel linkage and L-arm patents. The judgment, in the amount of approximately $1.8 million, included enhanced damages for willfulness and pre- and post-judgment interest and a broad permanent injunction against future infringement by the defendants. Defendants were not granted a license to use the Company's L-arm technology.

     In November 1996 the Company received a verdict in its patent infringement suit against Chevron, Inc., a manufacturer of towing and recovery equipment. The jury awarded damages in the amount of $310,000. The Company is considering filing motions for prejudgment interest, as well as an appeal for a new trial on damages.

     Subsequent to the end of the quarter, in February 1997 the Company entered into a settlement agreement in its patent infringement lawsuit against a manufacturer of add-on wheel lifts for older wreckers. The settlement agreement calls for the defendants to enter into a judgment admitting their infringement and a permanent injunction against further unauthorized making, using or selling product that infringes the Company's L-arm patent. The defendants paid to the Company $300,000 in cash and recanted their long-time industry claim that they invented the patented technology prior to the Company.

     The impact of these payments net of expenses associated with these lawsuits and related patent infringement litigation was not significant to net income for the nine months ended January 31, 1997.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.


     8.   Subsequent Events

          Subsequent to the end of the quarter, the Company has closed 17 and is scheduled to close one additional acquisition of towing service companies with aggregate annual historical revenues of approximately $56 million. The consideration for these transactions consists of approximately 2.8 million shares of Company common stock and $5.6 million in cash as well as the assumption of certain indebtedness. In addition, the Company entered into letters of intent to acquire 16 additional towing service companies. Also subsequent to the end of the quarter, the Company closed the acquisitions of two towing equipment distribution companies with annual historical revenues of approximately $22 million in exchange for approximately 128,000 shares of Company common stock.

     9.   Reclassifications

     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

     Item 2.  Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------

          Except for historical information contained herein, the matters set forth in this Report are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, including the risks and uncertainties discussed in the Company's Prospectus dated November 6, 1996, under the caption "Risk Factors," which discussion is incorporated herein by this reference.

     RECENT DEVELOPMENTS

          As more fully discussed in Note 6 to condensed consolidated financial statements, in July 1996 the Company acquired two towing equipment distributors and, in September 1996 acquired Vulcan Equipment Company, a manufacturer of towing and recovery equipment. These transactions have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of these acquired companies for the periods presented herein.

          Also, as more fully discussed in Note 6 to condensed consolidated financial statements, in August and September 1996 the Company acquired two additional towing equipment distributors which were accounted for using the purchase method of accounting.

          As more fully discussed in Note 2 to condensed consolidated financial statements, in November 1996 the Company completed a public offering of 1,943,028 shares of previously unissued common stock.

          Subsequent to the end of the quarter and as more fully discussed in Note 8 to condensed consolidated financial statements, the Company has closed 17 and is scheduled to close one additional acquisition of towing service companies and entered into letters of intent to acquire 16 additional towing service companies, and closed the acquisition of two towing equipment distribution companies.

     RESULTS OF OPERATIONS--THREE MONTHS ENDED JANUARY 31, 1997
     COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

          Net sales for the three months ended January 31, 1997, increased 61.2% to $67.9 million from $42.1 million for the comparable period in 1996. The increase in net sales was primarily the result of higher unit sales volume, an increase in units sold with the truck chassis included, and sales from the two European manufacturing operations acquired in January and April 1996 and the two towing equipment distributors acquired in August and September 1996, collectively the "1996 Acquisitions". Net sales from truck chassis sold by the domestic manufacturing operations to third parties were $21.0 million for the three months ended January 31, 1997 and $10.9 million for the comparable period in 1996. The growth in unit sales volume was a result of continued market growth and market share gains.

          Gross profit for the three months ended January 31, 1997, increased 52.6% to $11.2 million from $7.3 million for the comparable period in 1996. Gross profit as a percentage of net sales decreased to 16.5% from 17.4%. This net decrease in gross profit margin resulted primarily from a significant increase in chassis sales which carry a nominal profit margin partially offset by the positive impact of production efficiencies associated with the higher sales level and the price increase implemented in the third quarter of last year.

          Selling expenses for the three months ended January 31, 1997, increased 42.8% to $2.8 million from $2.0 million for the comparable period of 1996. The increase in selling expenses was due primarily to higher commission expenses resulting from increased sales and from the impact of the 1996 Acquisitions. General and administrative expenses for the three months ended January 31, 1997 increased 55.9% to $2.6 million from $1.6 million for 1996 primarily due to incremental resources added to support the Company's growth and the impact of the 1996 Acquisitions. Overall, operating expenses as a percentage of net sales decreased to 7.9% in the 1997 period from 8.6% in the 1996 period.

          Interest income (expense), net improved to a net interest income of $0.2 million for the three months ended January 31, 1997 from a net interest expense of $0.1 million for the comparable period of 1996 as a result of debt repayment and investment of the proceeds of the public offerings in January and November 1996.

     Results of Operations--Nine Months Ended January 31, 1997
     Compared to Nine Months Ended January 31, 1996

          Net sales for the nine months ended January 31, 1997 increased 52.2% to $179.5 million from $117.9 million for the comparable period in 1996. The increase in net sales was primarily due to higher unit sales volume and an increase in units sold together with truck chassis. The growth in unit sales volume was a result of continued market growth, market share gains and the 1996 Acquisitions.

          Gross profit increased 50.8% to $29.7 million for the nine months ended January 31, 1997 from $19.7 million for the comparable period in 1996. Gross profit as a percentage of net sales decreased nominally to 16.5% from 16.7%. Increases in gross profit as a percentage of net sales as a result of the positive impact of production efficiencies associated with a higher sales level were offset by a significant increase in chassis sales which carry a nominal profit margin.

          Selling expenses increased 47.0% to $8.3 million for the nine months ended January 31, 1997 from $5.7 million for the comparable period of 1996. The increase in selling expenses was due primarily to higher commission expenses resulting from increased sales and the impact of the 1996 Acquisitions. General and administrative expenses for the nine months ended January 31, 1997 increased 40.8% to $6.4 million from $4.6 million for 1996 primarily due to incremental resources added to support the Company's growth and the impact of the 1996

     Acquisitions. Overall, operating expenses as a percentage of net sales decreased to 8.2% in the 1997 period from 8.7% in the 1996 period.

          Interest income (expense), net improved to a net interest income of $0.5 million for the nine months ended January 31, 1997 from a net interest expense of $0.4 million for the comparable period of 1996 as a result of debt repayment and investment of the proceeds of the public offerings in January and November 1996.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital requirements are for working capital, debt service and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offerings completed in January and November 1996.

          Cash flows used in operating activities were $12.4 million for the nine month period ended January 31, 1997 as compared to $ .6 million provided by operations for the comparable period of 1996. The decrease in cash flows from operations was primarily the result of timing of disbursements to trade creditors and increases in accounts receivable and inventory levels resulting from the continuing growth in sales.

          Cash used in investing activities was $20.7 million for the nine month period ended January 31, 1997 compared to $5.2 million for the comparable period in 1996. The cash used in investing activities was primarily for capital expenditures and equipment purchases in both periods, for the acquisition of finance and lease receivables for the nine months ended January 31, 1997, and for the acquisition of Jige Lohr Wreckers for the nine months ended January 31, 1996.

          Cash provided by financing activities was $25.5 million for the nine month period ended January 31, 1997 and $33.9 million for the comparable period in the prior year. The cash was provided primarily by the issuance of common stock offset by cash used to repay long-term debt in both nine month periods.

          The Company has a $25 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR plus .85%. At January 31, 1997, no amounts were outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios and specified tangible net worth, the sale of assets, mergers, and the payment of dividends.

          The Company has recently expanded its Hermitage, Pennsylvania facility and is currently increasing the capacity of its plants in Ooltewah, Tennessee and Olive Branch, Mississippi. The Company recently purchased a car carrier manufacturing facility in Greeneville, Tennessee. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $1.5 million. As described in Note 8 to condensed consolidated financial statements, the Company has expended approximately $5.6 million for the purchase of companies. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.


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

                                   MILLER INDUSTRIES, INC.



                                   By:  /s/ Adam L. Dunayer
                                        Adam L. Dunayer
                                        Vice President and
                                        Chief Financial Officer
     Date:     March 17, 1997