Form 10-K405
period 1997-04-30
MILLER INDUSTRIES INC /TN/
filed 1997-07-29
CIK 924822

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED APRIL 30, 1997            COMMISSION FILE NO. 0-24298

                               ----------------

                            MILLER INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   TENNESSEE
        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  62-1566286
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

            3220 POINTE PARKWAY, SUITE 100, NORCROSS, GEORGIA 30092
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 446-6778 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON STOCK, PAR
                                                            -----------------
VALUE $0.01 PER SHARE.
---------------------
NAME OF EACH EXCHANGE ON WHICH REGISTERED: NEW YORK STOCK EXCHANGE.
                                           -----------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.
                                                            ----

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 18, 1997 was $607,062,270, based on the closing sale price of the Common Stock as reported by the New York Stock Exchange on such date. See Item 12.

  At July 18, 1997 there were 42,897,801 shares of Common Stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT

                                     PART I

 ITEM  1. BUSINESS......................................................      1
 ITEM  2. PROPERTIES....................................................      9
 ITEM  3. LEGAL PROCEEDINGS.............................................     10
 ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     10

                                    PART II

 ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................     11
 ITEM  6. SELECTED FINANCIAL DATA.......................................     12
 ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................     14
 ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     16
 ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................     16

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............     17
 ITEM 11. EXECUTIVE COMPENSATION........................................     17
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................     17
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     17

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
           K............................................................     18
 FINANCIAL STATEMENTS....................................................   F-1
 FINANCIAL STATEMENT SCHEDULES...........................................   S-1
 SIGNATURES..............................................................  II-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Miller Industries, Inc. (the "Company") is the world's largest integrated provider of vehicle towing and recovery equipment, systems and services and has executive offices in Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, Mississippi, France and England. The Company markets its towing and recovery equipment under the well-recognized Century(R), Challenger(R), Holmes(R), Champion(R), Eagle(R), Jige(TM), Boniface(TM) and Vulcan(R) brand names and markets its towing services under the national brand name of RoadOne(TM).

  Since 1990 the Company has developed or acquired several of the most well-recognized brands in the fragmented towing and recovery equipment manufacturing industry. The Company's strategy has been to increase its market share in the industry through a combination of acquisitions and internal growth. The Company increased its domestic and international market share as a result of the acquisitions of three well-known brands during calendar 1996. In January 1996, the Company acquired S.A. Jige Lohr Wreckers ("Jige Lohr"), a leading European manufacturer of wreckers and car carriers, and in April 1996, the Company acquired Boniface Engineering Limited ("Boniface"), a leading manufacturer of large wreckers in the United Kingdom, thereby establishing itself as the market leader in Europe. In September 1996, the Company acquired Vulcan International, Inc., a leading domestic manufacturer of towing equipment.

  As a natural extension of its leading market position in manufacturing and strong brand name recognition, the Company has broadened its strategy to include vertical integration, with the goal of becoming the leading worldwide manufacturer, distributor and service provider in the towing and recovery industry. Since July 1996, the Company has acquired ten towing equipment distributors, which, together with its independent distributors, are intended to be part of a North American distribution network for towing and recovery equipment as well as other specialty truck equipment and components. Since February 1997, the Company, through its RoadOne subsidiary, has acquired 34 towing service companies with aggregate historical annual revenues of approximately $80 million. These acquisitions are part of the Company's plan to establish a national towing service network through owned companies in combination with an extensive group of affiliates. Also in fiscal 1997, the Company established its Financial Services Group to provide equipment financing and related services to its distributors and their customers. The Company intends to continue its expansion into the towing service and distribution markets in fiscal 1998.

ACQUISITIONS

  The Company has been pursuing a growth strategy that has involved acquisitions of a significant number of companies. The Company uses an internal acquisition team, supplemented as needed by outside advisors, and its extensive contacts in the towing service industry, to identify, evaluate, acquire and integrate towing operators and towing equipment distributors. Acquisition candidates are evaluated based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews. The Company expects to continue to pursue acquisitions in the towing service and towing equipment distribution markets and anticipates financing acquisitions with issuances of Common Stock, cash and/or borrowings under lines of credit.

 Towing Service Acquisitions

  During fiscal 1997, the Company acquired 29 towing service companies in separate transactions, none of which were individually material to the financial results of the Company. The Company issued an aggregate of approximately 1.6 million shares of Common Stock and paid approximately $7.5 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 2.2 million shares of Common Stock in such transactions which have been accounted for under the pooling-of-interests method of accounting. Subsequent to April 30, 1997, the Company acquired five additional towing service companies in separate transactions, issuing approximately 300,000 shares and paying approximately $2 million in cash, all of which transactions have been accounted for under the purchase method of accounting.

  At July 15, 1997, the Company had entered into letters of intent to acquire 20 additional towing service companies in transactions expected to close over the following twelve weeks. These transactions are subject to customary conditions, including completion of due diligence investigations and execution of definitive acquisition agreements, among others. The Company intends to continue to aggressively pursue additional purchases of towing service companies.

TOWING EQUIPMENT DISTRIBUTOR ACQUISITIONS

  During fiscal 1997, the Company acquired six towing equipment distributors in separate transactions, none of which were individually material to the financial results of the Company. The Company issued an aggregate of approximately 140,000 shares of Common Stock in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 175,000 shares of Common Stock in such transactions which have been accounted for under the pooling-of-interests method. Subsequent to April 30, 1997, the Company acquired four additional towing equipment distributors in separate transactions, issuing approximately 45,000 shares and paying approximately $865,000 in cash in transactions accounted for under the purchase method of accounting, and issuing approximately 151,000 shares of Common Stock in acquisitions accounted for under the pooling-of-interests method. The Company intends to continue to acquire additional towing equipment distributors, but is not currently a party to any agreement to acquire any other distributors.

TOWING AND RECOVERY EQUIPMENT MANUFACTURING

  The Company offers a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. The Company manufactures the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 60-ton lifting capacities. Car carriers are specialized flat bed hauling vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.

  The Company's products are sold primarily through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, Japan, Taiwan, Hong Kong, China and the Middle East. As a result of the acquisitions of Jige Lohr and Boniface, the Company significantly increased its distribution capabilities in Europe. While most of the Company's distributor agreements do not contain exclusivity provisions, management believes that approximately 70% of the Company's independent distributors sell the Company's products on an exclusive basis. In addition to selling the Company's products to towing operators, the distributors provide parts and service. The Company also has independent sales representatives that exclusively market the Company's products and provide expertise and sales assistance to distributors. Management believes the strength of the Company's distribution network and the breadth of its product offerings are two key advantages over its competitors.

PRODUCT LINE

  The Company manufactures a broad line of wrecker and car carrier bodies to meet a full range of customer design, capacity and cost requirements. The products are marketed under the Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface and Vulcan brand names.

  Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 60 ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers. In addition, certain light duty wreckers are equipped with the patented "Eagle Claw" automatic wheellift hookup device that allows operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

  The Company's wreckers range in capacity from 8 to 60 tons, and are characterized as light duty and heavy duty, with wreckers of 16 ton or greater capacity being classified as heavy duty. Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy duty wreckers are used in commercial towing and recovery applications including overturned tractor trailers, buses, motor homes and other vehicles.

  Car Carriers. Car carriers are specialized flat bed hauling vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over long distances. In addition to transporting vehicles, car carriers may also be used for other purposes, including transportation of industrial equipment. In recent years, professional towing operators have added car carriers to their fleets to complement their towing capabilities.

BRAND NAMES

  The Company manufactures and markets its wreckers and car carriers under eight separate brand names. Although certain of the brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

  Century(R). The Century brand is the Company's "top-of-the-line" brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from the 8 ton light duty to the 60 ton heavy duty models and car carriers in lengths from 17 1/2 to 26 feet. Management believes that the Century brand has a reputation as the industry's leading product innovator.

  Vulcan(R). The Company's Vulcan product line, acquired in September 1996, includes a range of premium light and heavy duty wreckers, car carriers and other towing and recovery equipment. The Vulcan line is operated as an autonomous subsidiary with its own independent distribution network.

  Challenger(R). The Company's Challenger products compete with the Century and Vulcan products and constitute a third premium product line. Challenger products consist of light to heavy duty wreckers with capacities ranging from 8 to 60 tons, and car carriers with lengths ranging from 17 1/2 to 26 feet. The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

  Holmes(R). The Company's Holmes product line includes mid-priced wreckers with 8 to 16 ton capacities and car carriers in 17 1/2 to 21 foot lengths. The Holmes wrecker was first produced in 1916. The Holmes name has been the most well-recognized and leading industry brand both domestically and internationally through most of this century.

  Champion(R). The Champion brand, which was introduced in 1991, includes car carriers which range in length from 17 1/2 to 21 feet. The Champion product line, which is generally lower-priced, allows the Company to offer a full line of car carriers at various competitive price points. In 1993, the Champion line was expanded to include a line of economy tow trucks with integrated boom and underlift.

  Eagle(R). The Company's Eagle products consist of light duty wreckers with a patented "Eagle Claw" hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The "Eagle Claw" hook-up system, which was patented in 1984, was originally developed for the repossession market. Since being acquired, the Company has upgraded its quality and features and expanded its recovery capability. The Eagle line is now gaining increased popularity in the broader towing and recovery vehicle market.

  Jige(TM). The Company's Jige product line, acquired in January 1996, is comprised of a broad line of light and heavy duty wreckers and car carriers marketed primarily in Europe. Jige International is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities.

  Boniface(TM). The Company's Boniface product line, acquired in April 1996, is comprised primarily of heavy duty wreckers. Boniface produces a wide range of heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

  The Company's Holmes and Century brand names are associated with four of the major innovations in the industry: the rapid reverse winch, the tow sling, the hydraulic lifting mechanism, and the underlift with parallel linkage and L-arms. The Company's engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, the Company focuses on developing or licensing new technology for its products.

MANUFACTURING PROCESS

  The Company manufactures wreckers and car carriers at six manufacturing facilities located in the United States, France and England. The manufacturing process for the Company's products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker or car carrier body. Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by the Company from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by the Company or shipped by common carrier to an independent distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted by the Company with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors. To the extent final painting is required before delivery, the Company contracts with independent paint shops for such services.

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

TOWING AND RECOVERY EQUIPMENT DISTRIBUTION

  Management categorizes the towing and recovery market into three general product types: light duty wreckers, heavy duty wreckers and car carriers. The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, municipal and federal governmental agencies, and repair shop or salvage company owners. The heavy duty market is dominated by professional wrecker operators serving the needs of commercial vehicle operators. The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities. Management estimates that there are approximately 30,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

  Since July 1996, the Company's distribution group has acquired 10 towing equipment distributors. These distributors are located in California, Colorado, Florida, Georgia, Illinois, Mississippi and Missouri and in British Columbia and Ontario, Canada. The Company intends to continue to acquire additional towing equipment distributors, but is not currently a party to any agreement to acquire any other distributors. The acquired distributors market the Company's products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors. The Company-owned distributors generally do not compete in the same geographic markets as the Company's independent distributors. Vulcan, which operates as an autonomous subsidiary, distributes its products through a separate part of the Company's distribution network.

  The Company's sales force, which services the Company's distribution network, consists of 40 sales representatives, 34 of whom are Company employees whose responsibilities include providing administrative and sales support to the entire distributor base. The remaining 6 sales representatives are independent contractors who market the Company's products exclusively. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote and solicit sales of the Company's products and to maintain customer relationships.

  The Company has developed a diverse customer base consisting of approximately 150 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 40 distributors that serve other foreign markets. During the fiscal year ended April 30, 1997, no single distributor accounted for more than 5% of the Company's sales. Management believes the Company's broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

  To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company's sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, Suzuka in Japan, the IMSA "24 Hours at Daytona" and Molson Indy races, among others.

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

FINANCIAL SERVICES

  The Company's Financial Services Group commenced operations in September 1996 to provide financial services to towing and recovery equipment distributors and towing service companies. The Company initially offered floor plan financing to distributors and purchase and lease financing to towing service operators.

  In April 1997, the Company entered into a strategic alliance with Associates Commercial Corporation to jointly market financing of the Company's products. Under the exclusive arrangement, the Company, through its owned and independent distributors, originates lease and loan financing for its end-customers, and Associates provides the financing and servicing of the leases and loans. In return for the Company's marketing activities, Associates pays a fee based on amounts financed.

  The Company expects to capitalize on its strong existing relationships with its distributors and their customers and its reputation for reliable service to develop the Financial Services Group.

PRODUCT WARRANTIES AND INSURANCE

  The Company offers a 12-month limited manufacturer's product and service warranty on its wrecker and car carrier products. The Company's warranty generally provides for repair or replacement of failed parts or components. Warranty service is usually performed by the Company or an authorized distributor. Due to its emphasis on quality production, the Company's warranty expense in fiscal 1997 averaged less than 1% of net sales. Management believes that the Company maintains adequate general liability and product liability insurance.

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

TOWING SERVICES - ROADONE

  In February 1997, the Company formed its towing service subsidiary, RoadOne, to begin building a national towing service network. With the acquisition of 34 towing service companies to date, RoadOne has become the nation's largest towing service company. The newly acquired operations are located in Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Oregon, Texas and Washington. RoadOne's corporate offices are located in Chattanooga, Tennessee.

  Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, many of whom are undercapitalized local operators with no viable means of realizing independently the economic value they have created for their businesses. As the Company continues to pursue the acquisition of towing service companies, management believes that these owned companies, along with affiliations established with other professional towing operations, will form an organization capable of offering commercial industries, as well as the general public, consistent, high quality service across the nation. The Company's strategy is to build brand loyalty among towing service customers by emphasizing consistently high quality and dependable service from multiple locations over a broad geographic area. The Company expects to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider.

  The Company intends to acquire a significant number of additional towing service operators. The Company has targeted professional towers, and generally seeks operators who have good reputations in their markets and solid management willing to continue in the employment of the Company after the acquisition. As of July 25, 1997, the Company had acquired 34 towing service operators with aggregate historical annual revenues of approximately $80 million, and had entered into letters of intent to acquire 20 additional towing service operators. Upon consummation of these 20 acquisitions, RoadOne would have 54 operating companies with aggregate historical annual revenues of approximately $115 million. These transactions are subject to customary conditions, including completion of due diligence investigations and execution of definitive acquisition agreements, among others.

  In order to offer a nationwide towing service, the Company is establishing an affiliate program under which independent professional towers who meet the Company's criteria will provide towing services under the

RoadOne name as "affiliates." RoadOne affiliates will be offered many of the benefits of Miller-owned companies, such as product rebates, lower costs for financing and insurance, quantity buying advantages, national marketing strength and driver training. The Company's intention is eventually to sign agreements with a large number of RoadOne affiliates across the United States.

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

  Traditionally, the capital requirements for entry into the towing and recovery manufacturing industry have been relatively low. Management believes a manufacturer's capital resources and access to technological improvements have become a more integral component of success in recent years. Accordingly, management believes that the Company's ownership of patents on certain of the industry's leading technologies has given it a competitive advantage. Certain of the Company's competitors may have greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company.

  Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States. The Company believes that its consolidation of a number of these companies will give it brand loyalty among towing service customers through an emphasis on consistently high quality and dependable service from multiple locations over a broad geographic area. The Company expects to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider. However, the size of the towing service industry will mean that the Company's operations will face continued competition from many operators across the country. These operators could be consolidated by other individuals or entities, or they could enter into affiliate relationships with other companies. In addition, the Company's entry into the towing service industry presents the risk that its new business could be viewed as being in competition with other customers of the Company.

PATENTS AND TRADEMARKS

  The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in mid-year 2004. This technology, particularly the L-arm device, is used in a majority of the commercial wreckers today. Management believes that utilization of such devices without a license is an infringement of the Company's patents. Recently, the Company successfully litigated an infringement suit in which the jury verdict confirmed the validity of the Company's patents on this technology, and successfully settled an infringement action it brought against another manufacturer. The Company also holds a number of other utility and design patents covering other products, including the "Eagle-Claw" hook up system, the Vulcan "scoop" wheel-retainer and the car carrier anti-tilt device. The Company has also obtained the rights to use and develop certain technologies owned or patented by others.

  The Company's trademarks "Century," "Holmes," "Champion," "Challenger," "Formula I," "Eagle Claw SelfLoading Wheellift," "Pro Star," "Street Runner" and "Vulcan," among others, are registered with the United States Patent and Trademark Office. The Company has applied for trademark registration of "RoadOne," as well as other marks. Management believes that the Company's trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

EMPLOYEES

  At April 30, 1997, the Company employed approximately 2,200 people, including approximately 1,300 employees at RoadOne. None of the Company's employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government's employment regulations. The Company considers its employee relations to be good.

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

  The Financial Services Group is subject to regulation under various federal, state and local laws which limit the interest rates, fees and other charges that may be charged by it or prescribe certain other terms of the financing documents that it enters into with its customers. Management believes that the additional administrative costs of complying with these regulations will not materially affect the operations of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME               AGE                POSITION WITH THE COMPANY
      ----               ---                -------------------------
William G. Miller.......  50 Chairman of the Board and Co-Chief Executive Officer
Jeffrey I. Badgley......  45 President, Co-Chief Executive Officer and Director
Adam L. Dunayer.........  30 Vice President, Treasurer and Chief Financial Officer
Frank Madonia...........  48 Vice President, Secretary and General Counsel
J. Vincent Mish.........  46 Vice President and President of Financial Services Group
Daniel N. Sebastian.....  54 Vice President

  William G. Miller has served as Chairman of the Board and Chief Executive Officer of the Company since April 1994 and spends substantially all of his time on Company matters. In June 1997, he was named Co-Chief Executive Officer, a title he shares with the Company's President, Jeffrey I. Badgley. Mr. Miller also served as President of the Company from April 1994 to June 1996. He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Mr. Miller also serves as Chairman of Flow Measurement, Inc. ("Flow Measurement"), a maker of industrial flow meters, and served as its President from February 1987 until April 1994. Mr. Miller beneficially owns 80% of the capital stock of Flow Measurement. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

  Jeffrey I. Badgley has served as President of the Company since June 1996 and as a director since January 1996. In June 1997, he was named Co-Chief Executive Officer of the Company, a title he shares with Mr. Miller. Mr. Badgley served as Chief Operating Officer from June 1996 to June 1997. In addition, Mr. Badgley serves as President of Miller Industries Towing Equipment. Mr. Badgley served as Vice President--Sales of Miller Industries Towing Equipment from 1988 to 1996. Mr. Badgley served for over five years as Vice President--Sales and Marketing of Challenger Wrecker Corporation, a position he held from 1982 until joining Miller Industries Towing Equipment. He served as Vice-President of the Company from April 1994 to June 1996.

  Adam L. Dunayer joined the Company in September 1996 and serves as Vice President, Treasurer and Chief Financial Officer. From 1989 to September 1996, Mr. Dunayer worked in investment banking with Bear, Stearns & Co. Inc., most recently as Vice-President. Mr. Dunayer has a wide range of experience in corporate finance, including equity and debt financings, as well as mergers and acquisitions and general advisory services.

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

  J. Vincent Mish is a certified public accountant and has served as President of the Financial services Group since September 1996 and as a Vice President of the Company since April 1994. From April 1994 through September 1996, Mr. Mish served as Chief Financial Officer and Treasurer of the Company. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee, Georgia and Michigan Certified Public Accountant societies.

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

ITEM 2. PROPERTIES

  The Company operates four manufacturing facilities in the United States. The facilities are located in (i) Ooltewah, Tennessee, (ii) Hermitage, Pennsylvania, (iii) Olive Branch, Mississippi, and (iv) Greeneville, Tennessee. The Ooltewah plant, containing approximately 150,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Olive Branch facility, containing approximately 120,000 square feet, produces light and heavy wreckers; and the Greeneville plant, which was acquired in January 1997, and contains approximately 100,000 square feet, primarily produces car carriers.

  The Company operates two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 100,000 square feet, and one in Norfolk, England, which contains approximately 22,500 square feet.

  The Company recently added 22,500 square feet of production capacity at its Hermitage facility and approximately 15,000 square feet at the Ooltewah facility. Management believes that these plant expansions, together with the new car carrier manufacturing facility and additional training of personnel, will allow the Company to increase production to meet anticipated demand for its products.

  In connection with its acquisition of 34 towing service companies, the Company has acquired or entered into leases for property at over 100 locations in 16 states. These facilities are utilized as offices for administrative and dispatch operations, garages for repair and upkeep of towing vehicles, and lots for storage and impounding of towed cars. RoadOne's corporate offices are housed in 2,000 square feet of leased space in Chattanooga, Tennessee.

  In connection with its acquisition of 10 towing equipment distribution companies, the Company has acquired or entered into leases for property at over 12 locations in seven states and two Canadian provinces. These facilities are used for various distribution operations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registrant's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MLR." The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 1995 through April 30, 1997. The following prices have been adjusted to reflect a 3-for-2 stock split effected in April 1996, a 2-for-1 stock split effected in September 1996, and a 3-for-2 stock split effected in December, 1996, each in the form of a stock dividend.

                                                                   HIGH   LOW
                                                                  ------ ------
FISCAL YEAR ENDED APRIL 30, 1996
  First Quarter.................................................. $ 4.31 $ 3.67
  Second Quarter................................................. $ 4.56 $ 3.61
  Third Quarter.................................................. $ 6.44 $ 4.42
  Fourth Quarter................................................. $10.29 $ 5.83
FISCAL YEAR ENDED APRIL 30, 1997
  First Quarter.................................................. $12.17 $ 8.50
  Second Quarter................................................. $17.33 $11.00
  Third Quarter.................................................. $22.88 $14.67
  Fourth Quarter................................................. $21.63 $ 9.75

  The approximate number of holders of record and beneficial owners of Common Stock as of July 18, 1997 was 1,644 and 9,000, respectively.

  The Company has never declared cash dividends on the Common Stock. The Company intends to retain its earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of dividends by the Company is restricted by its revolving credit facility.

RECENT SALES OF UNREGISTERED SECURITIES

  During the fiscal year ended April 30, 1997, the Company issued 4,170,680 shares of its Common Stock, par value $.01 per share, that were not registered under the Securities Act. The shares, in combination with cash, were issued as consideration in the acquisition of 29 towing service companies and five towing and recovery equipment distribution companies and were issued to approximately 60 individuals, entities and trusts. The market price on the date of issuance ranged from $10.375 per share to $14.375 per share. The Company has undertaken to file, as soon as practicable after publication of its financial statements for its fiscal year ended April 30, 1997, and use its reasonable best efforts to obtain the prompt effectiveness of, a registration statement under the Securities Act to register the resales of these shares, so that such shares may be offered and sold from time to time on the New York Stock Exchange or in privately negotiated transactions.

  The sales of the above securities are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto. The selected consolidated financial data for the years ended April 30, 1997, 1996 and 1995 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the year ended July 31, 1993, the nine months ended April 30, 1994 and the twelve months ended April 30, 1994 have been derived from the unaudited consolidated financial statements of the Company which in the opinion of management, include all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for those periods.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                                                        TWELVE    NINE
                                                        MONTHS   MONTHS    YEAR
                                                         ENDED    ENDED    ENDED
                            YEARS ENDED APRIL 30,        APRIL    APRIL    JULY
                          ----------------------------    30,      30,      31,
                            1997      1996      1995    1994(1)  1994(2)   1993
                          --------  --------  --------  -------  -------  -------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME
 DATA:
Net sales...............  $292,394  $180,463  $139,779  $94,601  $74,192  $71,554
Costs and expenses:
  Cost of operations....   238,625   148,490   113,439   72,985   57,306   54,751
  Selling, general and
   administrative
   expenses.............    29,740    17,629    14,750   15,273   11,508   13,188
  Merger related
   expenses.............       452
  Interest income
   (expense), net.......      (620)     (209)     (370)    (409)    (338)    (311)
                          --------  --------  --------  -------  -------  -------
Total costs and
 expenses...............   269,437   166,328   128,559   88,667   69,152   68,250
Income before income
 taxes, extraordinary
 gain and cumulative
 effect of accounting
 change.................    22,957    14,135    11,220    5,934    5,040    3,304
Provision for income
 taxes..................     8,436     5,108     3,736    1,644    1,620      100
                          --------  --------  --------  -------  -------  -------
Income before
 extraordinary gain and
 cumulative effect of
 accounting change......    14,521     9,027     7,484    4,290    3,420    3,204
Extraordinary gain on
 debt retirement (less
 applicable income taxes
 of $175 in 1995 and $26
 in 1994)...............                           288    1,143    1,143      --
Cumulative effect of
 change in accounting
 for income taxes.......                                    781      781
Net income..............    14,521     9,027     7,772    6,214    5,344    3,204
Preferred stock
 dividends..............                                    (66)     (38)    (111)
                          --------  --------  --------  -------  -------  -------
Net income available for
 common stockholders....  $ 14,521  $  9,027  $  7,772  $ 6,148  $ 5,306  $ 3,093
                          ========  ========  ========  =======  =======  =======
Net income per common
 share(3):
  Before extraordinary
   gain and cumulative
   effect of accounting
   change...............  $   0.35  $   0.26  $   0.25  $  0.20  $  0.16  $  0.15
  Extraordinary gain on
   debt retirement......                                   0.05     0.05      --
  Cumulative effect of
   change in accounting
   for income taxes.....       --        --       0.01     0.04     0.04      --
                          --------  --------  --------  -------  -------  -------
                          $   0.35  $   0.26  $   0.26     0.29     0.25     0.15
                          ========  ========  ========  =======  =======  =======
Weighted average number
 of common & common
 equivalent shares
 outstanding............    41,454    34,102    29,428   21,072   21,072   21,072
                          ========  ========  ========  =======  =======  =======
BALANCE SHEET DATA (AT
 PERIOD END):
Working capital.........  $ 61,980  $ 52,438  $ 19,011  $   --   $ 9,382  $ 2,361
Total assets............   215,297   123,978    66,018      --    42,156   31,704
Long-term debt, less
 current portion........    11,282     9,335     5,171      --    17,848   12,746
Cumulative redeemable
 preferred stock........       --        --        --       --     4,094    4,094
Common shareholders'
 equity (deficit).......   138,783    71,913    32,320      --     2,443     (201)

--------
(1) The twelve month period ended April 30, 1994 is presented for comparison only.
(2) In connection with the reorganization preceding the initial public offering, the Company adopted an April 30 year end.
(3) Net income per common share and the weighted average number of common and common equivalent shares outstanding are computed after giving retroactive effect to the 3-for-2 stock split effected on April 12, 1996, the 2-for-1 stock split effected on September 30, 1996, the 3-for-2 stock split effected on December 30, 1996, and the issuance of 18,472,500 shares of common stock in connection with the reorganization in April 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

  Under the Company's accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers. While the Company manufactures only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, the Company sometimes purchases the truck chassis for resale to its customer. Sales of Company-purchased truck chassis are included in net sales. Revenue from Company owned distributors is recorded at the time equipment is shipped to customers or services are rendered. The towing services division recognizes revenue at the time services are performed. Margins are substantially lower on completed recovery vehicles containing Company-purchased chassis because the markup over the cost of the chassis is nominal.

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

INCLUSION OF FORWARD-LOOKING STATEMENTS

  Certain statements in this Annual Report, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Letter To Our Shareholders" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements included herein have been included based upon facts available to management as of the date of the statement. Any forward-looking statement does, however involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, including the risks and uncertainties discussed in the Company's Prospectus dated November 6, 1996, under the caption "Risk Factors," which discussion is incorporated herein by this reference.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of net sales.

                                                          YEARS ENDED APRIL
                                                                 30,
                                                          -------------------
                                                          1997   1996   1995
                                                          -----  -----  -----
Net sales................................................ 100.0% 100.0% 100.0%
Costs and expenses:
  Costs of operations....................................  81.6%  82.3%  81.2%
  Selling, general and administrative....................  10.2%   9.8%  10.6%
  Merger related expenses................................   0.1%
  Interest expense, net..................................  -0.2%   0.1%  -0.2%
                                                          -----  -----  -----
Total cost and expenses..................................  92.1%  92.2%  92.0%
Income before income taxes and extraordinary gain........   7.9%   7.8%   8.0%
Provision for income taxes...............................   2.9%   2.8%   2.6%
                                                          -----  -----  -----
Income before extraordinary gain.........................   5.0%   5.0%   5.4%
Extraordinary gain on debt retirement (Less applicable
 income taxes of $175)...................................   0.0%   0.0%   0.2%
                                                          -----  -----  -----
Net income...............................................   5.0%   5.0%   5.6%
                                                          =====  =====  =====

 Year Ended April 30, 1997 Compared to Year Ended April 30, 1996

  Net sales for the year ended April 30, 1997 increased 62.0 % to $292.4 million from $180.5 million for the comparable period in 1996. The increase in net sales was primarily the result of (i) higher unit sales in all of the Company's manufacturing product lines, (ii) the inclusion for a full year of sales of the two European manufacturing operations acquired in January and April 1996, (iii) the inclusion since the acquisition dates in fiscal 1997 of sales from the distributors and towing service companies acquired via purchase transactions, (iv) a higher level of sales by the Company-owned distributors and the towing service companies acquired in fiscal 1997 in pooling-of-interests transactions and, (v) an increase in sales of truck chassis sold by the domestic manufacturing operations to third parties.

  Costs of operations as a percentage of net sales decreased slightly to 81.6% for the year ended April 30, 1997 from 82.3% for the comparable prior year period. This reduction was primarily a result of the Company's towing service division, which generally has a lower level of operating costs than the manufacturing and distribution division, accounting for a higher proportion of revenue in fiscal 1997.

  Selling, general and administrative expenses for fiscal 1997 increased 68.7% to $29.7 million from $17.6 million for the comparable period of fiscal 1996. The increase was due primarily to the impact of the significant expansion of the Company's business referred to above and to incremental resources added to support the Company's growth. As a percentage of net sales, selling, general and administrative expenses increased slightly from 9.8% in fiscal 1996 to 10.2% in fiscal 1997 primarily as a result of the Company's towing services division, which generally has a higher level of selling, general and administrative costs than the manufacturing and distribution division.

  Net interest expense for fiscal 1997 increased $.4 million to $.6 million from $.2 million for fiscal 1996 primarily due to interest expense of the businesses acquired in fiscal 1997 exceeding the interest income from the investment of available cash balances.

  The effective rate of the provision for income taxes was 36.7% for fiscal 1997 and 36.1% for fiscal 1996.

 Year Ended April 30, 1996 Compared to Year Ended April 30, 1995

  Net sales for the year ended April 30, 1996 increased 29.1 % to $180.5 million from $139.8 million for the comparable period in 1995. The increase in net sales was primarily the result of (i) higher unit sales in all of the Company's manufacturing product lines, (ii) the inclusion of sales in fiscal 1996 of sales of Jige Lohr following its acquisition in January 1996, (iii) a higher level of sales by the Company-owned distributors and the towing service companies acquired in fiscal 1997 in pooling-of-interests transactions and,
(iv) an increase in sales of truck chassis sold by the domestic manufacturing operations to third parties.

  Costs of operations as a percentage of net sales increased slightly to 82.3% for the year ended April 30, 1996 from 81.2% for the comparable prior year period due primarily to the impact of truck chassis cost of sales being at a higher relative level in fiscal 1996 than in fiscal 1995.

  Selling, general and administrative expenses for fiscal 1996 increased 19.5% to $17.6 million from $14.8 million for the comparable period of fiscal 1995. The increase was due primarily to the impact of higher expenses in the towing service companies accounted for using the pooling-of-interests method of accounting, higher commission expenses resulting from higher sales, and higher general and administrative expenses incurred to support the increased sales and the Company's fiscal 1996 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 9.8% in fiscal 1996 from 10.6% in fiscal 1995.

  Net interest expense for fiscal 1996 decreased $.2 million to $.2 million from $.4 million for fiscal 1995 primarily due to the investment of cash generated from the January 1996 stock offering.

  The effective rate of the provision for income taxes was 36.1% for fiscal 1996 and 33.3% for fiscal 1995. The increase was due primarily to the higher level of taxes incurred in fiscal 1996 by the towing service companies accounted for using the pooling-of-interests method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, debt service, and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offerings completed in January 1996 and November 1996. The net proceeds of the public offerings were used to repay long-term debt, including that of acquired companies, redeem cumulative preferred stock of a wholly owned subsidiary, increase working capital, provide funds for capital expenditures, acquisition of businesses, and other general corporate purposes.

  Capital used in operating activities was $11.0 million for the year ended April 30, 1997 as compared to $1.6 million provided by operations for the comparable period of 1996. The cash used in operating activities in fiscal 1997 was primarily for the purpose of supporting the growth of the business in both manufacturing and distribution.

  Cash used in investing activities was $22.9 million for the year ended April 30, 1997 compared to $13.6 million for the year ended April 30, 1996. The cash used in investing activities was primarily for the acquisition of companies and for capital expenditures, including the acquisition of a car carrier production plant in fiscal 1997, and equipment purchases.

  Cash provided by financing activities was $17.3 million for the year ended April 30, 1997 compared to $33.3 million for the comparable period in 1996. In November 1996, the company completed a public offering of its Common Stock which resulted in net proceeds after underwriting discounts and offering expenses of $29.2 million. The net proceeds were used to repay debt, including that of acquired companies, purchase a car carrier production plant in January 1997, for other capital expenditures, for working capital, for the acquisition of companies, and for other general corporate purposes.

  The Company has a $50 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR rate plus 0.8%. At April 30, 1997, there were no borrowings outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures, and the payment of dividends.

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and upon initial application, all prior period EPS data is required to be restated. The adoption of SFAS No. 128 will not have a material effect on the Company's EPS amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information contained under the heading "PROPOSAL 1: ELECTION OF DIRECTORS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 29, 1997, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 29, 1997, filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 29, 1997, filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held August 29, 1997, filed with the Commission, is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

                                                                   PAGE NUMBER
DESCRIPTION                                                         IN REPORT
-----------                                                        -----------
Report of Independent Public Accountants..........................     F-1
Consolidated Balance Sheets as of April 30, 1997 and 1996.........     F-2
Consolidated Statements of Income for the years ended April 30,
 1997, 1996, and 1995.............................................     F-3
Consolidated Statements of Shareholders' Equity for the years
 ended April 30, 1997, 1996, and 1995.............................     F-4
Consolidated Statements of Cash Flows for the years ended April
 30, 1997, 1996, and 1995.........................................     F-5
Notes to Consolidated Financial Statements........................     F-6

2. FINANCIAL STATEMENT SCHEDULES

  The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

                                                                     PAGE NUMBER
DESCRIPTION                                                           IN REPORT
-----------                                                          -----------
Report of Independent Public Accountants............................     S-1
Schedule II--Valuation and Qualifying Accounts......................     S-2

  All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3. EXHIBITS

  The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

                                    INCORPORATED BY
                                      REFERENCE TO      FORM               EXHIBIT
                                  REGISTRATION OR FILE   OR     DATE OF   NUMBER IN
           DESCRIPTION                   NUMBER        REPORT   REPORT     REPORT
 -------------------------------  -------------------- ------ ----------- ---------
  3.2  Charter of the                      *             *         *         3.2
       Registrant
  3.2  Bylaws of the Registrant         33-79430        S-1   August 1994    3.2
 10.1  Settlement Letter dated          33-79430        S-1   August 1994   10.7
       April 27, 1994 between
       Miller Group, Inc. and
       the Management Group
 10.5  Participants Agreement           33-79430        S-1   August 1994   10.11
       dated as of April 30,
       1994 between the
       Registrant, Century
       Holdings, Inc., Century
       Wrecker Corporation,
       William G. Miller and
       certain former
       shareholders of Miller
       Group, Inc.
 10.20 Technology Transfer              33-79430        S-1   August 1994   10.26
       Agreement dated March
       21, 1991 between Miller
       Group, Inc., Verducci,
       Inc. and Jack Verducci


                                    INCORPORATED BY
                                      REFERENCE TO      FORM               EXHIBIT
                                  REGISTRATION OR FILE   OR     DATE OF   NUMBER IN
           DESCRIPTION                   NUMBER        REPORT   REPORT     REPORT
 -------------------------------  -------------------- ------ ----------- ---------
 10.21 Form of Noncompetition           33-79430        S-1   August 1994   10.28
       Agreement between the
       Registrant and certain
       officers of the
       Registrant
 10.22 Form of Nonexclusive             33-79430        S-1   August 1994   10.31
       Distributor Agreement
 10.23 Loan Agreement dated as          33-79430        S-1   August 1994   10.35
       of June 28, 1994 among
       NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of the
       Registrant
 10.24 $15 million Revolving            33-79430        S-1   August 1994   10.36
       Line of Credit Note
       dated as of June 28,
       1994 from the Registrant
       to NationsBank of
       Tennessee, N.A.
 10.25 Form of Guaranty                 33-79430        S-1   August 1994   10.37
       Agreement among
       NationsBank of
       Tennessee, N.A., and
       certain subsidiaries of
       the Registrant dated as
       of June 28, 1994
 10.26 Negative Pledge                  33-79430        S-1   August 1994   10.38
       Agreement dated as of
       June 28, 1994 among
       NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of the
       Registrant
 10.27 Miller Industries, Inc.          33-79430        S-1   August 1994   10.1
       Stock Option and
       Incentive Plan**
 10.28 Form of Incentive Stock          33-79430        S-1   August 1994   10.2
       Option Agreement**
 10.29 Miller Industries, Inc.          33-79430        S-1   August 1994   10.3
       Cash Bonus Plan**
 10.30 Miller Industries, Inc.          33-79430        S-1   August 1994   10.4
       Non-Employee Director
       Stock Option Plan**
 10.31 Form of Director Stock           33-79430        S-1   August 1994   10.5
       Option Agreement**
 10.32 Form of Amended and              33-79430        S-1   August 1994   10.6
       Restated Settlement and
       Restriction Agreement
       dated as of April 27,
       1994 between Miller
       Group, Inc., Century
       Holdings, Inc. and
       Jeffrey S. Badgley,
       Thomas L. Cox, Marvin J.
       Griffin, Frank Madonia,
       J. Vincent Mish, H.
       Patrick Mullen, L.
       Stanley Neely and Daniel
       N. Sebastian (the
       "Management Group")
 10.33 Employment Agreement             33-79430        S-1   August 1994   10.29
       dated October 14, 1993
       between Century Wrecker
       Corporation and Jeffrey
       I. Badgley

                                    INCORPORATED BY
                                      REFERENCE TO                               EXHIBIT
                                  REGISTRATION OR FILE  FORM OR                 NUMBER IN
           DESCRIPTION                   NUMBER         REPORT   DATE OF REPORT  REPORT
 -------------------------------  -------------------- --------- -------------- ---------
 10.35 First Amendment to               33-79430          S-1     August 1994     10.33
       Employment Agreement
       between Century Wrecker
       Corporation and Jeffrey
       I. Badgley**
 10.37 Form of Employment                 --           Form 10-K April 30, 1995   10.37
       Agreement between
       Registrant and each of
       Messrs. Madonia and
       Mish**
 10.38 First Amendment to                 --           Form 10-K April 30, 1995   10.38
       Miller Industries, Inc.
       Non-Employee Director
       Stock Option Plan**
 10.39 Second Amendment to                --           Form 10-K April 30, 1996   10.39
       Miller Industries, Inc.
       Non-Employee Director
       Stock Option Plan**
 10.40 Second Amendment to                --           Form 10-K April 30, 1996   10.40
       Miller Industries, Inc.
       Stock Option and
       Incentive Plan**
 10.41 Stock Purchase Agreement         33-99888          S-1    December 1995    10.1
       dated November 1, 1995
       between Jean and Monique
       Georges, S.A. Lohr and
       Miller Industries
       International, Inc.
 10.42 Renewal and Modification         33-99888          S-1    December 1995    10.33
       of Revolving Line of
       Credit Note dated
       December 29, 1995
 10.43 Third Amended Loan               33-99888          S-1    December 1995    10.34
       Agreement and Amendment
       to Guaranty Agreement
       Among NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of
       Registrant dated
       December 29, 1995
 10.44 Guaranty Agreement by            33-99888          S-1    December 1995    10.35
       and between Miller
       Industries
       International, Inc. and
       NationsBank of
       Tennessee, N.A. dated
       December 29, 1995
 10.45 Fourth Amended Loan                 *
       Agreement among
       Nationsbank of
       Tennessee, N.A. the
       Registrant and certain
       subsidiaries of the
       Registrant dated June
       28, 1994
 10.46 Fifth Amendment to Loan             *
       Agreement and Amendment
       to Guaranty Agreements
       Among NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of
       Registrant dated April
       30, 1997
 10.47 Second Renewal and                  *
       Modification of
       Revolving Line of Credit
       Note dated April 30,
       1997
 10.48 Amended Negative Pledge             *
       Agreement Among
       NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of
       Registrant dated April
       30, 1997

                                 INCORPORATED BY
                                   REFERENCE TO      FORM   DATE   EXHIBIT
                               REGISTRATION OR FILE   OR     OF   NUMBER IN
         DESCRIPTION                  NUMBER        REPORT REPORT  REPORT
 ----------------------------  -------------------- ------ ------ ---------
 22  Subsidiaries of the                *
     Registrant
 23  Consent of Arthur                  *
     Andersen LLP
 24  Power of Attorney (see             *
     signature page)
 27  Financial Data Schedule            *

--------
 * Filed herewith.
** Management contract or compensatory plan or arrangement

  (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of the Registrant's 1997 fiscal year.

  (c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

  (d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................  F-1
Consolidated Balance Sheets as of April 30, 1997 and 1996................  F-2
Consolidated Statements of Income for the years ended April 30, 1997,
 1996, and 1995..........................................................  F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended April 30, 1997, 1996, and 1995....................................  F-4
Consolidated Statements of Cash Flows for the years ended April 30, 1997,
 1996, and 1995..........................................................  F-5
Notes to Consolidated Financial Statements...............................  F-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Miller Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of MILLER INDUSTRIES, INC. (a Tennessee corporation) AND SUBSIDIARIES as of April 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of April 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chattanooga, Tennessee
July 15, 1997

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            APRIL 30, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              1997      1996
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash and temporary investments........................... $  8,508  $ 25,117
  Accounts receivable, net of allowance for doubtful
   accounts of $1,774 and $1,265 in 1997 and 1996,
   respectively............................................   49,844    33,650
  Inventories..............................................   60,574    32,432
  Deferred income taxes....................................    4,541     1,485
  Prepaid expenses and other...............................    1,885     1,614
                                                            --------  --------
    Total current assets...................................  125,352    94,298
PROPERTY, PLANT, AND EQUIPMENT, net........................   49,171    23,309
GOODWILL, net..............................................   36,916     5,107
PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS,
 net.......................................................      908       976
OTHER ASSETS...............................................    2,950       288
                                                            --------  --------
                                                            $215,297  $123,978
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term obligations................. $  4,479  $  1,414
  Line of credit...........................................        0     1,301
  Accounts payable.........................................   38,548    28,017
  Accrued liabilities and other............................   20,345    11,128
                                                            --------  --------
    Total current liabilities..............................   63,372    41,860
                                                            --------  --------
LONG TERM OBLIGATIONS, less current portion................   11,282     9,335
                                                            --------  --------
DEFERRED INCOME TAXES......................................    1,860       870
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES (Notes 3, 7, 8 and 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, none issued or outstanding..................        0         0
  Common stock, $.01 par value; 100,000,000 shares
   authorized, 42,480,202 and 37,312,478 shares issued and
   outstanding at 1997 and 1996, respectively..............      425       373
  Additional paid-in capital...............................  110,773    54,808
  Retained earnings........................................   28,027    16,749
  Cumulative translation adjustment........................     (442)      (17)
                                                            --------  --------
    Total shareholders' equity.............................  138,783    71,913
                                                            --------  --------
                                                            $215,297  $123,978
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1997     1996     1995
                                                     -------- -------- --------
NET SALES..........................................  $292,394 $180,463 $139,779
                                                     -------- -------- --------
COSTS AND EXPENSES:
  Costs of operations..............................   238,625  148,490  113,439
  Selling, general, and administrative expenses....    29,740   17,629   14,750
  Merger related expenses..........................       452        0        0
  Interest expense, net............................       620      209      370
                                                     -------- -------- --------
    Total Costs and Expenses.......................   269,437  166,328  128,559
                                                     -------- -------- --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN..    22,957   14,135   11,220
PROVISION FOR INCOME TAXES.........................     8,436    5,108    3,736
                                                     -------- -------- --------
INCOME BEFORE EXTRAORDINARY GAIN...................    14,521    9,027    7,484
EXTRAORDINARY GAIN ON DEBT RETIREMENT (less
 applicable income taxes of $175)..................         0        0      288
                                                     -------- -------- --------
NET INCOME.........................................  $ 14,521 $  9,027 $  7,772
                                                     ======== ======== ========
NET INCOME PER SHARE:
  Before extraordinary gain on debt retirement.....  $   0.35 $   0.26 $   0.25
  Extraordinary gain on debt retirement............      0.00     0.00     0.01
                                                     -------- -------- --------
                                                     $   0.35 $   0.26 $   0.26
                                                     ======== ======== ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING................................    41,454   34,102   29,428
                                                     ======== ======== ========



 The accompanying notes are an integral part of these consolidated statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      ADDITIONAL           CUMULATIVE
                               COMMON  PAID-IN   RETAINED  TRANSLATION
                               STOCK   CAPITAL   EARNINGS  ADJUSTMENT   TOTAL
                               ------ ---------- --------  ----------- --------
BALANCE, April 30, 1994.......  $211   $  1,188  $ 1,747      $   0    $  3,146
  Issuance of 10,735,314
   common shares through
   initial public offering....   107     22,103        0          0      22,210
  Unamortized restructuring
   credit from redemption of
   preferred stock............     0        694        0          0         694
  Distributions to former
   shareholders of Pooled
   Entities...................     0          0     (789)         0        (789)
  Net income..................     0          0    7,772          0       7,772
                                ----   --------  -------      -----    --------
BALANCE, April 30, 1995.......   318     23,985    8,730          0      33,033
  Issuance of 5,400,000 common
   shares through a public
   offering...................    54     30,124        0          0      30,178
  Issuance of 80,502 shares in
   acquisition................     1        614        0          0         615
  Exercise of stock options...     0         37        0          0          37
  Other stock issuance........     0         48        0          0          48
  Distributions to former
   shareholders of Pooled
   Entities...................     0          0   (1,008)         0      (1,008)
  Net income..................     0          0    9,027          0       9,027
  Net translation
   adjustments................     0          0        0        (17)        (17)
                                ----   --------  -------      -----    --------
BALANCE, April 30, 1996.......   373     54,808   16,749        (17)     71,913
  Exercise of stock options...     6        540        0          0         546
  Tax benefit of exercise of
   stock options..............     0        630        0          0         630
  Issuance of 1,943,028 common
   shares through a public
   offering...................    19     29,225        0          0      29,244
  Issuance of 2,709,503 common
   shares in acquisitions.....    27     25,570   (2,530)         0      23,067
  Distributions to former
   shareholders of Pooled
   Entities...................     0          0     (713)         0        (713)
  Net income..................     0          0   14,521          0      14,521
  Net translation
   adjustments................     0          0        0       (425)       (425)
                                ----   --------  -------      -----    --------
BALANCE, April 30, 1997.......  $425   $110,773  $28,027      $(442)   $138,783
                                ====   ========  =======      =====    ========


 The accompanying notes are an integral part of these consolidated statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                    1997      1996      1995
                                                  --------  --------  --------
OPERATING ACTIVITIES:
Net income......................................  $ 14,521  $  9,027  $  7,772
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.................     5,782     2,762     2,017
  Gain on disposals of property, plant, and
   equipment....................................      (170)     (161)     (130)
  Extraordinary gain on debt retirement.........         0         0      (288)
  Deferred income tax (benefit) provision.......      (703)      373       140
  Changes in operating assets and liabilities:
    Accounts receivable.........................   (10,385)   (9,836)   (9,894)
    Inventories.................................   (20,442)   (6,857)   (9,187)
    Prepaid expenses and other..................     1,312      (454)     (211)
    Accounts payable............................    (1,124)    5,827     9,501
    Accrued liabilities and other...............       200       900      (657)
    Other assets................................         0        18       (20)
                                                  --------  --------  --------
      Net cash (used in) provided by operating
       activities...............................   (11,009)    1,599      (957)
                                                  --------  --------  --------
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment.....   (11,073)  (10,407)   (4,032)
Proceeds from sales of property, plant, and
 equipment......................................       297       449       165
Payment received on notes receivable............         0         0        39
Proceeds from sale of finance receivables.......    24,596         0         0
Acquisition of businesses, net of cash
 acquired.......................................    (7,701)   (3,567)        0
Funding of finance receivables..................   (28,679)        0         0
Other...........................................      (304)      (91)     (165)
                                                  --------  --------  --------
      Net cash used in investing activities.....   (22,864)  (13,616)   (3,993)
                                                  --------  --------  --------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock..........    29,244    30,178    22,210
Proceeds from exercise of stock options.........       546        37         0
Net borrowings (payments) under line of credit..    (5,236)     (522)    1,564
Borrowings under long term obligations..........     1,374     6,346     1,176
Payments on long term obligations...............    (7,365)   (1,771)  (13,219)
Redemption of preferred stock...................         0         0    (3,400)
Distributions to former shareholders of Pooled
 Entities.......................................      (713)   (1,008)     (789)
Other...........................................      (560)        0      (225)
                                                  --------  --------  --------
      Net cash provided by financing
       activities...............................    17,290    33,260     7,317
                                                  --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 TEMPORARY INVESTMENTS..........................       (26)       (2)        0
                                                  --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS....................................   (16,609)   21,241     2,367
CASH AND TEMPORARY INVESTMENTS, beginning of
 year...........................................    25,117     3,876     1,509
                                                  --------  --------  --------
CASH AND TEMPORARY INVESTMENTS, end of year.....  $  8,508  $ 25,117  $  3,876
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash payments for interest....................  $  1,298  $    430  $    388
                                                  ========  ========  ========
  Cash payments for income taxes................  $  7,898  $  4,826  $  3,027
                                                  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 30, 1997 AND 1996

1. ORGANIZATION AND NATURE OF OPERATIONS

  Miller Industries, Inc. and subsidiaries ("the Company") is an integrated provider of vehicle towing and recovery equipment, systems and services. The principal markets for the towing and recovery equipment are independent distributors and users of towing and recovery equipment located primarily throughout the United States, Canada, Europe, Asia, and the Middle East. The Company's products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, and Vulcan. The truck chassis on which towing and recovery equipment are installed are either purchased by Miller or provided by customers.

  The Company markets its towing and recovery services in the United States through its wholly owned subsidiary Road One, Inc. ("Road One").

  At various dates during 1997, the Company acquired certain companies in separate transactions that have been accounted for as poolings of interests. These companies are referred to collectively as the "Pooled Entities." Prior periods have been restated to include the operating results of all material pooling-of-interests transactions. See Note 3, Business Combinations, for further discussion of these transactions.

  On August 9, 1994, the Company completed an initial public offering of 10,735,314 shares of its common stock at $2.33 per share (the "Offering"). The net proceeds of the Offering were used to repay long-term obligations, redeem cumulative preferred stock of a wholly owned subsidiary, increase working capital, and provide funds for capital additions and other general corporate purposes.

  On January 31, 1996, the Company completed a public offering of 5,400,000 shares of previously unissued common stock at $6.11 per share. The net proceeds were used to repay long-term obligations, increase working capital, and provide funds for capital additions and other general corporate purposes.

  On November 12, 1996, the Company completed a public offering of 1,943,028 shares of previously unissued common stock at $16.17 per share. The net proceeds were used to fund Road One acquisitions and increase working capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of Miller Industries, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND TEMPORARY INVESTMENTS

  Cash and temporary investments include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of repurchase agreements.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

INVENTORIES

  Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at April 30, 1997 and 1996 consisted of the following (in thousands):

                                                                  1997    1996
                                                                 ------- -------
     Chassis.................................................... $18,837 $ 7,188
     Raw materials..............................................  16,257  11,505
     Work in process............................................   7,843   7,155
     Finished goods.............................................  17,637   6,584
                                                                 ------- -------
                                                                 $60,574 $32,432
                                                                 ======= =======

PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment and furniture, fixtures, and vehicles. Expenditures for maintenance and repairs are charged to expense as incurred.

  Property, plant, and equipment at April 30, 1997 and 1996 consisted of the following (in thousands):

                                                               1997      1996
                                                             --------  --------
     Land................................................... $  3,181  $  1,852
     Buildings and improvements.............................   16,550    12,472
     Machinery and equipment................................   39,302    17,439
     Furniture, fixtures, and vehicles......................    9,402     2,210
     Construction in progress...............................    1,193       781
                                                             --------  --------
                                                               69,628    34,754
     Less accumulated depreciation..........................  (20,457)  (11,445)
                                                             --------  --------
     Property, plant, and equipment, net.................... $ 49,171  $ 23,309
                                                             ========  ========

NET INCOME PER SHARE

  Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding.

  In April 1996, September 1996, and December 1996, the Company effected a three-for-two, a two-for-one, and a three-for-two common stock split, respectively, each in the form of a stock dividend. All historical share and per share amounts have been retroactively restated to reflect the common stock splits.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted, and upon initial application, all prior period EPS data is required to be restated. The adoption of SFAS No. 128 will not have a material effect on the Company's EPS amounts.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

GOODWILL

  Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically evaluates whether events and circumstances have occurred which would indicate that the goodwill is not recoverable. Accumulated amortization of goodwill was $831,000 and $578,000 at April 30, 1997 and 1996, respectively. Amortization expense for 1997, 1996, and 1995 was $253,000, $101,000, and $100,000, respectively.

PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS

  The cost of acquired patents, trademarks, and other purchased product rights are capitalized and amortized using the straight-line method over 20 years. Total accumulated amortization of these assets at April 30, 1997 and 1996 was $315,000 and $251,000, respectively. Amortization expense for 1997, 1996, and 1995 was $64,000, $73,000, and $64,000, respectively.

ACCRUED LIABILITIES AND OTHER

  Accrued liabilities and other consisted of the following at April 30, 1997 and 1996 (in thousands):

                                                                 1997    1996
                                                                ------- -------
     Accrued wages, commissions, bonuses, and benefits......... $ 4,153 $ 2,565
     Accrued income taxes......................................   3,159   2,217
     Other.....................................................  13,033   6,346
                                                                ------- -------
                                                                $20,345 $11,128
                                                                ======= =======

PRODUCT WARRANTY

  The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for 1997, 1996, and 1995 was $1,057,000, $618,000, and $941,000, respectively.

STOCK-BASED COMPENSATION

  Effective May 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to account for its stock compensation plans under APB No. 25. Pro forma disclosures of net income and net income per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied, are presented in Note 6.

CREDIT RISK

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company's trade receivables are primarily from independent distributors of towing and recovery equipment, and such receivables are generally not collateralized. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

REVENUE RECOGNITION

  Revenue is recorded by the Company when equipment is shipped to independent distributors or other customers. Revenue from towing services is recognized when services are performed.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS

  During fiscal 1996, the Company purchased all of the outstanding capital stock of two European manufacturers of towing and recovery equipment at a total purchase price of $4,641,000, consisting of $4,026,000 in cash and $615,000 (80,502 shares) of newly issued common stock. These acquisitions have been accounted for under the purchase method, and their operating results have been included in the Company's consolidated results of operations from their respective dates of acquisition. The impact of the acquisitions on consolidated pro forma net sales, net income, and net income per share as if the acquisitions had taken place at the beginning of fiscal 1995, was not significant for 1996 and 1995.

  In September 1996, the Company acquired all of the outstanding capital stock of Vulcan International, Inc. ("Vulcan"), a manufacturer of towing and recovery equipment, for $8,690,000 (761,193 shares) of newly issued common stock. The acquisition was accounted for under the pooling-of-interests method. Accordingly, prior periods have been restated to include Vulcan's operating results.

  During fiscal 1997, the Company purchased all of the outstanding capital stock of 3 distributors of towing and recovery equipment in separate transactions for an aggregate purchase price of $4,073,000 which consisted of 318,157 shares of common stock. The Company also purchased all of the outstanding common stock of 13 towing service companies in separate transactions for an aggregate purchase price of $29,239,000 which consisted of $7,479,000 in cash and $21,760,000 (1,639,491 shares) of common stock. These acquisitions have been accounted for using the purchase method of accounting, and their operating results have been included in the Company's consolidated results of operations from the respective dates of acquisition. The financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of assets acquired of approximately $32,062,000 has been recognized as a component of goodwill in the accompanying consolidated balance sheet at April 30, 1997.

  Also during fiscal 1997, the Company purchased all of the outstanding capital stock of an additional 3 distributors of towing and recovery equipment in separate transactions for an aggregate purchase price of $4,395,000 which consisted of 371,320 shares of common stock. The Company also purchased all of the outstanding common stock of 16 towing service companies in separate transactions for an aggregate purchase price of $21,523,000 which consisted of $250,000 in cash and $21,273,000 (2,217,680 shares) of common stock. These acquisitions were accounted for using the pooling-of-interests method of accounting. Prior periods have been restated to include the operating results of all material pooling-of-interests transactions.

  The impact of the restatement for the Pooled Entities on the consolidated results of operations of the Company for 1996 and 1995 is as follows (in thousands):

                                                       1997     1996     1995
                                                     -------- -------- --------
     Net sales:
       As previously reported....................... $182,741 $125,706 $ 94,722
       Pooled Entities..............................  109,653   54,757   45,057
                                                     -------- -------- --------
         As restated................................ $292,394 $180,463 $139,779
                                                     ======== ======== ========
     Income before extraordinary gain:
       As previously reported....................... $ 10,416 $  7,793 $  5,406
       Pooled Entities..............................    4,105    1,234    2,078
                                                     -------- -------- --------
         As restated................................ $ 14,521 $  9,027 $  7,484
                                                     ======== ======== ========
     Net income:
       As previously reported....................... $ 10,416 $  7,793 $  5,694
       Pooled Entities..............................    4,105    1,234    2,078
                                                     -------- -------- --------
         As restated................................ $ 14,521 $  9,027 $  7,772
                                                     ======== ======== ========

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

  The following unaudited pro forma summary combines the results of operations of all 1997 purchase combinations, the immaterial pooling-of-interests combinations, and the Company as if these combinations had occurred at the beginning of fiscal 1996 after giving effect to certain adjustments, including amortization of intangible assets and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and these acquisitions had constituted a single entity during these periods (in thousands, except share data).

                                             1997                  1996
                                     --------------------- ---------------------
                                     AS REPORTED PRO FORMA AS REPORTED PRO FORMA
                                     ----------- --------- ----------- ---------
     Net sales......................  $292,394   $341,668   $180,463   $276,323
                                      ========   ========   ========   ========
     Net income.....................  $ 14,521   $ 13,727   $  9,027   $ 10,008
                                      ========   ========   ========   ========
     Net income per share...........  $   0.35   $   0.32   $   0.26   $   0.28
                                      ========   ========   ========   ========

  Subsequent to April 30, 1997, the Company acquired an additional four distributors of towing and recovery equipment and five towing service companies in separate transactions, issuing in the aggregate approximately 497,000 shares of common stock and paying approximately $2,875,000 in cash. These transactions have been accounted for under the purchase method of accounting.

4. GAIN ON EARLY RETIREMENT OF DEBT AND PREFERRED STOCK REDEMPTION

  Upon consummation of the initial public offering, the Company retired certain obligations including previously restructured long-term obligations, which resulted in a gain of $288,000. Such amount is reflected as an extraordinary gain in the accompanying statement of income for 1995.

  Additionally, upon consummation of the initial public offering, the Company redeemed its cumulative redeemable preferred stock for $3,400,000, resulting in a gain of $694,000, which was reflected as a credit to paid-in capital in 1995.

5. LONG-TERM OBLIGATIONS AND LINES OF CREDIT

LONG-TERM OBLIGATIONS

  Long-term obligations consisted of the following at April 30, 1997 and 1996 (in thousands):

                                                                 1997     1996
                                                                -------  ------
     Mortgage notes payable, interest at rates from 3% to
      6.88%, payable in monthly installments, maturing 2003 to
      2011....................................................  $ 2,344  $2,510
     Equipment notes payable, interest at rates from 6.5% to
      13.75%, payable in monthly installments, maturing 1997
      to 2005.................................................   12,015   5,539
     Other notes payable......................................    1,402   2,700
                                                                -------  ------
                                                                 15,761  10,749
     Less current portion.....................................   (4,479) (1,414)
                                                                -------  ------
                                                                $11,282  $9,335
                                                                =======  ======

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

  At April 30, 1997, maturities of long-term obligations (excluding future cash outflows for interest) for the next five fiscal years are as follows (in thousands):

            1998.................................. $4,479
            1999..................................  3,982
            2000..................................  2,545
            2001..................................  1,662
            2002..................................    977

  Certain equipment and manufacturing facilities are pledged as collateral under the mortgage notes payable.

LINE OF CREDIT

  At April 30, 1997, the Company had an unsecured revolving credit facility of $50,000,000 (the "Revolver") for working capital and other general corporate purposes. Borrowings under the Revolver bear interest at rate LIBOR plus 0.8%, (6.69% at April 30, 1997) and include a commitment fee on the daily unused balance. The weighted average interest rate for borrowings outstanding under the Revolver during 1997 was approximately 6.88%. Interest is payable monthly and the Revolver is renewable on an annual basis. There were no borrowings outstanding under the Revolver at April 30, 1997.

  The Revolver imposes restrictions on the company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures, and the payment of dividends.

6. STOCK-BASED COMPENSATION PLANS

  Although the Company adopted SFAS No. 123 during 1997, it elected to continue to account for compensation expense under its stock compensation plans under APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.

  In accordance with the Company's stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and nonemployee directors of the Company. Options vest ratably over a four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at April 30, 1997 and 1996 were 2.3 million and 3.8 million, respectively.

  For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: expected dividend yield of 0%, expected volatility of 42%, risk-free interest rates of 6.33% and 6.08%, and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in 1997 and 1996 is approximately $7,457,000 and $1,639,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

  Had compensation cost for 1997 and 1996 stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                 1997    1996
                                                                ------- ------
     Net income (in thousands):
       As reported............................................. $14,521 $9,027
       Pro forma...............................................  13,624  8,864
     Net income per share:
       As reported............................................. $  0.35 $ 0.26
       Pro forma...............................................    0.33   0.26

  The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

  A summary of the activity of stock options during 1997, 1996, and 1995 is presented below (shares in thousands):

                                  1997             1996             1995
                             ---------------- ---------------- ----------------
                                     WEIGHTED         WEIGHTED         WEIGHTED
                             SHARES  AVERAGE  SHARES  AVERAGE  SHARES  AVERAGE
                             UNDER   EXERCISE UNDER   EXERCISE UNDER   EXERCISE
                             OPTION   PRICE   OPTION   PRICE   OPTION   PRICE
                             ------  -------- ------  -------- ------  --------
Outstanding at Beginning of
 Year......................  2,776    $ 2.98  1,915    $2.36       0    $0.00
  Granted..................  1,529     11.28    898     4.29   1,929     2.36
  Exercised................   (515)     2.55    (18)    2.33       0        0
  Forfeited................    (22)     6.67    (19)    2.77     (14)    2.33
                             -----    ------  -----    -----   -----    -----
Outstanding at End of
 Year......................  3,768    $ 6.39  2,776    $2.98   1,915    $2.36
                             =====    ======  =====    =====   =====    =====
Options exercisable at
 year-end..................    811    $ 3.25    509    $2.38       0    $0.00
                             =====    ======  =====    =====   =====    =====
                                      $ 5.54           $2.06              N/A
                                      ======           =====            =====

  A summary of the exercise prices for options outstanding under the Company's stock-based compensation plans at April 30, 1997 is presented below (shares in thousands):

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  EXERCISE
                         SHARES      WEIGHTED                     PRICE OF
          EXERCISE       UNDER       AVERAGE         SHARES        SHARES
        PRICE RANGE      OPTION   REMAINING LIFE   EXERCISABLE   EXERCISABLE
       ----------------  ------   --------------   -----------   -----------
       $ 2.33   $ 3.37   1,425         7.27            577         $ 2.41
         3.78     5.48     722         8.28            188           4.19
         5.75     7.64      95         8.80             16           6.96
         8.79    12.88   1,395         9.41             30          11.66
        13.38    18.00     131         9.81              0           0.00
                         -----         ----            ---         ------
         Total.......    3,768         8.38            811         $ 3.25
                         =====         ====            ===         ======

7. LEASE COMMITMENTS

  The Company has entered into various operating leases for buildings and office equipment. Rental expense under these leases was $455,000, $892,000, and $908,000 for 1997, 1996, and 1995, respectively.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

  At April 30, 1997, future minimum lease payments under noncancellable operating leases for the next five fiscal years are as follows (in thousands):

            1998.................................. $1,570
            1999..................................  1,524
            2000..................................  1,399
            2001..................................  1,225
            2002..................................  1,080

8. LITIGATION

  The Company is party to certain proceedings incidental to its business. The ultimate disposition of such matters cannot be determined presently but will not, in the opinion of management, based in part on the advice of legal counsel, have a material adverse effect on the Company's financial position or results of operations.

  In January 1996, the Company was awarded a judgment in a patent infringement suit in the United States District Court for the Northern District of Iowa at Sioux City, Iowa in which the jury found the defendant manufacturer and distributor of towing equipment willfully infringed both the Company's underlift parallel linkage and L-arm patents and that the common owner of the manufacturer and distributor induced the infringement. The judgment was paid to the Company in August 1996 in the amount of approximately $1.8 million, which included enhanced damages for willfulness and pre-judgment and post-judgment interest and a broad permanent injunction against future infringement by the defendants. Defendants were not granted a license to use the Company's L-arm technology. With this payment, both the Company and the defendants withdrew their appeals, and the judgment, therefore, became a final judgment.

  During the year ended April 30, 1995, Vulcan reached an agreement to settle its patent infringement litigation against another towing equipment manufacturer. As part of the settlement, Vulcan received $600,000 in cash from the manufacturer in June 1995.

9. INCOME TAXES

  Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

  The provision for income taxes consisted of the following for 1997, 1996, and 1995 (in thousands):

                                                           1997    1996    1995
                                                          ------  ------  ------
     Current:
       Federal........................................... $7,973  $4,041  $3,045
       State.............................................    938     570     551
       Foreign...........................................    228     124       0
                                                          ------  ------  ------
                                                           9,139   4,735   3,596
                                                          ------  ------  ------
     Deferred:
       Federal...........................................   (612)    388     112
       State.............................................    (72)    (11)     28
       Foreign...........................................    (19)     (4)      0
                                                          ------  ------  ------
                                                            (703)    373     140
                                                          ------  ------  ------
                                                          $8,436  $5,108  $3,736
                                                          ======  ======  ======

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

  The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 1997, 1996, and 1995 were as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Federal statutory tax rate............................... 34.0% 34.0% 34.0%
     State taxes, net of federal tax benefit..................  4.0   4.0   4.0
     Effect of S corporations acquired........................ (3.1) (1.7) (2.5)
     Other....................................................  1.8  (0.2) (2.2)
                                                               ----  ----  ----
     Effective tax rate....................................... 36.7% 36.1% 33.3%
                                                               ====  ====  ====

  Deferred income taxes and liabilities for 1997 and 1996 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at April 30, 1997 and 1996 are as follows (in thousands):

                                                                    1997  1996
                                                                   ------ -----
     Deferred tax assets:
       Allowance for doubtful accounts............................ $  621 $ 245
       Accruals and reserves......................................  4,105 1,149
       Inventory and related reserves.............................    185    25
       Tax credit carryforwards...................................      0   127
       Other......................................................     12    74
                                                                   ------ -----
         Total deferred tax assets................................  4,923 1,620
                                                                   ------ -----
     Deferred tax liabilities:
       Property, plant, and equipment.............................  2,060   998
       Other......................................................    182     7
                                                                   ------ -----
         Total deferred tax liabilities...........................  2,242 1,005
                                                                   ------ -----
     Net deferred tax asset....................................... $2,681 $ 615
                                                                   ====== =====

  In management's opinion, the net deferred tax asset will be realized through the recognition of taxable income in future periods.

10. SALE OF FINANCE RECEIVABLES

  In April 1997, the Company entered into an agreement to sell certain finance receivables to a third party leasing company for $24,596,000. The resulting gain on the sale did not have a material impact on the Company's financial statements.

  The agreement contingently obligates the Company to indemnify the leasing company for any losses it incurs up to specified amounts in the event the lessee defaults. The Company believes that any equipment returned as a result of lessee defaults could be sold to third parties at amounts approximating the debt obligations under the lease. The Company's aggregate potential liability under the agreement as of April 30, 1997 was $6,280,000. Management believes its reserves for such recourse provisions are adequate to cover its exposures under the agreement. No payments have been required under these arrangements to date.

11. PREFERRED STOCK

  The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLAN

  During 1996, the Company established a contributory retirement plan (the "401(k) Plan") for all full-time employees with at least 90 days of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

  The 401(k) Plan provides that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over a period of five years.

  All funds contributed by the participants are immediately vested. Under the terms of the 401(k) Plan, the Company may also make discretionary profit-sharing contributions. Profit-sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named investment options.

  Upon death, disability, retirement, or the termination of employment, participants may elect to receive periodic or lump-sum payments. Additionally, amounts may be withdrawn in cases of demonstrated hardship. Company contributions to the 401(k) Plan were not significant in 1997.

13. SEGMENT INFORMATION

  The Company operates in two principal industry segments: (i) manufacturing and distribution and (ii) towing services.

                                         MANUFACTURING    TOWING
                                        AND DISTRIBUTION SERVICES CONSOLIDATED
                                        ---------------- -------- ------------
   1997
   Net sales                                $254,977     $37,417    $292,394
   Operating earnings..................       21,200       2,377      23,577
   Interest expense (income), net......         (271)        891         620
   Earnings before income taxes and
   extraordinary gain..................       21,471       1,486      22,957
   Depreciation and amortization.......        2,983       2,799       5,782
   Capital expenditures................        7,996       3,077      11,073
   Identifiable assets.................      149,740      65,557     215,297
   1996
   Net sales                                 163,810      16,653     180,463
   Operating earnings..................       12,903       1,441      14,344
   Interest expense, net...............           31         178         209
   Earnings before income taxes and
   extraordinary item..................       12,747       1,388      14,135
   Depreciation and amortization.......        1,259       1,503       2,762
   Capital expenditures................        7,246       3,161      10,407
   Identifiable assets.................      114,054       9,924     123,978
   1995
   Net sales                                 125,899      13,880     139,779
   Operating earnings..................       10,016       1,574      11,590
   Interest expense, net...............          228         142         370
   Earnings before income taxes and
   extraordinary item..................        9,788       1,432      11,220
   Depreciation and amortization.......          781       1,236       2,017
   Capital expenditures................        2,100       1,932       4,032
   Identifiable assets.................       58,989       7,029      66,018

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying values of cash and temporary investments, accounts receivable, accounts payable, and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying values of long-term obligations is a reasonable estimate of their fair values based on the rates available for obligations with similar terms and maturities.

15. QUARTERLY FINANCIAL INFORMATION

  The following is a summary of the unaudited quarterly financial information for the years ended April 30, 1997 and 1996 (in thousands, except per share data):

                                                     INCOME PER
                                                    COMMON SHARE
                                      INCOME BEFORE    BEFORE
                                      EXTRAORDINARY EXTRAORDINARY            NET INCOME
                            NET SALES     ITEM          ITEM      NET INCOME PER SHARE
                            --------- ------------- ------------- ---------- ----------
   Year ended April 30,
    1997:
     First quarter......... $ 60,963       2,857        $0.07      $ 2,857     $0.07
     Second quarter........   74,061       3,516         0.09        3,516      0.09
     Third quarter.........   80,261       3,852         0.09        3,852      0.09
     Fourth quarter........   77,109       4,296         0.10        4,296      0.10
                            --------     -------        -----      -------     -----
       Total............... $292,394     $14,521        $0.35      $14,521     $0.35
                            ========     =======        =====      =======     =====
   Year ended April 30,
    1996:
     First quarter......... $ 40,463     $ 1,591        $0.05      $ 1,591     $0.05
     Second quarter........   43,720       2,268         0.07        2,268      0.07
     Third quarter.........   45,979       2,436         0.07        2,436      0.07
     Fourth quarter........   50,301       2,732         0.07        2,732      0.07
                            --------     -------        -----      -------     -----
       Total............... $180,463     $ 9,027        $0.26      $ 9,027     $0.26
                            ========     =======        =====      =======     =====

16. RECLASSIFICATIONS

  Certain reclassifications have been made to prior years' financial information to conform with the 1997 presentation.

                         FINANCIAL STATEMENT SCHEDULES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
Miller Industries, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Miller Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated July 15, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
July 15, 1997

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT                                   BALANCE AT
                         BEGINNING  CHARGED TO CHARGED TO  ACCOUNTS      END
                         OF PERIOD   EXPENSES    OTHER    WRITTEN OFF OF PERIOD
                         ---------- ---------- ---------- ----------- ----------
                                             (IN THOUSANDS)
Year ended April 30,
 1995:
  Deduction from asset
   accounts:
    Allowance for
     doubtful accounts..   $  679      147          0         (57)      $  769
Year ended April 30,
 1996:
  Deduction from asset
   accounts:
    Allowance for
     doubtful accounts..   $  769      160        413(a)      (77)      $1,265
Year ended April 30,
 1997:
  Deduction from asset
   accounts:
    Allowance for
     doubtful accounts..   $1,265      174        474(a)     (139)      $1,774

--------
(a) The other addition to the allowance for doubtful accounts results from the acquisitions in fiscal 1996 and 1997 which were accounted for under the purchase method of accounting.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF JULY, 1997.

                                          Miller Industries, Inc.

                                          By:      /s/ William G. Miller
                                              ---------------------------------
                                                     WILLIAM G. MILLER
                                              CHAIRMAN AND CO-CHIEF EXECUTIVE
                                                          OFFICER

                               POWER OF ATTORNEY

  Know all men by these presents, that each person whose signature appears below constitutes and appoints William G. Miller and Adam L. Dunayer, and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 29TH DAY OF JULY, 1997.

              SIGNATURE                                 TITLE
              ---------                                 -----

        /s/ William G. Miller               Chairman of the Board and
-------------------------------------        Co-Chief Executive Officer
          WILLIAM G. MILLER

       /s/ Jeffrey I. Badgley               President, Co-Chief
-------------------------------------        Executive Officer and
         JEFFREY I. BADGLEY                  Director

         /s/ Adam L. Dunayer                Vice President, Treasurer
-------------------------------------        and Chief Financial Officer
           ADAM L. DUNAYER                   (Principal Financial and
                                             Accounting Officer)

    /s/ A. Russell Chandler, III            Director
-------------------------------------
      A. RUSSELL CHANDLER, III

          /s/ Paul E. Drack                 Director
-------------------------------------
            PAUL E. DRACK

      /s/ Stephen A. Furbacher              Director
-------------------------------------
        STEPHEN A. FURBACHER

       /s/ Richard H. Roberts               Director
-------------------------------------
         RICHARD H. ROBERTS