Form 10-K405/A
period 1997-04-30
MILLER INDUSTRIES INC /TN/
filed 1997-07-31
CIK 924822

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

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

NAME OF EACH EXCHANGE ON WHICH REGISTERED: NEW YORK STOCK EXCHANGE. SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

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

  TOWING EQUIPMENT DISTRIBUTOR ACQUISITIONS

  During fiscal 1997, the Company acquired six towing equipment distributors in separate transactions, none of which were individually material to the financial results of the Company. The Company issued an aggregate of approximately 320,000 shares of Common Stock in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 370,000 shares of Common Stock in such transactions which have been accounted for under the pooling-of-interests method. Subsequent to April 30, 1997, the Company acquired four additional towing equipment distributors in separate transactions, issuing approximately 45,000 shares and paying approximately $865,000 in cash in transactions accounted for under the purchase method of accounting, and issuing approximately 151,000 shares of Common Stock in acquisitions accounted for under the pooling-of-interests method. The Company intends to continue to acquire additional towing equipment distributors, but is not currently a party to any agreement to acquire any other distributors.

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

  In connection with its acquisition of 10 towing equipment distribution companies, the Company has acquired or entered into leases for property at 12 locations in seven states and two Canadian provinces. These facilities are used for various distribution operations.

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

RECENT SALES OF UNREGISTERED SECURITIES

  During the fiscal year ended April 30, 1997, the Company issued 4,170,680 shares of its Common Stock, par value $.01 per share, that were not registered under the Securities Act. The shares, in combination with cash, were issued as consideration in the acquisition of 29 towing service companies and six towing and recovery equipment distribution companies and were issued to approximately 60 individuals, entities and trusts. The market price on the date of issuance ranged from $10.375 per share to $14.375 per share. The Company has undertaken to file, as soon as practicable after publication of its financial statements for its fiscal year ended April 30, 1997, and use its reasonable best efforts to obtain the prompt effectiveness of, a registration statement under the Securities Act to register the resales of these shares, so that such shares may be offered and sold from time to time on the New York Stock Exchange or in privately negotiated transactions.

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

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                                                     TWELVE    NINE
                                                     MONTHS   MONTHS    YEAR
                                                      ENDED    ENDED    ENDED
                            YEARS ENDED APRIL 30,     APRIL    APRIL    JULY
                          --------------------------   30,      30,      31,
                            1997     1996     1995   1994(1)  1994(2)   1993
                          -------- -------- -------- -------  -------  -------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME
 DATA:
Net sales...............  $292,394 $180,463 $139,779 $94,601  $74,192  $71,554
Costs and expenses:
  Cost of operations....   238,625  148,490  113,439  72,985   57,306   54,751
  Selling, general and
   administrative
   expenses.............    29,740   17,629   14,750  15,273   11,508   13,188
  Merger related
   expenses.............       452
  Interest expense,
   net..................       620      209      370     409      338      311
                          -------- -------- -------- -------  -------  -------
Total costs and
 expenses...............   269,437  166,328  128,559  88,667   69,152   68,250
Income before income
 taxes, extraordinary
 gain and cumulative
 effect of accounting
 change.................    22,957   14,135   11,220   5,934    5,040    3,304
Provision for income
 taxes..................     8,436    5,108    3,736   1,644    1,620      100
                          -------- -------- -------- -------  -------  -------
Income before
 extraordinary gain and
 cumulative effect of
 accounting change......    14,521    9,027    7,484   4,290    3,420    3,204
Extraordinary gain on
 debt retirement (less
 applicable income taxes
 of $175 in 1995 and $26
 in 1994)...............                         288   1,143    1,143      --
Cumulative effect of
 change in accounting
 for income taxes.......                                 781      781
Net income..............    14,521    9,027    7,772   6,214    5,344    3,204
Preferred stock
 dividends..............                                 (66)     (38)    (111)
                          -------- -------- -------- -------  -------  -------
Net income available for
 common stockholders....  $ 14,521 $  9,027 $  7,772 $ 6,148  $ 5,306  $ 3,093
                          ======== ======== ======== =======  =======  =======
Net income per common
 share(3):
  Before extraordinary
   gain and cumulative
   effect of accounting
   change...............  $   0.35 $   0.26 $   0.25 $  0.20  $  0.16  $  0.15
  Extraordinary gain on
   debt retirement......                                0.05     0.05      --
  Cumulative effect of
   change in accounting
   for income taxes.....       --       --      0.01    0.04     0.04      --
                          -------- -------- -------- -------  -------  -------
                          $   0.35 $   0.26 $   0.26    0.29     0.25     0.15
                          ======== ======== ======== =======  =======  =======
Weighted average number
 of common & common
 equivalent shares
 outstanding............    41,454   34,102   29,428  21,072   21,072   21,072
                          ======== ======== ======== =======  =======  =======
BALANCE SHEET DATA (AT
 PERIOD END):
Working capital.........  $ 61,980 $ 52,438 $ 19,011 $   --   $ 9,382  $ 2,361
Total assets............   215,297  123,978   66,018     --    42,156   31,704
Long-term debt, less
 current portion........    11,282    9,335    5,171     --    17,848   12,746
Cumulative redeemable
 preferred stock........       --       --       --      --     4,094    4,094
Common shareholders'
 equity (deficit).......   138,783   71,913   32,320     --     2,443     (201)

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

                                                          YEARS ENDED APRIL
                                                                 30,
                                                          -------------------
                                                          1997   1996   1995
                                                          -----  -----  -----
Net sales................................................ 100.0% 100.0% 100.0%
Costs and expenses:
  Costs of operations....................................  81.6%  82.3%  81.2%
  Selling, general and administrative expenses...........  10.2%   9.8%  10.6%
  Merger related expenses................................   0.1%
  Interest expense, net..................................   0.2%   0.1%   0.2%
                                                          -----  -----  -----
Total cost and expenses..................................  92.1%  92.2%  92.0%
Income before income taxes and extraordinary gain........   7.9%   7.8%   8.0%
Provision for income taxes...............................   2.9%   2.8%   2.6%
                                                          -----  -----  -----
Income before extraordinary gain.........................   5.0%   5.0%   5.4%
Extraordinary gain on debt retirement (Less applicable
 income taxes of $175)...................................   0.0%   0.0%   0.2%
                                                          -----  -----  -----
Net income...............................................   5.0%   5.0%   5.6%
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

  Selling, general and administrative expenses for fiscal 1996 increased 19.5% to $17.6 million from $14.8 million for the comparable period of fiscal 1995. The increase was due primarily to the impact of higher expenses in the towing service companies accounted for using the pooling-of-interests method of accounting, higher commission expenses resulting from higher sales, and higher general and administrative expenses incurred to support the increased sales and the Company's fiscal 1996 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 9.8% in fiscal 1996 from 10.6% in fiscal 1995.

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

3. EXHIBITS

  The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

                                    INCORPORATED BY
                                      REFERENCE TO                             EXHIBIT
                                  REGISTRATION OR FILE FORM OR     DATE OF    NUMBER IN
           DESCRIPTION                   NUMBER         REPORT     REPORT      REPORT
 -------------------------------  -------------------- -------- ------------- ---------
  3.1  Charter of the                     --           Form 10K July 29, 1997    3.1
       Registrant
  3.2  Bylaws of the Registrant         33-79430         S-1     August 1994     3.2
 10.1  Settlement Letter dated          33-79430         S-1     August 1994    10.7
       April 27, 1994 between
       Miller Group, Inc. and
       the Management Group
 10.5  Participants Agreement           33-79430         S-1     August 1994    10.11
       dated as of April 30,
       1994 between the
       Registrant, Century
       Holdings, Inc., Century
       Wrecker Corporation,
       William G. Miller and
       certain former
       shareholders of Miller
       Group, Inc.
 10.20 Technology Transfer              33-79430         S-1     August 1994    10.26
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

                                    INCORPORATED BY
                                      REFERENCE TO                               EXHIBIT
                                  REGISTRATION OR FILE  FORM OR                 NUMBER IN
           DESCRIPTION                   NUMBER         REPORT   DATE OF REPORT  REPORT
 -------------------------------  -------------------- --------- -------------- ---------
 10.35 First Amendment to               33-79430          S-1     August 1994     10.33
       Employment Agreement
       between Century Wrecker
       Corporation and Jeffrey
       I. Badgley**
 10.37 Form of Employment                 --           Form 10-K April 30, 1995   10.37
       Agreement between
       Registrant and each of
       Messrs. Madonia and
       Mish**
 10.38 First Amendment to                 --           Form 10-K April 30, 1995   10.38
       Miller Industries, Inc.
       Non-Employee Director
       Stock Option Plan**
 10.39 Second Amendment to                --           Form 10-K April 30, 1996   10.39
       Miller Industries, Inc.
       Non-Employee Director
       Stock Option Plan**
 10.40 Second Amendment to                --           Form 10-K April 30, 1996   10.40
       Miller Industries, Inc.
       Stock Option and
       Incentive Plan**
 10.41 Stock Purchase Agreement         33-99888          S-1    December 1995    10.1
       dated November 1, 1995
       between Jean and Monique
       Georges, S.A. Lohr and
       Miller Industries
       International, Inc.
 10.42 Renewal and Modification         33-99888          S-1    December 1995    10.33
       of Revolving Line of
       Credit Note dated
       December 29, 1995
 10.43 Third Amended Loan               33-99888          S-1    December 1995    10.34
       Agreement and Amendment
       to Guaranty Agreement
       Among NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of
       Registrant dated
       December 29, 1995
 10.44 Guaranty Agreement by            33-99888          S-1    December 1995    10.35
       and between Miller
       Industries
       International, Inc. and
       NationsBank of
       Tennessee, N.A. dated
       December 29, 1995
 10.45 Fourth Amended Loan                --           Form 10-K July 29, 1997    10.45
       Agreement among
       Nationsbank of
       Tennessee, N.A. the
       Registrant and certain
       subsidiaries of the
       Registrant dated June
       28, 1994
 10.46 Fifth Amendment to Loan            --           Form 10-K July 29, 1997    10.46
       Agreement and Amendment
       to Guaranty Agreements
       Among NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of
       Registrant dated April
       30, 1997
 10.47 Second Renewal and                 --           Form 10-K July 29, 1997    10.47
       Modification of
       Revolving Line of Credit
       Note dated April 30,
       1997
 10.48 Amended Negative Pledge            --           Form 10-K July 29, 1997    10.48
       Agreement Among
       NationsBank of
       Tennessee, N.A., the
       Registrant and certain
       subsidiaries of
       Registrant dated April
       30, 1997

                                 INCORPORATED BY
                                   REFERENCE TO                              EXHIBIT
                               REGISTRATION OR FILE  FORM OR     DATE OF    NUMBER IN
         DESCRIPTION                  NUMBER         REPORT      REPORT      REPORT
 ----------------------------  -------------------- --------- ------------- ---------
 22  Subsidiaries of the                --          Form 10-K July 29, 1997    22
     Registrant
 23  Consent of Arthur                  *
     Andersen LLP
 24  Power of Attorney (see             --          Form 10-K July 29, 1997    24
     signature page)
 27  Financial Data Schedule            --          Form 10-K July 29, 1997    27

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

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................  F-1
Consolidated Balance Sheets as of April 30, 1997 and 1996................  F-2
Consolidated Statements of Income for the years ended April 30, 1997,
 1996, and 1995..........................................................  F-3
Consolidated Statements of Shareholders' Equity for the years ended April
 30, 1997, 1996, and 1995................................................  F-4
Consolidated Statements of Cash Flows for the years ended April 30, 1997,
 1996, and 1995..........................................................  F-5
Notes to Consolidated Financial Statements...............................  F-6

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

                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 30, 1997 AND 1996

1. ORGANIZATION AND NATURE OF OPERATIONS

  Miller Industries, Inc. and subsidiaries ("the Company") is an integrated provider of vehicle towing and recovery equipment, systems and services. The principal markets for the towing and recovery equipment are independent distributors and users of towing and recovery equipment located primarily throughout the United States, Canada, Europe, Asia, and the Middle East. The Company's products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, and Vulcan. The truck chassis on which towing and recovery equipment are installed are either purchased by the Company or provided by customers.

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

  Also during fiscal 1997, the Company purchased all of the outstanding capital stock of an additional 3 distributors of towing and recovery equipment in separate transactions for an aggregate purchase price of $4,395,000 which consisted of 371,320 shares of common stock. The Company also purchased all of the outstanding common stock of 16 towing service companies in separate transactions for an aggregate purchase price of $28,053,000 which consisted of $250,000 in cash and $27,803,000 (2,217,680 shares) of common stock. These acquisitions were accounted for using the pooling-of-interests method of accounting. Prior periods have been restated to include the operating results of all material pooling-of-interests transactions.

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

To the Directors and Shareholders of
Miller Industries, Inc.:

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 31ST DAY OF JULY, 1997.

                                          Miller Industries, Inc.

                                                /s/ Adam L. Dunayer
                                          By: _________________________________

                                                   ADAM L. DUNAYER

                                               VICE PRESIDENT, TREASURER AND
                                               CHIEF FINANCIAL OFFICER


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 31ST OF JULY, 1997.

              SIGNATURE                                 TITLE

                                            Chairman of the Board and
               *                             Co-Chief Executive Officer
-------------------------------------
          WILLIAM G. MILLER

                                            President, Co-Chief
               *                             Executive Officer and
-------------------------------------        Director
         JEFFREY I. BADGLEY

                                            Vice President, Treasurer
     /s/ Adam L. Dunayer                     and Chief Financial Officer
-------------------------------------        (Principal Financial and
           ADAM L. DUNAYER                   Accounting Officer)

                                            Director
               *
-------------------------------------
      A. RUSSELL CHANDLER, III

                                            Director
               *
-------------------------------------
            PAUL E. DRACK

                                            Director
               *
-------------------------------------
        STEPHEN A. FURBACHER

                                            Director
               *
-------------------------------------
         RICHARD H. ROBERTS

     /s/ Adam L. Dunayer

*By: ___________________________

        ADAM L. DUNAYER,

      AS ATTORNEY-IN-FACT