Form 10-Q
period 1997-07-31
MILLER INDUSTRIES INC /TN/
filed 1997-09-15
CIK 924822

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1997
                       Commission File No. 0-24298



                         MILLER INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



              Tennessee                            62-1566286
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


          3220 Pointe Parkway, Suite 100
               Norcross, Georgia                         30092
    -------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code:  (770) 446-5255


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES /X/   NO/ /



The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 1997 was 43,584,734.


                         MILLER INDUSTRIES, INC.

                                  INDEX



PART I.   FINANCIAL INFORMATION                                    Page Number

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Balance Sheets -
               July 31, 1997 and April 30, 1997                           3

               Condensed Consolidated Statements of Income
               for the Three Months Ended July 31, 1997 and 1996          4

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended July 31, 1997 and 1996          5

               Notes to Condensed Consolidated Financial
               Statements                                                 6

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        9



PART II.  OTHER INFORMATION

     Item 2.   CHANGES IN SECURITIES
               RECENT SALES OF UNREGISTERED SECURITIES                    11

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        12

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12


SIGNATURES                                                                13

                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data)
                                ASSETS

                                                                         July 31,           April 30,
                                                                           1997                1997
                                                                         --------          ----------
                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and temporary investments                                     $     1,738         $     8,508
   Accounts receivable, net                                                55,458              49,844
   Inventories                                                             69,390              60,574
   Deferred income taxes                                                    5,206               4,541
   Prepaid expenses and other                                               2,292               1,885
                                                                       ----------          ----------
              Total current assets                                        134,083             125,352
                                                                       ----------          ----------
PROPERTY, PLANT AND EQUIPMENT, net                                         55,718              49,171
                                                                       ----------          ----------
GOODWILL, net                                                              46,999              36,916
                                                                       ----------          ----------
OTHER ASSETS                                                                3,697               3,858
                                                                       ----------          ----------
                                                                      $   240,498         $   215,297
                                                                       ==========          ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $     4,802         $     4,479
   Accounts payable                                                        32,054              38,548
   Accrued liabilities and other                                           22,807              20,345
                                                                       ----------          ----------
              Total current liabilities                                    59,663              63,372
                                                                       ----------          ----------
LONG-TERM DEBT, less current portion                                       26,388              11,282
                                                                       ----------          ----------

DEFERRED INCOME TAXES                                                       2,290               1,860
                                                                       ----------          ----------
SHAREHOLDERS' EQUITY  (Note 2):
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none issued or outstanding                                                0                   0
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 43,417,592 and 42,480,202 shares issued
      and outstanding,  respectively                                          434                 425
   Additional paid-in capital                                             119,347             110,773
   Retained earnings                                                       32,825              28,027
   Cumulative translation adjustment                                         (449)               (442)
                                                                       ----------           ---------
              Total shareholders' equity                                  152,157             138,783
                                                                       ----------           ---------
                                                                      $   240,498          $  215,297
                                                                       ==========           =========

      See accompanying notes to condensed consolidated financial statements.

           MILLER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)
                          (Unaudited)

                                                                   Three Months Ended
                                                                       July 31,
                                                            -----------------------------
                                                                1997               1996
                                                                ----               ----
NET SALES                                                   $   85,353        $   60,963

COST AND EXPENSES:
  Costs of operations                                           67,229            50,320
  Selling, general, and administrative expenses                 10,200             6,003
  Interest expense, net                                            271               140
                                                             ---------          --------
       Total costs and expenses                                 77,700            56,463
                                                             ---------          --------

INCOME BEFORE INCOME TAXES                                       7,653             4,500
PROVISION FOR INCOME TAXES                                       2,855             1,643
                                                             ---------          --------

NET INCOME                                                  $    4,798        $    2,857
                                                             ---------          --------

NET INCOME PER SHARE                                        $     0.11        $     0.07
                                                             =========          ========
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                                  45,214            38,409
                                                             =========          ========

   See accompanying notes to condensed consolidated financial statements.

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                                                      THREE MONTHS ENDED JULY 31,
                                                                                      ---------------------------
                                                                                        1997               1996
                                                                                        ----               ----
OPERATING ACTIVITIES:
    Net Income                                                                        $  4,798          $  2,857
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                                   1,686               601
         Deferred income tax provision                                                     108               157
         Changes in operating assets and liabilities:
           Accounts receivable                                                          (4,878)             (803)
           Inventories                                                                  (2,523)           (1,061)
           Prepaid expenses and other                                                     (376)             (252)
           Accrued liabilities                                                           1,302            (1,226)
           Accounts payable                                                             (6,854)           (3,214)
           Other assets                                                                    161               (22)
                                                                                      --------           -------
              Net cash used in operating activities                                     (6,576)           (2,919)
                                                                                      --------           -------
INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                                          (5,893)             (517)
   Proceeds from sales of property, plant, and equipment                                   290               318
   Acquisition of businesses, net of cash acquired                                      (2,929)                -
   Funding of finance receivables                                                       (1,067)              413
                                                                                      --------           -------
              Net cash (used in) provided by investing activities                      ( 9,599)              214
                                                                                      --------           -------
FINANCING ACTIVITIES:
   Net borrowings (payments) under line of credit                                       16,530               (94)
   Repayment of long-term debt                                                         ( 7,481)             (555)
   Proceeds from exercise of stock options                                                 379                14
   Distribution to former shareholders of acquired companies                                 -              (229)
                                                                                      --------           -------
              Net cash provided by (used in) financing activities                        9,428              (771)
                                                                                      --------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   TEMPORARY INVESTMENTS                                                                   (23)              (36)
                                                                                      --------           -------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                               (6,770)           (3,512)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF
   PERIOD                                                                                8,508            25,117
                                                                                      --------           -------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                                        $   1,738          $ 21,605
                                                                                      ========           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash payments for interest                                                        $     184          $    170
                                                                                      ========           =======

   Cash payments for income taxes                                                    $   1,608             1,520
                                                                                      ========           =======

      See accompanying notes to condensed consolidated financial statements.

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

2.   Net Income Per Share

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

     All share numbers, share prices, and per share amounts have been restated to reflect the 2-for-1 stock split which occurred on September 30, 1996 and the 3-for-2 stock split which occurred on December 30, 1996.

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at July 31, 1997 and April 30, 1997 consisted of the following (in thousands):

                                         July 31,      April 30,
                                           1997          1997

                 Chassis              $   17,963    $   18,837
                 Raw Materials            17,048        16,257
                 Work in process           7,967         7,843
                 Finished goods           26,682        17,637
                                       ---------     ---------
                                      $   69,390    $   60,574
                                       =========     =========

4.   Business Combinations

     In May 1997, the Company acquired all the outstanding common stock of three towing equipment distributors with historical revenues of approximately $13 million annually. The consideration for these transactions consisted of approximately 44,000 shares of common stock and approximately $.9 million in cash. Additionally, in June and July 1997, the Company purchased all the outstanding common stock of eight towing service companies through the issuance of approximately 511,000 shares of common stock and cash payments of approximately $2.9 million. These acquisitions were accounted for using the purchase method of accounting. The pro forma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein.

     In May 1997, the Company issued approximately 151,000 shares of its common stock in exchange for all the outstanding common stock of one additional towing equipment distributor with historical revenues of approximately $13 million annually. In July 1997, the Company issued approximately 108,000 shares of its common stock in exchange for all the outstanding shares of one additional towing service company. These mergers have been accounted for as poolings of interests.

5.   Legal Matters

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.


6.   Subsequent Events

     Subsequent to the end of the quarter, the Company has closed three additional acquisitions of towing service companies with aggregate annual historical revenues of approximately $3 million. The consideration for these transactions consists of approximately 115,000 shares of Company common stock and $.2 million in cash as well as the assumption of certain indebtedness. In addition, the

     Company has executed letters of intent to acquire 17 additional towing service companies.

     Also, subsequent to the end of the quarter, the Company announced its intention to further consolidate its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation will entail the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. The consolidation is expected to result in a one time after-tax charge of approximately $2 - $2.5 million in the second quarter. The Company's operating earnings for the portion of the remainder of the fiscal year may be further adversely impacted by any inventory losses, any operating losses which may occur during the consolidation period, and costs incurred to relocate employees and equipment to other facilities. These additional costs are not included in the one time charge above but are not expected to have a material impact on net income and earnings per share.

7.   Reclassifications

     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters set forth in this Report are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, including the risks and uncertainties discussed in the Company's
Registration Statement on Form S-4 dated August 29, 1997, file no. 333-34641 under the caption "Risk Factors", which discussion is incorporated herein by this reference.

RECENT DEVELOPMENTS

     As more fully discussed in Note 4 to condensed consolidated financial statements, during the quarter ended July 31, 1997, the Company acquired a total of nine towing service companies and four towing equipment distributors.

     Subsequent to the end of  the quarter and as more fully discussed in
Note 6 to condensed consolidated financial statements, the Company has closed three additional acquisitions of towing service companies and has executed letters of intent to acquire 17 additional towing service companies.

     Also, subsequent to the end of the quarter, the Company announced its intention to further consolidate its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation will entail the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. The consolidation is expected to result in a one time after-tax charge of approximately $2 - $2.5 million in the second quarter. The Company's operating earnings for the portion of the remainder of the fiscal year may be further adversely impacted by any inventory losses, any operating losses which may occur during the consolidation period, and costs incurred to relocate employees and equipment to other facilities. These additional costs are not included in the one time charge above but are not expected to have a material impact on net income and earnings per share.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

     Net sales for the three months ended July 31, 1997, increased 40.0% to $85.4 million from $61.0 million for the comparable period in 1996. The increase in net sales was primarily the result of higher sales from the manufacturing operations, the inclusion since the acquisition dates during the quarter ended July 31, 1997 of sales from the distribution and towing service companies acquired via purchase transactions, and an increase in sales of truck chassis sold by the domestic manufacturing operations to third parties. The growth in sales of the manufacturing operations was a result of continued market share gains.

     Costs of operations for the three months ended July 31, 1997, increased 33.6% to $67.2 million from $50.3 million for the comparable period in 1996. Costs of operations as a percentage of net sales
decreased to 78.8% from 82.5%.   This reduction was primarily a result of
the Company's towing service division, which generally has a lower level of operating costs than the manufacturing and distribution division, accounting for a higher proportion of revenues in the quarter ended July 31, 1997.

     Selling, general and administrative expenses for the three months ended July 31, 1997, increased 69.9% to $10.2 million from $6.0 million for the comparable period of 1996. As a percentage of sales, selling, general and administrative expenses increased from 9.8% for the three months ended July 31, 1996 to 11.9% for the three months ended July 31, 1997. This increase was primarily a result of the Company's towing services division, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the manufacturing and distribution division.

     Net interest expense increased $131,000 to $271,000 for the three months ended July 31, 1997 from $140,000 for the three months ended July 31, 1996 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of distributors and towing service companies.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, acquisition of businesses, debt service and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offerings completed in January 1996 and November 1996.

     Cash flows used in operating activities were $6.6 million for the three month period ended July 31, 1997 as compared to $2.9 million for the comparable period of 1996. The cash flows used in operating activities were used primarily to fund working capital needed to support the growth of the businesses.

     Cash used in investing activities was $9.6 million for the three month period ended July 31, 1997 compared to $0.2 million provided by investing activities for the comparable period in 1996. The cash used in investing activities was primarily for capital expenditures and equipment and acquisition of businesses.


     Cash provided by financing activities was $9.4 million for the three month period ended July 31, 1997 and $0.8 million for the comparable period in the prior year. The cash was provided primarily by borrowing under the Company's lines of credit.

     The Company has a $50 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR plus .08%. At July 31, 1997, $16.5 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures, and the payment of dividends.

     The Company has recently expanded its Hermitage, Pennsylvania facility and is currently increasing the capacity of its plant in Ooltewah, Tennessee. In January 1997 the Company purchased a car carrier manufacturing facility in Greeneville, Tennessee and is currently increasing its capacity. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $1.0 million. As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $3.8 million for the purchase of companies during the quarter ended July 31, 1997. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

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

PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal quarter ended July 31, 1997, the Company issued 619,085 shares of its Common Stock, par value $.01 per share, that were not registered under the Securities Act. The shares, in combination with cash, were issued as consideration in the acquisition of 9 towing service companies and were issued to approximately 18 individuals, entities and trusts. The market price on the date of issuance ranged from $15.000 per share to $17.188 per share. The Company has filed and will use its reasonable best efforts to obtain the prompt effectiveness of, a registration statement under the Securities Act to register the resales of these shares, so that such shares may be offered and sold from time to time on the New York Stock Exchange or in privately negotiated transactions.

     The sales of the above securities are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on Friday, August 29, 1997 in Norcross, Georgia, at which several matters were submitted to a vote of the shareholders:

          (a) Votes cast for or withheld regarding the election of two Directors for a term expiring in 2000 were as follows:

                                               FOR         WITHHELD
                                            ---------      --------
                 Paul F. Drack              34,202,421      116,719
                 Stephen A. Furbacher       34,202,421      116,719


     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

                 Term Expiring in 1998             Term Expiring in 1999
                 ---------------------             ----------------------
                 William G. Miller                 A. Russell Chandler, III
                 Richard H. Roberts                Jeffrey I. Badgley

          (b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                          BROKER          BROKER
     DESCRIPTION OF MATTER                  FOR           AGAINST         ABSTAIN         NO VOTE
Ratification of the appointment of
Arthur Andersen LLP as independent
auditors of the Company to serve for
the 1998 fiscal year                    34,286,590        18,227           14,323            --

Ratification of the amendment to the
Company's Charter to elect Directors
on an annual basis                      30,059,956        92,301           15,691       4,151,192

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

Date:    September 15, 1997