Form 10-Q/A
period 1997-07-31
MILLER INDUSTRIES INC /TN/
filed 1997-09-16
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q/A

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

                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data)
                                ASSETS

                                                                         July 31,           April 30,
                                                                           1997                1997
                                                                         --------          ----------
                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and temporary investments                                     $     1,738         $     8,508
   Accounts receivable, net                                                55,458              49,844
   Inventories                                                             69,390              60,574
   Deferred income taxes                                                    5,206               4,541
   Prepaid expenses and other                                               2,292               1,885
                                                                       ----------          ----------
              Total current assets                                        134,084             125,352
                                                                       ----------          ----------
PROPERTY, PLANT AND EQUIPMENT, net                                         55,718              49,171
                                                                       ----------          ----------
GOODWILL, net                                                              46,999              36,916
                                                                       ----------          ----------
OTHER ASSETS                                                                3,697               3,858
                                                                       ----------          ----------
                                                                      $   240,498         $   215,297
                                                                       ==========          ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $     4,802         $     4,479
   Accounts payable                                                        32,054              38,548
   Accrued liabilities and other                                           22,807              20,345
                                                                       ----------          ----------
              Total current liabilities                                    59,663              63,372
                                                                       ----------          ----------
LONG-TERM DEBT, less current portion                                       26,388              11,282
                                                                       ----------          ----------

DEFERRED INCOME TAXES                                                       2,290               1,860
                                                                       ----------          ----------
SHAREHOLDERS' EQUITY  (Note 2):
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none issued or outstanding                                                0                   0
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 43,417,592 and 42,480,202 shares issued
      and outstanding,  respectively                                          434                 425
   Additional paid-in capital                                             119,347             110,773
   Retained earnings                                                       32,825              28,027
   Cumulative translation adjustment                                         (449)               (442)
                                                                       ----------           ---------
              Total shareholders' equity                                  152,157             138,783
                                                                       ----------           ---------
                                                                      $   240,498          $  215,297
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

                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                                                      THREE MONTHS ENDED JULY 31,
                                                                                      ---------------------------
                                                                                        1997               1996
                                                                                        ----               ----
OPERATING ACTIVITIES:
    Net Income                                                                        $  4,798          $  2,857
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                                   1,686               601
         Deferred income tax provision                                                     108               157
         Changes in operating assets and liabilities:
           Accounts receivable                                                          (4,878)             (803)
           Inventories                                                                  (2,523)           (1,061)
           Prepaid expenses and other                                                     (376)             (252)
           Accrued liabilities                                                           1,302            (1,226)
           Accounts payable                                                             (6,854)           (3,214)
           Other assets                                                                    161                22
                                                                                      --------           -------
              Net cash used in operating activities                                     (6,576)           (2,919)
                                                                                      --------           -------
INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                                          (5,893)             (517)
   Proceeds from sales of property, plant, and equipment                                   290               318
   Acquisition of businesses, net of cash acquired                                      (2,929)                -
   Funding of finance receivables                                                       (1,067)                -
   Other                                                                                     -               413
                                                                                      --------           -------
              Net cash (used in) provided by investing activities                      ( 9,599)              214
                                                                                      --------           -------
FINANCING ACTIVITIES:
   Net borrowings (payments) under line of credit                                       16,530               (94)
   Repayment of long-term debt                                                         ( 7,481)             (555)
   Proceeds from exercise of stock options                                                 379                14
   Distribution to former shareholders of acquired companies                                 -              (229)
                                                                                      --------           -------
              Net cash provided by (used in) financing activities                        9,428              (771)
                                                                                      --------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   TEMPORARY INVESTMENTS                                                                   (23)              (36)
                                                                                      --------           -------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                               (6,770)           (3,512)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF
   PERIOD                                                                                8,508            25,117
                                                                                      --------           -------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                                        $   1,738          $ 21,605
                                                                                      ========           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash payments for interest                                                        $     184          $    170
                                                                                      ========           =======

   Cash payments for income taxes                                                    $   1,608             1,520
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

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at July 31, 1997 and April 30, 1997 consisted of the following (in thousands):

                                         July 31,      April 30,
                                           1997          1997

                 Chassis              $   17,693    $   18,837
                 Raw Materials            17,048        16,257
                 Work in process           7,967         7,843
                 Finished goods           26,682        17,637
                                       ---------     ---------
                                      $   69,390    $   60,574
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

PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     RECENT SALES OF UNREGISTERED SECURITIES


     During the fiscal quarter ended July 31, 1997, the Company issued 814,244 shares of its Common Stock, par value $.01 per share, that were not registered under the Securities Act. The shares, in combination with cash, were issued as consideration in the acquisition of 9 towing service companies and four towing and recovery equipment distribution companies and were issued to approximately 22 individuals, entities and trusts. The market price on the date of issuance ranged from $14.125 per share to $17.188 per share. The Company has filed and will use its reasonable best efforts to obtain the prompt effectiveness of, a registration statement under the Securities Act to register the resales of these shares, so that such shares may be offered and sold from time to time on the New York Stock Exchange or in privately negotiated transactions.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              Exhibit 10 - Employment Agreement dated as of July 8, 1997, by and between Miller Industries, Inc., and William G. Miller

              Exhibit 27 - Financial Data Schedule (For SEC use only) (included as Exhibit 27 to the Company's Report on Form
              10-Q for the quarter ended July 31, 1997 previously filed with the Commission and incorporated herein by reference)

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

Date:    September 16, 1997