Form 10-Q
period 1997-10-31
MILLER INDUSTRIES INC /TN/
filed 1997-12-15
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended October 31, 1997
                       Commission File No. 0-24298



                         MILLER INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



        Tennessee                                  62-1566286
-------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.
 incorporation or organization)

            3220 Pointe Parkway, Suite 100
               Norcross, Georgia                         30092
    ------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:  (770) 446-6778


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES /X/ NO / /


The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 1997 was 44,541,797.
                         MILLER INDUSTRIES, INC.

                                  INDEX



PART I.   FINANCIAL INFORMATION                                   Page Number

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               October 31, 1997 and April 30, 1997                        3

               Condensed Consolidated Statements of Income
               for the Three Months and Six Months Ended
               October 31, 1997 and 1996                                  4

               Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended October 31, 1997 and 1996         5

               Notes to Condensed Consolidated Financial
               Statements                                                 6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9



PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings                                    12

     Item 2.        Changes in Securities
                    Recent Sales of Unregistered Securities              12

     Item 6.        Exhibits and Reports on Form 8-K                     12



SIGNATURES                                                               13

                               MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (In thousands, except share data)

                                      ASSETS

                                                      October 31,      April 30,
                                                         1997            1997
                                                      (Unaudited)
                                                      -----------     ----------
CURRENT ASSETS:
   Cash and temporary investments                      $   2,287      $   8,508
   Accounts receivable, net                               47,737         49,844
   Inventories                                            63,176         60,574
   Deferred income taxes                                   4,951          4,541
   Prepaid expenses and other                              3,637          1,885
                                                       ---------       --------
             Total current assets                        121,788        125,352

PROPERTY, PLANT AND EQUIPMENT, net                        62,507         49,171

GOODWILL, net                                             53,532         36,916

OTHER ASSETS, net                                          7,901          3,858
                                                       ---------       --------
                                                       $ 245,728      $ 215,297
                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt                   $   6,531      $   4,479
   Accounts payable                                       25,810         38,548
   Accrued liabilities and other                          21,571         20,345
                                                       ---------      ---------
             Total current liabilities                    53,912         63,372
                                                       ---------      ---------

LONG-TERM DEBT, less current portion                      32,619         11,282
                                                       ---------      ---------

DEFERRED INCOME TAXES                                      1,878          1,860
                                                       ---------      ---------

SHAREHOLDERS' EQUITY

   Preferred stock, $.01 par value, 5,000,000
     shares authorized; none issued or
     outstanding                                                0             0

Common stock, $.01 par value, 100,000,000
    shares authorized; 44,469,564 and
    42,480,202 shares issued and outstanding at
    October 31, 1997 and April 30, 1997,
    respectively                                              445           425
Additional paid-in capital                                122,035       110,773
Retained earnings                                          35,273        28,027
Cumulative translation adjustment                            (434)         (442)
                                                       ----------     ---------
             Total shareholders' equity                   157,319       138,783
                                                       ---------      ---------
                                                       $ 245,728      $ 215,297
                                                       =========      =========

  See accompanying notes to condensed consolidated financial statements.

                               MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (In thousands, except per share data)

                                               (Unaudited)

                                                              Three Months Ended       Six Months Ended

                                                                  October 31,             October 31,
                                                            --------------------  ----------------------
                                                                1997       1996        1997       1996
                                                            ---------   --------  ----------  ---------
NET SALES                                                   $  94,727   $ 74,061  $  180,080  $ 135,024
                                                            ---------   --------- ----------  ---------
COSTS AND EXPENSES:
   Costs of operations                                         76,221      61,436    143,450    111,756
   Selling, general, and administrative expenses               10,269       7,087     20,469     13,090
   Restructuring costs                                          4,100        --        4,100       --
   Interest expense, net                                          429         117        700        257
                                                            ---------   --------- ----------  ---------
          Total costs and expenses                             91,019      68,640    168,719    125,103
                                                            ---------   --------- ----------  ---------

INCOME BEFORE INCOME TAXES                                      3,708       5,421     11,361      9,921
PROVISION FOR INCOME TAXES                                      1,410       1,905      4,265      3,548
                                                            ---------   --------- ----------  ---------

NET INCOME                                                  $   2,298   $   3,516 $    7,096  $   6,373
                                                            =========   ========= ==========  =========

NET INCOME PER SHARE                                        $     .05   $     .09  $     .15  $     .16
                                                            =========   ========= ==========  =========


WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                                 45,868      40,561     45,988     39,485
                                                            =========   ========= ==========  =========

See accompanying notes to condensed consolidated financial statements.

                               MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)

                                                                       Six Months Ended October 31,
                                                                       ----------------------------
                                                                            1997           1996
                                                                       -----------    -------------
OPERATING ACTIVITIES:

    Net income                                                         $    7,096     $     6,373

    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                      3,724           1,331
         Deferred income tax provision                                        715              69
         Gain on sales of property, plant, and equipment                     (662)             --
         Changes in operating assets and liabilities:
            Accounts receivable                                             1,190          (5,609)
            Inventories                                                      (459)         (6,191)
            Prepaid expenses and other                                     (1,477)             38
            Accrued liabilities and other                                  (3,133)            171
            Accounts payable                                              (14,615)         (2,998)
            Other assets                                                   (2,543)         (2,862)
                                                                       ----------     -----------
               Net cash used in operating activities                      (10,164)         (9,678)

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                            (9,705)         (1,059)
    Proceeds from sales of property, plant, and equipment                   1,058             346
    Acquisition of businesses, net of cash acquired                        (5,320)           --
    Proceeds from sale of finance receivables                               3,861            --
    Funding of finance receivables                                         (1,067)           --
    Other                                                                     384             695
                                                                       ----------     -----------
               Net cash used in investing activities                      (10,789)            (18)
                                                                       ----------     -----------

FINANCING ACTIVITIES:

    Net borrowings (payments) under line of credit                         24,722            (292)
    Repayment of long-term debt                                           (10,775)         (1,637)
    Proceeds from exercise of stock options                                   785             112
    Distributions to former shareholders of acquired companies               --              (419)
                                                                       ----------     -----------
               Net cash provided by (used in) financing                    14,732          (2,236)
                activities                                             ----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   TEMPORARY INVESTMENTS
                                                                             --              --

NET DECREASE IN CASH AND TEMPORARY
   INVESTMENTS                                                             (6,221)        (11,932)

CASH AND TEMPORARY INVESTMENTS, beginning of period                         8,508          25,108
                                                                       ----------     -----------
CASH AND TEMPORARY INVESTMENTS, end of period                          $    2,287     $    13,176
                                                                       ==========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                         $      861     $       191
                                                                       ==========     ===========

    Cash payments for income taxes                                     $    5,598     $     1,865
                                                                       ==========     ===========

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

2.   Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at October 31, 1997 and April 30, 1997 consisted of the following (in thousands):

                                              October 31,          April 30,
                                                 1997                 1997
                                             ------------         -----------
          Chassis                            $  11,202            $  18,837
          Raw Materials                         14,983               16,257
          Work in process                        6,877                7,843
          Finished goods                        30,114               17,637
                                             $  63,176            $  60,574

4.   Business Combinations

     In May 1997, the Company acquired all the outstanding common stock of three towing equipment distributors with historical revenues of approximately $13 million annually. The consideration for these transactions consisted of approximately 44,000 shares of common stock and approximately $.9 million in cash. Additionally, throughout the six months ended October 31, 1997, the Company purchased all the outstanding common stock of 15 towing service companies through the issuance of approximately 1,038,000 shares of common stock and cash payments of approximately $5.6 million. These acquisitions were accounted for using the purchase method of accounting. The pro forma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein.

     In May 1997, the Company issued approximately 151,000 shares of its common stock in exchange for all the outstanding common stock of one additional towing equipment distributor with historical revenues of approximately $13 million annually. During the six months ended October 31, 1997, the Company issued approximately 536,000 shares of its common stock in exchange for all the outstanding shares of 6 additional towing service companies. These mergers have been accounted for as poolings of interests.

5.   Legal Matters

     During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia, and the remaining one was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase shares of the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The remaining complaint asserts claims under Tennessee Code Sections 48-2-121 and 122. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in three of the actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have stated their intention to consolidate those actions.
     Motions to dismiss have been or soon will be filed in each of the cases. The Company denies liability and intends to vigorously defend these actions.

     In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

6.   Restructuring Costs

     In September 1997, the Company announced its intention to further consolidate its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation entailed the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. Substantially all equipment relocation and production consolidation was completed by December 1997.

     In the second quarter of fiscal 1998, the Company recorded a pretax restructuring charge of $4.1 million to provide for the plant closing and consolidation of manufacturing operations. Of the $4.1 million restructuring charge, approximately $0.5 million related to workforce reductions
     of approximately 150 employees and associated costs.   Also,
     $1.9 million of asset valuation losses relating to a plant sale and machinery and equipment writedowns is included in the restructuring charge. The balance of the charge covers lease terminations, property holding costs, and other shutdown related costs. At October 31, 1997, charges against the related reserves were not significant.

     The carrying value of the Olive Branch, Mississippi manufacturing facility is $1.5 million and is classified as "Other Assets" in the balance sheet.

     The Company's operating earnings for the portion of the remainder of the fiscal year may be further adversely impacted by any inventory losses, any operating losses which may occur during the consolidation period, and costs incurred to relocate employees and equipment to other facilities. These additional costs are not included in the one-time charge above but are not expected to have a material impact on net income and net income per share.

7.   Subsequent Events

     Subsequent to the end of the quarter, the Company has closed three additional acquisitions of towing service companies with aggregate annual historical revenues of approximately $1.8 million. The consideration for these transactions consists of approximately 70,000 shares of Company common stock and $.4 million in cash as well as the assumption of certain indebtedness. In addition, the Company has executed letters of intent to acquire 19 additional towing service companies.

     On December 11, 1997, the Company announced the acquisition of Chevron, Inc. for approximately $10 million in cash and the assumption of approximately $3.8 million in indebtedness in exchange for all its outstanding shares of stock.
     Chevron is a manufacturer of towing and recovery equipment with annual revenues of approximately $23 million.

8.   Reclassifications

     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

As more fully discussed in Note 4 to condensed consolidated financial statements, during the six months ended October 31, 1997, the Company acquired a total of 21 towing service companies and four towing equipment distributors.

Subsequent to the end of the quarter and as more fully discussed in Note 7 to condensed consolidated financial statements, the Company has closed three additional acquisitions of towing service companies and has executed letters of intent to acquire 19 additional towing service companies.

Additionally, as more fully discussed in Note 7, subsequent to the end of the quarter, the Company announced the acquisition of Chevron, Inc., a manufacturer of towing and recovery equipment.

As more fully discussed in Note 6 to condensed consolidated financial statements, in September 1997, the Company announced its intention to further consolidate its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation entailed the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. The consolidation resulted in a one-time pretax charge of $4.1 million in the second quarter.

RESULTS OF OPERATIONS--THREE MONTHS ENDED OCTOBER 31, 1997
COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

Net sales for the three months ended October 31, 1997, increased 27.9% to $94.7 million from $74.1 million for the comparable period in 1996. The increase in net sales was primarily the result of higher sales from the manufacturing operations and the inclusion since the acquisition dates during the quarter ended October 31, 1997 of sales from the towing services companies acquired via purchase transactions.

Costs of operations for the three months ended October 31, 1997, increased 24.1% to $76.2 million from $61.4 million for the comparable period in 1996. Costs of operations as a percentage of
net sales decreased to 80.5% from 83.0%.   This reduction was
primarily a result of the Company's towing services division, which generally has a lower level of operating costs than the manufacturing and distribution divisions, accounting for a higher proportion of revenues in the quarter ended October 31, 1997.

Selling, general and administrative expenses for the three months ended October 31, 1997, increased 44.9% to $10.3 million from $7.1 million for the comparable period in 1996. As a percentage of sales, selling, general and administrative expenses increased from 9.6% to 10.8%. The increase was primarily a result of the Company's towing services division, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the manufacturing and distribution divisions.

During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

Net interest expense increased $0.3 million to $0.4 million for three months ended October 31, 1997 from $0.1 million for the comparable period in 1996 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies.


RESULTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED
TO SIX MONTHS ENDED OCTOBER 31, 1996

Net sales for the six months ended October 31, 1997 increased 33.4% to $180.1 million from $135.0 million for the comparable period in 1996. The increase in net sales was primarily due to the result of higher sales from the manufacturing operations and the inclusion since the acquisition dates during the six months ended October 31, 1997 of sales from the distribution and towing services companies acquired via purchase transactions.

Costs of operations increased 28.4% to $143.5 million for the six months ended October 31, 1997 from $111.8 million for the comparable period in 1996. Cost of operations as a percentage of net sales decreased from 82.8% to 79.7%. This net decrease is attributed to the Company's towing services division, which generally has a lower level of operating costs than the manufacturing and distribution division, accounting for a higher portion of revenues for the six months ended October 31, 1997.

Selling, general and administrative expenses increased 56.4% to $20.5 million for the six months ended October 31, 1997 from $13.1 million for the comparable period of 1996. As a percentage of net sales, selling, general and administrative expenses increased from 9.7% to 11.4%. The increase related primarily to the Company's towing services division, which generally has a higher level of selling, general and administrative costs as a percentage of net sales than the manufacturing and distribution divisions.

During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

Net interest expense increased $0.4 million to $0.7 million for the six months ended October 31, 1997 from $0.3 million for the six months ended October 31, 1996 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of distributors and towing service companies.

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

Cash flows used in operating activities were $10.2 million for the six months ended October 31, 1997 as compared to $9.7 million used in operations for the comparable period of 1996.
The increase in cash flows used in operating activities was primarily to fund working capital needed to support the growth of the businesses.

Cash used in investing activities was $10.8 million for the six months ended October 31, 1997 compared to $18,000 for the comparable period in 1996. The cash used in investing activities was primarily for capital expenditures and equipment and acquisitions of businesses.

Cash provided by financing activities was $14.7 million for the six months ended October 31, 1997 as compared to $2.2 million used in financing activities for the comparable period in the prior year. The cash was provided primarily by borrowing under the Company's line of credit to fund working capital and acquisitions.

At October 31, 1997, the Company had a $50 million unsecured revolving credit facility with NationsBank of Tennessee, N.A. (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the 30-day LIBOR plus .8%. At October 31, 1997, $24.7 million was outstanding under the Credit Facility. In December 1997, the Company increased its borrowing capacity under the Credit Facility from $50 million to $60 million. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures, and the payment of dividends.

The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. In January 1997 the Company purchased a car carrier manufacturing facility in Greeneville, Tennessee and is currently increasing its capacity. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $2.0 million. As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $6.5 million for the purchase of companies for the
six months ended October 31, 1997.   Excluding the capital
commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and available credit funding will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia, and the remaining one was filed in the Chancery Court of Hamilton County, Tennessee. The individual plaintiffs consist of Stephen Clark; Karen Stauffer and Julie F. Dugo IRA; Erich R. Swett; John M Constantine III; and Manuel Vela. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase shares of the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The remaining complaint asserts claims under Tennessee Code Sections 48-2-121 and 122. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in three of the actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have stated their intention to consolidate those actions. Motions to dismiss have been or soon will be filed in each of the cases. The Company denies liability and intends to vigorously defend these actions.

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended October 31, 1997, the Company issued 114,981 shares of its Common Stock, par value $.01 per share, that were not registered under the Securities Act. The shares, in combination with cash, were issued as consideration in the acquisition of 3 towing service companies and were issued to 5 individuals. The market price on the date of issuance ranged from $14.625 per share to $18.25 per share. The Company has filed a registration statement under the Securities Act registering the resales of these shares so that such shares may be offered and sold from time to time on the New York Stock Exchange or in privately negotiated transactions.

The sales of the above securities are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

                Exhibit 27 - Financial Data Schedule (For SEC use only)

          (b)  Reports on Form 8-K - The Company filed a Current
               Report on Form 8-K on September 26, 1997 under Item 5 of
               Form 8-K.

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

Date:     December 15, 1997