Form 10-Q
period 1998-01-31
MILLER INDUSTRIES INC /TN/
filed 1998-03-16
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended January 31, 1998
                       Commission File No. 0-24298



                         MILLER INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



            Tennessee                             62-1566286
  -------------------------------            -------------------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)


          3220 Pointe Parkway, Suite 100
               Norcross, Georgia                         30092
    ---------------------------------------            ----------
    (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code:  (770) 446-6778



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES /X/ NO / /



The number of shares outstanding of the registrant's Common
Stock, $.01 par value, as of February 28, 1998 was 45,597,369.
                     MILLER INDUSTRIES, INC.

                              INDEX



PART I.   FINANCIAL INFORMATION                                  Page Number

     Item 1.   Financial Statements (Unaudited)
               --------------------------------

               Condensed Consolidated Balance Sheets -
               January 31, 1998 and April 30, 1997                     3

               Condensed Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               January 31, 1998 and 1997                               4

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended January 31, 1998 and
               1997                                                    5

               Notes to Condensed Consolidated Financial
               Statements                                              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           9
               ---------------------------------------------


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       12
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K                        13
               --------------------------------


SIGNATURES                                                             13

                        MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)
                                           ASSETS

                                                            January 31,         April 30,
                                                               1998              1997
                                                            -----------        -----------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                            $   5,303          $   8,508
  Accounts receivable, net                                     60,614             49,844
  Inventories                                                  67,697             60,574
  Deferred income taxes                                         6,141              4,541
  Prepaid expenses and other                                    5,364              1,885
                                                            ---------          ----------
       Total current assets                                   145,119            125,352


PROPERTY, PLANT AND EQUIPMENT, net                             71,679             49,171

GOODWILL, net                                                  76,720             36,916

OTHER ASSETS, net                                               8,028              3,858
                                                            ---------          ---------
                                                            $ 301,546          $ 215,297
                                                            =========          =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                         $   8,569          $   4,479
  Accounts payable                                             28,179             38,548
  Accrued liabilities and other                                25,880             20,345
                                                            ---------          ---------
       Total current liabilities                               62,628             63,372
                                                            ---------          ---------

LONG-TERM DEBT, less current portion                           66,366             11,282
                                                            ---------          ---------

DEFERRED INCOME TAXES                                           1,888              1,860
                                                            ---------          ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value,5,000,000
    shares authorized; none issued or outstanding                   0                  0
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 45,596,971 and 42,480,202 shares
    issued and outstanding at January 31, 1998 and
    April 30, 1997,  respectively                                 456               425
  Additional paid-in capital                                  133,468           110,773
  Retained earnings                                            37,185            28,027
  Cumulative translation adjustment                              (445)             (442)
                                                            ---------          ---------
       Total shareholders' equity                             170,664           138,783
                                                            ---------          ---------
                                                            $ 301,546          $215,297
                                                            =========          ========

     See accompanying notes to condensed consolidated financial statements.

                        MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)
                                        (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                               January 31,                     January 31,
                                                       ------------------------       --------------------------
                                                          1998           1997            1998           1997
                                                          ----           ----            ----           ----
NET SALES                                              $ 105,220      $  80,261       $ 285,300       $ 215,285
                                                       ---------      ---------       ---------       ---------


COSTS AND EXPENSES:
  Costs of operations                                     86,777         66,729         230,237         178,485
  Selling, general, and administrative expenses           13,362          7,357          33,842          20,447
  Restructuring costs                                      --              --             4,100            --
  Interest expense, net                                      970             53           1,670             310
                                                       ---------      ---------       ---------       ---------
        Total costs and expenses                         101,109         74,139         269,849         199,242
                                                       ---------      ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                                 4,111          6,122          15,451          16,043
PROVISION FOR INCOME TAXES                                 1,720          2,270           5,985           5,818
                                                       ---------      ---------       ---------       ---------
NET INCOME                                             $   2,391      $   3,852       $   9,466       $  10,225
                                                       =========      =========       =========       =========

BASIC EARNINGS PER COMMON SHARE                        $     .05      $     .10       $     .21       $     .26
                                                       =========      =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                            44,873         40,319          44,208          38,970
                                                       =========      =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE                      $     .05      $     .09       $     .21       $     .25
                                                       =========      =========       =========       =========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                            46,285         43,011          46,008          41,356
                                                       =========      =========       =========       =========

    See accompanying notes to condensed consolidated financial statements.

                        MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                       (Unaudited)

                                                                 Nine Months Ended January 31,
                                                                 -----------------------------
                                                                      1998          1997
                                                                    --------     ---------
OPERATING ACTIVITIES:
   Net income                                                       $  9,466     $  10,225

   Adjustments to reconcile net income to net cash used
    in operating activities:
       Depreciation and amortization                                   6,442         1,980
       Deferred income tax provision                                  (1,554)          293
       Gain on sales of property, plant, and equipment                  (965)          --
       Changes in operating assets and liabilities:
          Accounts receivable                                         (7,878)       (8,506)
          Inventories                                                   (987)      (14,163)
          Prepaid expenses and other                                  (2,617)         (176)
          Accrued liabilities and other                               (1,886)         (949)
          Accounts payable                                           (14,085)         (523)
          Other assets                                                (2,694)          470
                                                                    --------     ---------
              Net cash used in operating activities                  (16,758)      (11,349)
                                                                    --------     ---------
INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                       (14,808)       (4,411)
   Proceeds from sales of property, plant, and equipment               1,648           495
   Acquisition of businesses, net of cash acquired                   (18,172)         --
   Proceeds from sale of finance receivables                           3,861          --
   Funding of finance receivables                                     (1,067)      (17,567)
   Other                                                                 560           450
                                                                    --------     ---------
              Net cash used in investing activities                  (27,978)      (21,033)
                                                                    --------     ---------
FINANCING ACTIVITIES:
   Net borrowings under line of credit                                55,133             7
   Repayment of long-term debt                                       (14,551)       (3,707)
   Proceeds from issuance of common stock                              --           28,659
   Proceeds from exercise of stock options                               965           423
   Distributions to former shareholders of acquired companies          --             (633)
                                                                    --------     ---------
               Net cash provided by financing activities              41,547        24,749
                                                                    --------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY
   INVESTMENTS                                                           (16)         --
                                                                    --------     ---------

NET DECREASE IN CASH AND TEMPORARY INVESTMENTS                        (3,205)       (7,633)

CASH AND TEMPORARY INVESTMENTS, beginning of period                    8,508        25,108
                                                                    --------     ---------
CASH AND TEMPORARY INVESTMENTS, end of period                       $  5,303     $  17,475
                                                                    ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest                                        $  1,508     $     277
                                                                    ========     =========

  Cash payments for income taxes                                   $   7,235     $   5,070
                                                                    ========     =========

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

2.   Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share takes into consideration assumed conversion of outstanding stock options resulting in 1.4 million and 2.7 million common equivalent shares for the three months ended January 31, 1998 and 1997, and 1.8 million and 2.4 million common equivalent shares for the nine months ended January 31, 1998 and 1997, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding. Per share amounts do not include assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.


     During the third quarter of fiscal 1998, the Company adopted
     Financial Accounting Standard ("SFAS") No. 128, "Earnings

     Per Share", which was effective December 15, 1997. All prior year earnings per share amounts have been restated to reflect adoption of the new standard. The adoption of SFAS No. 128 did not have a material effect on the Company's earnings per share amounts.


3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at January 31, 1998 and April 30, 1997 consisted of the following (in thousands):

                                         January 31,              April 30,
                                             1998                    1997
                                         -----------              ---------
          Chassis                         $  15,881                $ 18,837
          Raw Materials                      12,686                  16,257
          Work in process                     6,207                   7,843
          Finished goods                     32,923                  17,637
                                          ---------                --------
                                          $  67,697                $ 60,574
                                          =========                ========
4.   Business Combinations

     In May 1997, the Company acquired all the outstanding common stock of three towing equipment distributors with historical revenues of approximately $13 million annually. The consideration for these transactions consisted of approximately 44,000 shares of common stock and approximately $.9 million in cash. Additionally, throughout the nine months ended January 31, 1998, the Company purchased all the outstanding common stock of 26 towing service companies through the issuance of approximately 1,955,000 shares of common stock and cash payments of approximately $10 million. In December 1997, the Company acquired all the outstanding stock of Chevron, Inc., a manufacturer of towing and recovery equipment, for approximately $10 million in cash. These acquisitions were accounted for using the purchase method of accounting. The pro forma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein.

     In May 1997, the Company issued approximately 151,000 shares of its common stock in exchange for all the outstanding common stock of one additional towing equipment distributor with historical revenues of approximately $13 million annually. During the nine months ended January 31, 1998, the Company issued approximately 716,000 shares of its common stock in exchange for all the outstanding shares of nine additional towing service companies. These mergers have been accounted for as poolings of interests.

     Additionally, the Company has executed letters of intent to acquire 28 additional towing service companies.

5.   Legal Matters

     In January 1998, the Company received a letter from the Department of Justice Antitrust Division stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand issued by the Department of Justice as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this Civil Investigative Demand, the Company is required to produce for the government officials information and documents to assist in their investigation.

     During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia, and the remaining one was filed in the Chancery Court of Hamilton County, Tennessee. The individual plaintiffs consist of Stephen Clark; Karen Stauffer and Julie F. Dugo IRA; Erich R. Swett; John
     M Constantine III; and Manuel Vela. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The remaining complaint asserts a claim under Tennessee Code Sections 48-2-121 and 122. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. Motions to dismiss have been filed in each of the cases. The Company denies liability and continues to vigorously defend these actions.

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

     In the second quarter of fiscal 1998, the Company recorded a pretax restructuring charge of $4.1 million to provide for the plant closing and consolidation of manufacturing operations. Of the $4.1 million restructuring charge, approximately $0.5 million related to workforce reductions
     of approximately 150 employees and associated costs.   Also,
     $1.9 million of asset valuation losses relating to a plant sale and machinery and equipment writedowns is included in the restructuring charge. The balance of the charge covers lease terminations, property holding costs, and other shutdown related costs. At January 31, 1998, approximately $0.7 million had been charged against the related reserves.

     The carrying value of the Olive Branch, Mississippi manufacturing facility is $1.5 million and is classified as "Other Assets" in the balance sheet.

7.   Reclassifications

     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

RECENT DEVELOPMENTS

As more fully discussed in Note 4 to condensed consolidated financial statements, during the nine months ended January 31, 1998, the Company acquired a total of 35 towing service companies, four towing equipment distributors, and a manufacturer of towing and recovery equipment.

As more fully discussed in Note 6 to condensed consolidated financial statements, in December 1997, the Company completed further consolidation of its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation entailed the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. The consolidation resulted in a one-time pretax charge of $4.1 million in the second quarter of fiscal 1998.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JANUARY 31, 1998
COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

Net sales for the three months ended January 31, 1998, increased 31.1% to $105.2 million from $80.3 million for the comparable period in 1997. The increase in net sales was primarily the result of the inclusion since the acquisition dates of sales from the towing services companies and the manufacturer of towing and recovery equipment acquired via purchase transactions since the third quarter of fiscal 1997.

Costs of operations for the three months ended January 31, 1998, increased 30.0% to $86.8 million from $66.7 million for the comparable period in 1997. Costs of operations as a percentage
of net sales decreased to 82.5% from 83.1%.   This reduction was
primarily a result of the Company's towing services division, which generally has a lower level of operating costs than the manufacturing and distribution divisions, accounting for a higher proportion of revenues in the quarter ended January 31, 1998.

Selling, general and administrative expenses for the three months ended January 31, 1998, increased 81.6% to $13.4 million from $7.4 million for the comparable period in 1997. As a percentage of sales, selling, general and administrative expenses increased from 9.2% to 12.7%. The increase was primarily a result of the Company's towing services division, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the manufacturing and distribution divisions. The increase in selling, general and administrative expenses as a percentage of sales was also the result of planned increases of corporate overhead to support the business expansion of the towing services division as well as a seasonal increase in staffing to support the winter demand at its locations.

Net interest expense increased $0.9 million to $1.0 million for three months ended January 31, 1998 from $0.1 million for the comparable period in 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies and a manufacturer of towing and recovery equipment.

RESULTS OF OPERATIONS NINE MONTHS ENDED JANUARY 31, 1998 COMPARED
TO NINE MONTHS ENDED JANUARY 31, 1997

Net sales for the nine months ended January 31, 1998 increased 32.5% to $285.3 million from $215.3 million for the comparable period in 1997. The increase in net sales was primarily due to the result of higher sales from the manufacturing operations and the inclusion since the acquisition dates of sales from the distribution and towing services companies and the manufacturer of towing and recovery equipment acquired via purchase transactions since the end of the third quarter of fiscal 1997.

Costs of operations increased 29.0% to $230.2 million for the nine months ended January 31, 1998 from $178.5 million for the comparable period in 1997. Costs of operations as a percentage of net sales decreased from 82.9% to 80.7%. This net decrease is attributed to the Company's towing services division, which generally has a lower level of operating costs than the manufacturing and distribution division, accounting for a higher portion of revenues for the nine months ended January 31, 1998.

Selling, general and administrative expenses increased 65.5% to $33.8 million for the nine months ended January 31, 1998 from $20.4 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses increased from 9.5% to11.9%. The increase related primarily to the Company's towing services division, which generally has a higher level of selling, general and administrative costs as a percentage of net sales than the manufacturing and distribution divisions. The increase in selling, general and administrative expenses as a percentage of sales was also the result of planned increases of corporate overhead to support the business expansion of the towing services division.

During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

Net interest expense increased $1.4 million to $1.7 million for the nine months ended January 31, 1998 from $0.3 million for the nine months ended January 31, 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of distributors and towing service companies and a manufacturer of towing and recovery equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for working capital, debt service, capital expenditures, and acquisitions of businesses. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offerings completed in January 1996 and November 1996.

Cash flows used in operating activities were $16.8 million for the nine months ended January 31, 1998 as compared to $11.3 million used in operations for the comparable period of 1997.
The increase in cash flows used in operating activities was primarily to fund working capital needed to support the growth of the businesses.

Cash used in investing activities was $28.0 million for the nine months ended January 31, 1998 compared to $21.0 for the comparable period in 1997. The cash used in investing activities was primarily for capital expenditures and equipment and acquisitions of businesses.

Cash provided by financing activities was $41.5 million for the nine months ended January 31, 1998 as compared to $24.7 million provided by financing activities for the comparable period in the prior year. The cash was provided primarily by borrowing under the Company's line of credit in the nine months ended January 31, 1998 and by the issuance of common stock in the comparable prior year period.

At January 31, 1998, the Company had a $150 million unsecured revolving credit facility with a group of banks (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the London interbank offered rate plus a margin ranging from 0.625% to 1.5% based on a specified ratio of funded indebtedness to earnings, or the prime rate. At January 31, 1998, $55.1 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures, mergers and acquisitions.

The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. Capital expenditures remaining for these expansions and additional equipment are expected to be approximately $2.0 million. As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $20.9 million for the purchase of companies for the
nine months ended January 31, 1998.   Excluding the capital
commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and available credit funding will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 1998, the Company received a letter from the Department of Justice Antitrust Division stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand issued by the Department of Justice as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this Civil Investigative Demand, the Company is required to produce for the government officials information and documents to assist in their investigation.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia, and the remaining one was filed in the Chancery Court of Hamilton County, Tennessee. The individual plaintiffs consist of Stephen Clark; Karen Stauffer and Julie F. Dugo IRA; Erich R. Swett; John M Constantine III; and Manuel Vela. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The remaining complaint asserts a claim under Tennessee Code Sections 48-2-121 and 122. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. Motions to dismiss have been filed in each of the cases. The Company denies liability and continues to vigorously defend these actions.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               Exhibit 27   Financial Data Schedule (For SEC use only)

          (b)  Reports on Form 8-K - The Company filed Current
               Reports on Form 8-K on November 10, 1997 under Item 5 of Form 8-K and on January 9, 1998 under Item 5 of Form 8-K



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

Date:     March 16, 1998