Form 10-K
period 1998-04-30
MILLER INDUSTRIES INC /TN/
filed 1998-07-29
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K


       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

             For the fiscal year ended April 30, 1998

                   Commission File No. 0-24298

                     MILLER INDUSTRIES, INC.
       -----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

                            Tennessee
  --------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                            62-1566286
               ------------------------------------
               (I.R.S. Employer Identification No.)

   8503 Hilltop Drive, Ooltewah, Tennessee         37363
 ----------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code:  (423) 238-4171

Securities registered pursuant to Section 12(b) of the Act:  COMMON STOCK,
  PAR VALUE $0.01 PER SHARE.

Name of each exchange on which registered:  NEW YORK STOCK EXCHANGE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   /X/    No   / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 22, 1998 was $261,535,000 based on the closing sale price of the Common Stock as reported by the New York Stock Exchange on such date. See
Item 12.

     At July 22, 1998 there were 46,161,549 shares of Common
Stock, par value $0.01 per share, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        TABLE OF CONTENTS
                     FORM 10-K ANNUAL REPORT

                              PART I

ITEM 1.
    BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.
    PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 3.
    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .  18

ITEM 4.
    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .  19

                             PART II

ITEM 5.
    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
    RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . .  19

ITEM 6.
    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .  20

ITEM 7.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .  23

ITEM 8.
    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . .  26

ITEM 9.
    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . .  26

                             PART III

ITEM 10.
    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . .  26

ITEM 11.
    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . .  26

ITEM 12.
    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . .  26

ITEM 13.
    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . .  27

                             PART IV

ITEM 14.
    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .  27

FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . .  F-1

FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . .  S-1

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . II-1

                              PART I

ITEM 1.   BUSINESS

GENERAL

     Miller Industries, Inc. (the "Company") is the world's leading integrated provider of vehicle towing and recovery equipment and services and has executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England. The Company's business is divided into two segments: (i) manufacturing and distributing towing and recovery equipment and providing financial and related services to the towing and recovery industry and (ii) providing towing and specialized transportation services. The Company markets its towing and recovery equipment under several well-recognized brand names and markets its towing services under the national brand name of RoadOne(R).

     Since 1990 the Company has developed or acquired several of the most well-recognized brands in the fragmented towing and recovery equipment manufacturing industry. The Company's strategy has been to diversify its line of products and increase its market share in the industry through a combination of internal growth and development and acquisitions of complementary businesses. In December 1997, the Company expanded its product offerings as a result of the acquisition of Chevron, Inc., a domestic manufacturer of towing equipment.

     As a natural extension of its leading market position in manufacturing and strong brand name recognition, the Company has broadened its strategy to include vertical integration, with the goal of achieving operating efficiencies while becoming a leading worldwide manufacturer, distributor and financial services provider in the towing and recovery industry. In fiscal 1998, the Company acquired four towing equipment distributors, which, together with previously acquired distributors and its independent distributors, are part of a North American distribution network for towing and recovery equipment as well as other specialty truck equipment and components.

     In February 1997, the Company formed its towing service division, RoadOne, to begin building a national towing service network. RoadOne offers a broad range of towing and transportation services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, environmental clean-up services, and transporting new and used vehicles and heavy construction equipment. In fiscal 1998, the Company, through its RoadOne subsidiary, acquired 47 towing service companies with aggregate historical annual revenues of approximately $67.6 million. These acquisitions are part of the Company's plan to establish a national towing service network through owned companies in combination with an extensive group of affiliates. At July 22, 1998, the Company was operating 89 towing service companies from more than 180 locations, and had relationships with over 1,035 RoadOne affiliates. The Company intends to continue its expansion into additional towing service markets.

INCLUSION OF FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, factors set forth below under the heading "Risk Factors," and in particular, the risks associated with acquisitions, including, without limitation, the risks that acquisitions do not close and the cost or difficulties related to the integration of the acquired businesses. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

     RISK FACTORS

     UNCERTAINTIES IN INTEGRATING OPERATIONS AND ACHIEVING COST SAVINGS. The companies that the Company has recently acquired and that the Company plans to acquire have operations in many different markets. The success of any business combination is in part dependent on management's ability following the transaction to integrate operations, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The challenges posed to the Company's management may be particularly significant because integrating the recently acquired companies must be addressed contemporaneously. There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved.

     RISKS ASSOCIATED WITH ACQUISITION STRATEGY. The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies. As a result, the Company's future success is dependent, in part, upon its ability to identify, finance and acquire attractive businesses and then to successfully integrate and/or manage such acquired businesses. Acquisitions involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. Although the Company believes that it can identify and consummate the acquisitions of a sufficient number of businesses to successfully implement its growth strategies, there can be no assurance that such will be the case. Further, there can be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly during periods in which the operations of acquired businesses are being integrated into the Company's operations.

     RISKS OF FOREIGN MARKETS. The Company's growth strategy includes the expansion of its operations in foreign markets. In January 1996 the Company acquired of S.A. Jige International ("Jige"), a French manufacturer of wreckers and car carriers, and in April 1996 the Company acquired Boniface Engineering Limited ("Boniface"), a British manufacturer of towing and recovery equipment. Prior to these acquisitions, the Company had limited experience with sales and manufacturing operations outside North America. There is no assurance that the Company will be able to successfully integrate and expand its foreign operations. Furthermore, there is no assurance that the Company will be able to successfully expand sales outside of North America or compete in markets in which it is unfamiliar with cultural and business practices. The Company's foreign operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions and currency translations, changing political conditions and governmental regulations.

     RISKS OF ENTERING NEW LINES OF BUSINESS. The Company's growth strategy includes vertically integrating within the towing and recovery industry through a combination of acquisitions and internal growth. Implementation of its growth strategy has resulted in the Company's entry into several new lines of business. Historically, the Company's expertise has been in the manufacture of towing equipment and the Company had no prior operating experience in the lines of business it recently entered. During fiscal 1997, the Company entered three new lines of business through the acquisition of towing and recovery equipment distributors and towing service companies, and the establishment of the Company's Financial Services Group. The Company's operation of these businesses will be subject to all of the risks inherent in the establishment of a new business enterprise. Such acquisitions present the additional risk that newly-acquired businesses could be viewed as being in competition with other customers of the Company. Although the new businesses are closely related to the Company's towing equipment manufacturing business, there can be no assurance that the Company will be able to successfully operate these new businesses.

     CYCLICAL NATURE OF INDUSTRY AND GENERAL ECONOMIC CONDITIONS. The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on the Company's operations. The industry is also influenced by consumer confidence and general credit availability.

     FLUCTUATIONS IN PRICE AND SUPPLY OF MATERIALS AND COMPONENT PARTS. The Company is dependent upon outside suppliers for its raw material needs and other purchased component parts and, therefore, is subject to price increases and delays in receiving supplies of such materials and component parts. There can be no assurance that the Company will be able to pass any price increase on to its customers. Although the Company believes that sources of its materials and component parts will continue to be adequate to meet its requirements and that alternative sources are available, events beyond the Company's control could have an adverse effect on the cost or availability of such materials and component parts. Additionally, demand for the Company's products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are typically purchased separately by the Company's distributors or by towing operators and are sometimes supplied by the Company.

     COMPETITION. The towing and recovery equipment manufacturing industry is highly competitive. Competition for sales exists at both the distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price. In addition, sales of the Company's products are affected by the market for used towing and recovery equipment. Certain of the Company's competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company. Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, therefore the Company's towing service operations will face continued competition from many operators across the country. The Company also faces competition in its consolidation of professional towing operators. These operators could be consolidated by other companies, individuals or entities, or they could enter into affiliate relationships with other companies. In addition, the Company's presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company. The Company may also face significant competition from large competitors as it enters other new lines of business, including towing and recovery equipment distribution and financial services.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. Historically, the Company has been able to develop or acquire patented and other proprietary product innovations which have allowed it to produce what management believes to be technologically advanced products relative to most of its competition. Certain of the Company's patents expire in 2004 at which time the Company may not have a continuing competitive advantage through proprietary products and technology. The Company's historical market position has been a result, in part, of its continuous efforts to develop new products. The Company's future success and ability to maintain market share will depend, to an extent, on new product development.

     LABOR AVAILABILITY. The timely production of the Company's wreckers and car carriers requires an adequate supply of skilled labor. In addition, the operating costs of each manufacturing and towing service facility can be adversely affected by high turnover in skilled positions. Accordingly, the Company's ability to increase sales, productivity and net earnings will be limited to a degree by its ability to employ the skilled laborers necessary to meet the Company's requirements. There can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to efficiently operate its facilities.

     DEPENDENCE ON KEY MANAGEMENT. The success of the Company is highly dependent on the continued services of the Company's management team. The loss of services of one or more key members of the Company's senior management team could have a material adverse effect on the Company. Although the Company historically has been successful in retaining the services of its senior management, there can be no assurance that the Company will be able to retain such personnel in the future.

     PRODUCT LIABILITY AND INSURANCE. The Company is subject to various claims, including product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. The Company maintains reserves and liability insurance coverage at levels based upon commercial norms and the Company's historical claims experience. A successful product liability or other claim brought against the Company in excess of its insurance coverage or the inability of the Company to acquire insurance at commercially reasonable rates could have a material adverse effect upon the Company's business, operating results and financial condition.

     VOLATILITY OF MARKET PRICE. From time to time, there may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company, changes in earnings estimated by analysts, changes in general conditions in the Company's industry or the economy or the financial markets or other developments affecting the Company could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

     POSSIBLE ADVERSE EFFECT OF FUTURE SALES OF COMMON STOCK.
The Company has filed a shelf registration statement to register for sale, from time to time on a continuous basis, an aggregate of 5 million shares of Common Stock which the Company has issued and intends to issue in connection with certain of its acquisitions or in other transactions. Such securities may be subject to resale restrictions in accordance with the Securities Act and the regulations promulgated thereunder, as well as resale limitations imposed by tax laws and regulations or by contractual provisions negotiated by the Company. As such restrictions lapse, such securities may be sold to the public. In the event of the issuance and subsequent resale of a substantial number of shares of Common Stock, or a perception that such sales could occur, there could be a material adverse effect on the prevailing market price of Common Stock.

     CONTROL BY PRINCIPAL SHAREHOLDER. William G. Miller, the Chairman and Co-Chief Executive Officer of the Company, beneficially owns approximately 15% of the outstanding shares of Common Stock. Accordingly, Mr. Miller has the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

     ANTI-TAKEOVER PROVISIONS OF CHARTER AND BYLAWS; PREFERRED STOCK. The Company's Charter and Bylaws contain restrictions that may discourage other persons from attempting to acquire control of the Company, including, without limitation, prohibitions on shareholder action by written consent and advance notice requirements respecting amendments to certain provisions of the Company's Charter and Bylaws. In addition, the Company's Charter authorizes the issuance of up to 5,000,000 shares of preferred stock. The rights and preferences for any series of preferred stock may be set by the Board of Directors, in its sole discretion and without shareholder approval, and the rights and preferences of any such preferred stock may be superior to those of Common Stock and thus may adversely affect the rights of holders of Common Stock.

TOWING AND RECOVERY EQUIPMENT

     The Company offers a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. The Company manufactures the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 60-ton lifting capacities. Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.

     The Company's products are sold primarily through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim and the Middle East. As a result of its ownership Jige in France and Boniface in the United Kingdom, the Company has substantial distribution capabilities in Europe. While most of the Company's distributor agreements do not contain exclusivity provisions, management believes that approximately 75% of the Company's independent distributors sell the Company's products on an exclusive basis. In addition to selling the Company's products to towing operators, the distributors provide parts and service. The Company also has independent sales representatives that exclusively market the Company's products and provide expertise and sales assistance to distributors. Management believes the strength of the Company's distribution network and the breadth of its product offerings are two key advantages over its competitors.

     PRODUCT LINE

     The Company manufactures a broad line of wrecker and car carrier bodies to meet a full range of customer design, capacity and cost requirements. The products are marketed under the Century, Vulcan, Challenger, Holmes, Champion, Chevron, Eagle, Jige, and Boniface brand names.

     WRECKERS.   Wreckers are generally used to recover and tow
disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 60-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers. In addition, certain light duty wreckers are equipped with the patented "Eagle Claw" automatic wheellift hookup device that allows operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

     The Company's wreckers range in capacity from 8 to 60 tons, and are characterized as light duty and heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty. Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy duty wreckers are used in commercial towing and recovery applications including overturned tractor trailers, buses, motor homes and other vehicles.

     CAR CARRIERS. Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over longer distances. In addition to transporting vehicles, car carriers may also be used for other purposes, including transportation of industrial equipment. In recent years, professional towing operators have added car carriers to their fleets to complement their towing capabilities.

     BRAND NAMES

     The Company manufactures and markets its wreckers and car carriers under nine separate brand names. Although certain of the brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

     Century(R). The Century brand is the Company's "top-of-the-line" brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from the 8-ton light duty to the 60-ton heavy duty models and car carriers in lengths from 17 1/2 to 26 feet. Management believes that the Century brand has a reputation as the industry's leading product innovator.

     Vulcan(R). The Company's Vulcan product line includes a range of premium light and heavy duty wreckers, car carriers and other towing and recovery equipment. The Vulcan line is operated autonomously with its own independent distribution network.

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

     Chevron(R). The Company's Chevron product line is comprised primarily of premium car carriers. Chevron produces a range of premium single-car, multi-car and industrial carriers, light duty wreckers and other towing and recovery equipment. The Chevron line is operated autonomously with its own independent distribution network that focuses on the salvage industry.

     Eagle(R). The Company's Eagle products consist of light duty wreckers with a patented "Eagle Claw" hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The "Eagle Claw" hook-up system, which was patented in 1984, was originally developed for the repossession market. Since acquiring Eagle, the Company has upgraded the quality and features of the Eagle product line and expanded its recovery capability. The Eagle line is now gaining increased popularity in the broader towing and recovery vehicle market.

     Jige(TM). The Company's Jige product line is comprised of a broad line of light and heavy duty wreckers and car carriers marketed primarily in Europe. Jige is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities.

     Boniface(TM). The Company's Boniface product line is comprised primarily of heavy duty wreckers. Boniface produces a wide range of heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

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

     MANUFACTURING PROCESS

     The Company manufactures wreckers and car carriers at six manufacturing facilities located in the United States, France and England. The manufacturing process for the Company's products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker or car carrier body. Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by the Company from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by the Company or shipped by common carrier to a distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted by the Company with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors. To the extent final painting is required before delivery, the Company contracts with independent paint shops for such services.

     The Company purchases raw materials and component parts from a number of sources. Although the Company has no long-term supply contracts, management believes the Company has good relationships with its primary suppliers. The Company has experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of its production schedules. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers. Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on the Company's business.

     TOWING AND RECOVERY EQUIPMENT SALES AND DISTRIBUTION

     Management categorizes towing and recovery products into three general product types: light duty wreckers, heavy duty wreckers and car carriers. The light duty wrecker customer base consists primarily of professional wrecker operators, repossession towing services, municipal and federal governmental agencies, and repair shop or salvage company owners. The heavy duty customer base is dominated by professional wrecker operators serving the needs of commercial vehicle operators. The car carrier customer base, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities.
Management estimates that there are approximately 30,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

     The Company's sales force, which services the Company's distribution network, consists of 40 sales representatives, 34 of whom are Company employees whose responsibilities include providing administrative and sales support to the entire distributor base. The remaining 6 sales representatives are independent contractors who market the Company's products exclusively. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of the Company's products and to maintain customer relationships.

     The Company has developed a diverse customer base consisting of approximately 150 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the fiscal year ended April 30, 1998, no single distributor accounted for more than 5% of the Company's sales. Management believes the Company's broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

     To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company's sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA "24 Hours at Daytona" and Molson Indy races, among others.

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

     TOWING EQUIPMENT DISTRIBUTOR ACQUISITIONS

     Since July 1996, the Company's distribution group has acquired 10 towing equipment distributors. These distributors are located in California, Colorado, Florida, Georgia, Illinois, Missouri and Mississippi and in British Columbia and Ontario, Canada. The acquired distributors market the Company's products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors. The Company-owned distributors generally do not compete in the same geographic markets as the Company's independent distributors.

     During fiscal 1998, the Company acquired four towing equipment distributors in separate transactions, none of which were material to the financial results of the Company. The Company issued an aggregate of approximately 44,000 shares of Common Stock and paid approximately $868,000 in cash in transactions accounted for under the purchase method of accounting, and issued approximately 151,000 shares of Common Stock in acquisitions accounted for under the pooling-of-interests method. The Company intends to acquire additional towing equipment distributors from time to time and anticipates financing such acquisitions with issuances of Common Stock, cash and/or borrowings under lines of credit, but is not currently a party to any agreement to acquire any other distributors. The Company uses an internal acquisition team, supplemented as needed by outside advisors, and its extensive contacts in the towing service industry, to identify, evaluate, acquire and integrate towing equipment distributors. Acquisition candidates are evaluated based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews.

     FINANCIAL SERVICES

     The Company's Financial Services Group commenced operations in September 1996 to provide financial services to towing and recovery equipment distributors and towing service companies. The Company initially offered floor plan financing to distributors and purchase and lease financing to towing service operators. In addition to financing services, the Financial Services Group now provides insurance coverage, extended warranties and related services to purchasers of the Company's products.

     The Company has entered into business relationships with Associates Commercial Corporation, and others (the "Lenders") to jointly market financing of the Company's products. As part of these relationships, the Company, through its owned and independent distributors, originates lease and loan financing for its end-consumers, and the Lenders provide the financing and servicing of the leases and loans. In return for the Company's marketing activities, the Lenders pay a fee based on amounts financed.

     The Company expects to capitalize on its strong existing relationships with its distributors and their customers and its reputation for reliable service to develop the Financial Services
Group.

PRODUCT WARRANTIES AND INSURANCE

     The Company offers a 12-month limited manufacturer's product and service warranty on its wrecker and car carrier products.
The Company's warranty generally provides for repair or replacement of failed parts or components. Warranty service is usually performed by the Company or an authorized distributor. Due to its emphasis on quality production, the Company's warranty expense in fiscal 1998 averaged less than 1% of net sales. Management believes that the Company maintains adequate general liability and product liability insurance.

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

     COMPETITION

     The towing and recovery equipment manufacturing industry is highly competitive for sales to distributors and towing operators. Management believes that competition in the towing and recovery equipment industry is a function of product quality and innovation, reputation, technology, customer service, product availability and price. The Company competes on the basis of each of these criteria, with an emphasis on product quality and innovation and customer service. Management also believes that a manufacturer's relationship with distributors is a component of success in the industry. Accordingly, the Company has invested substantial resources and management time in building and maintaining strong relationships with distributors. Management also believes that the Company's products are regarded as high quality within their particular price points. The Company's marketing strategy is to continue to compete primarily on the basis of quality and reputation rather than solely on the basis of price, and to continue to target the growing group of professional towing operators who as end-users recognize the quality of the Company's products.

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

     EMPLOYEES

     At April 30, 1998, the Company employed approximately 1,026 people in its towing and recovery equipment manufacturing and distribution operations. None of the Company's employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government's employment regulations. The Company considers its employee relations to be good.

TOWING SERVICES - ROADONE

     In February 1997, the Company formed its towing services division, RoadOne, to begin building a national towing service network. With the acquisition of 89 towing service companies as of July 23, 1998, RoadOne has become a leading towing service company with operations located in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. RoadOne's corporate offices are located in Chattanooga, Tennessee.

     Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, many that are undercapitalized local operators with no viable means of independently realizing the economic value they have created for their businesses. As the Company continues to pursue the acquisition of towing service companies, management believes that these owned companies, along with affiliations established with non-owned professional towing operations, will form an organization capable of offering commercial industries, as well as the general public, consistent, high quality service across the nation. The Company's strategy is to build brand loyalty among towing service customers by emphasizing consistently high quality and dependable service from multiple locations throughout a broad geographic area. The Company intends to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider.

     SERVICES PROVIDED

     Services provided by RoadOne include towing and recovery and specialized transportation services. RoadOne's towing and recovery services primarily involve providing road-side assistance to disabled vehicles which allows such vehicles to proceed under their own power, or towing disabled or abandoned vehicles to a location designated by the customer. RoadOne derives revenue from towing and recovery services based on distance, time or fixed charges and from storage services based on daily fees. These services are primarily provided to commercial entities, such as fleet operators, automobile dealers, repair shops, automobile leasing companies, and automobile auction companies; public entities such as municipalities, police, sheriff and highway patrol departments, colleges and universities, and toll-road departments; motor clubs; and individual motorists. RoadOne conducts lien and salvage sales of certain vehicles in conjunction with its towing and recovery services. RoadOne also provides limited environmental clean-up services in some areas.

     RoadOne's specialized transportation services primarily involve transporting new and used vehicles, construction equipment and industrial equipment. RoadOne derives revenue from transport services based on distance, time or fixed charges. These services are primarily provided to automobile leasing companies, automobile auction companies, automobile dealers, fleet operators, construction companies, and industrial manufacturers.

TOWING, RECOVERY AND ROAD SERVICES

     COMMERCIAL. RoadOne provides commercial road services to a broad range of commercial customers, including automobile dealers and repair shops. RoadOne typically charges a flat fee and a mileage premium for these towing services. Commercial road services also include towing and recovery of heavy-duty trucks, recreational vehicles, buses and other large vehicles, typically for commercial fleet operators. RoadOne charges an hourly rate based on the towing vehicle used for these specialized services. RoadOne also provides private impound towing services to commercial customers, such as shopping centers, retailers and hotels, which engage RoadOne to tow vehicles that are parked illegally on their property.

     MUNICIPAL. RoadOne also provides towing and recovery services to public entities such as municipalities and police, sheriff and highway patrol departments. In a limited number of markets, RoadOne provides municipal freeway service towing to local transit districts and other transportation agencies through patrolling a preset route on heavily-used freeways and towing or otherwise assisting disabled vehicles. These services are in some cases provided under contracts, typically for terms of five years or less, that are terminable for material breach and are typically subject to competitive bidding upon expiration. In other cases, RoadOne provides these services without a long-term contract. Whether pursuant to a contract or an ongoing relationship, these services are generally provided by RoadOne for a designated geographic area, or shared with one or more other companies on a rotation basis.

     MOTOR CLUB. RoadOne provides towing and recovery services under contract to national motor clubs for the disabled vehicles of their members. Roadside assistance is provided and, if necessary, vehicles are towed to repair facilities for a flat fee paid by either the individual motorist or the motor club.

     CONSUMER TOWING AND RECOVERY. RoadOne provides towing and recovery services to individual motorists for their disabled vehicles. Roadside assistance is provided and, if necessary, vehicles are towed to repair facilities for a flat fee paid by the individual motorist.

     LIEN AND SALVAGE SALES. In conjunction with providing towing and recovery services, vehicles may be towed to a Company facility where the vehicle is impounded and placed in storage. Such a vehicle will remain in storage until its owner pays the towing fee, which is typically based on an hourly charge, and any daily storage fees, to the Company, as well as any fines due to law enforcement agencies. If the vehicle is not claimed within a period prescribed by law (typically between 30 and 90 days), RoadOne may complete lien proceedings and sell the vehicle at auction or to a scrap metal facility, depending on the value of the vehicle.

     ENVIRONMENTAL CLEANUP. RoadOne also provides environmental cleanup services to a range of commercial customers in some markets. These services are typically provided when there is a spill of a petroleum product in conjunction with a wrecked vehicle requiring towing and recovery services, but may also involve an isolated spill. RoadOne does not cleanup spills of materials designated as Hazardous Materials by the Environmental Protection Agency. There are fixed and variable components to the fees charged by RoadOne for its environmental cleanup services.

SPECIALIZED TRANSPORTATION

     CONSTRUCTION EQUIPMENT. RoadOne provides construction equipment transport services to construction companies, contractors, municipalities and equipment leasing companies for mobile cargo such as cranes, bulldozers, forklifts and other heavy construction equipment. Service fees are based on the vehicle used and the distance traveled.

     INDUSTRIAL EQUIPMENT. RoadOne provides industrial equipment transport services to manufacturing companies, construction companies, contractors, municipalities and equipment leasing companies for immobile cargo such as engines, industrial generators and heavy construction materials. Service fees may be based on the vehicle used and the distance traveled or may be determined using an hourly rate based on the towing vehicle used for these specialized services.

     NEW AND USED AUTOMOBILE. RoadOne provides automobile transport services to leasing companies, automobile dealers, automobile auction companies, long-distance transporters, brokers and individuals. Services typically are provided as needed by particular customers and charged according to pre-set rates based on mileage. RoadOne provides transport services for dealers with used cars coming off lease and who transfer new cars from one region to another based on demand. The Company also provides local collection and delivery support to long-haul automobile transporters.

     DISPATCH SYSTEMS

     RoadOne currently dispatches its towing and recovery and specialized transportation services via existing local dispatch systems operated by its individual subsidiaries. Some of these subsidiaries utilize computerized positioning systems which identify and track vehicle location and status in a localized area. RoadOne intends to continue to use these existing dispatch systems, while developing and implementing a national computerized dispatch system that will more efficiently support its national, regional and local customers in allocating and utilizing assets on every level.

     TOWING SERVICE ACQUISITIONS

     The Company intends to continue to acquire additional towing service operations. The Company has targeted professional towers, and generally seeks operators who have good reputations in their markets and solid management willing to continue in the employment of the Company after the acquisition. The Company uses an internal acquisition team, supplemented as needed by outside advisors, and its extensive contacts in the towing service industry, to identify, evaluate, acquire and integrate towing operators. Acquisition candidates are evaluated based on criteria in a comprehensive process which includes operational, legal and financial due diligence reviews. The Company expects to utilize Common Stock, cash, or both as consideration for future acquisitions.

     During fiscal 1998, the Company acquired 47 towing service companies in separate transactions, none of which were individually material to the financial results of the Company. The Company issued an aggregate of approximately 2.8 million shares of Common Stock and paid approximately $14.5 million in cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 716,000 shares of Common Stock in such transactions which have been accounted for under the pooling-of-interests method of accounting. Subsequent to April 30, 1998, the Company has acquired 13 additional towing service companies in separate transactions as of July 2, 1998, issuing approximately 256,000 shares of Common Stock and paying approximately $7.1 million in cash, all of which transactions have been accounted for under the purchase method of accounting.

     At July 22, 1998, the Company had entered into letters of intent to acquire 21 additional towing service companies in transactions expected to close over the following twelve weeks. These transactions are subject to customary conditions, including completion of due diligence investigations and execution of definitive acquisition agreements, among others. The Company intends to continue to aggressively pursue additional purchases of towing service companies.

     AFFILIATE PROGRAM

     In order to offer a nationwide towing service, the Company has established an affiliate program under which independent professional towers who meet the Company's criteria provide towing services under the RoadOne name as "affiliates." RoadOne affiliated companies will be offered many of the benefits of owned companies, such as product rebates, lower costs for financing and insurance, quantity buying advantages, national marketing strength and driver training. The Company's intention is eventually to sign agreements with a large number of RoadOne affiliates across North America. As of July 22, 1998, the Company had signed 1,048 agreements with RoadOne affiliates in all 50 states, Puerto Rico and four provinces in Canada.

     COMPETITION

     Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States. The Company believes that its consolidation of a number of these companies will give it brand loyalty among towing service customers through an emphasis on consistently high quality and dependable service from multiple locations over a broad geographic area. The Company expects to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider. However, the size of the towing service industry will mean that the Company's operations will face continued competition from many operators across the country. The Company also faces competition in its consolidation of professional towing operators. These operators could be consolidated by other companies, individuals or entities, or they could enter into affiliate relationships with other companies. In addition, the Company's presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company.

     EMPLOYEES

     At April 30, 1998, the Company employed approximately 3,105 people at RoadOne. None of the Company's RoadOne employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

PATENTS AND TRADEMARKS

     The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials.
Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in mid-year 2004. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that utilization of such L-arm devices without a license is an infringement of the Company's patent. The Company has successfully litigated infringement lawsuits in which the validity of the Company's patent on this technology was upheld. The Company also holds a number of other utility and design patents covering other products, including the "Eagle-Claw" hook up system, the Vulcan "scoop" wheel-retainer and the car carrier anti-tilt device. The Company has also obtained the rights to use and develop certain technologies owned or patented by others.

     The Company's trademarks "Century," "Holmes," "Champion," "Challenger," "Formula I," "Eagle Claw Self-Loading Wheellift,"
"Pro Star," "Street Runner," "Vulcan," and "RoadOne," among others, are registered with the United States Patent and Trademark Office. Management believes that the Company's trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

EXECUTIVE OFFICERS OF THE REGISTRANT



      NAME               AGE                POSITION WITH THE COMPANY
      ----               ---                -------------------------
William G. Miller.......  51      Chairman of the Board
Jeffrey I. Badgley......  46      President, Chief Executive Officer and Director
Adam L. Dunayer.........  31      Vice President, Treasurer and Chief Financial Officer
Frank Madonia...........  49      Vice President, Secretary and General Counsel
J. Vincent Mish.........  47      Vice President and President of Financial Services Group
Daniel N. Sebastian.....  55      Vice President

     WILLIAM G. MILLER has served as Chairman of the Board since April 1994. Mr. Miller served as Chief Executive Officer of the Company from April 1994 to June 1997, as Co-Chief Executive
Officer of the Company from June 1997 to November 1997, and as President of the Company from April 1994 to June 1996. He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

     JEFFREY I. BADGLEY has served as Chief Executive Officer of the Company since November 1997, as President since June 1996, and as a director since January 1996. Mr. Badgley served as Co-Chief Executive Officer of the Company from June 1997 to November 1997, as Chief Operating Officer of the Company from June 1996 to June 1997 and as Vice-President of the Company from April 1994 to June 1996. In addition, Mr. Badgley serves as President of Miller Industries Towing Equipment Inc. Mr. Badgley served as Vice President - Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996. Mr. Badgley served as Vice President - Sales and Marketing of Challenger Wrecker Manufacturing, Inc., from 1982 until joining Miller Industries Towing Equipment Inc.

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

     FRANK MADONIA has served as Vice President, General Counsel and Secretary of the Company since April 1994. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye Inc., The Signal Companies, Inc. and Allied-Signal Inc. In addition, Mr. Madonia is registered to practice before the United States Patent and Trademark Office.

     J. VINCENT MISH is a certified public accountant and has served as President of the Financial Services Group since September 1996 and as a Vice President of the Company since April 1994. From April 1994 through September 1996, Mr. Mish served as Chief Financial Officer and Treasurer of the Company. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in

1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee, Georgia and Michigan Certified Public Accountant societies.

     DANIEL N. SEBASTIAN has served as Vice President of the Company since April 1994. Mr. Sebastian has also served as President of Champion Carrier Corporation ("Champion"), a wholly owned subsidiary of the Company, since July 1993. Mr. Sebastian served as Vice President of SAFEREC, Inc., a towing and recovery distributorship, from 1987 until 1988, at which time he became the operating manager of Champion. Mr. Sebastian has over 25 years of experience in the towing and recovery industry.

ITEM 2.   PROPERTIES

     The Company operates four manufacturing facilities in the United States. The facilities are located in (i) Ooltewah, Tennessee, (ii) Hermitage, Pennsylvania, (iii) Mercer, Pennsylvania, and (iv) Greeneville, Tennessee. The Ooltewah plant, containing approximately 180,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, which was acquired in December 1997, contains approximately 100,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 100,000 square feet, primarily produces car carriers.

     The Company operates two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 100,000 square feet, and one in Norfolk, England, which contains approximately 22,500 square feet.

     Management believes that its existing manufacturing facilities will allow the Company to meet anticipated demand for its products.

     In connection with its acquisition of 47 towing service companies during fiscal 1998, the Company has acquired or entered into leases for property at over 80 locations in 22 states.
These facilities are utilized as offices for administrative and dispatch operations, garages for repair and upkeep of towing vehicles, and lots for storage and impounding of towed cars. RoadOne's corporate offices are housed in 10,000 square feet of leased space in Chattanooga, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company is required to produce information and documents to assist the Division in its investigation. It is unknown at this time what the eventual outcome of the investigation will be. The Company is continuing to cooperate with the government in its investigation.

     During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The individual plaintiffs in these suits consist of Stephen Clark; Karen Stauffer and Julie F. Dugo IRA; Erich R. Swett; and Manuel Vela. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee by John M. Constantine III. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. However, the plaintiffs in that case have petitioned the Court for permission to amend their complaint. In both these actions, the Company denies liability and continues to vigorously defend itself.

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

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Registrant's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MLR." The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 1996 through April 30, 1998. The following prices have been adjusted to reflect a 3-for-2 stock split effected in April 1996, a 2-for-1 stock split effected in September 1996, and a 3-for-2 stock split effected in December, 1996, each in the form of a stock dividend.

                                                                   HIGH                  LOW
                                                                   ----                  ----
FISCAL YEAR ENDED APRIL 30, 1997
  First Quarter                                                   $12.17                $ 8.50
  Second Quarter                                                  $17.33                $11.00
  Third Quarter                                                   $22.88                $14.67
  Fourth Quarter                                                  $21.63                $ 9.75



Fiscal Year Ended April 30, 1998
  First Quarter                                                   $17.63                $11.88
  Second Quarter                                                  $18.25                $ 9.00
  Third Quarter                                                   $12.00                $ 9.06
  Fourth Quarter                                                  $11.44                $ 6.19

     The approximate number of holders of record and beneficial owners of Common Stock as of July 22, 1998 was 1,862 and 10,000, respectively.

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


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto. The selected consolidated financial data for the nine months ended April 30, 1994 and the years ended April 30, 1995, 1996, 1997 and 1998 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the twelve months ended April 30, 1994 have been derived from the unaudited consolidated financial statements of the Company which in the opinion of management, include all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for those periods.

                     SELECTED FINANCIAL DATA

Miller Industries, Inc. and Subsidiaries                                                                 Twelve          Nine
Selected Financial Data                                             Years Ended                          Months         Months
(In thousands except per share data)                                 April 30,                            Ended          Ended
                                                --------------------------------------------------       April 30,     April 30,
                                                  1998          1997          1996          1995          1994 <F1>     1994 <F2>
                                                ---------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA:
Net sales                                       $397,213      $292,394      $180,463      $139,779        $94,601       $74,192

Costs and expenses:
  Costs of operations                            319,453       238,625       148,490       113,439          72,985       57,306

  Selling, general and
    administrative expenses                       49,420        30,192        17,629        14,750          15,273       11,508

  Restructuring costs                              4,100          -             -             -               -            -

  Interest expense, net                            3,389           620           209           370             409          338
                                                -------------------------------------------------------------------------------

Total costs and expenses                         376,362       269,437       166,328       128,559          88,667       69,152

Income before income taxes, extraordinary
   gain, and cumulative effect of
   accounting change                              20,851        22,957        14,135        11,220           5,934        5,040
Income taxes                                       8,186         8,436         5,108         3,736           1,644        1,620
                                                -------------------------------------------------------------------------------
Income before extraordinary gain and
  cumulative effect of accounting change          12,665        14,521         9,027         7,484           4,290        3,420

Extraordinary gain on debt retirement
  (less applicable income taxes of $175
  in 1995 and $26 in 1994)                          -             -             -              288           1,143        1,143
Cumulative effect of change in
  accounting for income taxes                       -             -             -              -               781          781
                                                -------------------------------------------------------------------------------
Net income                                        12,665        14,521         9,027         7,772           6,214        5,344
Preferred stock dividends                           -             -             -              -               (66)         (38)
                                                -------------------------------------------------------------------------------
Net income available for common
  shareholders                                   $12,665       $14,521        $9,027        $7,772          $6,148       $5,306
                                                ===============================================================================

Basic net income per common share <F3>:
 Before extraordinay gain and cumulative
  effect of accounting change                    $  0.28        $ 0.37        $ 0.27        $ 0.26          $  0.20      $ 0.16
 Extraordinary gain on debt retirement              -             -             -             0.01             0.05        0.05
 Cumulative effect of change in accounting
  for income taxes                                  -             -             -              -               0.04        0.04
                                                -------------------------------------------------------------------------------
                                                 $  0.28        $ 0.37        $ 0.27        $ 0.27          $  0.29      $ 0.25
                                                ===============================================================================

Weighted average common shares
  outstanding                                     44,559        39,565        33,172        28,797           21,072      21,072
                                                ===============================================================================

Diluted net income per common share <F3>:
 Before extraordinay gain and cumulative
  effect of accounting change                    $  0.27        $ 0.35        $ 0.26        $ 0.25          $ 0.20       $ 0.16
 Extraordinary gain on debt retirement               -             -             -            0.01            0.05         0.05
 Cumulative effect of change in accounting
  for income taxes                                   -             -             -             -              0.04         0.04
                                                -------------------------------------------------------------------------------
                                                 $  0.27        $ 0.35        $ 0.26        $ 0.26          $ 0.29       $ 0.25
                                                ===============================================================================
Weighted average common & potential
   dilutive common shares outstanding             46,201        41,454        34,102        29,428          21,072       21,072
                                                ===============================================================================

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                 $104,774       $61,980       $52,438       $19,011          $  -        $ 9,382
Total assets                                     329,730       215,297       123,978        66,018             -         42,156
Long-term obligations, less current portion       95,778        11,282         9,335         5,171             -         17,848
Cumulative redeemable preferred stock               -             -             -             -                -          4,094
Common shareholders' equity (deficit)            180,236       138,783        71,913        32,320             -          2,443
 ____________________________

<F1>  The twelve month period ended April 30, 1994 is presented for comparison only.
<F2>  In connection with a reorganization preceding the Company's initial public offering in fiscal 1995, the Company adopted an April 30 year end.
<F3>  Basic and diluted net income per common share and the weighted average number of common and potential dilutive common shares outstanding are computed after giving retroactive effect to the 3-for-2 stock split effected on April 12, 1996, the 2-for-1 stock split effected on September 30, 1996, the 3-for-2 stock split effected on December 30, 1996, and the issuance of 18,472,500 shares of common stock in connection with the reorganization in April 1994.

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

                                                             Years ended April 30,
                                                   -----------------------------------------
                                                    1998             1997              1996
                                                   -----------------------------------------
Net sales                                          100.0%           100.0%            100.0%


Costs and expenses:
  Costs of operations                               80.4%            81.6%             82.3%
  Selling, general and administrative               12.4%            10.3%              9.8%
  Restructuring costs                                1.0%             0.0%              0.0%
  Interest expense, net                              0.9%             0.2%              0.1%
                                                   -----------------------------------------
Total cost and expenses                             94.8%            92.1%             92.2%

Income before income taxes                           5.2%             7.9%              7.8%

Income taxes                                         2.1%             2.9%              2.8%
                                                   -----------------------------------------
Net income                                           3.2%             5.0%              5.0%
                                                   ==========================================
/TABLE

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

     Net sales for the year ended April 30, 1998 increased 35.8% to $397.2 million from $292.4 million for the comparable period in 1997. The increase in net sales was primarily the result of
(i) higher unit sales in the Company's manufacturing divisions,
(ii) the inclusion for a full year of sales of the distributors and towing service companies acquired during fiscal 1997, (iii) the inclusion since the acquisition dates in fiscal 1998 of sales from the Chevron manufacturing operation acquisition and from the distributors and towing service companies acquired via purchase transactions, (iv) a higher level of sales by the Company-owned distributors and the towing service companies acquired in fiscal 1998 in pooling-of-interests transactions, and (v) an increase in sales of truck chassis sold by the domestic manufacturing operations to third parties.

     Cost of operations as a percentage of net sales decreased slightly to 80.4% for the year ended April 30, 1998 from 81.6% for the comparable prior year period. This reduction was primarily a result of the Company's towing service division, which generally has a lower level of operating costs than the manufacturing and distribution division, accounting for a higher proportion of revenue in fiscal 1998.

     Selling, general and administrative expenses for fiscal 1998 increased 63.7% to $49.4 million from $30.2 million for the comparable period of fiscal 1997. The increase was due primarily to the impact of the significant expansion of the Company's business referred to above and to incremental resources added to support the Company's growth. As a percentage of net sales, selling, general and administrative expenses increased from 10.3% in fiscal 1997 to 12.4% in fiscal 1998 primarily as a result of the Company's towing services division, which generally has a higher level of selling, general and administrative costs than the manufacturing and distribution division.

     During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive
Branch, Mississippi facility closure and consolidation of manufacturing operations.

     Net interest expense for fiscal 1998 increased $2.8 million to $3.4 million from $.6 million for fiscal 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of businesses.

     The effective rate of the provision for income taxes was 39.3% for fiscal 1998 and 36.7% for fiscal 1997. The increase was due primarily to the impact of a higher level of nondeductible goodwill amortization in fiscal 1998.

   YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

     Net sales for the year ended April 30, 1997 increased 62.0% to $292.4 million from $180.5 million for the comparable period in 1996. The increase in net sales was primarily the result of
(i) higher unit sales in all of the Company's manufacturing product lines, (ii) the inclusion for a full year of sales of the two European manufacturing operations acquired in January and April 1996, (iii) the inclusion since the acquisition dates in fiscal 1997 of sales from the distributors and towing service companies acquired via purchase transactions, (iv) a higher level of sales by the Company-owned distributors and the towing service companies acquired in fiscal 1997 in pooling-of-interests transactions and, (v) an increase in sales of truck chassis sold by the domestic manufacturing operations to third parties.

     Cost of operations as a percentage of net sales decreased slightly to 81.6% for the year ended April 30, 1997 from 82.3% for the comparable prior year period. This reduction was primarily a result of the Company's towing service division, which generally has a lower level of operating costs than the manufacturing and distribution division, accounting for a higher proportion of revenue in fiscal 1997 than in fiscal 1996.

     Selling, general and administrative expenses for fiscal 1997 increased 71.3% to $30.2 million from $17.6 million for the comparable period of fiscal 1996. The increase was due primarily to the impact of the significant expansion of the Company's business referred to above and to incremental resources added to support the Company's growth. As a percentage of net sales, selling, general and administrative expenses increased slightly from 9.8% in fiscal 1996 to 10.3% in fiscal 1997 primarily as a result of the Company's towing services division, which generally has a higher level of selling, general and administrative costs than the manufacturing and distribution division.

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

     Capital used in operating activities was $20.3 million for the year ended April 30, 1998 as compared to $11.0 million used in operations for the comparable period of 1997. The cash used in operating activities in fiscal 1998 was primarily for the purpose of supporting the growth of the business in both manufacturing and distribution.

     The reduction in accounts payable was primarily due to a change in the Company's Chassis purchasing policy.

     Cash used in investing activities was $46.3 million for the year ended April 30, 1998 compared to $22.9 million for the year ended April 30, 1997. The cash used in investing activities was primarily for the acquisition of companies and for capital expenditures.

     Cash provided by financing activities was $65.5 million for the year ended April 30, 1998 compared to $17.3 million for the comparable period in 1997. In November 1996, the Company completed a public offering of its Common Stock which resulted in net proceeds after underwriting discounts and offering expenses of $29.2 million. The cash was provided primarily by borrowings under the Company's credit facilities of $85 million reduced by payments on debt obligations of $17.3 million and the repurchase of its common stock of $4.2 million. The net proceeds were used to repay debt, including that of acquired companies, purchase a car carrier production plant in January 1997, for other capital expenditures, for working capital, for the acquisition of companies, and for other general corporate purposes.

     At April 30, 1998, the Company had a $150 million unsecured revolving credit facility with a group of banks (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate equal to the London interbank offered rate plus a margin ranging from 0.625% to 1.5% based on a specified ratio of funded indebtedness to earnings, or the prime rate. At April 30, 1998, $85 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures, mergers and acquisitions. On May 1, 1998, the Company entered into an interest rate swap agreement covering $50 million of the underlying debt obligations. The agreement fixes the interest rate at 5.68% plus the applicable margin for a period of three years unless canceled by the bank at the end of two years.

     The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 1998. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. All shares purchased under the plan during fiscal 1998 (547,900 shares at a cost of $4.2 million) were reissued as consideration for towing services companies acquired prior to April 30, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will adopt the provisions for both statements during fiscal 1999. The effects these statements will have on financial reporting and disclosures are currently being evaluated. Management believes adoption of SFAS No. 130 and SFAS No. 131 will not have a significant impact on the Consolidated Financial Statements.

YEAR 2000

     The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is currently reviewing its systems for year 2000 compliance in its design, purchase and installation processes. Anticipated costs of systems modifications for compliance are not expected to have material impact on the Company's consolidated results of operations.


     The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "PROPOSAL 1:
ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held September 11, 1998, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held September 11, 1998, filed with the Commission, is hereby incorporated herein by reference. The information contained in the Proxy Statement under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held September 11, 1998, filed with the Commission, is hereby incorporated herein by reference.

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

     None.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  The following documents are filed as part of this
Report:

1.   Financial Statements

                                                                                                  Page Number in
Description                                                                                           Report
-----------                                                                                       --------------
Report of Independent Public Accountants............................................................   F-1
Consolidated Balance Sheets as of April 30, 1998 and 1997...........................................   F-2
Consolidated Statements of Income for the years ended April 30, 1998, 1997, and 1996................   F-3
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended April 30,
   1998, 1997, and 1996.............................................................................   F-4
Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1997, and
    1996............................................................................................   F-5
Notes to Consolidated Financial Statements..........................................................   F-6

2.       FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedule for the
Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

                                                                                                 Page Number in
Description                                                                                           Report
-----------                                                                                      --------------
Report of Independent Public Accountants.........................................................      S-1
Schedule II - Valuation and Qualifying Accounts..................................................      S-2

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

 3.1  Charter of the Registrant (composite                *
       conformed copy)

 3.2  Bylaws of the Registrant                         33-79430             S-1   August 1994      3.2

10.1  Settlement Letter dated April 27,                33-79430             S-1   August 1994     10.7
      1994 between Miller Group, Inc. and
      the Management Group

10.5  Participants Agreement dated as of               33-79430             S-1   August 1994     10.11
      April 30, 1994 between the
      Registrant, Century Holdings, Inc.,
      Century Wrecker Corporation, William
      G. Miller and certain former
      shareholders of Miller Group, Inc.

10.20 Technology Transfer Agreement dated              33-79430             S-1   August 1994     10.26
      March 21, 1991 between Miller Group,
      Inc., Verducci, Inc. and Jack
      Verducci

10.21 Form of Noncompetition Agreement                 33-79430             S-1   August 1994     10.28
      between the Registrant and certain
      officers of the Registrant

10.22 Form of Nonexclusive Distributor                 33-79430             S-1   August 1994     10.31
      Agreement

10.23 Miller Industries, Inc. Stock Option             33-79430             S-1   August 1994     10.1
      and Incentive Plan**

10.24 Form of Incentive Stock Option                   33-79430             S-1   August 1994     10.2
      Agreement**

10.25 Miller Industries, Inc. Cash Bonus               33-79430             S-1   August 1994     10.3
      Plan**

10.26 Miller Industries, Inc. Non-Employee             33-79430             S-1   August 1994     10.4
      Director Stock Option Plan**

                                                        INCORPORATED BY
                                                          REFERENCE TO       FORM                  EXHIBIT
                                                       REGISTRATION OR FILE   OR     DATE OF      NUMBER IN
           DESCRIPTION                                       NUMBER         REPORT   REPORT        REPORT
 -------------------------------                       -------------------- ------ -----------    ---------

10.27 Form of Director Stock Option                    33-79430             S-1        August 1994     10.5
      Agreement**

10.28 Employment Agreement dated October               33-79430             S-1        August 1994     10.29
      14, 1993 between Century Wrecker
      Corporation and Jeffrey I. Badgley**

10.29 First Amendment to Employment                    33-79430             S-1        August 1994     10.33
      Agreement between Century Wrecker
      Corporation and Jeffrey I. Badgley**

10.30 Form of Employment Agreement between               -                  Form 10-K  April 30, 1995  10.37
      Registrant and each of Messrs.
      Madonia and Mish**

10.31 First Amendment to Miller Industries,              -                  Form 10-K  April 30, 1995  10.38
      Inc. Non-Employee Director Stock
      Option Plan**

10.32 Second Amendment to Miller                         -                  Form 10-K  April 30, 1996  10.39
      Industries, Inc. Non-Employee
      Director Stock Option Plan**

10.33 Second Amendment to Miller                         -                  Form 10-K  April 30, 1996  10.40
      Industries, Inc. Stock Option and
      Incentive Plan**

10.34 Employment Agreement dated July 8,              0-24298               Form 10-Q/A July 31, 1997  10
      1997 between the Registrant and
      William G. Miller**

10.35 Credit Agreement Among NationsBank of             *
      Tennessee, N.A., the Registrant and
      certain subsidiaries of Registrant
      dated January 30, 1998.

10.36 Negative Pledge Agreement Among                   *
      NationsBank of Tennessee, N.A., the
      Registrant and certain subsidiaries
      of Registrant dated January 30, 1998.

                                                        INCORPORATED BY
                                                          REFERENCE TO       FORM                  EXHIBIT
                                                       REGISTRATION OR FILE   OR     DATE OF      NUMBER IN
           DESCRIPTION                                       NUMBER         REPORT   REPORT        REPORT
 -------------------------------                       -------------------- ------ -----------    ---------

10.37 Guaranty Agreement Among NationsBank              *
      of Tennessee, N.A. and certain
      subsidiaries of Registrant dated
      January 30, 1998.

10.38 Stock Pledge Agreement Between                    *
      NationsBank of Tennessee, N.A. and
      the Registrant dated January 30,
      1998.

10.39 Stock Pledge Agreement Between                    *
      NationsBank of Tennessee, N.A. and
      the certain subsidiaries of the
      Registrant dated January 30, 1998.

10.40 Revolving Note Among NationsBank of               *
      Tennessee, N.A., the Registrant and
      certain subsidiaries of Registrant
      dated January 30, 1998.

10.41 Revolving Note Among Bank of America,             *
      FSB, the Registrant and certain
      subsidiaries of Registrant dated
      January 30, 1998.

10.42 Revolving Note Among Wachovia Bank,               *
      N.A., the Registrant and certain
      subsidiaries of Registrant dated
      January 30, 1998.

10.43 Revolving Note Among First American               *
      National Bank, the Registrant and
      certain subsidiaries of Registrant
      dated January 30, 1998.

10.44 Swing Line Note Among NationsBank of              *
      Tennessee, N.A., the Registrant and
      certain subsidiaries of Registrant
      dated January 30, 1998.

10.45 LC Account Agreement Among                        *
      NationsBank of Tennessee, N.A., the
      Registrant and certain subsidiaries
      of Registrant dated January 30, 1998.

10.46 Amendment No. 1 to the Credit                     *
      Agreement Among NationsBank of
      Tennessee, N.A., the Registrant and
      certain subsidiaries of Registrant
      dated January 31, 1998.

                                                        INCORPORATED BY
                                                          REFERENCE TO       FORM                  EXHIBIT
                                                       REGISTRATION OR FILE   OR     DATE OF      NUMBER IN
           DESCRIPTION                                       NUMBER         REPORT   REPORT        REPORT
 -------------------------------                       -------------------- ------ -----------    ---------

21     Subsidiaries of the Registrant                    *

23     Consent of Arthur Andersen LLP                    *

24     Power of Attorney (see signature                  *
         page)

27     Financial Data Schedule                           *
____________________

* Filed herewith.
** Management contract or compensatory plan or arrangement


     (b)  The Registrant filed reports on Form 8-K on February 25,
1998, March 4, 1998 and April 2, 1998, each under Item 5.

     (c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

     (d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.


          Miller Industries, Inc. and Subsidiaries


 Consolidated Financial Statements as of April 30, 1998 and
                            1997
                        Together With
                      Auditors' Report
           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Miller Industries, Inc.:


We have audited the accompanying consolidated balance sheets of MILLER INDUSTRIES, INC. (a Tennessee corporation) AND
SUBSIDIARIES as of April 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of April 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
July 15, 1998




                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                        APRIL 30, 1998 AND 1997

                   (In thousands, except per share data)


                             ASSETS                             1998            1997
------------------------------------------------------       --------         ---------
CURRENT ASSETS:
   Cash and temporary investments                            $  7,367          $  8,508
   Accounts receivable, net of allowance for doubtful
      accounts of $2,117 and $1,774 in 1998 and 1997,          67,008            49,844
      respectively
   Inventories                                                 71,839            60,574
   Deferred income taxes                                        4,217             4,541
   Prepaid expenses and other                                   5,362             1,885
                                                             --------           -------
        Total current assets                                  155,793           125,352

PROPERTY, PLANT, AND EQUIPMENT, net                            85,849            49,171

GOODWILL, net                                                  81,605            36,916

PATENTS, TRADEMARKS, AND OTHER PURCHASED
   PRODUCT RIGHTS, net                                          1,276               908

OTHER ASSETS                                                    5,207             2,950
                                                             --------          --------
                                                             $329,730          $215,297
                                                             ========          ========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                   $  4,900          $  4,479
  Accounts payable                                             27,883            38,548
  Accrued liabilities and other                                18,236            20,345
                                                             --------          --------
        Total current liabilities                              51,019            63,372
                                                             --------          --------
LONG-TERM OBLIGATIONS, less current portion                    95,778            11,282
                                                             --------          --------
DEFERRED INCOME TAXES                                           2,697             1,860
                                                             --------          --------
COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized, none issued or outstanding                         0                 0
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 45,941,814 and 42,480,202 shares issued
     and outstanding at 1998 and 1997, respectively               459               425
  Additional paid-in capital                                  139,480           110,773
  Retained earnings                                            40,862            28,027
  Cumulative translation adjustment                              (565)             (442)
                                                             --------          --------
         Total shareholders' equity                           180,236           138,783
                                                             --------          --------
                                                             $329,730          $215,297
                                                             ========          ========

The accompanying notes are an integral part of these consolidated balance sheets.

                           MILLER INDUSTRIES, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996


                                (In thousands, except per share data)



                                                                          1998            1997           1996
                                                                        --------       ---------       ---------
NET SALES                                                               $397,213        $292,394        $180,463

COSTS AND EXPENSES:
  Costs of operations                                                    319,453         238,625         148,490
  Selling, general, and administrative expenses                           49,420          30,192          17,629
  Restructuring costs                                                      4,100               0               0
  Interest expense, net                                                    3,389             620             209
                                                                        --------       ---------        --------
     Total costs and expenses                                            376,362         269,437         166,328

INCOME BEFORE INCOME TAXES                                                20,851          22,957          14,135

INCOME TAXES                                                               8,186           8,436           5,108
                                                                        --------       ---------        --------
NET INCOME                                                              $ 12,665       $  14,521        $  9,027
                                                                        ========       =========        ========
NET INCOME PER COMMON SHARE:
  BASIC                                                                 $   0.28       $    0.37        $   0.27
                                                                        ========       =========        ========
  DILUTED                                                               $   0.27       $    0.35        $   0.26
                                                                        ========       =========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                                   44,559          39,565          33,172
                                                                        ========       =========        ========
  DILUTED                                                                 46,201          41,454          34,102
                                                                        ========       =========        ========


The accompanying notes are an integral part of these consolidated statements.

                           MILLER INDUSTRIES, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996


                               (In thousands, except share data)



                                                                                                             Cumulative
                                                                         Common    Additional      Retained  Translation
                                                                         Stock   Paid-In Capital   Earnings   Adjustment   Total
                                                                         -----   --------------    --------  -----------   -----
BALANCE, APRIL 30, 1995                                                   $318     $  23,985     $  8,730     $     0     $ 33,033
   Issuance of 5,400,000 common shares through a public offering            54        30,124            0           0       30,178
   Issuance of 80,502 common shares in acquisition                           1           614            0           0          615
   Exercise of stock options                                                 0            37            0           0           37
   Other stock issuance                                                      0            48            0           0           48
   Distributions to former shareholders of Pooled Entities                   0             0       (1,008)          0       (1,008)
   Net income                                                                0             0        9,027           0        9,027
   Net translation adjustments                                               0             0            0         (17)         (17)
                                                                          ----     ---------      -------     -------     --------
BALANCE, April 30, 1996                                                    373        54,808       16,749         (17)      71,913
   Exercise of stock options                                                 6         1,170            0           0        1,176
   Issuance of 1,943,028 common shares through a public offering            19        29,225            0           0       29,244
   Issuance of 2,709,503 common shares in acquisitions                      27        25,570       (2,530)          0       23,067
   Distributions to former shareholders of Pooled Entities                   0             0         (713)          0         (713)
   Net income                                                                0             0       14,521           0       14,521
   Net translation adjustments                                               0             0            0        (425)        (425)
                                                                          ----     ---------      -------     -------     --------
BALANCE, April 30, 1997                                                    425       110,773       28,027        (442)     138,783
   Exercise of stock options                                                 2         1,558            0           0        1,560
   Issuance of 3,709,560 common shares in acquisitions                      37        31,356          170           0       31,563
   Repurchase of 547,900 common shares                                      (5)       (4,207)           0           0       (4,212)
   Net income                                                                0             0       12,665           0       12,665
   Net translation adjustments                                               0             0            0        (123)        (123)
                                                                          ----     ---------      -------     -------     --------
BALANCE, April 30, 1998                                                   $459     $ 139,480      $40,862     $  (565)    $180,236
                                                                          ====     =========      =======     =======     ========

The accompanying notes are an integral part of these consolidated statements.

                           MILLER INDUSTRIES, INC. AND SUBSIDIARIES


                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996

                                        (In thousands)

                                                                                     1998         1997           1996
                                                                                  ---------     ---------     --------
OPERATING ACTIVITIES:
  Net income                                                                      $  12,665     $  14,521     $  9,027
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
        Depreciation and amortization                                                10,247         5,782        2,762
        Gain on disposals of property, plant, and equipment                          (1,359)         (170)        (161)
        Deferred income tax provision (benefit)                                         927          (703)         373
        Changes in operating assets and liabilities:
           Accounts receivable                                                      (13,281)      (10,385)      (9,836)
           Inventories                                                               (2,316)      (20,442)      (6,857)
           Prepaid expenses and other                                                (2,462)        1,312         (454)
           Accounts payable                                                         (17,993)      ( 1,124)       5,827
           Accrued liabilities and other                                             (6,742)          200          918
                                                                                  ---------     ---------     --------
              Net cash (used in) provided by operating activities                   (20,314)      (11,009)       1,599
                                                                                  ---------     ---------     --------

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                       (26,515)      (11,073)     (10,407)
  Proceeds from sales of property, plant, and equipment                               4,345           297          449
  Payments received on notes receivable                                                 627             0            0
  Proceeds from sale of finance receivables                                           3,861        24,596            0
  Acquisition of businesses, net of cash acquired                                   (25,286)       (7,701)      (3,567)
  Funding of finance receivables                                                     (2,262)      (28,679)           0
  Other                                                                              (1,027)         (304)         (91)
                                                                                  ---------     ---------     --------
              Net cash used in investing activities                                 (46,257)      (22,864)     (13,616)
                                                                                  ---------     ---------     --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                  0        29,244       30,178
  Repurchase of common stock                                                         (4,212)            0            0
  Proceeds from exercise of stock options                                               966           546           37
  Net borrowings (payments) under line of credit                                     85,000        (5,236)        (522)
  Borrowings under long-term obligations                                              1,020         1,374        6,346
  Payments on long-term obligations                                                 (17,292)       (7,365)      (1,771)
  Distributions to former shareholders of Pooled Entities                                 0          (713)      (1,008)
  Other                                                                                   0          (560)           0
                                                                                  ---------     ---------     --------
              Net cash provided by financing activities                              65,482        17,290       33,260
                                                                                  =========     =========     ========
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY
   INVESTMENTS                                                                          (52)          (26)          (2)
                                                                                  ---------     ---------     --------
NET (DECREASE) INCREASE IN CASH AND TEMPORARY INVESTMENTS                            (1,141)      (16,609)      21,241
CASH AND TEMPORARY INVESTMENTS, beginning of year                                     8,508        25,117        3,876
                                                                                  ---------     ---------     --------
CASH AND TEMPORARY INVESTMENTS, end of year                                       $   7,367     $   8,508     $ 25,117
                                                                                  =========     =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest                                                     $   3,440     $   1,298     $    430
                                                                                  =========     =========     ========
   Cash payments for income taxes                                                 $   7,662     $   7,898     $  4,826
                                                                                  =========     =========     ========

The accompanying notes are an integral part of these consolidated statements.

              MILLER INDUSTRIES, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 30, 1998 AND 1997




1.   ORGANIZATION AND NATURE OF OPERATIONS

     Miller Industries, Inc. and subsidiaries ("the Company") is an integrated provider of vehicle towing and recovery equipment, systems and services. The principal markets for the towing and recovery equipment are independent distributors and users of towing and recovery equipment located primarily throughout the United States, Canada, Europe, Asia, and the Middle East. The Company's products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron. The truck chassis on which towing and recovery equipment are installed are either purchased by Miller or provided by customers.

     The Company markets its towing and recovery services in the United States through its wholly-owned subsidiary RoadOne, Inc. ("RoadOne").

     At various dates during 1998, the Company acquired certain companies in separate transactions that have been accounted for as poolings of interests. The pro forma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein. At various dates during 1997, the Company acquired certain companies in separate transactions that have been accounted for as poolings of interests. These companies are referred to collectively
     as the "Pooled Entities."   See Note 3, Business Combinations, for
     further discussion of these transactions.


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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and temporary investments, accounts receivable, accounts payable, and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying values of long-term obligations are reasonable estimates of their fair values based on the rates available for obligations with similar terms and maturities.

     INVENTORIES

     Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at April 30, 1998 and 1997 consisted of the following (in thousands):

                                              1998        1997
                                           ---------    ---------
                Chassis                     $ 14,211     $ 18,837
                Raw materials                 22,027       16,257
                Work in process               11,470        7,843
                Finished goods                24,131       17,637
                                           ---------    ---------
                                            $ 71,839     $ 60,574
                                           =========    =========

     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture, fixtures, vehicles, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Expenditures related to major overhauls and refurbishments of towing services equipment that extend the related useful lives are capitalized. Internal labor is used in certain capital projects.

     Property, plant, and equipment at April 30, 1998 and 1997 consisted of the following (in thousands):

                                               1998          1997
                                           ----------    -----------

         Land                               $   5,027    $     3,181
         Buildings and improvements            18,849         16,550
         Machinery and equipment               80,302         39,302
         Furniture and fixtures                 8,448          9,402
         Software costs                         1,660              0
         Construction in progress                 957          1,193
                                           ----------    -----------
                                              115,243         69,628
         Less accumulated depreciation        (29,394)       (20,457)
                                           ----------    -----------
                                            $  85,849      $  49,171
                                           ==========    ===========

     NET INCOME PER SHARE

     During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was effective December 15, 1997. All prior year net income per share amounts have been restated to reflect adoption of the new standard. The adoption of SFAS No. 128 did not have a material effect on the Company's earnings per share amounts.

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 1.6 million, 1.9 million and
     0.9 million potential dilutive common shares for the years ended April 30, 1998, 1997, and 1996 respectively. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.

     In April 1996, September 1996, and December 1996, the Company effected a three-for-two, a two-for-one, and a three-for-two common stock split, respectively, each in the form of a stock dividend. All historical share and per share amounts have been retroactively restated to reflect the common stock splits.

     GOODWILL

     Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically evaluates whether events and circumstances have occurred which would indicate that goodwill is not recoverable. Accumulated amortization of goodwill was $2,233,000 and $831,000 at April 30, 1998 and 1997, respectively. Amortization expense for 1998, 1997, and 1996 was $1,434,000, $253,000, and $101,000,
     respectively.

     PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS

     The cost of acquired patents, trademarks, and other purchased product rights are capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets at April 30, 1998 and 1997 was $364,000 and $315,000, respectively. Amortization expense for 1998, 1997, and 1996 was $271,000, $64,000, and $73,000, respectively.

     ACCOUNTS PAYABLE

     Accounts Payable includes checks written but not yet presented for payment at April 30, 1998 and 1997 of $6,409,000 and $1,176,000,
     respectively.

     ACCRUED LIABILITIES AND OTHER

     Accrued liabilities and other consisted of the following at April 30, 1998 and 1997 (in thousands):

                                                     1998        1997
                                                  ----------  ----------

        Accrued wages, commissions, bonuses,
           and benefits                           $   7,607   $   4,153
        Accrued income taxes                            828       3,159
        Other                                         9,801      13,033
                                                  ---------   ---------
                                                   $ 18,236    $ 20,345
                                                  =========   =========

     PRODUCT WARRANTY

     The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for 1998, 1997, and 1996 was $1,035,000, $1,057,000, and $618,000,
     respectively.

     CREDIT RISK

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will adopt the provisions for both statements during fiscal 1999. Management believes adoption of SFAS No. 130 and SFAS No. 131 will not have a significant impact on the consolidated financial statements.


3.   BUSINESS COMBINATIONS

     All businesses acquired through April 30, 1998 which were accounted for under the purchase method of accounting are included in the accompanying consolidated financial statements from the dates of acquisition. Any excess of the aggregate purchase price over the estimated fair value of net assets acquired has been recognized as a component of goodwill in the accompanying consolidated financial statements. All significant businesses acquired through April 30, 1998 which were accounted for under the pooling-of-interests method of accounting have been included retroactively in the accompanying consolidated financial statements as if the companies had operated as one entity since inception.

     During fiscal 1997, the Company purchased all of the outstanding capital stock of three distributors of towing and recovery equipment for an aggregate purchase price of $4,073,000 which consisted of 318,157 shares of common stock. The Company also purchased all of the outstanding common stock of 13 towing service companies for an aggregate purchase price of $29,239,000, which consisted of $7,479,000 in cash and $21,760,000 (1,639,491 shares) of common stock. These acquisitions have been accounted for under the purchase method. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $32,062,000.

     Also, during fiscal 1997, the Company acquired all of the outstanding capital stock of Vulcan International, Inc., a manufacturer of towing and recovery equipment, and an additional three distributors of towing and recovery equipment for an aggregate purchase price of $13,085,000, which consisted of 1,132,513 shares of common stock. The Company also purchased all of the outstanding common stock of 16 towing service companies for an aggregate purchase price of $28,053,000 which consisted of $250,000 in cash and $27,803,000 (2,217,680 shares) of common stock. These acquisitions were accounted for under the pooling-of-interests method.

     During fiscal 1998, the Company purchased all of the outstanding capital stock of Chevron, Inc., a manufacturer of towing and recovery equipment, and three distributors of towing and recovery equipment for an aggregate purchase price of $11,525,000, which consisted of $10,818,000 in cash and $707,000 (44,113 shares) of common stock. The Company also purchased 38 towing service companies for an aggregate purchase price of $45,065,000 which consisted of

     $14,468,000 in cash and $30,597,000 (2,798,217 shares) of common stock. These acquisitions have been accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $47,737,000.

     Also, during fiscal 1998, the Company purchased all of the outstanding capital stock of an additional distributor of towing and recovery equipment for a purchase price of $2,190,000, which consisted of 151,046 shares of common stock. The Company also purchased all of the outstanding common stock of nine towing service companies for an aggregate purchase price of $8,398,000, which consisted of 716,184 shares of common stock. These acquisitions were accounted for using the pooling-of-interests method.

     The following unaudited pro forma summary combines the results of operations of all 1998 purchase combinations, the immaterial pooling-of-interests combinations, and the Company as if these combinations had occurred at the beginning of fiscal 1997 after giving effect to certain adjustments, including amortization of intangible assets and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and these acquisitions had constituted a single entity during these periods (in thousands, except share data).

                                            1998                  1997
                                   ----------------------  --------------------
                                       AS         PRO          As        Pro
                                    REPORTED     FORMA      Reported    Forma
                                   ----------  ---------   ---------- ---------
     Net sales                     $ 397,213   $ 451,407   $ 292,394  $ 406,194
                                   =========   =========   =========  =========

     Net income                    $  12,665   $  14,288   $  14,521  $  16,099
                                   =========   =========   =========  =========

     Diluted net income per share  $    0.27   $    0.31   $    0.35  $    0.39
                                   =========   =========   =========  =========

     Subsequent to April 30, 1998, the Company acquired an additional 13 towing service companies issuing in the aggregate approximately 256,000 shares of common stock and paying approximately $7,113,000 in cash. Also, the Company has executed letters of intent to acquire 21 additional towing service companies.

4.   LONG-TERM OBLIGATIONS AND LINES OF CREDIT

     LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following at April 30, 1998 and 1997 (in thousands):

                                                          1998       1997
                                                       ---------  ---------
     Mortgage notes payable, weighted average
     interest rate at 5.80%, payable in
     monthly installments, maturing 2003 to 2011       $   3,508  $   2,344

     Equipment notes payable, weighted average
     interest rate at 7.44%,  payable in
     monthly installments, maturing 1999 to 2005          10,801     12,015

     Outstanding borrowings under line of credit          85,000          0

     Other notes payable                                   1,369      1,402
                                                       ---------  ---------

                                                         100,678     15,761
     Less current portion                                 (4,900)    (4,479)
                                                       ---------  ---------
                                                       $  95,778  $  11,282
                                                       =========  =========


     At April 30, 1998, future maturities of long-term obligations (excluding future cash outflows for interest) are as follows
     (in thousands):


                                             1999          $  4,900
                                             2000             3,411
                                             2001            87,308
                                             2002             1,468
                                             2003             1,281
                                             Thereafter       2,310

     Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

     LINE OF CREDIT

     At April 30, 1998, the Company had an unsecured revolving credit facility of $150,000,000 (the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank
     Offered Rate, or the prime rate plus a margin ranging from 0.625% to 1.5% based on a specified ratio of funded indebtedness to earnings (6.41% at April 30, 1998) or the prime rate, as elected by the Company. The weighted average interest rate for borrowings outstanding under the Credit Facility during 1998 was approximately 6.43%. Interest is payable monthly. The Credit Facility is due on January 30, 2001 and is renewable on an annual basis thereafter.

     The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions.

     On May 1, 1998, the Company entered into an interest rate swap agreement covering the notional amount of $50 million of the variable rate debt to fix the interest rate at 5.68 % plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.


5.   STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Effective in 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.

     In accordance with the Company's stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and nonemployee directors of the Company. Options vest ratably over a four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at April 30, 1998 and 1997 were 1.5 million and 2.3 million, respectively.

     For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: expected dividend yield of 0%; expected volatility of 51%, 42% and 42%; risk-free interest rate of 5.99%, 6.33% and 6.08%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in 1998, 1997, and 1996 is approximately $5,058,000, $7,457,000 and
     $1,639,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

     Had compensation cost for 1998, 1997 and 1996 stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                1998       1997        1996
                                             ---------  ----------  ----------
        Net income (in thousands):
           As reported                        $12,665     $14,521     $ 9,027
           Pro forma                           10,447      13,624       8,864
        Basic net income per share:
           As reported                          $0.28       $0.37       $0.27
           Pro forma                             0.24        0.34        0.27
        Diluted net income per share:
           As reported                          $0.27       $0.35       $0.26
           Pro forma                             0.23        0.33        0.26

     The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because its does not take into consideration pro forma compensation expense related to grants made prior to 1996.

A summary of the activity of stock options during 1998, 1997, and 1996 is presented below (shares in thousands):


                                       1998                     1997                    1996
                               -----------------------  -----------------------  -----------------------
                                            Weighted                Weighted                  Weighted
                                  Shares     Average      Shares     Average      Shares       Average
                                   Under    Exercise       Under    Exercise       Under      Exercise
                                  Option     Price        Option      Price       Option        Price
                                ---------  ----------   ---------  ----------   ----------  ------------
OUTSTANDING AT BEGINNING OF YEAR   3,768     $ 6.39        2,776     $ 2.98       1,915        $ 2.36
   Granted                           818      13.46        1,529      11.28         898          4.29
   Exercised                        (300)      3.24         (515)      2.55         (18)         2.33
   Forfeited                        (140)      7.62          (22)      6.67         (19)         2.77
                                  ------    -------       ------    -------      ------       -------
OUTSTANDING AT END OF YEAR         4,146     $ 7.97        3,768     $ 6.39       2,776        $ 2.98
                                  ======    =======       ======    =======      ======       =======

Options exercisable at year end    1,643     $ 5.18          811     $ 3.25         509        $ 2.38
                                  ======    =======       ======    =======      ======       =======
Weighted average fair value of
   options granted                           $ 6.84                  $ 5.54                    $ 2.06
                                            =======                 =======                   =======

A summary of options outstanding under the Company's stock-based compensation plans at April 30,
1998 is presented below (shares in thousands):

                                                                                   WEIGHTED AVERAGE
                   EXERCISE     SHARES UNDER   WEIGHTED AVERAGE      SHARES        EXERCISE PRICE OF
                  PRICE RANGE      OPTION       REMAINING LIFE     EXERCISABLE    SHARES EXERCISABLE
                --------------  ------------   ----------------   -------------  ---------------------
                $ 2.33  $ 3.37     1,156             6.3               816              $ 2.38
                  3.78    5.48       673             7.3               369                4.11
                  5.75    7.69       130             8.5                46                6.74
                  8.79   12.88     1,387             8.5               356               10.93
                 13.38   18.00       800             9.1                56               15.28
                                 -------           -----            ------             -------
                  Total            4,146             7.8             1,643              $ 5.18
                                 =======           =====            ======             ========

6.   LEASE COMMITMENTS

     The Company has entered into various operating leases for buildings, office equipment and trucks. Rental expense under these leases was $7,952,000, $455,000 and $892,000, for 1998, 1997, and 1996,
     respectively.

     At April 30, 1998, future minimum lease payments under noncancellable operating leases for the next five fiscal years are as follows (in thousands):

                                        1999          $6,023
                                        2000           5,343
                                        2001           4,157
                                        2002           3,156
                                        2003           1,593

7.   LITIGATION

     The Company is party to certain proceedings incidental to its business. The ultimate disposition of such matters cannot be determined presently but will not, in the opinion of management, based in part on the advice of legal counsel, have a material adverse effect on the Company's financial position or results of operations.

     In January 1998, the Company received a letter from the Department of
     Justice Antitrust Division stating that it was conducting a civil
     investigation covering  "competition in the tow truck industry."   The
     letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry.  In
     March 1998, the Company received a Civil Investigative Demand issued by the Department of Justice as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry.  Under this Civil
     Investigative Demand, the Company is required to produce for government officials information and documents to assist in their investigation.

     During September, October and November, 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United
     States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company has filed a motion to dismiss in the consolidated case and is awaiting action by the court on the motion. The Company filed a motion to dismiss in the Tennessee suit which was granted on May 20, 1998. The Company denies liability and continues to vigorously defend these actions.

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


8.   INCOME TAXES

     Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

     The provision for income taxes consisted of the following for 1998, 1997, and 1996 (in thousands):

                                                 1998       1997       1996
                                              ---------  ---------  ---------

          Current:
             Federal                            $6,300     $7,973     $4,041
             State                                 720        938        570
             Foreign                               239        228        124
                                                ------     ------     ------
                                                 7,259      9,139      4,735
                                                ------     ------     ------

          Deferred:
             Federal                               713       (612)       388
             State                                  81        (72)       (11)
             Foreign                               133        (19)        (4)
                                                ------     ------     ------
                                                   927       (703)       373
                                                ------     ------     ------
                                                $8,186     $8,436     $5,108
                                                ======     ======     ======

     The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 1998, 1997, and 1996 were as follows:

                                                  1998       1997       1996
                                                --------  ---------  ----------
     Federal statutory tax rate                    35.0%      34.0%      34.0%
     State taxes, net of federal tax benefit        4.0        4.0        4.0
     Effect of S corporations acquired             (2.1)      (3.1)      (1.7)
     Other                                          2.4        1.8       (0.2)
                                                  -----      -----      -----
     Effective tax rate                            39.3%      36.7%      36.1%
                                                  =====      =====      =====

     Deferred income tax assets and liabilities for 1998 and 1997 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at April 30, 1998 and 1997 are as follows (in thousands):

                                                           1998        1997
                                                         --------    --------

        Deferred tax assets:
           Allowance for doubtful accounts               $  601         $  621
           Accruals and reserves                          3,523          4,105
           Inventory and related reserves                   253            185
           Other                                             38             12
                                                        -------        -------
                   Total deferred tax assets              4,415          4,923
                                                        -------        -------

        Deferred tax liabilities:
           Property, plant, and equipment                 2,680          2,060
           Other                                            215            182
                                                        -------        -------
                   Total deferred tax liabilities         2,895          2,242
                                                        -------        -------
        Net deferred tax asset                           $1,520         $2,681
                                                        =======        =======

     In management's opinion, the net deferred tax asset will be realized through the recognition of taxable income in future periods.


9.   SALE OF FINANCE RECEIVABLES

     In April 1997, the Company entered into an agreement to sell certain finance receivables to a third party leasing company for $24,596,000.
     An additional $3,861,000 was sold in October 1997. The resulting gain on these sales did not have a material impact on the Company's consolidated financial statements.

     The agreement contingently obligates the Company to indemnify the leasing company for any losses it incurs up to specified amounts in the event the lessee defaults. The Company believes that any equipment returned as a result of lessee defaults could be sold to third parties at amounts approximating the debt obligations under the lease. The Company's aggregate potential liability under the agreement as of April 30, 1998 and 1997 was $5,393,000 and $6,280,000, respectively. Management believes its reserves for such recourse provisions are adequate to cover its exposures under the agreement.


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

     Upon death, disability, retirement, or the termination of employment, participants may elect to receive periodic or lump-sum payments.
     Additionally, amounts may be withdrawn in cases of demonstrated hardship. Company contributions to the 401(k) Plan were not significant in 1998, 1997 and 1996.


12.  STOCK REPURCHASE PLAN

     The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 1998. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. All shares purchased under the plan during fiscal 1998 (547,900 shares at a cost of $4.2 million) were reissued as consideration for towing services companies acquired prior to April 30, 1998.

13.  RESTRUCTURING COSTS

     In September 1997, the Company announced its intention to further consolidate its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation entailed the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. All equipment relocation and production consolidation was completed by April 1998.

     In the second quarter of fiscal 1998, the Company recorded a pretax restructuring charge of $4.1 million to provide for the plant closing and consolidation of manufacturing operations. Of the $4.1 million restructuring charge, approximately $0.5 million related to workforce reductions of approximately 150 employees and associated costs.
     Also, $1.9 million of asset valuation losses relating to plant and machinery and equipment writedowns is included in the restructuring charge. The balance of the charge covers lease terminations, property holding costs, and other shutdown related costs. At April
     30, 1998, approximately $2.9 million had been charged against the related reserves.

     The carrying value of the Olive Branch, Mississippi manufacturing facility is $1.5 million and is classified as "Other Assets" in the accompanying consolidated balance sheet.


14.  SEGMENT INFORMATION

     The Company operates in two principal industry segments: (i) manufacturing and distribution and (ii) towing services (in thousands).

                            Manufacturing
                                And           Towing
                            Distribution     Services       Consolidated
                            -------------    --------       ------------

1998
  Revenues                   $ 282,241       $ 114,972      $ 397,213
  Operating income              19,073           5,167         24,240
  Interest expense, net          2,756             633          3,389
  Income before income
    taxes                       16,317           4,534         20,851
  Depreciation and
    amortization                 3,495           6,752         10,247
  Capital expenditures           5,851          20,664         26,515
  Identifiable assets          182,734         146,996        329,730


1997
  Revenues                     254,977          37,417        292,394
  Operating income              21,200           2,377         23,577
  Interest expense
    (income), net                 (271)            891            620
  Income before income taxes    21,471           1,486         22,957
  Depreciation and
    amortization                 2,983           2,799          5,782
  Capital expenditures           7,996           3,077         11,073
  Identifiable assets          149,740          65,557        215,297


1996
  Revenues                     163,810          16,653        180,463
  Operating income              12,903           1,441         14,344
  Interest expense, net             31             178            209
  Income before income          12,747           1,388         14,135
     taxes
  Depreciation and
     amortization                1,259           1,503          2,762
  Capital expenditures           7,246           3,161         10,407
  Identifiable assets          114,054           9,924        123,978

15.  QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the unaudited quarterly financial information for the years ended April 30, 1998 and 1997 (in thousands, except per share data):

                                                                                 Basic     Diluted
                                                                                  Net        Net
                                                                                 Income     Income
                                          Net       Operating        Net          Per        Per
                                         Sales        Income       Income        Share      Share
                                      ---------     ---------    ---------     --------    ------
Year ended April 30, 1998:
   First quarter                      $  85,353     $  7,924     $   4,798     $  0.11     $ 0.10
   Second quarter                        94,727        4,117         2,277        0.05       0.05
   Third quarter                        105,221        5,081         2,391        0.05       0.05
   Fourth quarter                       111,912        7,118         3,199        0.07       0.07
                                      ---------     --------     ---------     -------     ------
            Total                     $ 397,213     $ 24,240     $  12,665     $  0.28     $ 0.27
                                      =========     ========     =========     =======     ======

Year ended April 30, 1997:
    First quarter                     $  60,963     $  4,640     $   2,857     $  0.08     $ 0.08
    Second quarter                       74,061        5,538         3,516        0.09       0.08
    Third quarter                        80,261        6,175         3,852        0.10       0.09
    Fourth quarter                       77,109        7,224         4,296        0.10       0.10
                                      ---------     --------     ---------     -------     ------
            Total                     $ 292,394     $ 23,577     $  14,521     $  0.37     $ 0.35
                                      =========     ========     =========     =======     ======

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       AS TO SCHEDULE II -
                VALUATION AND QUALIFYING ACCOUNTS


To Miller Industries, Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Miller Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated July 15, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
July 15, 1998

                                                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            Balance at                                  Accounts     Balance at
                                                             Beginning     Charged to    Charged to     Written        End of
                                                             of Period      Expenses        Other          Off         Period
                                                            ------------   ----------    ----------     ---------    ----------
                                                                                (In Thousands)
Year ended April 30, 1996:
    Deduction from asset accounts:
         Allowance for doubtful accounts                     $   769           160          413(a)          (77)      $  1,265

Year ended April 30, 1997:
    Deduction from asset accounts:
         Allowance for doubtful accounts                     $  1,265          174          474(a)         (139)      $  1,774

Year ended April 30, 1998:
    Deduction from asset accounts:
         Allowance for doubtful accounts                     $  1,774          214        1,082(a)         (953)      $  2,117

(a) The other addition to the allowance for doubtful accounts results from the acquisitions in fiscal 1996, 1997 and 1998 which were accounted for under the purchase method of accounting.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of July , 1998.

                                   MILLER INDUSTRIES, INC.


                                    By:  /s/ Jeffrey I. Badgley
                                        Jeffrey I. Badgley, President,
                                        Chief Executive Officer and Director

                            POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Badgley and Adam L. Dunayer, and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of July, 1998.


              SIGNATURE                                 TITLE
              ---------                                 -----

 /s/ William G. Miller                      Chairman of the Board of Directors
-------------------------------------
WILLIAM G. MILLER

 /s/ Jeffrey I. Badgley                      President, Chief Executive Officer
-------------------------------------        and Director
JEFFREY I. BADGLEY

/s/ Adam L. Dunayer                          Vice President, Treasurer and
-------------------------------------        Chief Financial Officer
ADAM L. DUNAYER                              (Principal Financial and
                                             Accounting Officer)

/s/ A. Russell Chandler, III                 Director
-------------------------------------
A. RUSSELL CHANDLER, III

/s/ Paul E. Drack                            Director
-------------------------------------
PAUL E. DRACK

/s/ Stephen A. Furbacher                     Director
-------------------------------------
STEPHEN A. FURBACHER

/s/ Richard H. Roberts                       Director
-------------------------------------
RICHARD H. ROBERTS

                              EXHIBIT INDEX


         DESCRIPTION
       -------------------------------

 3.1  Charter of the Registrant (composite conformed copy)

10.35 Credit Agreement Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.36 Negative Pledge Agreement Among NationsBank of Tennessee, N.A., the
      Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.37 Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998.

10.38 Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.

10.39 Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.

10.40 Revolving Note Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.41 Revolving Note Among Bank of America, FSB, the Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.42 Revolving Note Among Wachovia Bank, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.43 Revolving Note Among First American National Bank, the Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.44 Swing Line Note Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.45 LC Account Agreement Among NationsBank of Tennessee, N.A., the
      Registrant and certain subsidiaries of Registrant dated January 30, 1998.

10.46 Amendment No. 1 to the Credit Agreement Among NationsBank of
      Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 31, 1998.

21    Subsidiaries of the Registrant

23    Consent of Arthur Andersen LLP

24    Power of Attorney (see signature page)

27    Financial Data Schedule (for SEC use only)