Form 10-Q
period 1998-07-31
MILLER INDUSTRIES INC /TN/
filed 1998-09-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 31, 1998
                   Commission File No. 0-24298



                     MILLER INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)



              Tennessee                                62-1566286
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

            8503 Hilltop Drive
           Ooltewah, Tennessee                           37363
    (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code:  (423)238-4171



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES /X/ NO / /


The number of shares outstanding of the registrant's Common
Stock, $.01 par value, as of August 31, 1998 was 46,525,455.

                     MILLER INDUSTRIES, INC.



                              INDEX

PART I.   FINANCIAL INFORMATION                                     Page Number

     Item 1.   Financial Statements (Unaudited)
               --------------------------------

               Condensed Consolidated Balance Sheets -
               July 31, 1998 and April 30, 1998                           3

               Condensed Consolidated Statements of Income
               for the Three Months Ended July 31, 1998 and 1997          4

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended July 31, 1998 and 1997          5

               Notes to Condensed Consolidated Financial
               Statements                                                 6

     Item 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations                        8
               -----------------------------------


PART II.  OTHER INFORMATION

     Item 2    Legal Proceedings                                          10
               -----------------

     Item 6.   Exhibits and Reports on Form 8-K                           11
               --------------------------------


SIGNATURES                                                                12

                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                               (UNAUDITED)


                                                    ASSETS
                                                                               July 31,          April 30,
                                                                                 1998              1998
                                                                            ------------        ----------
CURRENT ASSETS:
 Cash and temporary investments                                              $  12,039          $   7,367
 Accounts receivable, net                                                       68,766             67,008
 Inventories                                                                    79,683             71,839
 Deferred income taxes                                                           4,222              4,217
 Prepaid expenses and other                                                      4,294              5,362
                                                                             ---------          ---------
 Total current assets                                                          169,004            155,793

 PROPERTY, PLANT AND EQUIPMENT, net                                             94,414             85,849

 GOODWILL, net                                                                  88,392             81,605

 OTHER ASSETS                                                                    8,909              6,483
                                                                             ---------          ---------
                                                                             $ 360,719          $ 329,730
                                                                             =========          =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term debt                                           $   3,468          $   4,900
 Accounts payable                                                               27,062             27,883
 Accrued liabilities and other                                                  17,727             18,236
                                                                             ---------          ---------
 Total current liabilities                                                      48,257             51,019
                                                                             ---------          ---------
 LONG-TERM DEBT, less current portion                                          120,136             95,778
                                                                             ---------          ---------

 DEFERRED INCOME TAXES                                                           2,724              2,697
                                                                             ---------          ---------

 SHAREHOLDERS' EQUITY  (Note 2):

      Preferred stock, $.01 par value, 5,000,000 shares authorized;
       none issued or outstanding                                                    0                  0
      Common stock, $.01 par value, 100,000,000 shares
        authorized; 46,495,863 and 45,941,814 shares issued
        and outstanding at July 31, 1998 and April 30, 1998,
        respectively                                                               465                459
 Additional paid-in capital                                                    145,235            139,480
 Retained earnings                                                              44,558             40,862
 Accumulated other comprehensive income                                           (656)              (565)
                                                                             ---------          ---------
 Total shareholders' equity                                                    189,602            180,236
                                                                             ---------          ---------
                                                                             $ 360,719          $ 329,730
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

                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)


                                                                 Three Months Ended
                                                                      July 31,
                                                           ----------------------------
                                                               1998              1997
                                                           ----------------------------
 NET SALES                                                 $  117,754        $   85,353

 COSTS AND EXPENSES:
 Costs of operations                                           92,312             67,229
 Selling, general, and administrative expenses                 17,030             10,200
 Interest expense, net                                          2,040                271
                                                           ----------        -----------
    Total costs and expenses                                  111,382             77,700
                                                           ----------        -----------

 INCOME BEFORE INCOME TAXES                                     6,372              7,653
 INCOME TAXES                                                   2,676              2,855
                                                           ----------        -----------

 NET INCOME                                                $    3,696        $     4,798
                                                           ==========        ===========
 NET INCOME PER COMMON SHARE:
       BASIC                                               $     0.08               0.11
                                                           ==========        ===========
       DILUTED                                             $     0.08               0.11
                                                           ==========        ===========
 WEIGHTED AVERAGE SHARES OUTSTANDING:
       BASIC                                                   46,064             43,037
                                                           ==========        ===========
       DILUTED                                                 47,195             45,214
                                                           ==========        ===========

See accompanying notes to condensed consolidated financial statements.

                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                               (UNAUDITED)
                                                                                    Three Months Ended July 31,
                                                                                    ---------------------------
                                                                                       1998              1997
                                                                                    ----------         --------
 OPERATING ACTIVITIES:

     Net income                                                                     $  3,696           $  4,798
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation and amortization                                                2,964              1,686
          Deferred income tax provision                                                  214                108
          Gain on disposals of property, plant, and equipment                           (351)                --
          Changes in operating assets and liabilities:
            Accounts receivable                                                         (637)            (4,878)
            Inventories                                                               (7,783)            (2,523)
            Prepaid expenses and other                                                   968               (376)
            Accrued liabilities                                                       (1,066)             1,302
            Accounts payable                                                            (939)            (6,854)
            Other assets                                                                 547                161
                                                                                    --------           --------
               Net cash used in operating activities                                  (2,387)            (6,576)
                                                                                    --------           --------
 INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment                                      (4,298)            (5,893)
     Proceeds from sales of property, plant, and equipment                               705                290
     Acquisition of businesses, net of cash acquired                                 (10,445)            (2,929)
     Funding of finance receivables                                                       --             (1,067)
     Other                                                                               (33)                --
                                                                                    --------           --------
               Net cash used in investing activities                                 (14,071)           (9,599)
                                                                                    --------           --------
 FINANCING ACTIVITIES:
     Net borrowings under line of credit                                              24,000             16,530
     Repayment of long-term debt                                                      (2,899)            (7,481)
     Proceeds from exercise of stock options                                              15                379
                                                                                    --------           --------
               Net cash provided by financing activities                              21,116              9,428
                                                                                    --------           --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    TEMPORARY INVESTMENTS                                                                 14                (23)
                                                                                    --------           --------
 NET INCREASE (DECREASE) IN CASH AND TEMPORARY
    INVESTMENTS                                                                        4,672             (6,770)
 CASH AND TEMPORARY INVESTMENTS, beginning of
    period                                                                             7,367              8,508
                                                                                    --------           --------
 CASH AND TEMPORARY INVESTMENTS, end of period                                      $ 12,039           $  1,738
                                                                                    ========           ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash payments for interest                                                       $  1,976           $    184
                                                                                    ========           ========
   Cash payments for income taxes                                                   $  1,668           $  1,608
                                                                                    ========           ========

See accompanying notes to condensed consolidated financial statements.

             MILLER INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)



1.   Basis of Presentation

     The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

2.   Net Income Per Share


     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 1.1 million and 2.2 million potential dilutive common shares for the three months ended July 31, 1998 and 1997, respectively. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.


3.   Inventories


     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.
     Inventories at July 31, 1998 and April 30, 1998 consisted of the following (in thousands):

                                              July 31,              April 30,
                                                1998                  1998
                                           -----------           ------------


                 Chassis                   $   18,217            $   14,211
                 Raw Materials                 23,890                22,027
                 Work in process               10,302                11,470
                 Finished goods                27,274                24,131
                                           ----------            ----------
                                           $   79,683            $   71,839
                                           ==========            ==========

4.   Business Combinations


     During the quarter ended July 31, 1998, the Company purchased all the outstanding common stock of 9 towing service companies and substantially all of the assets of 8 towing service companies through the issuance of approximately 539,300 shares of common stock and cash payments of approximately $8.0 million. These acquisitions were accounted for using the purchase method of accounting. The pro forma impact of these acquisitions on net income and earnings per share was not significant for the periods presented herein.


5.   Legal Matters


     In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company is required to produce information and documents to assist the Division in its investigation. It is unknown at this time The Company is continuing to cooperate with the government in its investigation.

     During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern
     District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety, however, the plaintiffs in that case have been granted permission by the Court to amend and refile their complaint. In both these actions, the Company denies liability and continues to vigorously defend itself.


     In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

6.   Comprehensive Income


     Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of approximately $3,605,000 and $5,291,000 for the quarters ended July 31, 1998 and 1997, respectively.


7.   Reclassifications


     Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations
-----------------------------------

RECENT DEVELOPMENTS

As more fully discussed in Note 4 to condensed consolidated financial statements, during the quarter ended July 31, 1998, the Company acquired a total of 17 towing service companies.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JULY 31, 1998 COMPARED
TO THREE MONTHS ENDED JULY 31, 1997

Net sales for the three months ended July 31, 1998, increased 38.0% to $117.8 million from $85.4 million for the comparable period in 1997. The increase in net sales was primarily the result of higher sales from the towing and recovery equipment segment, including higher sales of truck chassis and sales from Chevron, the towing and recovery equipment manufacturer acquired in December 1997, and the inclusion for the quarter ended July 31, 1998 of sales of towing service companies acquired since July 31, 1997.

Costs of operations for the three months ended July 31, 1998, increased 37.3% to $92.3 million from $67.2 million for the comparable period in 1997. Costs of operations as a percentage of net sales decreased to 78.4% from 78.8%. This reduction was primarily a result of the Company's towing service segment, which generally has a lower level of operating costs than the towing and recovery equipment segment, accounting for a higher proportion of revenues in the quarter ended July 31, 1998.

Selling, general and administrative expenses for the three months ended July 31, 1998, increased 67.0% to $17.0 million from $10.2 million for the comparable period of 1997. As a percentage of sales, selling, general and administrative expenses increased from 12.0% for the three months ended July 31, 1997 to 14.5% for the three months ended July 31, 1998. This increase was primarily a result of the Company's towing service segment, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the towing and recovery equipment segment.

Net interest expense increased $1.7 million to $2.0 million for the three months ended July 31, 1998 from $.3 million for the three months ended July 31, 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies.



LIQUIDITY AND CAPITAL RESOURCES


Cash flows used in operating activities were $5.4 million for the three month period ended July 31, 1998 as compared to $6.6 million for the comparable period of 1997. The cash flows used in operating activities were used primarily to fund working capital needed to support the growth of the businesses.

Cash used in investing activities was $11.1 million for the three month period ended July 31, 1998 compared to $9.6 million used in investing activities for the comparable period in 1997. The cash used in investing activities was primarily for capital expenditures and acquisition of businesses.

Cash provided by financing activities was $21.1 million for the three month period ended July 31, 1998 and $9.4 million for the comparable period in the prior year. The cash was provided primarily by borrowing under the Company's lines of credit.

$150,000,000 ( the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate plus a margin ranging from 0.625% to 1.5% based on a specified ratio of funded indebtedness to earnings or the prime rate, as elected by the Company. At July 31, 1998, $109 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions.

On May 1, 1998, the Company entered into an interest swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.

The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. Capital expenditures remaining for this expansion and additional equipment are expected to be approximately $2.9 million. As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $8.0 million for the purchase of towing service companies during the quarter ended July 31, 1998. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

RECENT ACCOUNTING PRONOUCEMENTS

The Company has adopted the provisions of Statement of Financial
Accounting No. 131, "Disclosures About Segments of an Enterprise and Related Information". The adoption will not have a significant impact on the condensed consolidated financial statements.

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

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton
County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety, however, the plaintiffs in that case have been granted permission by the Court to amend and refile their complaint. In both these actions, the Company denies liability and continues to vigorously defend itself.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Exhibit 10   - Form of Indemnification Agreement dated June 8,
                              1998 by and between Miller Industries, Inc. and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Adam L. Dunayer, Stephen Furbacher, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian

               Exhibit 27 - Financial Data Schedule (For SEC use only)

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

Date:     September 14, 1998