Form 10-Q
period 1998-10-31
MILLER INDUSTRIES INC /TN/
filed 1998-12-15
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1998
                         Commission File No. 0-24298



                           MILLER INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)



               Tennessee                                62-1566286
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

            8503 Hilltop Drive
               Ooltewah, TN                                 37363
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code:  (423) 238-4171 x238



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   /X/     NO   / /

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 1998 was 46,647,687.
                        MILLER INDUSTRIES, INC.

                                 INDEX


                                                                            Page
PART I.   FINANCIAL INFORMATION                                           Number
     Item 1.   Financial Statements (Unaudited)                           ------
               --------------------------------

               Condensed Consolidated Balance Sheets -
               October 31, 1998 and April 30, 1998                             3

               Condensed Consolidated Statements of Income
               for the Three Months and Six Months Ended
               October 31, 1998 and 1997                                       4

               Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended October 31, 1998 and 1997              5

               Notes to Condensed Consolidated Financial
               Statements                                                      6

     Item 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations                             9
               -----------------------------------


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13
               -----------------

     Item 4.   Submission of Matters to a Vote
               -------------------------------
               of Security Holders                                            14
               -------------------

     Item 6.   Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                    15

                                           MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share data)
                                                         (Unaudited)
                                                            ASSETS

                                                                          October 31,        April 30,
                                                                             1998              1998
                                                                       --------------   ----------------
CURRENT ASSETS:
  Cash and temporary investments                                       $      8,329     $      7,367
  Accounts receivable, net                                                   76,256           67,008
  Inventories                                                                90,153           71,839
  Deferred income taxes                                                       4,077            4,217
  Prepaid expenses and other                                                  4,456            5,362
                                                                       ------------     ------------
             Total current assets                                           183,271          155,793

PROPERTY, PLANT AND EQUIPMENT, net                                           95,957           85,849

GOODWILL, net                                                                91,138           81,605

OTHER ASSETS, net                                                             9,028            6,483
                                                                       ------------     ------------
                                                                       $    379,394     $    329,730
                                                                       ============     ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $      2,434     $      4,900
  Accounts payable                                                           32,822           27,883
  Accrued liabilities and other                                              13,604           18,236
                                                                       ------------     ------------
             Total current liabilities                                       48,860           51,019
                                                                       ------------     ------------

LONG-TERM DEBT, less current portion                                        134,189           95,778
                                                                       ------------     ------------
DEFERRED INCOME TAXES                                                         2,724            2,697
                                                                       ------------     ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;                   0                0
    none issued or outstanding
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 46,630,952 and 45,941,814 shares issued
    and outstanding at October 31, 1998 and April 30,
    1998, respectively                                                          466              459
  Additional paid-in capital                                                145,089          139,480
  Retained earnings                                                          48,601           40,862
  Accumulated other comprehensive income                                       (535)            (565)
                                                                       ------------     ------------
             Total shareholders' equity                                     193,621          180,236
                                                                       ------------     ------------
                                                                       $    379,394     $    329,730
                                                                       ============     ============

       See accompanying notes to condensed consolidated financial statements.

                                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                    October 31,                 October 31,
                                                           --------------------------   --------------------------
                                                               1998           1997          1998           1997
                                                           -----------    -----------   -----------    -----------
NET SALES                                                  $  134,055     $  94,727     $  251,809     $  180,080
                                                           ----------     ---------     ----------     ----------

COSTS AND EXPENSES:
  Costs of operations                                         107,153        76,221        199,465        143,450
  Selling, general, and administrative expenses                17,820        10,269         34,850         20,469
  Restructuring costs                                              --         4,100             --          4,100
  Interest expense, net                                         2,228           429          4,268            700
                                                           ----------     ---------     ----------     ----------
         Total costs and expenses                             127,201        91,019        238,583        168,719
                                                           ----------     ---------     ----------     ----------

INCOME BEFORE INCOME TAXES                                      6,854         3,708         13,226         11,361
INCOME TAXES                                                    2,812         1,410          5,488          4,265
                                                           ----------     ---------     ----------     ----------


NET INCOME                                                 $    4,042     $   2,298     $    7,738     $    7,096
                                                           ==========     =========     ==========     ==========
NET INCOME PER COMMON SHARE

  Basic:                                                   $     0.09     $    0.05     $     0.17     $     0.16
                                                           ==========     =========     ==========     ==========

  Diluted:                                                 $     0.09     $    0.05     $     0.16     $     0.15
                                                           ==========     =========     ==========     ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING

   Basic:                                                      46,518        44,072         46,291         44,001
                                                           ==========     =========     ==========     ==========

   Diluted                                                     47,323        45,868         47,283         45,988
                                                           ==========     =========     ==========     ==========

         See accompanying notes to condensed consolidated financial statements.

                                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)
                                                                      Six Months Ended October 31,
                                                                    ---------------------------------
                                                                         1998               1997
                                                                    -------------      -------------
OPERATING ACTIVITIES:
     Net income                                                     $     7,738        $      7,096
     Adjustments to reconcile net income to
       net cash used in operating activities:
          Depreciation and amortization                                   6,445               3,724
          Deferred income tax provision                                     212                 715
          Gain on sales of property, plant, and equipment                  (589)               (662)
          Changes in operating assets and liabilities:
            Accounts receivable                                          (6,891)              1,190
            Inventories                                                 (17,433)               (459)
            Prepaid expenses and other                                    1,022              (1,477)
            Accrued liabilities and other                                (6,282)             (3,133)
            Accounts payable                                              4,652             (14,615)
            Other assets                                                 (2,160)             (2,543)
                                                                    -----------        ------------
                Net cash used in operating activities                   (13,286)            (10,164)
                                                                    -----------        ------------
INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment                         (9,587)             (9,705)
     Proceeds from sales of property, plant, and equipment                1,341               1,058
     Acquisition of businesses, net of cash acquired                     (9,611)             (5,320)
     Proceeds from sale of finance receivables                              --                3,861
     Funding of finance receivables                                         --               (1,067)
     Other                                                                  (21)                384
                                                                    -----------        ------------
                Net cash used in investing activities                   (17,878)            (10,789)
                                                                    -----------        ------------
FINANCING ACTIVITIES:
     Net borrowings under line of credit                                 37,500              24,722
     Payments of long-term obligations                                   (4,699)            (10,775)
     Proceeds from exercise of stock options                                 77                 785
     Repurchase of common stock                                            (857)                --
                                                                    -----------        ------------
                Net cash provided by financing activities                32,021              14,732
                                                                    -----------        ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  TEMPORARY INVESTMENTS                                                     105                 --
                                                                    -----------        ------------
NET INCREASE IN CASH AND TEMPORARY
  INVESTMENTS                                                               962              (6,221)
CASH AND TEMPORARY INVESTMENTS, beginning of
  period                                                                  7,367               8,508
                                                                    -----------        ------------
CASH AND TEMPORARY INVESTMENTS, end of period                       $     8,329        $      2,287
                                                                    ===========        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash payments for interest                                       $     4,584        $        861
                                                                    ===========        ============
   Cash payments for income taxes                                   $     4,491        $      5,598
                                                                    ===========        ============

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

2.   Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.
     Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in .8 million and 1.8 million potential dilutive common shares for the three months ended October 31, 1998 and 1997, and 1.0 million and 2.0 million potential dilutive common shares for the six months ended October 31, 1998 and 1997, respectively. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.

3.   Inventories

     Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at October 31, 1998 and April 30, 1998 consisted of the following (in thousands):

                                         October 31,                  April 30,
                                             1998                        1998
                                        ------------                -----------

            Chassis                     $   22,685                  $   14,211
            Raw Materials                   22,378                      22,027
            Work in process                 12,094                      11,470
            Finished goods                  32,996                      24,131
                                        ----------                  ----------
                                        $   90,153                  $   71,839
                                        ==========                  ==========

4.   Business Combinations

     Throughout the six months ended October 31, 1998, the Company purchased 24 towing service companies for an aggregate purchase price of $15,361,000, which consisted of $10,088,000 in cash and $5,273,000
     (848,253 shares) of common stock. These acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $9,180,000.

5.   Legal Matters

     In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigation Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company is in the process of producing information and documents to assist the Division in its investigation. It is unknown at this time what the eventual outcome of this investigation will be. The Company is continuing to cooperate with the government in its investigation.

     During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities

     Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The plaintiffs have filed a motion for class certification which the Company will oppose. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety, however, the plaintiffs in that case have, with permission from the court, amended and refiled their complaint. The Company has filed a motion to dismiss the amended complaint which is pending and will be argued before the Court in January. In both these actions, the Company denied liability and continues to vigorously defend itself.

     In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.


6.   Stock Repurchase Plan

     The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of common stock from time to time until March 31, 1999. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. All shares purchased under the plan during fiscal 1999 and 1998 (200,000 shares at a cost of $.9 million for the six months ended October 31, 1998 and 547,900 shares at a cost of $4.2 million in fiscal 1998) were reissued as consideration for towing services companies acquired prior to October 31, 1998.

7.   Comprehensive Income

     Effective May 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments and tax benefit of stock option compensation deduction which resulted in total comprehensive income of approximately $4,206,000 and $2,914,000 for the three months ended October 31, 1998 and 1997, and $7,814,000 and $8,265,000 for the six
     months ended October 31, 1998 and 1997, respectively.

8.   Subsequent Events

     Subsequent to the end of the quarter, the Company has closed four additional acquisitions of towing service companies with aggregate annual historical revenues of approximately $3.7 million. The consideration for these transactions consists of approximately 16,000 shares of Company common stock and $4.1 million in cash as well as the assumption of certain indebtedness.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RECENT DEVELOPMENTS

As more fully discussed in Note 4 to condensed consolidated financial statements, during the six months ended October 31, 1998, the Company acquired a total of 24 towing service companies.

Subsequent to the end of the quarter and as more fully discussed in Note 8 to condensed consolidated financial statements, the Company has closed four additional acquisitions of towing service.

RESULTS OF OPERATIONS--THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

Net sales for the three months ended October 31, 1998, increased 41.5% to $134.1 million from $94.7 million for the comparable period in 1997. The increase in net sales was primarily the result of higher sales from the towing and recovery equipment segment, including higher sales of chassis and sales from Chevron, the towing and recovery equipment manufacturer acquired in December 1997, and the inclusion for the quarter ended October 31, 1998 of sales of towing services companies acquired since October 31, 1997.

Costs of operations for the three months ended October 31, 1998, increased 40.6% to $107.2 million from $76.2 million for the comparable period in 1997. Costs of operations as a percentage of net sales decreased to 79.9%
from 80.5%.   This reduction was primarily a result of the Company's towing services segment, which generally has a lower level of operating costs than the towing and recovery equipment segment, accounting for a higher proportion of revenues in the quarter ended October 31, 1998.

Selling, general and administrative expenses for the three months ended October 31, 1998, increased 73.5% to $17.8 million from $10.3 million for the comparable period in 1997. As a percentage of sales, selling, general and administrative expenses increased from 10.8% to 13.3%. The increase was primarily a result of the Company's towing services segment, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the towing and recovery equipment segment.

During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

Net interest expense increased $1.8 million to $2.2 million for three months ended October 31, 1998 from $0.4 million for the comparable period in 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies.

RESULTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

Net sales for the six months ended October 31, 1998 increased 39.8% to $251.8 million from $180.1 million for the comparable period in 1997. The increase in net sales was primarily the result of higher sales from the towing and recovery equipment segment, including higher sales of truck chassis and sales from Chevron, the towing and recovery equipment manufacturer acquired in December 1997, and inclusion for the six months ended October 31, 1998 of sales from the towing services companies acquired since October 31, 1997.

Costs of operations increased 39.0% to $199.5 million for the six months ended October 31, 1998 from $143.5 million for the comparable period in 1997. Costs of operations as a percentage of net sales decreased from 79.7% to 79.2%. This net decrease is attributed to the Company's towing services segment, which generally has a lower level of operating costs than the towing and recovery equipment segment, accounting for a higher portion of revenues for the six months ended October 31, 1998.

Selling, general and administrative expenses increased 70.3% to $34.9 million for the six months ended October 31, 1998 from $20.5 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses increased from 11.4% to 13.8%. The increase related primarily to the Company's towing services segment, which generally has a higher level of selling, general and administrative costs as a percentage of net sales than the towing and recovery equipment segment .

During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

Net interest expense increased $3.6 million to $4.3 million for the six months ended October 31, 1998 from $0.7 million for the six months ended October 31, 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of distributors and towing service companies.

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

Cash flows used in operating activities were $13.3 million for the six months ended October 31, 1998 as compared to $10.2 million used in operations for the comparable period of 1997. The increase in cash flows used in operating activities was primarily to fund working capital needed to support the growth of the businesses.

Cash used in investing activities was $17.9 million for the six months ended October 31, 1998 compared to $10.8 million for the comparable period in 1997. The cash used in investing activities was primarily for capital expenditures for equipment, building expansion and acquisitions of businesses.

Cash provided by financing activities was $32.0 million for the six months ended October 31, 1998 as compared to $14.7 million provided by financing activities for the comparable period in the prior year. The cash was provided primarily by borrowings under the Company's line of credit to fund working capital and acquisitions.

The Company has an unsecured revolving credit facility of $175,000,000 (the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate plus a margin ranging from 0.75% to 2.00% based on a specified ratio of funded indebtedness to earnings or the prime rate, as elected by the Company. At October 31, 1998, $122.5 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions.

On May 1, 1998, the Company entered into an interest rate swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.

The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. Capital expenditures remaining for this expansion and additional equipment are expected to be approximately $2.6 million. As described in
Note 4 to condensed consolidated financial statements, the Company has expended approximately $10.1 million for the purchase of companies for the
six months ended October 31, 1998.   Excluding the capital commitments set
forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and available credit funding will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of Statement of Financial Accounting
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption will not have a significant impact on the condensed consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

YEAR 2000

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company has been actively planning its systems for year 2000 compliance in its design, purchase, and installation processes. The impact of non-compliant systems of a significant number of suppliers, customers and its own internal applications could be material to the Company's operations.

The Company is in the process of implementing a new financial and manufacturing software system that has been certified as year 2000 compliant. Completion of this implementation at most of its domestic manufacturing facilities and towing service locations is expected to be complete by April 1999. The Company's distribution facilities are in the process of implementing year 2000 compliant financial software at all locations, with anticipated completion by the end of fiscal 1999. Neither implementation has been accelerated due to year 2000 issues, nor has any information technology project been deferred as a result of personnel or financial resource allocations to year 2000 issues.

Additionally, a project team has been formed to actively review and evaluate the Company's systems for year 2000 compliance. Included in this assessment is the review of both the hardware and software infrastructure that support the Company's major business functions. To date, the project team has completed approximately 15% of its review, and anticipates the majority of the review and remediation to be completed by April 30, 1999. Through October 31, 1998, remediation costs incurred have not been significant.

Besides impacting in-house systems, year 2000 issues could affect the Company's suppliers and customers. Certain suppliers have been surveyed for year 2000 compliance and state of readiness, with plans to contact additional suppliers over the next several months. The Company is not reliant on a single supplier for its raw material and purchased component needs. In the event that a significant number of the Company's suppliers or customers do not successfully and timely achieve their Year 2000 compliance, the Company's business or operations could be adversely affected.

The Company has and is addressing its year 2000 exposures. However, the Company has not yet formalized its contingency plans should an unforeseeable year 2000 issue arise that poses a significant threat to the Company's business. The Year 2000 project team will address these issues as part of the overall compliance review and recommend interim solutions until permanent ones are available. Management will continue to monitor the progress of the project team and make additional contingency plans as deemed necessary.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company is in the process of producing information and documents to assist the Division in its investigation. It is unknown at this time what the eventual outcome of the investigation will be. The Company is continuing to cooperate with the government in its investigation.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October
15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia.
The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The plaintiffs have filed a motion for class certification which the Company will oppose. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety, however, the plaintiffs in that case have, with permission from the court, amended and refiled their complaint.
The Company has filed a motion to dismiss the amended complaint which is pending and will be argued before the Court in January. In both these actions, the Company denied liability and continues to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Friday, September 11, 1998 in Norcross, Georgia, at which the following matters were submitted to a vote of the shareholders:

       (a) Votes cast for or withheld regarding the election of six (6) Directors for a term of one (1) year were as follows:

                                       FOR             WITHHELD
                                   ----------          --------
      Jeffrey I. Badgley           37,063,712          166,625
      A. Russell Chandler III      37,075,784          154,553
      Paul E. Drack                37,073,234          157,103
      Stephen A. Furbacher         37,071,252          159,085
      William G. Miller            37,063,629          166,708
      Richard H. Roberts           36,975,134          255,203

       (b) Votes cast for or against and the number of abstentions regarding the other matter voted upon at the meeting were as follows:

DESCRIPTION OF MATTER                   FOR        AGAINST      ABSTAINED
---------------------                   ---        -------      ---------
Ratification of the appointment
of Arthur Andersen LLP as
independent auditors of the
Company to serve for the 1999
fiscal year                          37,032,645    144,741        52,951

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          ---------

          Exhibit 10.1 - Employment Agreement between Miller Industries, Inc.
                         and Jeffrey I. Badgley, dated September 11, 1998

          Exhibit 10.2 - Employment Agreement between Miller Industries, Inc.
                         and Adam L. Dunayer, dated September 11, 1998

          Exhibit 10.3 - Employment Agreement between Miller Industries, Inc.
                         and Frank Madonia, dated September 11, 1998

          Exhibit 10.4 - Agreement between Miller Industries, Inc. and Jeffrey
                         I. Badgley, dated September 11, 1998

          Exhibit 10.5 - Agreement between Miller Industries, Inc. and Adam L.
                         Dunayer, dated September 11, 1998

          Exhibit 10.6 - Agreement between Miller Industries, Inc. and Frank
                         Madonia, dated September 11, 1998

          Exhibit 27 -  Financial Data Schedule (For SEC use only)


     (b) Reports on Form 8-K - The Registrant filed a report on Form 8-K on September 30, 1998 under Item 5.

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

Date:     December 15, 1998