Form 10-Q
period 1999-01-31
MILLER INDUSTRIES INC /TN/
filed 1999-03-16
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549


                          FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1999
                 Commission File No. 0-24298


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

                             YES /X/   NO / /


The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 1999 was 46,448,530.

                        MILLER INDUSTRIES, INC.

                                 INDEX



PART I.   FINANCIAL INFORMATION                                   Page Number
     Item 1.   Financial Statements (Unaudited)
               --------------------------------

               Condensed Consolidated Balance Sheets -
               January 31, 1999 and April 30, 1998                     3

               Condensed Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               January 31, 1999 and 1998                               4

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended January 31, 1999 and 1998     5

               Notes to Condensed Consolidated Financial
               Statements                                              6

     Item 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations                     9
               -----------------------------------


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
               -----------------
     Item 6.   Exhibits and Reports on Form 8-K                       14
               ---------------------------------

SIGNATURES                                                            16

                               MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)
                                              (Unaudited)
                                                 ASSETS

                                                                        January 31,    April 30,
                                                                           1999           1998
                                                                       -----------   -------------
CURRENT ASSETS:
  Cash and temporary investments                                       $    11,865   $       7,367
  Accounts receivable, net                                                  81,449          67,008
  Inventories                                                               88,899          71,839
  Deferred income taxes                                                      4,131           4,217
  Prepaid expenses and other                                                 5,104           5,362
                                                                       -----------     -----------
             Total current assets                                          191,448         155,793


PROPERTY, PLANT AND EQUIPMENT, net                                          97,244          85,849

GOODWILL, net                                                               95,198          81,605

OTHER ASSETS, net                                                            8,965           6,483
                                                                       -----------     -----------
                                                                       $   392,855    $    329,730
                                                                       ===========    ============
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $     2,437     $     4,900
  Accounts payable                                                          29,127          27,883
  Accrued liabilities and other                                             18,175          18,236
                                                                       -----------     -----------
             Total current liabilities                                      49,739          51,019
                                                                       -----------     -----------
LONG-TERM DEBT, less current portion                                       147,446          95,778
                                                                       -----------     -----------
DEFERRED INCOME TAXES                                                        2,804           2,697
                                                                       -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued or outstanding                                                  --              --
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 46,448,530 and 45,941,814 shares issued
     and outstanding at January 31, 1999 and April 30,
     1998, respectively                                                        464             459
  Additional paid-in capital                                               141,954         139,480
  Retained earnings                                                         50,851          40,862
  Accumulated other comprehensive income                                      (403)           (565)
                                                                       -----------     -----------
             Total shareholders' equity                                    192,866         180,236
                                                                       -----------     -----------
                                                                       $   392,855     $   329,730
                                                                       ===========     ===========

(/TABLE>
          See accompanying notes to condensed consolidated financial statements.


                                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                            January 31,                  January 31,
                                                    ------------------------    -------------------------
                                                        1999         1998           1999          1998
                                                    -----------   ----------     ----------    ----------
NET SALES                                           $   132,629   $  105,220     $  384,438    $  285,300
                                                    -----------   ----------     ----------    ----------
COSTS AND EXPENSES:
  Costs of operations                                   107,375       86,777        306,839       230,237
  Selling, general, and administrative expenses          18,705       13,362         53,556        33,842
  Restructuring costs                                        --           --             --         4,100
  Interest expense, net                                   2,734          970          7,003         1,670
                                                    -----------   ----------     ----------    ----------
         Total costs and expenses                       128,814      101,109        367,398       269,849
                                                    -----------   ----------     ----------    ----------
INCOME BEFORE INCOME TAXES                                3,815        4,111         17,040        15,451
INCOME TAXES                                              1,564        1,720          7,052         5,985
                                                    -----------   ----------     ----------    ----------

NET INCOME                                         $     2,251    $    2,391     $   9,988     $    9,466
                                                   ===========    ==========     =========     ==========
NET INCOME PER SHARE:
   Basic                                           $      0.05    $     0.05     $    0.22     $     0.21
                                                   ===========    ==========     =========     ==========

   Diluted                                         $      0.05    $     0.05     $    0.21     $     0.21
                                                   ===========    ==========     =========     ==========
WEIGHTED AVERAGE SHARES
     OUTSTANDING:

   Basic                                                46,229        44,873        46,354         44,208
                                                   ===========    ==========     =========     ==========

   Diluted                                              47,075        46,285        47,317         46,008
                                                   ===========    ==========     =========     ==========
(/TABLE>

          See accompanying notes to condensed consolidated financial statements.



                                MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)
                                                                      Nine Months Ended
                                                                         January 31,
                                                                  -----------------------
                                                                      1999         1998
                                                                  ---------      --------
OPERATING ACTIVITIES:
   Net income                                                     $   9,988      $  9,466
   Adjustments to reconcile net income to net
     cash used in operating activities:
        Depreciation and amortization                                10,701         6,442
        Deferred income tax provision                                   170        (1,554)
        Gain on sales of property, plant, and equipment                (715)         (965)
        Changes in operating assets and liabilities:
          Accounts receivable                                       (11,844)       (7,878)
          Inventories                                               (16,027)         (987)
          Prepaid expenses and other                                    248        (2,617)
          Accrued liabilities and other                              (1,668)       (1,886)
          Accounts payable                                              454       (14,085)
          Other assets                                               (2,299)       (2,694)
                                                                  ---------      --------
                Net cash used in operating activities               (10,992)      (16,758)
                                                                  ---------      --------
INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                      (12,326)      (14,808)
   Proceeds from sales of property, plant, and equipment              2,313         1,648
   Acquisition of businesses, net of cash acquired                  (17,508)      (18,172)
   Proceeds from sale of finance receivables                             --         3,861
   Funding of finance receivables                                        --        (1,067)
   Other                                                               (136)          560
                                                                  ---------      --------
                Net cash used in investing activities               (27,657)      (27,978)
                                                                  ---------      --------
FINANCING ACTIVITIES:
   Net borrowings under line of credit                               51,000        55,133
   Payments on long-term debt                                        (6,191)      (14,551)
   Proceeds from exercise of stock options                               82           965
   Repurchase of common stock                                        (1,868)           --
                                                                  ---------      --------
               Net cash provided by financing activities             43,023        41,547
                                                                  ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   TEMPORARY INVESTMENTS                                                124           (16)
                                                                  ---------      --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   INVESTMENTS                                                        4,498        (3,205)
CASH AND TEMPORARY INVESTMENTS, beginning of period                   7,367         8,508
                                                                  ---------      --------
CASH AND TEMPORARY INVESTMENTS, end of period                     $  11,865      $  5,303
                                                                  =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest                                     $   7,143      $  1,508
                                                                  =========      ========
   Cash payments for income taxes                                 $   4,787      $  7,235
                                                                  =========      ========
(/TABLE>
          See accompanying notes to condensed consolidated financial statements.

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

2.   Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.
     Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in .8 million and 1.4 million potential dilutive common shares for the three months ended January 31, 1999 and 1998, and 1.0 million and 1.8 million potential dilutive common shares for the nine months ended January 31, 1999 and 1998, respectively. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.

3.   Inventories

     Inventory costs include materials, labor and factory overhead.
     Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at January 31, 1999 and April 30, 1998 consisted of the following (in thousands):


                                       January 31,                    April 30,
                                          1999                           1998
                                       -----------                    ---------
            Chassis               $      21,433                  $      14,211
            Raw Materials                21,685                         22,027
            Work in process              14,061                         11,470
            Finished goods               31,720                         24,131
                                  -------------                  -------------
                                  $      88,899                  $      71,839
                                  =============                  =============
(/TABLE>

4.   Business Combinations

     Throughout the nine months ended January 31, 1999, the Company purchased 30 towing services companies for an aggregate purchase price of $23,954,000, which consisted of $18,600,000 in cash and $5,354,000 (864,427 shares) of common stock. These acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $13,023,000.

5.   Legal Matters

     In January 1998, the Company received a letter from the Antitrust
     Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering
     "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil
     Investigation Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company has produced information and documents to assist in the investigation, and the Company is continuing to cooperate with the government. It is unknown at this time what the eventual outcome of the investigation will be.

     During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United
     States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton
     County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The plaintiffs have filed a motion for class certification which the Company has opposed. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. In both these actions, the Company has denied liability and continues to vigorously defend itself.

     In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

6.   Stock Repurchase Plan

     The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of common stock from time to time until March
     31, 1999. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. All shares purchased under the plan during fiscal 1999 and 1998 (400,000 shares at a cost of $1.9 million for the nine months ended January 31, 1999 and 547,900 shares at a cost of $4.2 million in fiscal 1998) were reissued as consideration for towing services companies acquired prior to January 31, 1999.

7.   Comprehensive Income

     Effective May 1, 1998, the company adopted Statement of Financial
     Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments and tax benefit of stock option compensation deduction which resulted in total comprehensive income of approximately $2,383,000 and $2,457,000 for the three months ended January 31, 1999 and 1998 and $10,196,000 and $10,762,000 for the nine months ended January
     31, 1999 and 1998, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

RECENT DEVELOPMENTS

As more fully discussed in Note 4 to condensed consolidated financial statements, during the nine months ended January 31, 1999, the Company acquired a total of 30 towing services companies.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1998

Net sales for the three months ended January 31, 1999, increased 26.0% to $132.6 million from $105.2 million for the comparable period in 1998. The increase in net sales was primarily the result of higher sales from the towing and recovery equipment segment, including sales from Chevron, the towing and recovery equipment manufacturer acquired in December 1997, and the inclusion for the quarter ended January 31, 1999 of sales of towing services companies acquired since January 31, 1998.

Costs of operations for the three months ended January 31, 1999, increased 23.7% to $107.4 million from $86.8 million for the comparable period in 1998.  Costs of operations as a percentage of net
sales decreased to 81.0% from 82.5%.   This reduction was primarily a
result of the Company's towing services segment, which generally has a lower level of operating costs than the towing and recovery equipment segment, accounting for a higher proportion of revenues in the quarter ended January 31, 1999.

Selling, general and administrative expenses for the three months ended January 31, 1999, increased 40.0% to $18.7 million from $13.4 million for the comparable period in 1998. As a percentage of sales, selling, general and administrative expenses increased from 12.7% to 14.1%. The increase was primarily a result of the Company's towing services segment, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the towing and recovery equipment segment.

Net interest expense increased $1.7 million to $2.7 million for three months ended January 31, 1999 from $1.0 million for the comparable period in 1998 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing services companies.

RESULTS OF OPERATIONS--NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO
NINE MONTHS ENDED JANUARY 31, 1998

Net sales for the nine months ended January 31, 1999 increased 34.7% to $384.4 million from $285.3 million for the comparable period in 1998. The increase in net sales was primarily the result of higher sales from the towing and recovery equipment segment, including higher sales of truck chassis and sales from Chevron, the towing and recovery equipment manufacturer acquired in December 1997, and inclusion for the nine months ended January 31, 1999 of sales from the towing services companies acquired since January 31, 1998.

Costs of operations increased 33.3% to $306.8 million for the nine months ended January 31, 1999 from $230.2 million for the comparable period in 1998. Costs of operations as a percentage of net sales decreased from 80.7% to 79.8%. This net decrease is attributed to the Company's towing services segment, which generally has a lower level of operating costs than the towing and recovery equipment segment, accounting for a higher portion of revenues for the nine months ended
January 31, 1999.

Selling, general and administrative expenses increased 58.3% to $53.6 million for the nine months ended January 31, 1999 from $33.8 million for the comparable period of 1998. As a percentage of net sales, selling, general and administrative expenses increased from 11.9% to 13.9%. The increase related primarily to the Company's towing services segment, which generally has a higher level of selling, general and administrative costs as a percentage of net sales than the towing and recovery equipment segment .

During the second quarter of fiscal 1998, the Company recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

Net interest expense increased $5.3 million to $7.0 million for the nine months ended January 31, 1999 from $1.7 million for the nine months ended January 31, 1998 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing services companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for working capital, debt service, capital expenditures, and the Company's towing services acquisition program. The Company has financed its operations and growth from internally generated funds and debt financing since fiscal 1997.

Cash flows used in operating activities were $11.0 million for the nine months ended January 31, 1999 as compared to $16.8 million used in operations for the comparable period of 1998. The cash used in operating activities was primarily to fund working capital needed to support the growth of the businesses.

Cash used in investing activities was $27.7 million for the nine months ended January 31, 1999 compared to $28.0 million for the comparable period in 1998. The cash used in investing activities was primarily for capital expenditures for equipment, building expansion and acquisitions of businesses.

Cash provided by financing activities was $43.0 million for the nine months ended January 31, 1999 as compared to $41.5 million provided by financing activities for the comparable period in the prior year. The cash was provided primarily by borrowings under the Company's line of credit to fund working capital and acquisitions.

The Company has an unsecured revolving credit facility of $175,000,000
(the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate plus a margin ranging from 0.75% to 2.00% based on a specified ratio of funded indebtedness to earnings or the prime rate, as elected by the Company. At January 31, 1999, $136 million was outstanding under the
Credit Facility.  The Credit Facility imposes restrictions on the
Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions.

On May 1, 1998, the Company entered into an interest rate swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin.
The agreement expires at the end of three years unless cancelled by the bank at the end of two years.

The Company is currently increasing the capacity of its plant in
Ooltewah, Tennessee.  Capital expenditures remaining for this expansion and additional equipment are expected to be approximately
$2.2 million.  As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $18.6 million for the purchase of towing services companies for the nine
months ended January 31, 1999.   Excluding the capital commitments
set forth above, the Company has no other pending material commitments.
The Company believes that cash on hand, cash flows from operations and available credit funding will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company will adopt the provisions of Statement of Financial
Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an
Enterprise and Related Information" in connection with its financial statements for the year ending April 30, 1999. Statement No. 131 will have no effect on the consolidated results of operations or financial condition of the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No.
133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

YEAR 2000

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000.
The Company has been actively planning its systems for year 2000 compliance in its design, purchase, and installation processes. The impact of non-compliant systems of a significant number of suppliers, customers, and its own internal applications could be material to the Company's operations.

The Company is in the process of implementing a new financial and manufacturing software system that has been certified as year 2000 compliant. Completion of this implementation at its domestic manufacturing facilities is expected to be complete by June 1999. The
Company's distribution facilities are in the process of implementing year 2000 compliant financial software at all locations, with anticipated completion by the end of fiscal 1999. Neither implementation has been accelerated due to year 2000 issues, nor has any information technology project been deferred as a result of personnel or financial resource allocations to year 2000 issues.

Additionally, a project team has been formed to actively review and evaluate the Company's systems for year 2000 compliance. Included in this assessment is the review of both the hardware and software infrastructure that supports the Company's major business functions.
To date, the project team has completed approximately 25% of its review, and anticipates the majority of the review and planning to be completed by May 1999. Remediation will take place from May 1999 to December 1999. Through January 31, 1999, remediation costs incurred have not been significant.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In January 1998, the Company received a letter from the Antitrust
Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigation Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company has produced information and documents to assist in the investigation, and the Company is continuing to cooperate with the government. It is unknown at this time what the eventual outcome of the investigation will be.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997.  Four of
the suits were filed in the United  States District Court for the
Northern District of Georgia.   The remaining suit was filed in the
Chancery Court of Hamilton County, Tennessee.  In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged.  Four of the complaints assert claims under Sections 10(b) and 20 of the Securities
Act of 1934.  The complaints name as the defendants the Company and various of its present and former directors and officers.  The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions.  The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part.  The plaintiffs have filed a motion for class certification which the Company has opposed.
The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety.  The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. In both these actions, the Company has denied liability and continues to vigorously defend itself.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Exhibit 27 - Financial Data Schedule (For SEC use only).

          (b)  Reports on Form 8-K.

               There have been no reports on Form 8-K during this filing period.







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

Date:     March 16, 1999



                              15

