Form 10-K
period 1999-04-30
MILLER INDUSTRIES INC /TN/
filed 1999-07-29
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended April 30, 1999
                           Commission File No. 0-24298

                             MILLER INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    TENNESSEE
          -------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   62-1566286
                      ------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  8503 HILLTOP DRIVE, OOLTEWAH, TENNESSEE 37363
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (423) 238-4171

Securities registered pursuant to Section 12(b) of the Act:

           Common Stock, Par Value $0.01 Per Share.
           ----------------------------------------

Name of each exchange on which registered:  New York Stock Exchange.
                                            ------------------------

Securities registered pursuant to Section 12(g) of the Act:  None.
                                                             -----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 27, 1999 was $133,550,000 based on the closing sale price of the Common Stock as reported by the New York Stock Exchange on such date. See Item 12.

         At July 27, 1999 there were 46,794,297 shares of Common Stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

         Pursuant to Rule 12b-25, the following Items have been omitted from this Form 10-K: Items 6, 7, 8, 14(a)(1), 14(a)(2), 14(c) and 14(d).

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT

                                     PART I

ITEM 1.
       BUSINESS............................................................ 1

ITEM 2.
       PROPERTIES.......................................................... 17

ITEM 3.
       LEGAL PROCEEDINGS................................................... 17

ITEM 4.
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 18

                                     PART II

ITEM 5.
       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS......................................... 18

ITEM 6.
       SELECTED FINANCIAL DATA............................................. 19

ITEM 7.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS................................. 19

ITEM 8.
       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 19

ITEM 9.
       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE................................. 19

                                    PART III

ITEM 10.
       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 20

ITEM 11.
       EXECUTIVE COMPENSATION.............................................. 21

ITEM 12.
       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT...................................................... 22

ITEM 13.
       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 23

                                     PART IV

ITEM 14.
       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K.........................................................

FINANCIAL STATEMENTS........................................................F-1

FINANCIAL STATEMENT SCHEDULES...............................................S-1

SIGNATURES.................................................................II-1

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

         As a natural extension of its leading market position in manufacturing and strong brand name recognition, the Company has broadened its strategy to include vertical integration, with the goal of achieving operating efficiencies while becoming a leading worldwide manufacturer, distributor and financial services provider in the towing and recovery industry. The Company's owned distributors and its independent distributors form a North American distribution network for towing and recovery equipment as well as other specialty truck equipment and components.

         In February 1997, the Company formed its towing service division, RoadOne, to begin building a national towing service network. RoadOne offers a broad range of towing and transportation services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, environmental clean-up services, and transporting new and used vehicles and heavy construction equipment. In fiscal 1999, the Company, through its RoadOne subsidiary, acquired 35 towing service companies with aggregate historical annual revenues of approximately $35.9 million. These acquisitions are part of the Company's plan to establish a national towing service network through owned companies in combination with an extensive group of affiliates. At July 23, 1999, the Company was operating over 200 facilities serving 49 markets in 27 states, and had relationships with over 2,184 RoadOne affiliates. The Company intends to continue its expansion into additional towing service markets.

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

          RISKS OF FOREIGN MARKETS. The Company's growth strategy includes the expansion of its operations in foreign markets. In January 1996 the Company acquired S.A. Jige International ("Jige"), a French manufacturer of wreckers and car carriers, and in April 1996 the Company acquired Boniface Engineering Limited ("Boniface"), a British manufacturer of towing and recovery equipment. Prior to these acquisitions, the Company had limited experience with sales and manufacturing operations outside North America. There is no assurance that the Company will be able to successfully integrate and expand its foreign operations. Furthermore, there is no assurance that the Company will be able to successfully expand sales outside of North America or compete in markets in which it is unfamiliar with cultural and business practices. The Company's foreign operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions and currency translations, changing political conditions and governmental regulations.

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

         CYCLICAL NATURE OF INDUSTRY, GENERAL ECONOMIC CONDITIONS AND WEATHER. The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on the Company's operations. The industry is also influenced by consumer confidence and general credit availability, and by weather conditions.

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

         COMPETITION. The towing and recovery equipment manufacturing industry is highly competitive. Competition for sales exists at both the distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price. In addition, sales of the Company's products are affected by the market for used towing and recovery equipment. Certain of the Company's competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company. Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, therefore the Company's towing service operations will face continued competition from many operators across the country. The Company also faces competition in its consolidation of professional towing operators. These operators could be consolidated by other companies, individuals or entities, or they could enter into affiliate relationships with other companies. In addition, the Company's presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company. The Company may also face significant competition from large competitors as it enters other new lines of business, including equipment distribution and financial services.

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

          CONTROL BY PRINCIPAL SHAREHOLDER. William G. Miller, the Chairman of the Company, beneficially owns approximately 15% of the outstanding shares of Common Stock. Accordingly, Mr. Miller has the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

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

         The  Company's   products  are  sold  primarily   through   independent
distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim and the Middle East. As a result of its ownership of Jige in France and Boniface in the United Kingdom, the Company has substantial distribution capabilities in Europe. While most of the Company's distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of the Company's independent distributors sell the Company's products on an exclusive basis. In addition to selling the Company's products to towing operators, the distributors provide parts and service. The Company also has independent sales representatives that exclusively market the Company's products and provide expertise and sales assistance to distributors. Management believes the strength of the Company's distribution network and the breadth of its product offerings are two key advantages over its competitors.

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

         CAR CARRIERS. Car carriers are specialized flat-bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over longer distances. In addition to transporting vehicles, car carriers may also be used for other purposes, including transportation of industrial equipment. In recent years, professional towing operators have added car carriers to their fleets to complement their towing capabilities.

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

         CHEVRON(TM). The Company's Chevron product line is comprised primarily of premium car carriers. Chevron produces a range of premium single-car, multi-car and industrial carriers, light duty wreckers and other towing and recovery equipment. The Chevron line is operated autonomously with its own independent distribution network that focuses on the salvage industry.

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

         The Company has developed a diverse customer base consisting of approximately 175 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the fiscal year ended April 30, 1999, no single distributor accounted for more than 5% of the Company's sales. Management believes the Company's broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

         To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company's sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA "24 Hours at Daytona" Molson Indy, the Brickyard, and the Indy 500 races, among others.

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

         TOWING EQUIPMENT DISTRIBUTOR ACQUISITIONS

         During fiscal years 1997 and 1998, the Company's distribution group acquired 10 towing equipment distributors. These distributors are located in California, Colorado, Florida, Georgia, Illinois, Missouri and Mississippi and in British Columbia and Ontario, Canada. The acquired distributors market the Company's products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors. The Company-owned distributors generally do not compete in the same geographic markets as the Company's independent distributors.

         The Company may acquire additional towing equipment distributors from time to time and anticipates financing such acquisitions with issuances of Common Stock, cash and/or borrowings under lines of credit, but is not currently a party to any agreement to acquire any other distributors. The Company uses an internal acquisition team, supplemented as needed by outside advisors, and its extensive contacts in the towing service industry, to identify, evaluate, acquire and integrate towing equipment distributors. Acquisition candidates are evaluated based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews.

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

         PRODUCT WARRANTIES AND INSURANCE

         The Company offers a 12-month limited manufacturer's product and service warranty on its wrecker and car carrier products. The Company's warranty generally provides for repair or replacement of failed parts or components. Warranty service is usually performed by the Company or an authorized distributor. Due to its emphasis on quality production, the Company's warranty expense in fiscal 1999 averaged less than 1% of net sales. Management believes that the Company maintains adequate general liability and product liability insurance.

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

         EMPLOYEES

         At April 30, 1999, the Company employed approximately 1,287 people in its towing and recovery equipment manufacturing and distribution operations. None of the Company's employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government's employment regulations. The Company considers its employee relations to be good.

TOWING SERVICES - ROADONE

         In February 1997, the Company formed its towing services division, RoadOne, to begin building a national towing service network. With the acquisition of 112 towing service companies as of July 23, 1999, RoadOne has become a leading towing service company with operations at over 200 locations in 27 states. RoadOne's corporate offices are located in Chattanooga, Tennessee.

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

         LIEN AND SALVAGE SALES. In conjunction with providing towing and recovery services, vehicles may be towed to a Company facility where the vehicle is impounded and placed in storage. Such a vehicle will remain in storage until its owner pays the towing fee, which is typically based on an hourly charge, and any daily storage fees to the Company, as well as any fines due to law enforcement agencies. If the vehicle is not claimed within a period prescribed by law (typically between 30 and 90 days), RoadOne may complete lien proceedings and sell the vehicle at auction or to a scrap metal facility, depending on the value of the vehicle.

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

         During fiscal 1999, the Company acquired 35 towing service companies in separate transactions, none of which were individually material to the financial results of the Company. The Company issued an aggregate of approximately 1.2 million shares of Common Stock and paid approximately $22.3 million in cash in such transactions which have been accounted for under the purchase method of accounting. Subsequent to April 30, 1999, the Company has acquired one additional towing service company as of July 23, 1999, paying approximately $1.3 million in cash. This transaction was accounted for under the purchase method of accounting.

         At July 23, 1999, the Company had entered into letters of intent to acquire six additional towing service companies in transactions expected to close over the following several weeks. These transactions are subject to customary conditions, including completion of due diligence investigations and execution of definitive acquisition agreements, among others. The Company intends to continue to aggressively pursue additional purchases of towing service companies.

         AFFILIATE PROGRAM

         In order to offer a nationwide towing service, the Company has established an affiliate program under which independent professional towers who meet the Company's criteria provide towing services under the RoadOne name as "affiliates." RoadOne affiliated companies will be offered many of the benefits of owned companies, such as product rebates, lower costs for financing and insurance, quantity buying advantages, national marketing strength and driver training. The Company's intention is eventually to sign agreements with a large number of RoadOne affiliates across North America. As of July 23, 1999, the Company had signed 2,184 agreements with RoadOne affiliates in all 50 states, Puerto Rico and five provinces in Canada.

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

         EMPLOYEES

         At April 30, 1999, the Company employed approximately 3,022 people at RoadOne. None of the Company's RoadOne employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

PATENTS AND TRADEMARKS

         The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in mid-year 2004. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that utilization of such devices without a license is an infringement of the Company's patents. The Company has successfully litigated infringement lawsuits in which the validity of the Company's patents on this technology was upheld, and successfully settled other lawsuits. The Company also holds a number of other utility and design patents covering other products, including the "Eagle-Claw" hook up system, the Vulcan "scoop" wheel-retainer and the car carrier anti-tilt device. The Company has also obtained the rights to use and develop certain technologies owned or patented by others.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                  NAME                        AGE                     POSITION WITH THE COMPANY
                  ----                        ---                     -------------------------
William G. Miller......................       52      Chairman of the Board
Jeffrey I. Badgley.....................       48      President, Chief Executive Officer and Director
James A. McKinney......................       54      Chief Executive Officer - RoadOne, Inc. and Director
Frank Madonia..........................       50      Executive Vice President, Secretary and General Counsel
J. Vincent Mish........................       48      Vice  President,  Chief  Financial  Officer  and  President  of
                                                           Financial Services Group
Daniel N. Sebastian....................       56      Vice President


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

          JAMES A. MCKINNEY has served as Chief Executive Officer of RoadOne, Inc. since June 1999, and as a director of the Company since June 1999. From August 1998 through June 1999, Mr. McKinney served as Executive Vice President of Rollins, Inc.. From January 1997 through May 1998, Mr. McKinney served as the Chief Executive Officer of Skywire. From 1993 to 1997 he served as Senior Vice President for Federal Express.

         FRANK MADONIA has served as Executive Vice President, General Counsel and Secretary of the Company since September 1998. From April 1994 to September 1998 Mr. Madonia served as Vice President, General Counsel and Secretary of the Company. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye Inc., The Signal Companies, Inc. and Allied-Signal Inc. In addition, Mr. Madonia is registered to practice before the United States Patent and Trademark Office.

          J. VINCENT MISH is a certified public accountant and has served as President of the Financial Services Group since September 1996 and as a Vice President of the Company since April 1994. From April 1994 through September 1996, Mr. Mish served as Chief Financial Officer and Treasurer of the Company, a position he reassumed in June, 1999. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee, Georgia and Michigan Certified Public Accountant societies.

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

ITEM 2.  PROPERTIES

          The Company operates four manufacturing facilities in the United States. The facilities are located in (i) Ooltewah, Tennessee, (ii) Hermitage, Pennsylvania, (iii) Mercer, Pennsylvania, and (iv) Greeneville, Tennessee. The Ooltewah plant, containing approximately 208,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, which was acquired in December 1997, contains approximately 100,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 100,000 square feet, primarily produces car carriers.

          The Company operates two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 100,000 square feet, and one in Norfolk, England, which contains approximately 22,500 square feet.

          Management believes that its existing manufacturing facilities will allow the Company to meet anticipated demand for its products.

          In connection with its acquisition of over 112 towing service companies, the Company has acquired or entered into leases for property at over 200 locations in 27 states. These facilities are utilized as offices for administrative and dispatch operations, garages for repair and upkeep of towing vehicles, and lots for storage and impounding of towed cars. RoadOne's corporate offices are housed in 10,000 square feet of leased space in Chattanooga, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

          In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigation Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company has produced information and documents to assist in the investigation, has corresponded and met with the Division concerning the investigation, and is continuing to cooperate with the Division. It is unknown at this time what the eventual outcome of the investigation will be.

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999 counsel for plaintiffs filed a notice of appeal. In both these actions, the Company has denied liability and will continue to vigorously defend itself.

          In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Registrant's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MLR." The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 1997 through April 30, 1999.


                                                                                  HIGH                   LOW
                                                                                  ----                   ----
FISCAL YEAR ENDED APRIL 30, 1998
   First Quarter                                                                 $17.63                 $11.88
   Second Quarter                                                                $18.25                 $ 9.00
   Third Quarter                                                                 $12.00                 $ 9.06
   Fourth Quarter                                                                $11.44                 $ 6.19

FISCAL YEAR ENDED APRIL 30, 1999
   First Quarter                                                                 $ 8.88                 $ 6.19
   Second Quarter                                                                $ 7.44                 $ 3.75
   Third Quarter                                                                 $ 7.00                 $ 4.00
   Fourth Quarter                                                                $ 6.31                 $ 4.19


         The approximate number of holders of record and beneficial owners of Common Stock as of July 27, 1999 was 1,874 and 10,000, respectively.

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


ITEM 6.  SELECTED FINANCIAL DATA

         Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

      NAME OF DIRECTOR        BACKGROUND INFORMATION

Jeffrey I. Badgley            Mr.  Badgley,  48, has  served as Chief  Executive
                              Officer of the Company  since  November  1997,  as
                              President of the Company  since June 1996 and as a
                              director  since January 1996. In June 1997, he was
                              named Co-Chief Executive Officer of the Company, a
                              title he shared  with Mr.  Miller  until  November
                              1997.  Mr. Badgley served as Vice President of the
                              Company from 1994 to 1996, and as Chief  Operating
                              Officer  of the  Company  from  June  1996 to June
                              1997.  In  addition,  Mr.  Badgley  has  served as
                              President of Miller  Industries  Towing  Equipment
                              Inc.  since  1996.  Mr.  Badgley  served  as  Vice
                              President  - Sales  of  Miller  Industries  Towing
                              Equipment  Inc.  from 1988 to 1996.  He previously
                              served as Vice  President - Sales and Marketing of
                              Challenger   Wrecker   Corporation    ("Challenger
                              Wrecker"),   from  1982   until   joining   Miller
                              Industries Towing Equipment Inc.

A. Russell Chandler, III      Mr. Chandler,  54, has served as a director of the
                              Company since April 1994.  He currently  serves as
                              Chairman  of  Amplified.Com,   an  internet  music
                              provider, and is founder and Chairman of Whitehall
                              Group Ltd., a private investment firm based in Atlanta, Georgia. Mr. Chandler served as the Mayor of the Olympic Village for the Atlanta Committee for the Olympic Games from 1990 through August
                              1996. From 1987 to 1993, he served as Chairman of United Plastic Films, Inc., a manufacturer and distributor of plastic bags. He founded Qualicare,

                              Inc., a hospital management company, in 1972 and served as President and Chief Executive Officer until its sale in 1983. In addition, Mr. Chandler serves on a number of community advisory boards, including the Wharton Graduate Advisory Board and the Georgia Tech Foundation Board of Trustees.

Paul E. Drack                 Mr.  Drack,  70, has  served as a director  of the
                              Company  since  April  1994.  Mr.  Drack is also a
                              director of Euramax  International  PLC. Mr. Drack
                              retired in December  1993 as  President  and Chief
                              Operating Officer of AMAX Inc.,  positions he held
                              since  August 1991.  From 1985 to 1991,  Mr. Drack
                              served  in  various   capacities   for   operating
                              subsidiaries of AMAX Inc. including Chairman, President and Chief Executive Officer of Alumax
                              Inc. and President of Kawneer Company. He was a director of AMAX Inc. from 1988 to 1993. Prior to its acquisition by another entity in November
                              1993, AMAX Inc. was a producer of aluminum and manufactured aluminum products with interests in domestic energy and gold production.

James A. McKinney             Mr.  McKinney,  54, has served as Chief  Executive
                              Officer of RoadOne, Inc. since June 1999, and as a director of the Company since June 1999. From
                              August 1998 through June 1999, Mr. McKinney served as Executive Vice President of Rollins, Inc.. From
                              January 1997 through May 1998, Mr. McKinney served as the Chief Executive Officer of Skywire. From
                              1993 to 1997 he served as Senior Vice President for Federal Express.

William G. Miller             Mr.  Miller,  52,  has served as  Chairman  of the
                              Board  since  April  1994.   He  served  as  Chief
                              Executive  Officer of the Company  from April 1994
                              until  June  1997.  In  June  1997,  he was  named
                              Co-Chief Executive Officer, a title he shared with
                              the Company's President,  Jeffrey I. Badgley until
                              November 1997. Mr. Miller also served as President
                              of the  Company  from April 1994 to June 1996.  He
                              served as Chairman  of Miller  Group,  Inc.,  from
                              August  1990  through May 1994,  as its  President
                              from August  1990 to March 1993,  and as its Chief
                              Executive  Officer from March 1993 until May 1994.
                              Prior  to  1987,  Mr.  Miller  served  in  various
                              management   positions  for  Bendix   Corporation,
                              Neptune         International         Corporation,
                              Wheelabrator-Frye  Inc. and The Signal  Companies,
                              Inc.

Richard H. Roberts            Mr.  Roberts,  45, has served as a director of the
                              Company since April 1994.  Mr.  Roberts  currently
                              serves as Senior  Vice  President,  Secretary  and
                              General  Counsel  of  Forward   Corporation.   Mr.
                              Roberts has also served as Senior Vice  President,
                              Secretary   and   General   Counsel   of   Landair
                              Corporation,   a   position   he  has  held  since
                              September 1998. Mr. Roberts was partner in the law firm of Baker, Worthington, Crossley & Stansberry from January 1991 to August 1994 and prior thereto was an associate of the firm. Mr. Roberts has served as a director of Forward Air Corporation and Laindair Corporation.

         EXECUTIVE OFFICERS

         Information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 27, 1999, certain information with respect to (a) all shareholders known to be "beneficial owners" (as that term is defined in the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock; and (b) the Common Stock "beneficially owned" (i) by each director or nominee for director, (ii) by the executive officers named above under "Executive Officers of the Registrant," and
(iii) all executive officers and directors of the Company as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the Common Stock owned by them.

                                                        AMOUNT AND NATURE
                                                           OF BENEFICIAL                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                        OWNERSHIP<F1>                    CLASS<F1>
------------------------------------                        -------------                    ---------
William G. Miller<F2>                                       6,369,409<F3>                   13.61%
Jeffrey I. Badgley                                           364,756<F4>                      *
Frank Madonia                                                323,756<F5>                      *
J. Vincent Mish                                              325,631<F6>                      *
James A. McKinney                                                 -                           *
Adam L. Dunayer                                               83,500<F7>                      *
A. Russell Chandler, III                                      95,919<F8>                      *
Paul E. Drack                                                 95,918<F9>                      *
Richard H. Roberts                                            80,918<F10>                     *
Daniel N. Sebastian                                          296,956<F11>                     *
All Executive Officers and Directors as a Group            8,036,763<F12>                   17.17%
         (10 persons)
----------------------------

* Less than one percent

<F1>  The  Percent of Class  column  represents  the  percentage  that the named person or group would beneficially own if such person or group, and only such person or group, exercised all currently exercisable options and rights to acquire shares of Common Stock held by such person or group.

<F2>  Mr. Miller's business address is c/o Miller Industries,  Inc., 3220 Pointe
      Parkway, Suite 100, Norcross, Georgia 30092.

<F3>  Includes  546,444  shares held by the Miller  Family  Foundation,  Inc., a
      Georgia non-profit corporation of which Mr. Miller is the sole director.

<F4>  Includes  288,179 shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F5>  Includes  245,679 shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F6>  Includes  247,554 shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F7>  Includes  83,500  shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F8>  Includes  95,919  shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F9>  Includes  95,918  shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F10> Includes  80,918  shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F11> Includes  221,521 shares which are issuable  pursuant to options which are exercisable within sixty days of the date set forth above.

<F12> Includes 1,364,688 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.


(A)(2) Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

(A)(3)   EXHIBITS

         The  following  exhibits  are  required to be filed with this Report by
Item 601 of Regulation S-K:

                                                          INCORPORATED BY
                                                            REFERENCE TO                                                 EXHIBIT
                                                        REGISTRATION OR FILE      FORM OR REPORT       DATE OF REPORT   NUMBER IN
                           DESCRIPTION                         NUMBER                                                     REPORT
------------ ----------------------------------------- ------------------------ ------------------- --------------------------------
3.1          Charter of the Registrant (composite                 -                    10-K            April 30, 1998      3.1
             conformed copy)
3.2          Bylaws of the Registrant                         33-79430                 S-1               August 1994       3.2
10.1         Settlement Letter dated April 27, 1994           33-79430                 S-1               August 1994       10.7
             between Miller Group, Inc. and the
             Management Group
10.5         Participants Agreement dated as of               33-79430                 S-1               August 1994      10.11
             April 30, 1994 between the Registrant,
             Century Holdings, Inc., Century Wrecker
             Corporation, William G. Miller and
             certain former shareholders of Miller
             Group, Inc.
10.20        Technology Transfer Agreement dated              33-79430                 S-1               August 1994      10.26
             March 21, 1991 between Miller Group,
             Inc., Verducci, Inc. and Jack Verducci
10.21        Form of Noncompetition Agreement                 33-79430                 S-1               August 1994      10.28
             between the Registrant and certain
             officers of the Registrant
10.22        Form of Nonexclusive Distributor                 33-79430                 S-1               August 1994      10.31
             Agreement
10.23        Miller Industries, Inc. Stock Option             33-79430                 S-1               August 1994       10.1
             and Incentive Plan**
10.24        Form of Incentive Stock Option                   33-79430                 S-1               August 1994       10.2
             Agreement**
10.25        Miller Industries, Inc. Cash Bonus               33-79430                 S-1               August 1994       10.3
             Plan**
10.26        Miller Industries, Inc. Non-Employee             33-79430                 S-1               August 1994       10.4
             Director Stock Option Plan**


                                                          INCORPORATED BY
                                                            REFERENCE TO                                                 EXHIBIT
                                                        REGISTRATION OR FILE      FORM OR REPORT       DATE OF REPORT   NUMBER IN
                           DESCRIPTION                         NUMBER                                                     REPORT
------------ ----------------------------------------- ------------------------ ------------------- --------------------------------

10.27        Form of Director Stock Option                    33-79430                 S-1               August 1994       10.5
             Agreement**
10.28        Employment Agreement dated October 14,           33-79430                 S-1               August 1994      10.29
             1993 between Century Wrecker
             Corporation and Jeffrey I. Badgley**
10.29        First Amendment to Employment Agreement          33-79430                 S-1               August 1994      10.33
             between Century Wrecker Corporation and
             Jeffrey I. Badgley**
10.30        Form of Employment Agreement between                 -                 Form 10-K          April 30, 1995     10.37
             Registrant and each of Messrs. Madonia
             and Mish**
10.31        First Amendment to Miller Industries,                -                 Form 10-K          April 30, 1995     10.38
             Inc. Non-Employee Director Stock Option
             Plan**
10.32        Second Amendment to Miller Industries,               -                 Form 10-K          April 30, 1996     10.39
             Inc. Non-Employee Director Stock Option
             Plan**
10.33        Second Amendment to Miller Industries,               -                 Form 10-K          April 30, 1996     10.40
             Inc. Stock Option and Incentive Plan**
10.34        Employment Agreement dated July 8, 1997           0-24298             Form 10-Q/A          July 31, 1997       10
             between the Registrant and William G.
             Miller**
10.35        Credit Agreement Among NationsBank of                -                 Form 10-K          April 30, 1998     10.35
             Tennessee, N.A., the Registrant and
             certain subsidiaries of Registrant
             dated January 30, 1998.
10.36        Negative Pledge Agreement Among                      -                 Form 10-K          April 30, 1998     10.36
             NationsBank of Tennessee, N.A., the
             Registrant and certain subsidiaries of
             Registrant dated January 30, 1998.


                                                          INCORPORATED BY
                                                            REFERENCE TO                                                 EXHIBIT
                                                        REGISTRATION OR FILE      FORM OR REPORT       DATE OF REPORT   NUMBER IN
                           DESCRIPTION                         NUMBER                                                     REPORT
------------ ----------------------------------------- ------------------------ ------------------- --------------------------------
10.37        Guaranty Agreement Among NationsBank of              -                 Form 10-K          April 30, 1998     10.37
             Tennessee, N.A. and certain
             subsidiaries of Registrant dated
             January 30, 1998.
10.38        Stock Pledge Agreement Between                       -                 Form 10-K          April 30, 1998     10.38
             NationsBank of Tennessee, N.A. and the
             Registrant dated January 30, 1998.
10.39        Stock Pledge Agreement Between                       -                 Form 10-K          April 30, 1998     10.39
             NationsBank of Tennessee, N.A. and the
             certain subsidiaries of the Registrant
             dated January 30, 1998.
10.40        Revolving Note Among NationsBank of                  -                 Form 10-K          April 30, 1998     10.40
             Tennessee, N.A., the Registrant and
             certain subsidiaries of Registrant
             dated January 30, 1998.
10.41        Revolving Note Among Bank of America,                -                 Form 10-K          April 30, 1998     10.41
             FSB, the Registrant and certain
             subsidiaries of Registrant dated
             January 30, 1998.
10.42        Revolving Note Among Wachovia Bank,                  -                 Form 10-K          April 30, 1998     10.42
             N.A., the Registrant and certain
             subsidiaries of Registrant dated
             January 30, 1998.
10.43        Revolving Note Among First American                  -                 Form 10-K          April 30, 1998     10.43
             National Bank, the Registrant and
             certain subsidiaries of Registrant
             dated January 30, 1998.
10.44        Swing Line Note Among NationsBank of                 -                 Form 10-K          April 30, 1998     10.44
             Tennessee, N.A., the Registrant and
             certain subsidiaries of Registrant
             dated January 30, 1998.
10.45        LC Account Agreement Among NationsBank               -                 Form 10-K          April 30, 1998     10.45
             of Tennessee, N.A., the Registrant and
             certain subsidiaries of Registrant
             dated January 30, 1998.


                                                          INCORPORATED BY
                                                            REFERENCE TO                                                 EXHIBIT
                                                        REGISTRATION OR FILE      FORM OR REPORT       DATE OF REPORT   NUMBER IN
                           DESCRIPTION                         NUMBER                                                     REPORT
------------ ----------------------------------------- ------------------------ ------------------- --------------------------------

10.46        Amendment No. 1 to the Credit Agreement              -                 Form 10-K          April 30, 1998     10.46
             Among NationsBank of Tennessee, N.A.,
             the Registrant and certain subsidiaries
             of Registrant dated January 31, 1998.
10.47        Form of Indemnification Agreement dated              -                 Form 10-Q        September 14, 1998     10
             June 8, 1998 by and between the
             Registrant and each of William G.
             Miller, Jeffrey I. Badgley, A. Russell
             Chandler, Paul E. Drack, Adam L.
             Dunayer, Stephen Furbacher, Frank
             Madonia, J. Vincent Mish, Richard H.
             Roberts, and Daniel N. Sebastian**
10.48        Employment Agreement between the                     -                 Form 10-Q         December 15, 1998    10.1
             Registrant and Jeffrey I. Badgley,
             dated September 11, 1998**
10.49        Employment Agreement between the                     -                 Form 10-Q         December 15, 1998    10.2
             Registrant and Adam L. Dunayer, dated
             September 11, 1998**
10.50        Employment Agreement between the                     -                 Form 10-Q         December 15, 1998    10.3
             Registrant and Frank Madonia, dated
             September 11, 1998**
10.51        Agreement between the Registrant and                 -                 Form 10-Q         December 15, 1998    10.4
             Jeffrey I. Badgley, dated September 11,
             1998**
10.52        Agreement between the Registrant and                 -                 Form 10-Q         December 15, 1998    10.5
             Adam L. Dunayer, dated September 11,
             1998**
10.53        Agreement between the Registrant and                 -                 Form 10-Q         December 15, 1998    10.6
             Frank Madonia, dated September 11,
             1998**
10.54        Employment Agreement between the                     *
             Registrant and James A McKinney, dated
             May 12, 1999**



                                                          INCORPORATED BY
                                                            REFERENCE TO                                                 EXHIBIT
                                                        REGISTRATION OR FILE      FORM OR REPORT       DATE OF REPORT   NUMBER IN
                           DESCRIPTION                         NUMBER                                                     REPORT
------------ ----------------------------------------- ------------------------ ------------------- --------------------------------
10.55        Agreement between the Registrant and                 *
             James A. McKinney, dated May 12, 1999**
10.56        Amendment No. 3 to the Credit Agreement              *
             Among Bank of America, N.A. d/b/a
             NationsBank, N.A. successor to
             NationsBank, N.A., the Registrant, and
             Certain Subsidiaries of Registrant
             dated July 27, 1999.
21           Subsidiaries of the Registrant                       *
23           Consent of Arthur Andersen LLP                (to be filed by
                                                              amendment)
24           Power of Attorney (see signature page)               *
27           Financial Data Schedule                       (to be filed by
                                                              amendment)
-----------------------------------------------------

*    Filed herewith.
**   Management contract or compensatory plan or arrangement


(B)      None.

(C) Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

(D) Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

                                MILLER INDUSTRIES, INC.


                                 By: /s/ Jeffrey I. Badley
                                         Jeffrey I. Badgley, President,
                                         Chief Executive Officer and Director

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Badgley and J. Vincent Mish, and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of July, 1999.

Signature                                    Title

/s/ William G. Miller                        Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley                       President, Chief Executive Officer
Jeffrey I. Badgley                           and Director

/s/ J. Vincent Mish                          Vice President, Treasurer and
J. Vincent Mish                              Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

/s/ A. Russell Chandler, III                 Director
A. Russell Chandler, III

/s/ Paul E. Drack                            Director
Paul E. Drack

/s/ Richard H. Roberts                       Director
Richard H. Roberts

/s/ James A. McKinney                       Chief Executive Officer
James A. McKinney                            - RoadOne, Inc. and Director

                                  EXHIBIT INDEX


EXHIBIT                      DESCRIPTION


10.54                      Employment Agreement between the Registrant and James
                           A. McKinney, dated May 12, 1999.

10.55                      Agreement   between  the   Registrant  and  James  A.
                           McKinney, dated May 12, 1999.

10.56 Amendment No. 3 to the Credit Agreement among Bank of America, N.A. d/b/a NationsBank, N.A. successor to NationsBank, N.A., the Registrant, and certain Subsidiaries of the Registrant, dated July 27, 1999.

21                         Subsidiaries of the Registrant

24                         Power of Attorney (see signature page)