Form 10-Q/A
period 1998-07-31
MILLER INDUSTRIES INC /TN/
filed 1999-08-13
CIK 924822

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

                                   YES [X] NO [ ]


The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 1998 was 46,525,455.

                             MILLER INDUSTRIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                      Page Number

      Item 1.    Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -
                 July 31, 1998 and April 30, 1998                        3

                 Condensed Consolidated Statements of Income
                 for the Three Months Ended July 31, 1998 and 1997       4

                 Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended July 31, 1998 and 1997       5

                 Notes to Condensed Consolidated Financial
                 Statements                                              6


      Item 2.    Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations                     9
                 -----------------------------------




PART II. OTHER INFORMATION

      Item 1    Legal Proceedings                                       11
                -----------------

      Item 6.   Exhibits and Reports on Form 8-K                        12
                --------------------------------


SIGNATURES                                                               12

                                   MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)
                                                  (Unaudited)

                                                    ASSETS
                                                                                    July 31,       April 30,
                                                                                      1998            1998
                                                                                    Restated
                                                                                    (Note 2)
                                                                                     ---------      ---------
CURRENT ASSETS:
    Cash and temporary investments                                                   $  12,039      $   7,367
    Accounts receivable, net                                                            68,766         67,008
    Inventories                                                                         78,335         71,839
    Deferred income taxes                                                                4,222          4,217
    Prepaid expenses and other                                                           4,294          5,362
                                                                                     ---------      ---------
                 Total current assets                                                  167,656        155,793


PROPERTY, PLANT AND EQUIPMENT, net                                                      94,372         85,849

GOODWILL, net                                                                           88,392         81,605

 OTHER ASSETS                                                                            8,909          6,483
                                                                                     ---------      ---------
                                                                                     $ 359,329      $ 329,730
                                                                                     =========      =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                $   3,468      $   4,900
    Accounts payable                                                                    27,062         27,883
    Accrued liabilities and other                                                       17,350         18,236
                                                                                     ---------      ---------
                 Total current liabilities                                              47,880         51,019
                                                                                     ---------      ---------

LONG-TERM DEBT, less current portion                                                   120,136         95,778
                                                                                     ---------      ---------

DEFERRED INCOME TAXES                                                                    2,724          2,697
                                                                                     ---------      ---------

SHAREHOLDERS' EQUITY (Note 2):
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
            none issued or outstanding                                                       0              0
    Common stock, $.01 par value, 100,000,000 shares authorized;
       46,495,863 and 45,941,814 shares issued and outstanding at
       July 31, 1998 and April 30, 1998, respectively                                      465            459
    Additional paid-in capital                                                         145,235        139,480
    Retained earnings                                                                   43,545         40,862
    Accumulated other comprehensive income                                                (656)          (565)
                                                                                     ---------      ---------
                 Total shareholders' equity                                            188,589        180,236
                                                                                     ---------      ---------
                                                                                     $ 359,329      $ 329,730
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

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                            July 31,
                                                     --------------------
                                                        1998         1997
                                                      Restated
                                                      (Note 2)
                                                      ---------    -------

NET SALES                                             $117,754     $85,353

COSTS AND EXPENSES:
    Costs of operations                                 94,040      67,229
    Selling, general, and administrative expenses       17,030      10,200
    Interest expense, net                                2,040         271
                                                      --------     -------
          Total costs and expenses                     113,110      77,700
                                                      --------     -------

INCOME BEFORE INCOME TAXES                               4,644       7,653
INCOME TAXES                                             1,960       2,855
                                                      --------     -------

NET INCOME                                            $  2,684     $ 4,798
                                                      ========     =======

NET INCOME PER COMMON SHARE:
           BASIC                                      $   0.06        0.11
                                                      ========        ====

           DILUTED                                    $   0.06        0.11
                                                      ========        ====
WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                                        46,064      43,037
                                                      ========     =======
           DILUTED                                      47,195      45,214
                                                      ========     =======


     See accompanying notes to condensed consolidated financial statements.

                                     MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (Unaudited)

                                                                                    Three Months Ended July 31,
                                                                                    ---------------------------
                                                                                       1998               1997
                                                                                    Restated
                                                                                     (Note2)
                                                                                    --------             --------
OPERATING ACTIVITIES:
       Net income                                                                   $  2,684             $  4,798
       Adjustments  to  reconcile  net  income  to net  cash  used in operating activities:
              Depreciation and amortization                                            2,964                1,686
              Deferred income tax provision                                              214                  108
              Gain on disposals of property, plant, and equipment                       (351)                --
              Changes in operating assets and liabilities:
                 Accounts receivable                                                    (637)              (4,878)
                 Inventories                                                          (6,435)              (2,523)
                 Prepaid expenses and other                                              968                 (376)
                 Accrued liabilities                                                  (1,444)               1,302
                 Accounts payable                                                       (939)              (6,854)
                 Other assets                                                            547                  161
                                                                                    --------             --------
                     Net cash used in operating activities                            (2,429)              (6,576)
                                                                                    --------             --------
INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                       (4,256)              (5,893)
    Proceeds from sales of property, plant, and equipment                                705                  290
    Acquisition of businesses, net of cash acquired                                  (10,445)              (2,929)
    Funding of finance receivables                                                      --                 (1,067)
    Other                                                                                (33)                --
                                                                                    --------             --------
                   Net cash used in investing activities                             (14,029)              (9,599)
                                                                                    --------             --------
FINANCING ACTIVITIES:
    Net borrowings under line of credit                                               24,000               16,530
    Repayment of long-term debt                                                       (2,899)              (7,481)
    Proceeds from exercise of stock options                                               15                  379
                                                                                    --------             --------
                Net cash provided by financing activities                             21,116                9,428
                                                                                    --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   TEMPORARY INVESTMENTS                                                                  14                  (23)
                                                                                    --------             --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                              4,672               (6,770)

CASH AND TEMPORARY INVESTMENTS, beginning of period                                    7,367                8,508
                                                                                    --------             --------
CASH AND TEMPORARY INVESTMENTS, end of period                                       $ 12,039             $  1,738
                                                                                    ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                                      $  1,976             $    184
                                                                                    ========             ========
    Cash payments for income taxes                                                  $  1,668             $  1,608
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


2.       Restatement

         In connection with its annual physical inventory counts which were taken as of April 30, 1999, the Company identified certain adjustments that it deemed necessary to more accurately state the previously filed fiscal 1999 quarterly financial statements. During the interim periods, the Company records inventory using estimated margins. While this method has proven to be reliable in the past, this year's physical inventory counts revealed aggregate adjustments which the Company believes to be attributable to material, production, and other inventory costs being higher, and the related utilization being less efficient than estimated during the year.

         The Company's financial statements for the three months ended July 31, 1998 have been restated to reflect these adjustments. A summary of the effect of the adjustments for the three months ended July 31, 1998 on certain previously reported amounts is as follows (in thousands, except per share data):

                                                     Three Months
                                                Previously   Restated
                                                Reported
                                                ---------    --------
Costs of operations                             $ 92,312     $ 94,040
Total costs and expenses                         111,382      113,110
Income before income taxes                         6,372        4,644
Income taxes                                       2,676        1,960
Net income                                         3,696        2,684
Earnings per share:
        Basic                                   $   0.08     $   0.06
        Diluted                                     0.08         0.06

                                                       July 31, 1998
                                                       -------------
Inventories                                     $ 79,683     $ 78,335
Property, plant and equipment, net                94,414       94,372
Accrued liabilities and other                     17,727       17,350
Retained Earnings                                 44,558       43,545





3.       Net Income Per Share

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



4.     Inventories



         Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at July 31, 1998 and April 30, 1998 consisted of the following (in thousands):


                                                   July 31,    April 30,
                                                     1998        1998
                                                   --------    ---------

                   Chassis                          $18,217     $14,211
                   Raw Materials                     23,631      22,027
                   Work in process                   10,217      11,470
                   Finished goods                    26,270      24,131
                                                    -------     -------
                                                    $78,335     $71,839
                                                    =======     =======

5.     Business Combinations


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

7.       Comprehensive Income


         Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income (expense) in the form of cumulative translation adjustments which resulted in total comprehensive income (expense) of approximately $(91,000) and $(7,000) for the quarters ended July 31, 1998 and 1997, respectively.

8.       Reclassifications


         Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.  Management's  Discussion  and Analysis of Financial  Condition  and
         -------------------------------------------------------------------
         Results of Operations
         ---------------------

         Recent Developments


         As more fully discussed in Note 5 to condensed consolidated financial statements, during the quarter ended July 31, 1998, the Company acquired a total of 17 towing service companies.


         RESULTS OF OPERATIONS--THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

         Net sales for the three months ended July 31, 1998, increased 38.0% to $117.8 million from $85.4 million for the comparable period in 1997. The increase in net sales was primarily the result of higher sales from the towing and recovery segment, including higher sales of truck chassis and sales from Chevron, the towing and recovery equipment manufacturer acquired in December, 1997, and the inclusion for the the quarter ended July 31, 1998 of sales of towing service companies acquired since July 31, 1997.


         Costs of operations for the three months ended July 31, 1998, increased 39.9% to $94.0 million from $67.2 million for the comparable period in 1997. Costs of operations as a percentage of net sales increased to 79.9% from 78.8%. The increase was primarily a result of the impact of a relative increase in the costs of operations as a percentage of net sales incurred in the expansion of the business of the towing services segment over the comparable prior year period.


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

         LIQUIDITY AND CAPITAL RESOURCES


         Cash flows used in operating activities were $2.4 million for the three month period ended July 31, 1998 as compared to $6.6 million for the comparable period of 1997. The cash flows used in operating activities were used primarily to fund working capital needed to support the growth of the businesses.

         Cash used in investing activities was $14.0 million for the three month period ended July 31, 1998 compared to $9.6 million used in investing activities for the comparable period in 1997. The cash used in investing activities was primarily for capital expenditures and acquisition of businesses.


         Cash provided by financing activities was $21.1 million for the three month period ended July 31, 1998 and $9.4 million for the comparable period in the prior year. The cash was provided primarily by borrowing under the Company's lines of credit.

         The Company has an unsecured revolving credit facility of $150,000,000 ( the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate plus a margin ranging from 0.625% to 1.5% based on a specified ratio of funded indebtedness to earnings or the prime rate, as elected by the Company. At July 31, 1998, $109 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions. On May 1, 1998, the Company entered into an interest swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.


         The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. Capital expenditures remaining for this expansion and additional equipment are expected to be approximately $2.9 million. As described in Note 5 to condensed consolidated financial statements, the Company has expended approximately $8.0 million for the purchase of towing service companies during the quarter ended July 31, 1998. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

               Exhibit 10 -  Form of Indemnification  Agreement dated June 8,
                             1998 by and between Miller Industries, Inc. and each of William G. Miller, Jeffrey I. Badgley,
                             A. Russell Chandler, Paul E. Drack, Adam L. Dunayer, Stephen Furbacher, Frank Madonia, J. Vicent Mish, Richard H. Roberts, and Daniel N. Sebastian.*

               Exhibit 27 - Restated Financial Data Schedule (For SEC use only)
_____________________
*Previously filed.

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

Date:    August 12, 1999