Form 10-Q/A
period 1998-10-31
MILLER INDUSTRIES INC /TN/
filed 1999-08-13
CIK 924822

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

                                   YES [X] NO  [  ]



The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 1998 was 46,647,687.

                             MILLER INDUSTRIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page Number
                                                                   -----------
      Item 1.    Financial Statements (Unaudited)
                 --------------------------------

                 Condensed Consolidated Balance Sheets -
                 October 31, 1998 and April 30, 1998                      3

                 Condensed Consolidated Statements of Income
                 for the Three Months and Six Months Ended
                 October 31, 1998 and 1997                                4

                 Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended October 31, 1998 and 1997       5

                 Notes to Condensed Consolidated Financial
                 Statements                                               6

      Item 2.    Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations                      9
                 -----------------------------------



PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings                                       13
     -           -----------------

     Item 4.     Submission of Matters to a Vote
                 --------------------------------
                 of  Security Holders                                    14
                 --------------------
     Item 6.     Exhibits and Reports on Form 8-K                        14
                 --------------------------------




SIGNATURES                                                               17

                                     MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)
                                                      ASSETS


                                                                                    OCTOBER 31,      APRIL 30,
                                                                                        1998           1998
                                                                                     RESTATED
                                                                                      (NOTE 2)
                                                                                      ---------      ---------
CURRENT ASSETS:
    Cash and temporary investments                                                    $   8,329      $   7,367
    Accounts receivable, net                                                             76,256         67,008

    Inventories                                                                          87,738         71,839
    Deferred income taxes                                                                 4,077          4,217
    Prepaid expenses and other                                                            4,456          5,362
                                                                                      ---------      ---------
                 Total current assets                                                   180,856        155,793


PROPERTY, PLANT AND EQUIPMENT, NET                                                       95,873         85,849


GOODWILL, NET                                                                            91,138         81,605


 OTHER ASSETS, NET                                                                        9,028          6,483
                                                                                      ---------      ---------
                                                                                      $ 376,895      $ 329,730
                                                                                      =========      =========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                 $   2,434      $   4,900

    Accounts payable                                                                     32,822         27,883

    Accrued liabilities and other                                                        13,082         18,236
                                                                                      ---------      ---------
                 Total current liabilities                                               48,338         51,019
                                                                                      ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                                    134,189         95,778
                                                                                      ---------      ---------

DEFERRED INCOME TAXES                                                                     2,724          2,697
                                                                                      ---------      ---------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 5,000,000 shares authorized;
             none issued or outstanding                                                       0              0
     Common stock, $.01 par value, 100,000,000 shares authorized;  46,630,952 and
       45,941,814 shares issued and  outstanding at October 31, 1998 and April
       30, 1998, respectively
                                                                                            466            459
    Additional paid-in capital                                                          145,089        139,480
    Retained earnings                                                                    46,624         40,862

    Accumulated other  comprehensive income                                                (535)          (565)
                                                                                      ---------      ---------
                 Total shareholders' equity                                             191,644        180,236
                                                                                      ---------      ---------
                                                                                      $ 376,895      $ 329,730
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

                               MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          OCTOBER 31,               OCTOBER 31,
                                                     ---------------------      -------------------
                                                       1998         1997          1998         1997
                                                     Restated                   Restated
                                                     (Note 2)                    (Note 2)
                                                      --------     -------     --------     --------
NET SALES                                             $134,055     $94,727     $251,809     $180,080
                                                      --------     -------     --------     --------
COSTS AND EXPENSES:

    Costs of operations                                108,970      76,221      203,010      143,450
    Selling, general, and administrative expenses       17,820      10,269       34,850       20,469
    Restructuring costs                                   --         4,100         --          4,100
    Interest expense, net                                2,228         429        4,268          700
                                                      --------     -------     --------     --------
          Total costs and expenses                     129,018      91,019      242,128      168,719
                                                      --------     -------     --------     --------

INCOME BEFORE INCOME TAXES                               5,037       3,708        9,681       11,361
INCOME TAXES                                             1,958       1,410        3,918        4,265
                                                      --------     -------     --------     --------

NET INCOME                                            $  3,079     $ 2,298     $  5,763     $  7,096
                                                      ========     =======     ========     ========
NET INCOME PER COMMON SHARE
       BASIC:                                         $   0.07     $  0.05     $   0.12     $   0.16
                                                      ========     =======     ========     ========

       DILUTED:                                       $   0.07     $  0.05     $   0.12     $   0.15
                                                      ========     =======     ========     ========
 WEIGHTED AVERAGE SHARES OUTSTANDING

       BASIC:                                           46,518      44,072       46,291       44,001
                                                        ======      ======       ======       ======

       DILUTED:                                         47,323      45,868       47,283       45,988
                                                        ======      ======       ======       ======


       See accompanying notes to condensed consolidated financial statements

                                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED statements of cash flows
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED OCTOBER 31,
                                                                                     ----------------------------
                                                                                           1998           1997
                                                                                         RESTATED
                                                                                         (NOTE 2)
                                                                                         ---------      --------

     OPERATING ACTIVITIES:
       Net income                                                                         $  5,763      $  7,096
       Adjustments  to  reconcile  net  income  to net  cash  used in  operating activities:
              Depreciation and amortization                                                  6,445         3,724
              Deferred income tax provision                                                    212           715
              Gain on sales of property, plant, and equipment                                 (589)         (662)
              Changes in operating assets and liabilities:
                 Accounts receivable                                                        (6,891)        1,190
                 Inventories                                                               (15,018)         (459)
                 Prepaid expenses and other                                                  1,022        (1,477)
                 Accrued liabilities and other                                              (6,805)       (3,133)
                 Accounts payable                                                            4,652       (14,615)
                 Other assets                                                               (2,160)       (2,543)
                                                                                          --------      --------
                     Net cash used in operating activities                                 (13,369)      (10,164)
                                                                                          --------      --------
INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                             (9,504)       (9,705)
    Proceeds from sales of property, plant, and equipment                                    1,341         1,058
    Acquisition of businesses, net of cash acquired                                         (9,611)       (5,320)
    Proceeds from sale of finance receivables                                                 --           3,861
    Funding of finance receivables                                                            --          (1,067)
    Other                                                                                      (21)          384
                                                                                          --------      --------
                         Net cash used in investing activities                             (17,795)      (10,789)
                                                                                          --------      --------
FINANCING ACTIVITIES:
    Net borrowings under line of credit                                                     37,500        24,722
    Payments of long-term obligations                                                       (4,699)      (10,775)
    Proceeds from exercise of stock options                                                     77           785
    Repurchase of common stock                                                                (857)         --
                                                                                          --------      --------
                Net cash provided by financing activities                                   32,021        14,732
                                                                                          --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND TEMPORARY INVESTMENTS                                                                 105           --
                                                                                          --------      --------
NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                                                 962        (6,221)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                                          7,367         8,508
                                                                                          --------      --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                                             $  8,329      $  2,287
                                                                                          ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash payments for interest                                                            $  4,584      $    861
                                                                                          ========      ========

    Cash payments for income taxes                                                        $  4,491      $  5,598
                                                                                          ========      ========

     See accompanying notes to condensed consolidated financial statements

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

         The Company's financial statements for the three and six months ended October 31, 1998 have been restated to reflect these adjustments. A summary of the effect of the adjustments for the three and six months ended October 31, 1998 on certain previously reported amounts is as follows (in thousands, except per share data):

                                   Three Months              Six Months
                            Previously    Restated    Previously   Restated
                             Reported                 Reported
                            --------     --------     --------     --------
Costs of operations         $107,153     $108,970     $199,465     $203,010
Total costs and expenses     127,201      129,018      238,583      242,128
Income before income
        taxes                  6,854        5,037       13,226        9,681
Income taxes                   2,812        1,958        5,488        3,918
Net income                     4,042        3,079        7,738        5,763
Earnings per share:
        Basic               $   0.09     $   0.07     $   0.17     $   0.12
        Diluted                 0.09         0.07         0.17         0.12

                                                         October 31, 1999
                                                         ----------------
Inventories                                           $ 90,153     $ 87,738
Property, plant and equipment, net                      95,957       95,873
Accrued liabilities and other                           13,604       13,082
Retained earnings                                       48,601       46,624



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



4.     Inventories



         Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.Inventories at October 31, 1998 and April 30, 1998 consisted of the following (in thousands):

                                     October 31,  April 30,
                                        1998       1998
                                      -------     -------

                  Chassis             $22,685     $14,211
                  Raw Materials        21,813      22,027
                  Work in process      11,940      11,470
                  Finished goods       31,300      24,131
                                      -------     -------
                                      $87,738     $71,839
                                      =======     =======

5.     Business Combinations


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


8.     Comprehensive Income

         Effective May 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income (expense) in the form of cumulative translation adjustments which resulted in total comprehensive income (expense) of approximately $(121,000) and
         $(15,000) for the three months ended October 31, 1998 and 1997, and $(30,000) and $(8,000) for the six months ended October 31, 1998 and 1997, respectively.

9.     Subsequent Events


         Subsequent to the end of the quarter, the Company has closed four additional acquisitions of towing services companies with aggregate annual historical revenues of approximately $3.7 million. The consideration for these transactions consists of approximately 16,000 shares of Company common stock and $4.1 million in cash as well as the assumption of certain indebtedness.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         RECENT DEVELOPMENTS

         As more fully discussed in Note 5 to condensed consolidated financial statements, during the six months ended October 31, 1998, the Company acquired a total of 24 towing service companies.

         Subsequent  to the end of the  quarter and as more fully  discussed  in
         Note 9 to condensed consolidated financial statements, the Company has closed four additional acquisitions of towing service.


         RESULTS OF OPERATIONS--THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED THREE MONTHS ENDED OCTOBER 31, 1997

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


         Costs of operations for the three months ended October 31, 1998, increased 43.0% to $109.0 million from $76.2 million for the comparable period in 1997. Costs of operations as a percentage of net sales increased to 81.3% from 80.5%. The increase was primarily a result of the impact of a relative increase in the costs of operations as a percentage of net sales incurred in the expansion of the business of the towing services segment over the comparable prior year period.

         Selling, general and administrative expenses for the three months ended October 31, 1998, increased 72.8% to $17.8 million from $10.3 million for the comparable period in 1997. As a percentage of sales, selling, general and administrative expenses increased from 10.8% to 13.3%. The increase was primarily a result of the Company's towing services segment, which generally has a higher level of selling, general and administrative costs as a percentage of sales than the towing and recovery equipment segment.


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

         RESULTS OF OPERATIONS--SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

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


         Costs of operations increased 41.5% to $203.0 million for the six months ended October 31, 1998 from $143.5 million for the comparable period in 1997. Costs of operations as a percentage of net sales increased from 79.7% to 80.6%. The increase was primarily a result of the impact of a relative increase in the costs of operations as a percentage of net sales incurred in the expansion of the business of the towing services segment over the comparable prior year period.


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


         Cash flows used in operating activities were $13.4 million for the six months ended October 31, 1998 as compared to $10.2 million used in operations for the comparable period of 1997. The increase in cash flows used in operating activities was primarily to fund working capital needed to support the growth of the businesses.

         Cash used in investing activities was $17.8 million for the six months ended October 31, 1998 compared to $10.8 million for the comparable period in 1997. The cash used in investing activities was primarily for capital expenditures for equipment, building expansion and acquisitions of businesses.


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


         The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. Capital expenditures remaining for this expansion and additional equipment are expected to be approximately $2.6 million. As described in Note 5 to condensed consolidated financial statements, the Company has expended approximately $10.1 million for the purchase of companies for the six months ended October 31, 1998. Excluding the capital commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and available credit funding will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year.


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

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The plaintiffs have filed a motion for class certification which the Company will oppose. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety, however the plaintiffs in that case have, with permission from the Court, amended and refiled their complaint. The Company has filed a motion to dismiss the amended complaint which is pending and will be argued before the court in January. In both these actions, the Company denied liability and continues to vigorously defend itself.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on Friday, September 11, 1998 in Norcross, Georgia, at which the following matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the election of six (6) Directors for a term of one (1) year were as follows:

                                                 FOR        WITHHELD
                                                 ---        --------

                  Jeffrey I. Badgley          37,063,712     166,625
                  A. Russell Chandler III     37,075,784     154,553
                  Paul E. Drack               37,073,234     157,103
                  Stephen A. Furbacher        37,071,252     159,085
                  William G. Miller           37,063,629     166,708
                  Richard H. Roberts          36,975,134     255,203

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  Exhibit 10.1 - Employment Agreement between Miller Industries, Inc. and Jeffrey I. Badgley, dated Septemer 11, 1998*

                  Exhibit 10.2 - Employment Agreement between Miller Industries, Inc. and Adam L. Dunayer, dated September 11,1998*

                  Exhibit 10.3 - Employment Agreement between Miller Industries, Inc. and Frank Madonia, dated September 11, 1998*

                  Exhibit 10.4 - Agreement between Miller Industries, Inc. and Jeffrey I. Badgley dated September 11, 1998*

                  Exhibit 10.5 - Agreement between Miller Industries, Inc. and Adam L. Dunayer, dated September 11, 1998*

                  Exhibit 10.6 - Agreement between Miller Industries, Inc. and Frank Madonia, dated September 11, 1998*

         Exhibit 27 - Restated Financial Data Schedule (For SEC use only)
______________________________
*   Previously filed.

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