Form 10-Q/A
period 1999-01-31
MILLER INDUSTRIES INC /TN/
filed 1999-08-13
CIK 924822

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

                                   YES [ X ] NO [  ]



The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 1999 was 46,448,530.

                             MILLER INDUSTRIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page Number
     Item 1.    Financial Statements (Unaudited)
                --------------------------------

                Condensed Consolidated Balance Sheets -
                January 31, 1999 and April 30, 1998                     3

                Condensed Consolidated Statements of Income
                for the Three Months and Nine Months Ended
                January 31, 1999 and 1998                               4

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended January 31, 1999 and 1998     5

                Notes to Condensed Consolidated Financial
                Statements                                              6

     Item 2.    Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations                     9
                -----------------------------------


PART II. OTHER INFORMATION


     Item 1.    Legal Proceedings                                      14
                -----------------

     Item 6.    Exhibits and Reports on Form 8-K                       15
                --------------------------------



SIGNATURES                                                             16

                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)
                                               (Unaudited)
                                                  ASSETS

                                                                               January 31,      April 30,
                                                                                  1998             1999
                                                                                Restated
                                                                                (Note 2)
                                                                                ---------      ---------

CURRENT ASSETS:
    Cash and temporary investments                                              $  11,865      $   7,367
    Accounts receivable, net                                                       81,449         67,008
    Inventories                                                                    85,467         71,839
    Deferred income taxes                                                           4,131          4,217
    Prepaid expenses and other                                                      5,104          5,362
                                                                                ---------      ---------
                 Total current assets                                             188,016        155,793


PROPERTY, PLANT AND EQUIPMENT, net                                                 97,118         85,849

GOODWILL, net                                                                      95,198         81,605

OTHER ASSETS, net                                                                   8,965          6,483
                                                                                ---------      ---------
                                                                                $ 389,297      $ 329,730
                                                                                =========      =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                           $   2,437      $   4,900
    Accounts payable                                                               29,127         27,883
    Accrued liabilities and other                                                  17,912         18,236
                                                                                ---------      ---------
                 Total current liabilities                                         49,476         51,019
                                                                                ---------      ---------

LONG-TERM DEBT, less current portion                                              147,446         95,778

DEFERRED INCOME TAXES                                                               2,804          2,697
                                                                                ---------      ---------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
            none issued or outstanding                                               --             --
    Common stock, $.01 par value,  100,000,000 shares
       authorized;  46,448,530 and 45,941,814 shares issued
       and outstanding at January 31, 1999 and April 30,
       1998, respectively                                                             464            459
    Additional paid-in capital                                                    141,954        139,480
    Retained earnings                                                              47,556         40,862
    Accumulated other  comprehensive income                                          (403)          (565)
                                                                                ---------      ---------
                 Total shareholders' equity                                       189,571        180,236
                                                                                ---------      ---------
                                                                                $ 389,297      $ 329,730
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

                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                             January 31,              January 31,
                                                       ----------------------   ---------------------
                                                        1999         1998         1999         1998
                                                      Restated                  Restated
                                                       (Note 2)                 (Note 2)
                                                      ---------    --------     --------     ---------
NET SALES                                             $132,629     $105,220     $384,438     $285,300
                                                      --------     --------     --------     --------

COSTS AND EXPENSES:
    Costs of operations                                109,480       86,777      312,490      230,237
    Selling, general, and administrative expenses       18,706       13,362       53,556       33,842
    Restructuring costs                                   --           --           --          4,100
    Interest expense, net                                2,734          970        7,002        1,670
                                                      --------     --------     --------     --------
          Total costs and expenses                     130,920      101,109      373,048      269,849
                                                      --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                               1,709        4,111       11,390       15,451
INCOME TAXES                                               778        1,720        4,696        5,985
                                                      --------     --------     --------     --------

NET INCOME                                            $    931     $  2,391      $ 6,694      $ 9,466
                                                      ========     ========      =======      =======

NET INCOME PER SHARE:

       Basic                                          $   0.02     $   0.05     $   0.14     $   0.21
                                                      ========     ========     ========     ========

       Diluted                                        $   0.02     $   0.05     $   0.14     $   0.21
                                                      ========     ========     ========     ========

 WEIGHTED AVERAGE SHARES OUTSTANDING:


       Basic                                            46,229       44,873       46,354       44,208
                                                        ======       ======       ======       ======

       Diluted                                          47,075       46,285       47,317       46,008
                                                        ======       ======       ======       ======


                  See accompanying notes to condensed consolidated financial statements.


                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (Unaudited)
                                                                         Nine Months Ended January 31,
                                                                         -----------------------------
                                                                             1999               1998
                                                                            Restated
                                                                           --------           --------
OPERATING ACTIVITIES:
    Net income                                                             $  6,694           $  9,466
    Adjustments to reconcile net income to net cash used
      in operating activities:
              Depreciation and amortization                                  10,701              6,442
              Deferred income tax provision                                     170             (1,554)
              Gain on sales of property, plant, and equipment                  (715)              (965)
              Changes in operating assets and liabilities:
                 Accounts receivable                                        (11,844)            (7,878)
                 Inventories                                                (12,597)              (987)
                 Prepaid expenses and other                                     248             (2,617)
                 Accrued liabilities and other                               (1,930)            (1,886)
                 Accounts payable                                               454            (14,085)
                 Other assets                                                (2,299)            (2,694)
                                                                           --------           --------
                     Net cash used in operating activities                  (11,118)           (16,758)
                                                                           --------           --------

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                             (12,200)           (14,808)
    Proceeds from sales of property, plant, and equipment                     2,313              1,648
    Acquisition of businesses, net of cash acquired                         (17,508)           (18,172)
    Proceeds from sale of finance receivables                                  --                3,861
    Funding of finance receivables                                             --               (1,067)
    Other                                                                      (136)               560
                                                                           --------           --------
                         Net cash used in investing activities              (27,531)           (27,978)
                                                                           --------           --------
FINANCING ACTIVITIES:
    Net borrowings under line of credit                                      51,000             55,133
    Payments on long-debt                                                    (6,191)           (14,551)
    Proceeds from exercise of stock options                                      82                965
    Repurchase of common stock                                               (1,868)              --
                                                                           --------           --------
                Net cash provided by financing activities                    43,023             41,547
                                                                           --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS               124                (16)
                                                                           --------           --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS
                                                                              4,498             (3,205)

CASH AND TEMPORARY INVESTMENTS, beginning of period                           7,367              8,508
                                                                           --------           --------
CASH AND TEMPORARY INVESTMENTS, end of period                              $ 11,865           $  5,303
                                                                           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                             $  7,143           $  1,508
                                                                           ========           ========
    Cash payments for income taxes                                         $  4,787           $  7,235
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

         The Company's financial statements for the three months and nine months ended January 31, 1999 have been restated to reflect these adjustments. A summary of the effect of the adjustments for the three months and nine months ended January 31, 1999 on certain previously reported amounts is as follows (in thousands, except per share data):


                                                 Three Months                                   Nine Months
                                        Previously              Restated            Previously                Restated
                                         Reported                                    Reported
                                        ----------              --------            -----------               ---------
Costs of operations                      $107,375               $109,480               $306,839               $312,490
Total costs and expenses                  128,814                130,920                367,398                373,048
Income before income
        taxes                               3,815                  1,709                 17,040                 11,390
Income taxes                                1,564                    778                  7,052                  4,696
Net income                                  2,251                    931                  9,988                  6,694
Earnings per share:
        Basic                            $   0.05               $   0.02               $   0.22               $   0.14

        Diluted                              0.05                   0.02                   0.21                   0.14


                                                                                               October 31, 1999
                                                                                               ----------------

Inventories                                                                           $  88,899               $   85,467
Property, plant and equipment, net                                                       97,244                   97,118
Accrued liabilities and other                                                            18,175                   17,912
Retained earnings                                                                        50,851                   47,556

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



4.     Inventories



         Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at January 31, 1999 and April 30, 1998 consisted of the following (in thousands):



                                                 January 31,         April 30,
                                                     1999               1998
                                                   -------            -------

                   Chassis                         $21,433            $14,211
                   Raw Materials                    20,819             22,027
                   Work in process                  13,875             11,470
                   Finished goods                   29,340             24,131
                                                   -------            -------
                                                   $85,467            $71,839
                                                   =======            =======

5.     Business Combinations


         Throughout the nine months ended January 31, 1999, the Company purchased 30 towing service companies for an aggregate purchase price of $23,954,000, which consisted of $18,600,000 in cash and $5,354,000
         (864,427 shares) of common stock. These acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $13,023,000.


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

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The plaintiffs have filed a motion for class certification which the Company has opposed. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March11, 1999. In both these actions, the Company has denied liability and continues to vigorously defend itself.

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


8.     Comprehensive Income

         Effective May 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income (expense) in the form of cumulative translation adjustments which resulted in total comprehensive income (expense) of approximately $(132,000) and $(11,000) for the three months ended January 31, 1999 and 1998 and $(162,000) and $(3,000) for the nine months ended January 31, 1999 and 1998, respectively.



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         RECENT DEVELOPMENTS

         As more fully discussed in Note 5 to condensed consolidated financial statements, during the nine months ended January 31, 1999, the Company acquired a total of 30 towing service companies.

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


         Costs of operations for the three months ended January 31, 1999, increased 26.2% to $109.5 million from $86.8 million for the comparable period in 1998. Costs of operations as a percentage of net sales was the same for both periods.

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

         RESULTS OF OPERATIONS--NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO\ NINE MONTHS ENDED JANUARY 31, 1998

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


         Costs of operations increased 35.7% to $312.5 million for the nine months ended January 31, 1999 from $230.2 million for the comparable period in 1998. Costs of operations as a percentage of net sales increased from 80.7% to 81.3%. The increase was primarily a result of the impact of a relative increase in the costs of operations as a percentage of net sales incurred in the expansion of the business of the towing services segment over the comparable prior year period.

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


         Cash flows used in operating activities were $11.1 million for the nine months ended January 31, 1999 as compared to $16.8 million used in operations for the comparable period of 1998. The cash used in operating activities was primarily to fund working capital needed to support the growth of the businesses.

         Cash used in investing activities was $27.5 million for the nine months ended January 31, 1999 compared to $28.0 million for the comparable period in 1998. The cash used in investing activities was primarily for capital expenditures for equipment, building expansion and acquisitions of businesses.


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


         The Company is currently increasing the capacity of its plant in Ooltewah, Tennessee. Capital expenditures remaining for this expansion and additional equipment are expected to be approximately $2.2 million. As described in Note 5 to condensed consolidated financial statements, the Company has expended approximately $18.6 million for the purchase of towing services companies for the nine months ended January 31, 1999. Excluding the capital commitments set forth above, the Company has no other pending material commitments. The Company believes that cash on hand, cash flows from operations and available credit funding will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year.


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

         The Company is in the process of implementing a new financial and manufacturing software system that has been certified as year 2000 compliant. Completion of this implementation at most of its domestic manufacturing facilities is expected to be complete by June 1999. The Company's distribution facilities are in the process of implementing year 2000 compliant financial software at all locations, with anticipated completion by the end of fiscal 1999. Neither implementation has been accelerated due to year 2000 issues, nor has any information technology project been deferred as a result of personnel or financial resource allocations to year 2000 issues.

         Additionally, a project team has been formed to actively review and evaluate the Company's systems for year 2000 complicinance. Included in this assessment is the review of both the hardware and software infrastructure that supports the Company's major business functions. To date, the project team has completed approximately 25% of its review, and anticipates the majority of the review and planning to be completed by May 1999. Remediation will take place from May 1999 to December 1999. Through January 31, 1999, remediation costs incurred have not been significant.

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



         Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

                  Exhibit 27 - Restated Financial Data Schedule (For SEC use only).

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