Form 10-Q/A
period 1999-01-31
MILLER INDUSTRIES INC /TN/
filed 1999-08-13
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                Amendment No. 2


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

                                 MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)
                                               (Unaudited)
                                                  ASSETS

                                                                               January 31,      April 30,
                                                                                  1999             1999
                                                                                Restated
                                                                                (Note 2)
                                                                                ---------      ---------

CURRENT ASSETS:
    Cash and temporary investments                                              $  11,865      $   7,367
    Accounts receivable, net                                                       81,449         67,008
    Inventories                                                                    85,467         71,839
    Deferred income taxes                                                           4,131          4,217
    Prepaid expenses and other                                                      5,104          5,362
                                                                                ---------      ---------
                 Total current assets                                             188,016        155,793


PROPERTY, PLANT AND EQUIPMENT, net                                                 97,118         85,849

GOODWILL, net                                                                      95,198         81,605

OTHER ASSETS, net                                                                   8,965          6,483
                                                                                ---------      ---------
                                                                                $ 389,297      $ 329,730
                                                                                =========      =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                           $   2,437      $   4,900
    Accounts payable                                                               29,127         27,883
    Accrued liabilities and other                                                  17,912         18,236
                                                                                ---------      ---------
                 Total current liabilities                                         49,476         51,019
                                                                                ---------      ---------

LONG-TERM DEBT, less current portion                                              147,446         95,778

DEFERRED INCOME TAXES                                                               2,804          2,697
                                                                                ---------      ---------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
            none issued or outstanding                                               --             --
    Common stock, $.01 par value,  100,000,000 shares
       authorized;  46,448,530 and 45,941,814 shares issued
       and outstanding at January 31, 1999 and April 30,
       1998, respectively                                                             464            459
    Additional paid-in capital                                                    141,954        139,480
    Retained earnings                                                              47,556         40,862
    Accumulated other  comprehensive income                                          (403)          (565)
                                                                                ---------      ---------
                 Total shareholders' equity                                       189,571        180,236
                                                                                ---------      ---------
                                                                                $ 389,297      $ 329,730
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

Date:     August 13, 1999