Form 10-K/A
period 1999-04-30
MILLER INDUSTRIES INC /TN/
filed 1999-08-13
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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

ITEM 4.
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 18

                                     PART II

ITEM 5.
       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS......................................... 18

ITEM 6.
       SELECTED FINANCIAL DATA............................................. 19

ITEM 7.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS................................. 21

ITEM 8.
       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 27

ITEM 9.
       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE................................. 27

                                    PART III

ITEM 10.
       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 28

ITEM 11.
       EXECUTIVE COMPENSATION.............................................. 28

ITEM 12.
       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT...................................................... 28

ITEM 13.
       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 28

                                     PART IV

ITEM 14.
       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K......................................................... 28

FINANCIAL STATEMENTS........................................................F-1


FINANCIAL STATEMENT SCHEDULE................................................S-1


SIGNATURES.................................................................II-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL


         Miller Industries, Inc. (the "Company") is the world's leading integrated provider of vehicle towing and recovery equipment and services and has executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England. The Company's business is divided into two segments: (i) towing and recovery equipment and (ii) towing services. The Company markets its towing and recovery equipment under several well-recognized brand names and markets its towing services under the national brand name of RoadOne(R).


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


         RISKS ASSOCIATED WITH ACQUISITION STRATEGY. The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies. As a result, the Company's future success is dependent, in part, upon its ability to identify, finance and acquire attractive businesses and then to successfully integrate and/or manage such acquired businesses. In light of operational difficulties and certain restrictions contained in the Company's amended Credit Facility, it is likely that the frequency of acquisitions will be less than in the past, at least for the near term. Acquisitions involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. Although the Company believes that it can identify and consummate the acquisitions of a sufficient number of businesses to successfully implement its growth strategies, there can be no assurance that such will be the case. Further, there can be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly during periods in which the operations of acquired businesses are being integrated into the Company's operations.


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

         RISKS OF ENTERING NEW LINES OF BUSINESS. The Company's growth strategy includes vertically integrating within the towing and recovery industry through a combination of acquisitions and internal growth. Implementation of its growth strategy has resulted in the Company's entry into several new lines of business. Historically, the Company's expertise has been in the manufacture of towing and recovery equipment and the Company had no prior operating experience in the lines of business it recently entered. During fiscal 1997, the Company entered three new lines of business through the acquisition of towing and recovery equipment distributors and towing service companies, and the establishment of the Company's Financial Services Group. The Company's operation of these businesses will be subject to all of the risks inherent in the establishment of a new business enterprise. Such acquisitions present the additional risk that newly-acquired businesses could be viewed as being in competition with other customers of the Company. Although the new businesses are closely related to the Company's towing and recovery equipment manufacturing business, there can be no assurance that the Company will be able to successfully operate these new businesses.


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


         The Company routinely responds to requests for proposals or bid invitations in consultation with its local distributors. The Company's products have selected by the United States General Services Administration as an approved source for certain federal and defense agencies. The Company intends to continue to pursue government contracting opportunities.


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


         TOWING AND RECOVERY EQUIPMENT DISTRIBUTOR ACQUISITIONS

         During fiscal years 1997 and 1998, the Company's distribution group acquired 10 towing and recovery equipment distributors. These distributors are located in California, Colorado, Florida, Georgia, Illinois, Missouri and
Mississippi and in British Columbia and Ontario, Canada. The acquired distributors market the Company's products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors. The Company-owned distributors generally do not compete in the same geographic markets as the Company's independent distributors.

         The Company may acquire additional towing and recovery equipment distributors from time to time and anticipates financing such acquisitions with issuances of Common Stock, cash and/or borrowings under lines of credit, but is not currently a party to any agreement to acquire any other distributors. The Company uses an internal acquisition team, supplemented as needed by outside advisors, and its extensive contacts in the towing service industry, to identify, evaluate, acquire and integrate towing and recovery equipment distributors. Acquisition candidates are evaluated based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews.


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


         Historically, the towing services industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, many that are undercapitalized local operators with no viable means of independently realizing the economic value they have created for their businesses. As the Company continues to pursue the acquisition of towing service companies, management believes that these owned companies, along with affiliations established with non-owned professional towing operations, will form an organization capable of offering commercial industries, as well as the general public, consistent, high quality service across the nation. The Company's strategy is to build brand loyalty among towing service customers by emphasizing consistently high quality and dependable service from multiple locations throughout a broad geographic area. The Company intends to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider.


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


         MUNICIPAL. RoadOne also provides towing and recovery services to public entities such as municipalities and police, sheriff and highway patrol departments. In a limited number of markets, RoadOne provides municipal freeway towing service to local transit districts and other transportation agencies through patrolling a preset route on heavily-used freeways and towing or otherwise assisting disabled vehicles. These services are in some cases provided under contracts, typically for terms of five years or less, that are terminable for material breach and are typically subject to competitive bidding upon expiration. In other cases, RoadOne provides these services without a long-term contract. Whether pursuant to a contract or an ongoing relationship, these services are generally provided by RoadOne for a designated geographic area, or shared with one or more other companies on a rotation basis.


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


         ENVIRONMENTAL CLEANUP. RoadOne also provides environmental cleanup services to a range of commercial customers in some markets. These services are typically provided when there is a spill of a petroleum product in conjunction with a wrecked vehicle requiring towing and recovery services, but may also involve an isolated spill. RoadOne does not clean up spills of materials designated as Hazardous Materials by the Environmental Protection Agency. There are fixed and variable components to the fees charged by RoadOne for its environmental cleanup services.

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


         During fiscal 1999, the Company acquired 35 towing service companies in separate transactions, none of which were individually material to the financial results of the Company. The Company issued an aggregate of approximately 1.2 million shares of Common Stock and paid approximately $21.3 million in cash and $0.9 million in notes in such transactions which have been accounted for under the purchase method of accounting. Subsequent to April 30, 1999, the Company has acquired one additional towing service company as of July 23, 1999, paying approximately $1.3 million in cash. This transaction was accounted for under the purchase method of accounting.


         At July 23, 1999, the Company had entered into letters of intent to acquire six additional towing service companies in transactions expected to close over the following several weeks. These transactions are subject to customary conditions, including completion of due diligence investigations and execution of definitive acquisition agreements, among others. The Company intends to continue to aggressively pursue additional purchases of towing service companies, although operational difficulties and certain restrictions contained in the Company's amended Credit Facility make it likely that the frequency of acquisitions will be less than in the past, at least for the near term.


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


         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 4, 1999 counsel for plaintiffs filed a notice of appeal. In both these actions, the Company has denied liability and will continue to vigorously defend itself.


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


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto. The selected consolidated financial data for the years ended April 30, 1995, 1996, 1997, 1998 and 1999 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.


                                              MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                                                       SELECTED FINANCIAL DATA

                                                                                     Years Ended April 30,
                                                             --------------------------------------------------------------------

                                                                1999          1998           1997           1996           1995
                                                              --------       --------       --------       --------      --------
                                                                     (In thousands, except per share data)

Statements of Income Data:
Net sales ...............................................     $525,932       $397,213       $292,394       $180,463       $139,779
Costs and expenses:
   Costs of operations ..................................      435,691        319,453        238,625        148,490        113,439
   Selling, general, and administrative .................       75,368         49,420         30,192         17,629         14,750
   expenses
   Restructuring costs ..................................         --            4,100           --             --             --
   Interest expense, net ................................       10,395          3,389            620            209            370
                                                              --------       --------       --------       --------       --------
Total costs and expenses ................................      521,454        376,362        269,437        166,328        128,559
Income before income taxes and extraordinary
   gain .................................................        4,478         20,851         22,957         14,135         11,220
Income taxes ............................................        2,272          8,186          8,436          5,108          3,736
                                                              --------       --------       --------       --------       --------
Income before extraordinary gain ........................        2,206         12,665         14,521          9,027          7,484
Extraordinary gain on debt retirement (less
   applicable income taxes of $175 in 1995)  ............         --             --             --             --              288
                                                              ========       ========       ========       ========       ========
Net income ..............................................     $  2,206       $ 12,665       $ 14,521       $  9,027       $  7,772
                                                              ========       ========       ========       ========       ========
Basic net income per common share<F1>:
   Before extraordinary gain ............................     $   0.05       $   0.28       $   0.37       $   0.27       $   0.26
   Extraordinary gain on debt retirement ................         --             --             --             --             0.01
                                                              --------       --------       --------       --------       --------
                                                              $   0.05       $   0.28       $   0.37       $   0.27       $   0.27
                                                              ========       ========       ========       ========       ========

Weighted average common shares outstanding ..............       46,338         44,559         39,565         33,172         28,797
                                                              ========       ========       ========       ========       ========
Diluted net income per common share<F1>:
   Before extraordinary gain ............................     $   0.05       $   0.27       $   0.35       $   0.26       $   0.25
   Extraordinary gain on debt retirement ................         --             --             --             --             0.01
                                                              --------       --------       --------       --------       --------
                                                              $   0.05       $   0.27       $   0.35       $   0.26       $   0.26
                                                              ========       ========       ========       ========       ========
Weighted average common & potential dilutive
   shares outstanding ...................................       47,266         46,201         41,454         34,102         29,428
                                                              ========       ========       ========       ========       ========
Balance Sheet Data (at period end):
   Working capital ......................................     $121,449       $104,774       $ 61,980       $ 52,438       $ 19,011
   Total assets .........................................      392,480        329,730        215,297        123,978         66,018
   Long-term obligations, less current portion ..........      133,850         95,778         11,282          9,335          5,171
   Shareholders' equity .................................      187,303        180,236        138,783         71,913         32,320

   --------------------------------------------------------------

<F1>Basic and  diluted  net  income per common  share and the  weighted  average number of common and potential dilutive common shares outstanding are computed after giving retroactive effect to the 3-for-2 stock split effected April 12, 1996, the 2-for-1 stock split effected on September 30, 1996, the 3-for-2 stock split effected on December 30, 1996.

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

                                                                                  Years Ended April 30,
                                                                     ------------------------------------------------
                                                                         1999             1998              1997
                                                                     -------------    -------------     -------------
Towing and Recovery Equipment Segment
-------------------------------------
Net Sales...................................................             100.0%           100.0%            100.0%
Costs and expenses:
   Costs of operations......................................              86.6%            84.1%             83.0%
   Selling, general and administrative......................               9.1%             7.7%              8.7%
   Restructuring costs......................................               0.0%             1.5%              0.0%
   Interest expense (income), net............................              1.4%             0.3%            (0.1%)
                                                                    -------------     -------------     -------------
Total costs and expenses....................................              97.2%            93.6%             91.6%
                                                                     -------------    -------------     -------------
Income before income taxes..................................               2.8%             6.4%              8.4%
                                                                     =============    =============     =============

Towing Services Segment
-----------------------
Net sales...................................................             100.0%           100.0%            100.0%
Costs and expenses:
   Costs of operations......................................              75.7%            71.3%             71.9%
   Selling, general and administrative......................              24.0%            24.2%             21.7%
   Interest expense, net....................................               3.0%             2.1%              2.4%
                                                                     -------------    -------------     -------------
Total costs and expenses....................................             102.8%            97.6%             96.0%
                                                                     -------------    -------------     -------------
Income before income taxes..................................             (2.8%)             2.4%              4.0%
                                                                     =============    =============     =============

YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998

         Net sales for the year ended April 30, 1999 increased 32.4% to $525.9 million from $397.2 million for the comparable period in 1998. Net sales in the towing and recovery equipment segment increased 21.3% to $342.3 million from $282.2 million for the comparable period in 1998. The increase in net sales was primarily the result of higher unit sales and the inclusion for a full year of sales for the Chevron manufacturing operation acquired during fiscal 1998. Net sales in the towing services segment increased 59.6% to $183.5 million from $115.0 million for the comparable period in 1998. The increase in net sales was primarily the result of (i) the inclusion for a full year of sales of towing service companies acquired in fiscal 1998, (ii) the inclusion since the acquisition dates in fiscal 1999 of sales from towing service companies acquired via purchase transactions, and (iii) same store sales growth in fiscal 1999 over fiscal 1998.

         Costs of operations for the Company as a percentage of net sales increased to 82.8% for the year ended April 30, 1999 from 80.4% for the comparable prior year period. In the towing and recovery equipment segment, costs of operations as a percentage of net sales increased to 86.6% for the 1999 fiscal year as compared to 84.1% in the prior year. This increase was primarily the result of charges incurred in the consolidation and integration of production, which were mostly related to inventory. In addition, the implementation of a new information and production system in the segment's largest plant resulted in higher than anticipated operating costs and inefficiencies during the fourth quarter, including higher direct and indirect labor costs. The segment also experienced higher material costs as outside fabricators and suppliers were more heavily relied upon to meet production schedules during this period. In the towing services segment, costs of operations as a percentage of net sales increased to 75.7% for the year ended April 30, 1999 from 71.3% for the comparable prior period. This increase was primarily the result of increased labor costs of the towing service operations along with the associated employee benefits and worker's compensation costs, increased depreciation on additions to the fleet and increased insurance costs due to the loss experience.

         Selling, general and administrative expenses for the Company for fiscal 1999 increased 52.5% to $75.3 million from $49.4 million for the comparable period of fiscal 1998. In the towing and recovery equipment segment, selling, general and administrative expenses for fiscal 1999 increased 44.9% to $31.3 million from $21.6 million for the comparable period of fiscal 1998. This increase was primarily due to the inclusion for a full year of expense for the Chevron manufacturing operation acquired during fiscal 1998, increased costs related to the new information systems and increased professional fees during the year. As a percentage of net sales, selling, general and administrative expenses in the segment were 9.1% and 7.7% for fiscal 1999 and fiscal 1998, respectively. In the towing services segment, selling, general and administrative expenses for fiscal 1999 increased 58.4% to $44.1 million from $27.8 million for the comparable period of fiscal 1998. The increase was due primarily to the impact of the significant expansion of RoadOne's business referred to above and to incremental resources added to support RoadOne's growth. As a percentage of net sales, selling, general, and administrative expenses were 24.0% and 24.2% for fiscal 1999 and fiscal 1998, respectively.

         Net interest expense for the Company for fiscal 1999 increased $7.0 million to $10.4 million from $3.4 million for fiscal 1998 primarily due to increased borrowing under the Company's line of credit to fund working capital and equipment needs and acquisitions of businesses.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was 50.7% for fiscal 1999 and 39.3% for fiscal 1998. The difference is primarily due to the impact of a higher level of non-deductible goodwill amortization relative to income before income taxes in fiscal 1999 as compared to 1998.

RESULTS OF QUARTER ENDED APRIL 30, 1999

         The Company reported a net loss of $4.5 million for the three months ended April 30, 1999 compared to net income of $3.2 million for the comparable prior year period. Operating results for the fiscal 1999 fourth quarter were adversely affected by costs resulting from the consolidation and integration of some of the Company's product lines. Other factors adversely affecting profitability in the quarter include costs and inefficiencies resulting from the implementation of a new information and production management system in the Company's largest manufacturing facility. Operating income of the towing services segment was negatively affected by mild weather conditions which reduced the volume of towing activity in the quarter, and higher than normal operating expenses.

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

         Net sales of the Company for the year ended April 30, 1998 increased 35.8% to $397.2 million from $292.4 million for the comparable period in 1997. Net sales in the towing and recovery equipment segment increased 10.7% to $282.2 million from $255.0 million for the comparable period in 1997. The increase in net sales in the segment was primarily the result of (i) higher unit sales, (ii) the inclusion since the acquisition date in fiscal 1998 of sales from the Chevron manufacturing operation, (iii) an increase in sales of truck chassis sold by the domestic manufacturing operations to third parties and (iv) the inclusion of sales of the acquired distributors. Net sales in the towing service segment increased 207.3% to $115.0 million from $37.4 million for the comparable period in 1997. The increase in net sales was primarily the result of (i) the inclusion for a full year of sales of the towing service companies acquired during fiscal 1997, and (ii) the inclusion since the acquisition dates in fiscal 1998 of sales from towing service companies.

         Costs of operations as a percentage of net sales decreased slightly to 80.4% for the from 81.6% for the comparable prior year period. Costs of operations of the towing and recovery equipment segment as a percentage of net sales increased from 83.0% in fiscal 1997 to 84.1% due primarily to normal increases in labor and plant overhead costs and costs of re-aligning plant production in the segment's Ooltewah facility to accommodate the transfer of the Vulcan production line to the Ooltewah plant. Costs of operations of the towing services segment as a percentage of net sales decreased to 71.3% for the year ended April 30, 1998 from 71.9% for the comparable prior period. The decrease is primarily the result of the towing services segment acquisitions during fiscal 1998 and 1997 as referred to above.

         Selling, general and administrative expenses of the Company for fiscal 1998 increased 63.7% to $49.4 million from $30.2 million for the comparable period of fiscal 1997. Selling, general, and administrative expenses of the towing and recovery equipment segment as a percentage of net sales decreased from 8.7% in fiscal 1997 to 7.7% in fiscal 1998 primarily as a result of achieving a higher level of sales without incurring a proportionate increase in selling, general, and administrative expenses. Selling, general, and administrative expenses of the towing services segment as a percentage of net sales increased to 24.2% in fiscal 1998 from 21.7% in fiscal 1997 primarily as a result of the incremental resources added to support the significant growth of the segment.

         During the second quarter of fiscal 1998, the towing and recovery equipment segment recorded a one-time pretax charge of $4.1 million for the Olive Branch, Mississippi facility closure and consolidation of manufacturing operations.

         Net interest expense for fiscal 1998 increased $2.8 million to $3.4 million from $0.6 million for fiscal 1997 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and acquisitions of businesses.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was 39.3% for fiscal 1998 and 36.7% for fiscal 1997. The increase was due primarily to the impact of a higher level of nondeductible goodwill amortization in fiscal 1998 than in fiscal 1997.

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

     Cash provided by operating activities was $3.5 million for the year ended April 30, 1999 as compared to $20.3 million used in operations for the comparable period of 1998. The cash provided by operating activities in fiscal 1999 was primarily the result of an increase in accounts payable due to more favorable terms obtained from certain vendors.

         Cash used in investing activities was $32 million for the year ended April 30, 1999 compared to $46.3 million for the year ended April 30, 1998. The cash used in investing activities was primarily for the acquisition of companies and for capital expenditures.

         Cash provided by financing activities was $30.6 million for the year ended April 30, 1999 compared to $65.5 million for the comparable period in 1998. The cash was provided primarily by borrowing under the Company's credit facilities of $40 million reduced by payments on debt obligations of $7.6 million and the repurchase of its common stock of $2.3 million. The net proceeds were used to repay debt, including that of acquired companies, for other capital expenditures, for working capital, for the acquisition of companies, and for other general corporate purposes.

         At April 30, 1999, the Company had a $175 million unsecured revolving credit facility with a group of banks (the "Credit Facility"). Borrowings under the Credit Facility at April 30, 1999 bore interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 0.75% to 2.00% based on a specified ratio of funded indebtedness to earnings, or the prime rate. At April 30, 1999, $125 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures, mergers and acquisitions.

         The Credit Facility was amended in July 1999 to waive the Company's failure to comply with certain of those financial ratios at April 30, 1999. In connection with the amendment, the applicable interest rate for borrowings under the Credit Facility was increased to LIBOR plus a margin of 2.5%, for LIBOR-based borrowings, and to the prime rate plus a margin of 1.25% for prime rate-based borrowings, through January 31, 2000. In addition, as a result of the amendment, the Credit Agreement is collateralized by substantially all of the assets and properties of the Company and its domestic subsidiaries. On May 1, 1998, the Company entered into an interest rate swap agreement covering $50 million of variable-rate debt. The agreement fixes the interest rate at 5.68% plus the applicable margin for a period of three years unless canceled by the bank at the end of two years. The amendment also places certain restrictions on the ability of the Company to continue to acquire businesses.

         The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 1999. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. All shares purchased under the plan during fiscal 1998 and 1999 (500,000 shares at a cost of $2.3 million for the year ended April 30, 1999 and 547,900 shares at a cost of $4.2 million for the year ended April 30, 1998) were reissued as consideration for towing services companies acquired prior to April 30, 1999.

STRATEGIC AND FINANCIAL ALTERNATIVES STUDY

         The Company announced in May 1999 that its Board of Directors had concluded its study of potential strategic and financial alternatives for the Company and had ratified its Special Committee's recommendation to investigate and pursue the possibility of separating the Company's RoadOne towing services segment from its towing and recovery equipment segment through a tax-free spinoff which would result in the formation of two public companies. The Company engaged J.C. Bradford & Co. as its financial advisor with respect to these matters.

         Completing any such separation of the two businesses through a tax-free spinoff transaction would entail the satisfaction of numerous significant conditions which at this time are uncertain. These conditions include, but are not limited to, securing an IRS private letter ruling, an SEC no-action letter, satisfactory banking arrangements, the approval of the Company's shareholders and a final decision to proceed by the Board of Directors. The Company can give no assurance that any such transaction will occur. The Company currently expects that the spinoff transaction, if completed, would not occur any sooner than during the fourth quarter of the fiscal year ending April 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 until June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

YEAR 2000

         The "Year 2000" issue refers to the possibility that some date-sensitive computer software was written with two digits rather than four to define the applicable year. This software will not interpret the "00" year correctly, and may experience problems. In addition, any equipment that has time sensitive embedded chips may have similar date-related problems. If not corrected, these computer programs or embedded chips could possibly cause systems to fail or other errors, leading to possible disruptions in operations or creation of erroneous results.

         The Company, in an enterprise-wide effort, is taking steps to ensure that its systems are secure from such failures. Our Year 2000 plan addresses the anticipated impacts of the Year 2000 problem on our information technology (IT) systems and on non-IT systems involving embedded chip technologies. We are also surveying key third parties to determine the status of their Year 2000 compliance programs. In addition, we are developing contingency plans specifying what the Company will do if it or important third parties experience disruptions as a result of the Year 2000 problem.

         Our Year 2000 plan is subject to modification, and is revised periodically as additional information is developed. The Company currently believes that its Year 2000 plan will be completed for all key aspects prior to the anticipated Year 2000 failure dates.

         With respect to IT systems, our Year 2000 plan includes programs relating to (i) computer applications, including those for servers, client server systems, and personal computers and (ii) IT infrastructure, including hardware, software, network technology, and voice and data communications. In the case of non-IT systems, our Year 2000 plan includes programs related to equipment and processes required to produce our products in our manufacturing plants.

         With respect to its applications programs, the Company's manufacturing plants began implementing a Year 2000 compliant ERP system in 1997. Although this project included initiatives outside of the scope of the Year 2000, the new system replaced an older non-compliant system. The Company's largest manufacturing facility has completed its implementation. The remaining plants are scheduled to complete the implementation of their computerized functions prior to the anticipated Year 2000 failure dates. The new ERP system also contains the Company's financial applications, with implementation completed in Fiscal 1999. These implementations were not accelerated due to Year 2000 issues and, therefore, their costs are not included in the discussion of Year 2000 costs below.

         The Company's towing services segment began development in 1998 of a new dispatch system which will assist in resolving its Year 2000 issues. Approximately $1.5 million of the cost of this system is being accelerated to assist in resolving Year 2000 issues and is included in the discussion of Year 2000 costs below. This segment has also initiated a remediation plan for some of the existing dispatch applications. In addition, it is developing a contingency plan which will address locations not remediated prior to January 1, 2000. This segment completed its implementation of financial systems on a Year 2000 compliant ERP system in Fiscal 1999.

         With respect to its infrastructure program, the inventory and assessment phase is substantially complete. The implementation phase is on-going, with many components being replaced as part of the Company's support for the implementation of a new ERP system for manufacturing and financial applications. The new dispatch system that the towing services segment is implementing will centralize all processing to one location. This new processing infrastructure to support the dispatch application is constructed. RoadOne will continue to assess and replace client infrastructure at each of its field locations as the dispatch application is rolled out.

         With respect to its non-IT program, the Company is identifying embedded chip technology at all manufacturing locations. A limited amount of operating equipment is date sensitive. Manufacturers of the affected equipment are being contacted. The Company is evaluating the suggested modifications and replacements.
The plan is to complete remediation of these systems by the end of the year.

         The Company has initiated inquiries of major business partners to assess their state of readiness regarding Year 2000 issues that could materially and adversely impact the Company. These major business partners include, but are not limited to suppliers, financial institutions, benefit providers, payroll services, and customers, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. The Company has requested those third parties respond in writing that they will be Year 2000 compliant by the end of 1999. The Company is reviewing the responses as received and is assessing the third parties' efforts in addressing Year 2000 issues. Further, the Company is in the process of determining its vulnerability if these third parties fail to remediate their Year 2000 problems. Contingency plans are being developed and include, but are not limited to, using alternate vendors, manual interfaces, and hard copies. There can be no guarantee that the systems of third parties will be remediated on a timely basis, or that such parties' failure to remediate Year 2000 issues would not have a material adverse effect on the Company.

     The total cost of the Company's Year 2000 project includes costs for installing certain new hardware and software upgrades in both of its business segments of approximately $0.5 million and the cost of acceleration of a portion of its new dispatch software in its towing services segment of $1.5 million. The total cost of our Year 2000 efforts is expected to be about $2.0 million, which is being expensed as incurred except for hardware or software replacement costs that have been or will be capitalized. About $0.1 million of the total amount was incurred through the end of fiscal 1999, and approximately an additional $1.9 million will be incurred in the remainder of calendar 1999. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to the Company's ongoing assessment of the Year 2000 issue, and appropriate remediation efforts, contingency plans and responses to any problems that may arise. The Company's Year 2000 expenses are paid out of its annual budget for information services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information contained under the headings "PROPOSAL 1: ELECTION OF DIRECTORS" AND COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference.
Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in
Item 1 of this Report.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)       The following documents are filed as part of this Report:


1.        FINANCIAL STATEMENTS
                                                                                   Page Number
Description                                                                         in Report
-----------                                                                        -----------

Report of Independent Public Accountants.........................................       F-1
Consolidated Balance Sheets as of April 30, 1999 and 1998........................       F-2
Consolidated Statements of Income for the years ended April 30, 1999, 1998 and
1997.............................................................................       F-3
Consolidated Statements of Stockholders' Equity for the years ended April 30,
1999, 1998 and 1997..............................................................       F-4
Consolidated Statements of Cash Flows for the years ended April 30, 1999, 1998,
and 1997.........................................................................       F-5
Notes to Consolidated Financial Statements.......................................       F-6


2.        FINANCIAL STATEMENT SCHEDULES

                                                                                   Page Number
Description                                                                         in Report
-----------                                                                        -----------

Report of Independent Public Accountants........................................       S-1
Schedule II - Valuation and Qualifying Accountants..............................       S-2

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3)   EXHIBITS

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


23           Consent of Arthur Andersen LLP                      ***
24           Power of Attorney (see signature page)               *
27           Financial Data Schedule                             ***



-----------------------------------------------------

                                                          INCORPORATED BY
                                                            REFERENCE TO                                                 EXHIBIT
                                                        REGISTRATION OR FILE      FORM OR REPORT       DATE OF REPORT   NUMBER IN
                           DESCRIPTION                         NUMBER                                                     REPORT
------------ ----------------------------------------- ------------------------ ------------------- --------------------------------


*    Filed with initial filing of this Form 10-K.
**   Management contract or compensatory plan or arrangement
***  Filed herewith.


(B)      None.


(C) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

(D) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Miller Industries, Inc.:


We have audited the accompanying consolidated balance sheets of MILLER INDUSTRIES, INC. (a Tennessee corporation) AND SUBSIDIARIES as of April 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.






                                            ARTHUR ANDERSEN LLP
Chattanooga, Tennessee
August 5, 1999

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             APRIL 30, 1999 AND 1998


                        (In thousands, except share data)



                                ASSETS                                        1999               1998
                                ------                                        ----               ----
CURRENT ASSETS:
    Cash and temporary investments                                       $   9,331          $   7,367
    Accounts receivable, net of allowance for doubtful accounts of
        $3,702 and $2,117 in 1999 and 1998, respectively                    81,109             67,008
    Inventories                                                             77,912             71,839
    Deferred income taxes                                                    4,244              4,217
    Prepaid expenses and other                                              12,264              5,362
                                                                         ---------          ---------
                Total current assets                                       184,860            155,793

PROPERTY, PLANT, AND EQUIPMENT, net                                         95,984             85,849

GOODWILL, net                                                              103,292             81,605

PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net                 1,147              1,276

OTHER ASSETS                                                                 7,197              5,207
                                                                         ---------          ---------
                                                                         $ 392,480          $ 329,730
                                                                         =========          =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY                         1999               1998
                 ------------------------------------                         ----               ----

CURRENT LIABILITIES:
    Current portion of long-term obligations                             $   4,170          $   4,900
    Accounts payable                                                        42,783             27,883
    Accrued liabilities and other                                           16,458             18,236
                                                                         ---------          ---------
                Total current liabilities                                   63,411             51,019
                                                                         ---------          ---------
LONG-TERM OBLIGATIONS, less current portion                                133,850             95,778
                                                                         ---------          ---------
DEFERRED INCOME TAXES                                                        7,916              2,697
                                                                         ---------          ---------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized, none
        issued or outstanding                                                    0                  0

    Common stock, $.01 par value; 100,000,000 shares
        authorized, 46,679,783 and 45,941,814 shares issued and
        outstanding at 1999 and 1998, respectively                             467                459
    Additional paid-in capital                                             144,607            139,480
    Retained earnings                                                       43,068             40,862
    Accumulated other comprehensive income (expense)                          (839)              (565)
                                                                         ---------          ---------
                Total shareholders' equity                                 187,303            180,236
                                                                         ---------          ---------
                                                                         $ 392,480          $ 329,730
                                                                         =========          =========

                         The accompanying notes are an integral part of these consolidated balance sheets.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997

                      (In thousands, except per share data)

                                                        1999         1998         1997
                                                      --------     --------     --------

NET SALES                                             $525,932     $397,213     $292,394
                                                      --------     --------     --------
COSTS AND EXPENSES:
    Costs of operations                                435,691      319,453      238,625
    Selling, general, and administrative expenses       75,368       49,420       30,192
    Restructuring costs                                      0        4,100            0
    Interest expense, net                               10,395        3,389          620
                                                      --------     --------     --------
                Total costs and expenses               521,454      376,362      269,437
                                                      --------     --------     --------

INCOME BEFORE INCOME TAXES                               4,478       20,851       22,957

INCOME TAXES                                             2,272        8,186        8,436
                                                      --------     --------     --------
NET INCOME                                            $  2,206     $ 12,665     $ 14,521
                                                      ========     ========     ========

NET INCOME PER COMMON SHARE:
    Basic                                             $   0.05     $   0.28     $   0.37
                                                      ========     ========     ========

    Diluted                                           $   0.05     $   0.27     $   0.35
                                                      ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                               46,338       44,559       39,565
                                                      ========     ========     ========

    Diluted                                             47,266       46,201       41,454
                                                      ========     ========     ========



  The accompanying notes are an integral part of these consolidated statements.

                                            MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997
                                                (In thousands, except share data)


                                                                                                          Accumulated
                                                                                                             Other
                                                                                 Additional             Comprehensive
                                                                       Common      Paid-In    Retained      Income
                                                                       Stock      Capital     Earnings     (Expense)     Total
                                                                       -----      -------     --------     ---------     -----
BALANCE, April 30, 1996                                             $    373    $  54,808    $ 16,749    $     (17)   $  71,913

    Comprehensive income:
        Net income                                                         0            0      14,521            0       14,521
        Other comprehensive income, net of tax:
           Foreign currency translation adjustments                        0            0           0         (425)        (425)
                                                                                                                      ---------
    Comprehensive income                                                                                                 14,096
    Exercise of stock options                                              6        1,170           0            0        1,176
    Issuance of 1,943,028 common shares through a public offering         19       29,225           0            0       29,244
    Issuance of 2,709,503 common shares in acquisitions                   27       25,570      (2,530)           0       23,067
    Distributions to former shareholders of pooled entities                0            0        (713)           0         (713)
                                                                    --------    ---------    --------    ---------    ---------
BALANCE, April 30, 1997                                                  425      110,773      28,027         (442)     138,783

    Comprehensive income:
        Net income                                                         0            0      12,665            0       12,665
        Other comprehensive income, net of tax:
           Foreign currency translation adjustments                        0            0           0         (123)        (123)
                                                                                                                      ---------
    Comprehensive income                                                                                                 12,542
    Exercise of stock options                                              2        1,558           0            0        1,560
    Issuance of 3,709,560 common shares in acquisitions                   37       31,356         170            0       31,563
    Repurchase of 547,900 common shares                                   (5)      (4,207)          0            0       (4,212)
                                                                    --------    ---------    --------    ---------    ---------
BALANCE, April 30, 1998                                                  459      139,480      40,862         (565)     180,236

    Comprehensive income:
        Net income                                                         0            0       2,206            0        2,206
        Other comprehensive income, net of tax:
           Foreign currency translation adjustments                        0            0           0         (274)        (274)
                                                                                                                      ---------
    Comprehensive income                                                                                                  1,932
    Exercise of stock options                                              1           93           0            0           94
    Issuance of 1,242,167 common shares in acquisitions                   12        7,368           0            0        7,380
    Repurchase of 500,000 common shares                                   (5)      (2,334)          0            0       (2,339)
                                                                    --------    ---------    --------    ---------    ---------
BALANCE, April 30, 1999                                             $    467   $ 144,607     $  43,068    $   (839)   $ 187,303
                                                                    ========   =========     =========    ========    =========

                            The accompanying notes are an integral part of these consolidated statements.

                                            MILLER INDUSTRIES, INC. AND SUBSIDIARIES


                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997

                                                         (In thousands)
                                                                                                   1999        1998        1997
                                                                                               --------    --------    --------
OPERATING ACTIVITIES:
    Net income                                                                                 $  2,206    $ 12,665    $ 14,521
    Adjustments  to  reconcile  net  income  to net cash  provided  by (used in)
        operating activities:
            Depreciation and amortization                                                        15,500      10,247       5,782
            Gain on disposals of property, plant, and equipment                                    (837)     (1,359)       (170)
            Deferred income tax provision (benefit)                                               5,054         927        (703)
            Changes in operating assets and liabilities,  net of acquisitions of businesses:
                Accounts receivable                                                             (10,181)    (13,281)    (10,385)
                Inventories                                                                      (6,209)     (2,316)    (20,442)
                Prepaid expenses and other                                                       (9,706)     (2,462)      1,312
                Accounts payable                                                                 12,554     (17,993)     (1,124)
                Accrued liabilities and other                                                    (4,906)     (6,742)        200
                                                                                               --------    --------    --------
                    Net cash provided by (used in) operating activities                           3,475     (20,314)    (11,009)
                                                                                               --------    --------    --------
INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                                             (19,867)    (25,286)     (7,701)
    Purchases of property, plant, and equipment                                                 (18,998)    (26,515)    (11,073)
    Proceeds from sales of property, plant, and equipment                                         6,606       4,345         297
    Payments received on notes receivable                                                           272         627           0
    Proceeds from sale of finance receivables                                                         0       3,861      24,596
    Funding of finance receivables                                                                    0      (2,262)    (28,679)
    Other                                                                                             0      (1,027)       (304)
                                                                                               --------    --------    --------
                    Net cash used in investing activities                                       (31,987)    (46,257)    (22,864)
                                                                                               --------    --------    --------
FINANCING ACTIVITIES:
    Net borrowings (payments) under line of credit                                               40,000      85,000      (5,236)
    Payments on long-term obligations                                                            (7,579)    (17,292)     (7,365)
    Borrowings under long-term obligations                                                          405       1,020       1,374
    Repurchase of common stock                                                                   (2,339)     (4,212)          0
    Proceeds from exercise of stock options                                                          94         966         546
    Proceeds from issuance of common stock                                                            0           0      29,244
    Distributions to former shareholders of pooled entities                                           0           0        (713)
    Other                                                                                             0           0        (560)
                                                                                               --------    --------    --------
                    Net cash provided by financing activities                                    30,581      65,482      17,290
                                                                                               --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS
                                                                                                   (105)        (52)        (26)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS                                                      1,964      (1,141)    (16,609)
CASH AND TEMPORARY INVESTMENTS, beginning of year                                                 7,367       8,508      25,117
                                                                                               --------    --------    --------
CASH AND TEMPORARY INVESTMENTS, end of year                                                    $  9,331    $  7,367    $  8,508
                                                                                               ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest, net of amounts capitalized                                     $ 10,433    $  3,440    $  1,298
                                                                                               ========    ========    ========

    Cash payments for income taxes                                                             $  5,011    $  7,662    $  7,898
                                                                                               ========    ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 1999 AND 1998


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

       INVENTORIES

       Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at April 30, 1999 and 1998 consisted of the following (in thousands):

                                    1999        1998
                                   -------     -------

               Chassis             $18,340     $14,211
               Raw materials        16,348      22,027
               Work in process      12,180      11,470
               Finished goods       31,044      24,131
                                   -------     -------
                                   $77,912     $71,839
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

       Property, plant, and equipment at April 30, 1999 and 1998 consisted of the following (in thousands):

                                                    1999           1998
                                                 ---------      ---------

               Land                              $   4,535      $   5,027
               Buildings and improvements           23,354         18,849
               Machinery and equipment              88,429         80,302
               Furniture and fixtures               11,317          8,448
               Software costs                        4,786          1,660
               Construction in progress                810            957
                                                 ---------      ---------
                                                   133,231        115,243
               Less accumulated depreciation       (37,247)       (29,394)
                                                 ---------      ---------
                                                 $  95,984      $  85,849
                                                 =========      =========

        NET INCOME PER SHARE

       Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 0.9 million, 1.6 million, and 1.9 million potential dilutive common shares for the years ended April 30, 1999, 1998, and 1997, respectively. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.

       In September 1996 and December 1996, the Company effected a two-for-one and a three-for-two common stock split, respectively, each in the form of a stock dividend. All historical share and per share amounts have been retroactively restated to reflect the common stock splits.

       GOODWILL

       Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically evaluates whether events and circumstances have occurred which would indicate that goodwill is not recoverable. Accumulated amortization of goodwill was $4,709,000 and $2,233,000 at April 30, 1999 and 1998, respectively. Amortization expense for 1999, 1998, and 1997 was $2,476,000, $1,434,000, and $253,000, respectively.

       PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS

       The cost of acquired patents, trademarks, and other purchased product rights are capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets at April 30, 1999 and 1998 was $561,000 and $364,000, respectively. Amortization expense for 1999, 1998, and 1997 was $473,000, $271,000, and $64,000, respectively.

       ACCOUNTS PAYABLE

       Accounts payable includes checks written but not yet presented for payment at April 30, 1999 and 1998 of $5,215,000 and $6,409,000,
       respectively.

       ACCRUED LIABILITIES AND OTHER

       Accrued liabilities and other consisted of the following at April 30, 1999 and 1998 (in thousands):

                                                          1999       1998
                                                        -------    -------
            Accrued wages, commissions,
              bonuses, and benefits                     $ 9,041    $ 7,607
            Accrued income taxes                            265        828
            Other                                         7,152      9,801
                                                        -------    -------
                                                        $16,458    $18,236
                                                        =======    =======

       PRODUCT WARRANTY

       The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for 1999, 1998, and 1997 was $1,719,000, $1,035,000, and $1,057,000, respectively.

       CREDIT RISK

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company's trade receivables are primarily from independent distributors of towing and recovery equipment and towing service customers, and such receivables are generally not collateralized. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

       REVENUE RECOGNITION

       Revenue is recorded by the Company when equipment is shipped to independent distributors or other customers. Revenue from towing services is recognized when services are performed.

       INTEREST RATE SWAP AGREEMENT

       The Company has entered into an interest rate swap agreement for the purpose of managing its interest rate exposure. The swap agreement is accounted for on an accrual basis and amounts to be paid or received under the agreement are recorded in interest expense in the period in which they accrue.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 until June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

       RECLASSIFICATIONS

       Certain reclassifications have been made to prior years' financial information to conform with the 1999 presentation.

  3.   BUSINESS COMBINATIONS

       All businesses acquired through April 30, 1999 which were accounted for under the purchase method of accounting are included in the accompanying consolidated financial statements from the dates of acquisition. Any excess of the aggregate purchase price over the estimated fair value of net assets acquired has been recognized as a component of goodwill in the accompanying consolidated financial statements. All significant businesses acquired through April 30, 1998 which were accounted for under the pooling-of-interests method of accounting have been included retroactively in the accompanying consolidated financial statements as if the companies had operated as one entity since inception.

       During fiscal 1997, the Company purchased three distributors of towing and recovery equipment for an aggregate purchase price of $4,073,000 which consisted of 318,157 shares of common stock. The Company also purchased 13 towing service companies for an aggregate purchase price of $29,239,000, which consisted of $7,479,000 in cash and $21,760,000
       (1,639,491 shares) of common stock. These acquisitions have been accounted for under the purchase method. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $32,062,000.

       Also, during fiscal 1997, the Company acquired all of the outstanding capital stock of Vulcan International, Inc., a manufacturer of towing and recovery equipment and an additional three distributors of towing and recovery equipment for an aggregate purchase price of $13,085,000, which consisted of 1,132,513 shares of common stock. The Company also purchased all of the outstanding common stock of 16 towing service companies for an aggregate purchase price of $28,053,000 which consisted of $250,000 in cash and $27,803,000 (2,217,680 shares) of common stock. These acquisitions were accounted for under the pooling-of-interests method.

       During fiscal 1998, the Company purchased Chevron, Inc., a manufacturer of towing and recovery equipment, and three distributors of towing and recovery equipment for an aggregate purchase price of $11,525,000, which consisted of $10,818,000 in cash and $707,000 (44,113 shares) of common stock. The Company also purchased 38 towing service companies for an aggregate purchase price of $45,065,000 which consisted of $14,468,000 in cash and $30,597,000 (2,798,217 shares) of common stock. These acquisitions have been accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $42,516,000.

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

       During fiscal 1999, the Company purchased 35 towing service companies for an aggregate purchase price of $29,571,000, which consisted of $21,305,000 in cash, $950,000 in promissory notes and $7,316,000
       (1,232,905 shares) of common stock. These acquisitions have been accounted for under the purchase method. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20,058,000.

       The following unaudited pro forma summary combines the results of operations of (i) all 1999 purchase combinations and the Company as if these combinations had occurred at the beginning of fiscal 1998 and (ii) all 1998 and 1997 purchase combinations, the insignificant pooling-of-interests combinations, and the Company as if these combinations had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including amortization of intangible assets and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and these acquisitions had constituted a single entity during these periods (in thousands, except per share data).

                                                 1999                       1998                     1997
                                        --------------------      ---------------------     ---------------------
                                           As           Pro          As          Pro          As           Pro
                                        Reported       Forma      Reported      Forma       Reported      Forma
                                        --------     --------     --------     --------     --------     --------
       Net sales                        $525,932     $541,904     $397,213     $489,104     $292,394     $406,194
                                        ========     ========     ========     ========     ========     ========

       Net income                       $  2,206     $  3,957     $ 12,665     $ 18,118     $ 14,521     $ 16,099
                                        ========     ========     ========     ========     ========     ========

       Diluted net income per share     $   0.05     $   0.08     $   0.27     $   0.38     $   0.35     $   0.39
                                        ========     ========     ========     ========     ========     ========

       Subsequent to April 30, 1999, the Company acquired two additional towing service companies for approximately $2,275,000 in cash. Also, the Company has executed letters of intent to acquire five additional towing service companies.

  4.   LONG-TERM OBLIGATIONS AND LINE OF CREDIT

       LONG-TERM OBLIGATIONS

       Long-term obligations consisted of the following at April 30, 1999 and 1998 (in thousands):

                                                                                            1999           1998
                                                                                         ---------      ---------
       Outstanding borrowings under line of credit                                       $ 125,000      $  85,000

       Mortgage notes payable,  weighted average interest rate at
           5.40%,  payable in monthly installments, maturing 2003
           to 2011
                                                                                             3,209          3,508
       Equipment notes payable,  weighted average interest rate at
           9.69%, payable in monthly installments, maturing 1999 to
           2005
                                                                                             6,894          9,220
        Other notes payable                                                                  2,917          2,950
                                                                                         ---------      ---------
                                                                                           138,020        100,678
       Less current portion                                                                 (4,170)        (4,900)
                                                                                         ---------      ---------
                                                                                         $ 133,850      $  95,778
                                                                                         =========      =========

       At April 30, 1999, future maturities of long-term obligations (excluding future cash outflows for interest) are as follows (in thousands):


                      2000                          $    4,170
                      2001                             128,059
                      2002                               1,652
                      2003                               1,270
                      2004                               1,097
                      Thereafter                         1,772


       Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

       LINE OF CREDIT

       At April 30, 1999, the Company had an unsecured revolving credit facility of $175,000,000 (the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate, or the prime rate plus a margin ranging from 0.75% to 2.00% based on a specified ratio of funded indebtedness to earnings (6.68% at April 30, 1999) or the prime rate, as elected by the Company. The weighted average interest rate for borrowings outstanding under the Credit Facility during 1999 and 1998 was approximately 7.05% and 6.43%, respectively. Interest is payable monthly. The Credit Facility is due on January 30, 2001 and is renewable on an annual basis thereafter.

       The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures, and mergers and acquisitions. At April 30, 1999, the Company was in violation of certain of these financial ratio covenants for which it has received a waiver. The Company obtained amended agreements dated July 27, 1999 in which certain financial ratio covenants were amended and the Company granted the lending institutions a security interest in substantially all assets of the Company.

       On May 1, 1998, the Company entered into an interest rate swap agreement covering a notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years. If the Company elected to terminate the swap agreement, the cost as of April 30, 1999 would have been approximately $480,000.

       The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate swap agreement but has no off balance sheet risk of accounting loss. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the agreement. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.


  5.   STOCK-BASED COMPENSATION PLANS

       The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.

       In accordance with the Company's stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and nonemployee directors of the Company. Options vest ratably over a four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at April 30, 1999 and 1998 were 0.4 million and 1.5 million, respectively.

       For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998, and 1997, respectively: expected dividend yield of 0%; expected volatility of 52%, 51% and 42%; risk-free interest rate of 5.23%, 5.99% and 6.33%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in 1999, 1998, and 1997 is approximately $2,820,000, $5,058,000, and $7,457,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

       Had compensation cost for 1999, 1998, and 1997 stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                             1999           1998           1997
                                         ---------      ----------     ----------
       Net income (in thousands):
           As reported                   $   2,206      $   12,665     $   14,521
           Pro forma                          (614)         10,447         13,624
       Basic net income per share:
           As reported                   $    0.05      $     0.28     $     0.37
           Pro forma                         (0.01)           0.24           0.34
       Diluted net income per share:
           As reported                   $    0.05      $     0.27     $     0.35
           Pro forma                         (0.01)           0.23           0.33


       The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because its does not take into consideration pro forma compensation expense related to grants made prior to 1996.

       A summary of the activity of stock options during 1999, 1998, and 1997 is presented below (shares in thousands):

                                                            1999                        1998                   1997
                                                      ---------------------     --------------------    ----------------------
                                                                   Weighted                 Weighted                 Weighted
                                                      Shares        Average     Shares       Average    Shares        Average
                                                      Under        Exercise      Under      Exercise     Under        Exercise
                                                     Option         Price       Option        Price     Option          Price
                                                      ------      --- -----     ------      ---------     -----      ---------
       Outstanding at Beginning of Year               4,146      $    7.97      3,768      $    6.39     2,776      $    2.98
           Granted                                    1,238           6.44        818          13.46     1,529          11.28
           Exercised                                    (34)          2.48       (300)          3.24      (515)          2.55
           Forfeited                                   (184)         11.18       (140)          7.62       (22)          6.67
                                                     ------      ---------     ------      ---------     -----      ---------
       Outstanding at End of Year                     5,166      $    7.43      4,146      $    7.97     3,768      $    6.39
                                                      =====      =========      =====      =========     =====      =========

       Options exercisable at year end                2,683      $    6.18      1,643      $    5.18       811      $    3.25
                                                      =====      =========      =====      =========     =====      =========
          Weighted average fair value
           of options granted
                                                                 $    3.15                 $    6.84               $    5.54
                                                                 =========                 =========               =========

       A  summary  of  options  outstanding  under  the  Company's   stock-based
       compensation plans at April 30, 1999 is presented below (shares in thousands):

                                                Shares             Weighted                                   Weighted Average
                  Exercise                      Under              Average                  Shares           Exercise Price of
                 Price Range                    Option          Remaining Life           Exercisable         Shares Exercisable
        ---------------------------             -------         --------------           -----------         ------------------
       $  2.33        -     $  3.37              1,123                5.3                    1,124                $  2.37
          3.78        -        5.48              1,131                7.6                      548                   4.10
          5.75        -        7.75                856                8.9                       71                   6.68
          8.79        -       12.88              1,330                7.5                      683                  10.77
         13.38        -       18.00                726                8.1                      257                  14.96
                                                 -----                ---                    -----                -------
                 Total                           5,166                7.3                    2,683                $  6.18
                                                 =====                ===                    =====                =======

  6.   LEASE COMMITMENTS

       The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases was
       $11,256,000,   $7,952,000,  and  $455,000,  for  1999,  1998,  and  1997,
       respectively.

       At April 30, 1999, future minimum lease payments under noncancellable operating leases for the next five fiscal years are as follows (in thousands):

                         2000                          $ 10,663
                         2001                             9,393
                         2002                             8,052
                         2003                             5,745
                         2004                             3,027


  7.   LITIGATION

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

       During September, October, and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with the permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999, counsel for plaintiffs filed a notice of appeal. In both these actions, the Company has denied liability and will continue to vigorously defend itself.

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

       In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of business. The ultimate disposition of such matters cannot be determined presently, but will not, in the opinion of management, based in part on the advice of legal counsel, have a material adverse effect on the financial position or results of operations of the Company.


  8.   INCOME TAXES

       Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

       The provision for income taxes consisted of the following for 1999, 1998, and 1997 (in thousands):

                                        1999         1998         1997
                                      -------      -------      -------

                      Current:
                          Federal     $(2,855)     $ 6,300      $ 7,973
                          State          (336)         720          938
                          Foreign         409          239          228
                                      -------      -------      -------
                                       (2,782)       7,259        9,139
                                      -------      -------      -------
                      Deferred:
                          Federal       4,498          713         (612)
                          State           529           81          (72)
                          Foreign          27          133          (19)
                                      -------      -------      -------
                                        5,054          927         (703)
                                      -------      -------      -------
                                      $ 2,272      $ 8,186      $ 8,436
                                      =======      =======      =======


       The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 1999, 1998, and 1997 were as follows:

                                                                1999         1998         1997
                                                                ----         ----         ----
                Federal statutory tax rate                      34.0%        35.0%        34.0%
                State taxes, net of federal tax benefit          4.0          4.0          4.0
                Non-deductible goodwill amortization            17.2          1.7          0.6
                Other                                           (4.5)        (1.4)        (1.9)
                                                                ----         ----         ----
                Effective tax rate                              50.7%        39.3%        36.7%
                                                                ====         ====         ====

       Deferred income tax assets and liabilities for 1999 and 1998 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at April 30, 1999 and 1998 are as follows (in thousands):

                                                                     1999        1998
                                                                   -------      ------
                Deferred tax assets:
                    Allowance for doubtful accounts                $ 1,191      $  601
                    Accruals and reserves                            2,527       3,523
                    Inventory and related reserves                     148         253
                    Other                                               44          38
                                                                   -------      ------
                                  Total deferred tax assets          3,910       4,415
                                                                   -------      ------

                 Deferred tax liabilities:
                     Property, plant, and equipment                  7,004       2,680
                     Other                                             578         215
                                                                   -------      ------
                                Total deferred tax liabilities       7,582       2,895
                                                                   -------      ------
                Net deferred tax (liability) asset                 $(3,672)     $1,520
                                                                   =======      ======

  9.   SALE OF FINANCE RECEIVABLES

       In April 1997, the Company entered into an agreement to sell certain finance receivables to a third party leasing company for $24,596,000. An additional $3,861,000 was sold in October 1997. The resulting gain on these sales did not have a material impact on the Company's consolidated financial statements.

       The agreement contingently obligates the Company to indemnify the leasing company for any losses it incurs up to specified amounts in the event the lessee defaults. The Company believes that any equipment returned as a result of lessee defaults could be sold to third parties at amounts approximating the debt obligations under the leases. The Company's aggregate potential liability under the agreement as of April 30, 1999 and 1998 was $2,733,000 and $5,393,000, respectively. Management believes its reserves for such recourse provisions are adequate to cover its exposures under the agreement.


10.    PREFERRED STOCK

       The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.


11.    EMPLOYEE BENEFIT PLAN

       During 1996, the Company established a contributory retirement plan for all full-time employees with at least 90 days of service. Effective January 1, 1999, the Company split the plan into two identical plans by operating segment. These plans are designed to provide tax-deferred income to the Company's employees in accordance with the provisions of
       Section 401(k) of the Internal Revenue Code.

       These plans provide that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over a period of five years.

       All funds contributed by the participants are immediately vested. Under the terms of the plans, the Company may also make discretionary profit-sharing contributions. Profit-sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named investment options.

       Upon death,  disability,  retirement,  or the  termination of employment, participants may elect to receive periodic or lump-sum payments. Additionally, amounts may be withdrawn in cases of demonstrated hardship. Company contributions to the plans were not significant in 1999, 1998, and 1997.

  12.  STOCK REPURCHASE PLAN

      The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 1999. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. All shares purchased under the plan during fiscal 1999 and 1998 (500,000 shares at a cost of $2.3 million for the year ended April 30, 1999 and 547,900 shares at a cost of $4.2 million for the year ended April 30, 1998) were reissued as consideration for towing service companies acquired prior to April 30, 1999.


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

       In the second quarter of fiscal 1998, the Company recorded a pretax restructuring charge of $4.1 million to provide for the plant closing and consolidation of manufacturing operations. Of the $4.1 million restructuring charge, approximately $0.5 million related to workforce reductions of approximately 150 employees and associated costs. Also, $1.9 million of asset valuation losses relating to plant and machinery and equipment writedowns is included in the restructuring charge. The balance of the charge covers lease terminations, property holding costs, and other shutdown related costs. At April 30, 1999 and 1998, approximately $3.9 million and $2.9 million, respectively, had been charged against the related reserves.

14.     SEGMENT INFORMATION

       During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires financial information to be reported on the basis that management uses for evaluating segment performance and making operating decisions.

       The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The accounting policies of the reportable segments are the same as those described in Note 2. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting performance. The Company measures the performance of its operating segments based on net revenue and operating income. Income taxes are managed on a Company-wide basis. Segment performance is also evaluated based on profit or loss before taxes.


                                            Towing and
                                             Recovery      Towing
                                             Equipment     Services       Eliminations     Consolidate
                                             ---------     --------       ------------     -----------
                                                                   (In Thousands)
       1999
       Net sales-external                    $ 342,388      $183,544       $      0           $525,932
       Net sales-intersegment                    4,850              0        (4,850)                 0
       Depreciation and amortization             3,853         11,647             0             15,500
       Operating income                         14,867            430          (424)            14,873
       Interest expense, net                     4,889          5,506             0             10,395
       Income (loss) before income taxes         9,553         (5,075)            0              4,478
       Capital expenditures                      7,170         11,828             0             18,998
       Total assets                            257,959        187,084       (52,563)           392,480

       1998
       Net sales-external                    $ 282,241      $ 114,972      $      0           $397,213
       Net sales-intersegment                    2,398              0        (2,398)                 0
       Depreciation and amortization             3,495          6,752             0             10,247
       Operating income                         19,163          5,167           (90)            24,240
       Interest expense, net                       933          2,456             0              3,389
       Income before income taxes               16,317          4,534             0             20,851
       Capital expenditures                      5,851         20,664             0             26,515
       Total assets                            223,647        146,996       (40,913)           329,730




       1997
       Net sales-external                    $ 254,977      $  37,417      $      0           $292,394
       Net sales-intersegment                        0              0             0                  0
       Depreciation and amortization             2,983          2,799             0              5,782
       Operating income                         21,200          2,377             0             23,577
       Interest (income) expense, net             (271)           891             0                620
       Income before income taxes               21,471          1,486             0             22,957
       Capital expenditures                      7,996          3,077             0             11,073
       Total assets                            161,120         65,557       (11,380)           215,297



       Total net sales to foreign countries were not significant in 1999, 1998, and 1997. Total long-lived assets located in foreign countries were not significant at April 30, 1999, 1998, and 1997.


15.    QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following is a summary of the unaudited quarterly financial information for the years ended April 30, 1999 and 1998 (in thousands, except per share data):

                                                                                                   Basic               Diluted
                                                                                                    Net                  Net
                                                                                                  Income               Income
                                              Net        Operating             Net             (Loss) Per           (Loss) Per
                                             Sales        Income              Income               Share               Share
                                             -----        ------              ------               -----               -----
      Year ended April 30, 1999:
          First quarter                    $117,754     $  6,684  <F1>       $  2,684 <F1>         $0.06  <F1>        $0.06  <F1>
          Second quarter                    134,055        7,265  <F1>          3,079 <F1>          0.07  <F1>         0.07  <F1>
          Third quarter                     132,629        4,443  <F1>            931 <F1>          0.02  <F1>         0.02  <F1>
          Fourth quarter                    141,494       (3,519) <F1>         (4,488)<F1>         (0.10) <F1>        (0.10) <F1>
                                          ---------     --------             --------                -----              -----
                      Total                $525,932      $14,873             $  2,206              $0.05              $0.05
                                           ========      =======             ========              =====              =====

      Year ended April 30, 1998:
          First quarter                   $  85,353     $  7,924             $  4,798                $0.11              $0.11
          Second quarter                     94,727        4,117                2,277                 0.05               0.05
          Third quarter                     105,221        5,081                2,391                 0.05               0.05
          Fourth quarter                    111,912        7,118                3,199                 0.07               0.07
                                          ---------     --------             --------                -----              -----
                      Total               $ 397,213     $ 24,240             $ 12,665                $0.28              $0.27
                                          =========     ========             ========                =====              =====

<F1> Amounts as restated in public  filings on Forms 10Q/A.

         In connection with its annual physical inventory counts, the Company identified certain adjustments that it deemed necessary to more accurately state the previously filed fiscal 1999 quarterly financial statements. During the interim periods, the Company records inventory using estimated margins. While this method has proven to be reliable in the past, this year's physical inventory counts revealed aggregate adjustments which the Company believes to be attributable to material, production, and other inventory costs being higher, and the related utilization being less efficient than estimated during the year.

         The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               AS TO SCHEDULE II -
                        VALUATION AND QUALIFYING ACCOUNTS


To Miller Industries, Inc.

           We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Miller Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated August 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
August 5, 1999

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                  Balance at                                       Accounts       Balance at
                                                  Beginning        Charged to       Charged to     Written          End of
                                                  of Period        Expenses          Other           Off            Period
                                                  ---------        --------          -----           ---            ------
                                                                                (In Thousands)
Year  ended April 30, 1997:
 Deduction from asset accounts:
           Allowance for doubtful accounts          $1,265            174            474<F1>         (139)          $1,774

Year  ended April 30, 1998:
 Deduction from asset accounts:
           Allowance for doubtful accounts          $1,774            214          1,082<F1>         (953)          $2,117

Year  ended April 30, 1999:
 Deduction from asset accounts:
           Allowance for doubtful accounts          $2,117          2,123            175<F1>         (713)           3,702

<F1>   other  addition to the allowance for doubtful  accounts  results from the acquisitions in fiscal 1997, 1998 and 1999 which were accounted for under the purchase method of accounting.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 1999.

                                MILLER INDUSTRIES, INC.


                                 By: /s/ Jeffrey I. Badley
                                         Jeffrey I. Badgley, President,
                                         Chief Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 12th day of August, 1999.

Signature                                    Title

/s/ William G. Miller*                       Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley                       President, Chief Executive Officer
Jeffrey I. Badgley                           and Director

/s/ J. Vincent Mish*                         Vice President, Treasurer and
J. Vincent Mish                              Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

/s/ A. Russell Chandler, III*                Director
A. Russell Chandler, III

/s/ Paul E. Drack*                           Director
Paul E. Drack

/s/ Richard H. Roberts*                      Director
Richard H. Roberts

/s/ James A. McKinney*                      Chief Executive Officer
James A. McKinney                            - RoadOne, Inc. and Director


*  By: /s/ Jeffrey I. Bedgley
        Jeffrey I. Badgley, attorney in fact

                                  EXHIBIT INDEX


EXHIBIT                      DESCRIPTION

23                  Consent of Arthur Andersen LLP

27                  Financial Data Schedule (for SEC use only)