Form 10-Q
period 1999-07-31
MILLER INDUSTRIES INC /TN/
filed 1999-09-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999
                           Commission File No. 0-24298



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

                                   YES /X/ NO / /

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 1999 was 46,694,297.

                             MILLER INDUSTRIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                  Page Number
                                                                                -----------

         Item 1.      Financial Statements (Unaudited)
                      --------------------------------
                      Condensed Consolidated Balance Sheets -
                      July 31, 1999 and April 30, 1999                               3

                      Condensed Consolidated Statements of Income
                      for the Three Months Ended July 31, 1999 and 1998              4

                      Condensed Consolidated Statements of Cash Flows
                      for the Three Months Ended July 31, 1999 and 1998              5

                      Notes to Condensed Consolidated Financial
                      Statements                                                     6

         Item 2.      Management's Discussion and Analysis of Financial
                      -------------------------------------------------
                      Condition and Results of Operations                            9
                      -----------------------------------


PART II. OTHER INFORMATION

         Item 1       Legal Proceedings                                             13
                      -----------------

         Item 6.      Exhibits and Reports On Form 8-K                              14
                      --------------------------------


SIGNATURES                                                                          14

                                      MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)

                                                       ASSETS
                                                                                           JULY 31,       APRIL 30,
                                                                                             1999           1999
                                                                                          ---------      ---------
CURRENT ASSETS:
    Cash and temporary investments                                                        $  10,995      $   9,331
    Accounts receivable, net                                                                 81,279         81,109
    Inventories                                                                              79,361         77,912
    Deferred income taxes                                                                     4,343          4,244
    Prepaid expenses and other                                                               12,704         12,264
                                                                                          ---------      ---------
                 Total current assets                                                       188,682        184,860

PROPERTY, PLANT AND EQUIPMENT, NET                                                           95,443         95,984

GOODWILL, NET                                                                               104,108        103,292

OTHER ASSETS                                                                                  7,296          8,344
                                                                                          ---------      ---------
                                                                                          $ 395,529      $ 392,480
                                                                                          =========      =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                                     $     797      $   4,170
    Accounts payable                                                                         43,842         42,783
    Accrued liabilities and other                                                            20,622         16,458
                                                                                          ---------      ---------
                 Total current liabilities                                                   65,261         63,411
                                                                                          ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                                        133,430        133,850
                                                                                          ---------      ---------

DEFERRED INCOME TAXES                                                                         8,116          7,916
                                                                                          ---------      ---------
SHAREHOLDERS' EQUITY (Note 2):
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
            None issued or outstanding                                                            0              0
    Common stock, $.01 par value, 100,000,000 shares authorized; 46,694,297 and
       46,679,783 shares issued and outstanding at
       July 31, 1999 and April 30, 1999, respectively                                           467            467
    Additional paid-in capital                                                              144,696        144,607
    Retained earnings                                                                        44,512         43,068
    Accumulated other comprehensive income                                                     (953)          (839)
                                                                                          ---------      ---------
                  Total shareholders' equity                                                188,722        187,303
                                                                                          ---------      ---------
                                                                                          $ 395,529      $ 392,480
                                                                                          =========      =========

                      See accompanying notes to condensed consolidated financial statements

                                  MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      JULY 31,
                                                                          ---------------------------------
                                                                            1999                     1998
                                                                          --------                 --------

NET SALES                                                                 $134,336                 $117,754

COSTS AND EXPENSES:
    Costs of operations                                                    109,914                   94,040
    Selling, general, and administrative expenses                           19,228                   17,030
    Interest expense, net                                                    2,638                    2,040
                                                                          --------                 --------
          Total costs and expenses                                         131,780                  113,110
                                                                          --------                 --------

INCOME BEFORE INCOME TAXES                                                   2,556                    4,644
INCOME TAXES                                                                 1,112                    1,960
                                                                          --------                 --------

NET INCOME                                                                $  1,444                 $  2,684
                                                                          ========                 ========

NET INCOME PER COMMON SHARE:
           BASIC                                                          $   0.03                 $   0.06
                                                                          ========                 ========
           DILUTED                                                        $   0.03                 $   0.06
                                                                          ========                 ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                                                            46,689                   46,064
                                                                          ========                 ========
           DILUTED                                                          47,290                   47,195
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

                                           MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)

                                                                                                    THREE MONTHS ENDED JULY 31,
                                                                                                    ---------------------------

                                                                                                      1999              1998
                                                                                                    --------         --------
OPERATING ACTIVITIES:
       Net income                                                                                   $  1,444         $  2,684
       Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization                                                            4,282            2,964
              Deferred income tax (benefit) provision                                                   (100)             214
              Loss (gain) on disposals of property, plant, and equipment                                  86             (351)
              Changes in operating assets and liabilities:
                 Accounts receivable                                                                    (274)            (637)
                 Inventories                                                                          (1,462)          (6,435)
                 Prepaid expenses and other                                                             (258)             968
                 Accrued liabilities                                                                   3,206           (1,444)
                 Accounts payable                                                                      1,079             (939)
                 Other assets                                                                           (128)             547
                                                                                                    --------         --------
                    Net cash provided by (used in) operating activities                                7,875           (2,429)
                                                                                                    --------         --------
INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                                       (1,900)          (4,256)
    Proceeds from sales of property, plant, and equipment                                                585              705
    Acquisition of businesses, net of cash acquired                                                     (998)         (10,445)
    Other                                                                                                 95              (33)
                                                                                                    --------         --------
                    Net cash used in investing activities                                             (2,218)         (14,029)
                                                                                                    --------         --------
FINANCING ACTIVITIES:
    Net (repayment) borrowings under line of credit                                                   (2,000)          24,000
    Repayment of long-term debt                                                                       (2,046)          (2,899)
    Proceeds from exercise of stock options                                                               88               15
                                                                                                    --------         --------
                  Net cash (used in) provided by financing activities                                 (3,958)          21,116
                                                                                                    --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   TEMPORARY INVESTMENTS
                                                                                                         (35)              14
                                                                                                    --------         --------
NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                                                         1,664            4,672
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD

                                                                                                       9,331            7,367
                                                                                                    --------         --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                                                       $ 10,995         $ 12,039
                                                                                                    ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                                                      $  2,673         $  1,976
                                                                                                    ========         ========
    Cash payments for income taxes                                                                  $    540         $  1,668
                                                                                                    ========         ========

                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

2.       Net Income Per Share

         Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 0.6 million and 1.1 million potential dilutive common shares for the three months ended July 31, 1999 and 1998, respectively. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.


3.       Inventories


         Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at July 31, 1999 and April 30, 1999 consisted of the following (in thousands):

                                           July 31,       April 30,
                                             1999           1999
                                           -------        -------

               Chassis                     $16,895        $18,340
               Raw Materials                16,942         16,348
               Work in process              14,256         12,180
               Finished goods               31,268         31,044
                                           -------        -------
                                           $79,361        $77,912
                                           =======        =======

4.       Business Combinations

         During the quarter ended July 31, 1999, the Company purchased one towing services company for $1.2 million consisting of approximately $0.7 million in cash and $0.5 million in promissory notes. This acquisition was accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not yet been finalized for this transaction. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $1.2 million.

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

6.       Comprehensive Income

         Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of approximately $1,330,000 and $2,593,000 for the quarters ended July 31, 1999 and 1998, respectively.

7.       Segment Information

         The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments for the three months ended July 31, 1999 and 1998 (in thousands):

                                   Towing and
                                   Recovery          Towing
                                   Equipment        Services      Eliminations    Consolidated
                                   ---------        --------      ------------    ------------
1999
Net sales-external                 $82,951          $51,385        $  --           $134,336
Net sales-intersegment                --               --             --               --
Operating income                     4,493              744           (43)            5,194
Interest expense, net                1,119            1,519           --              2,638
Income (loss) before income taxes    3,331             (775)          --              2,556

1998
Net sales-external                 $76,603          $41,151        $  --           $117,754
Net sales-intersegment               1,285             --          (1,285)             --
Operating income                     4,290            2,445           (51)            6,684
Interest expense, net                  958            1,082           --              2,040
Income before income taxes           3,281            1,363           --              4,644


8.       Reclassifications

         Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

9.       Subsequent Events

         Subsequent to the end of the quarter, the Company has closed three additional acquisitions of towing services companies with aggregate annual historical revenues of approximately $2.2 million. The consideration for these transactions consists of approximately $1.9 million in cash, which includes the assumption of certain indebtedness, and approximately $0.4 million in promissory notes.

         Additionally, the Company has executed a letter of intent to acquire one additional towing services company.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

         RECENT DEVELOPMENTS

         As more fully discussed in Note 4 to condensed consolidated financial statements, during the quarter ended July 31, 1999, the Company acquired one towing services company.

         Subsequent to the end of the quarter and as more fully discussed in
         Note 9 to condensed consolidated financial statements, the Company has closed three additional acquisitions of towing services companies. Also, the Company has executed a letter of intent to purchase one additional towing services company.

         RESULTS OF OPERATIONS--THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

         Net sales for the three months ended July 31, 1999, increased 14.1% to $134.3 million from $117.8 million for the comparable period in 1998. Net sales in the towing and recovery equipment segment increased 8.3% from $76.6 million to $83.0 million due primarily to higher unit sales of chassis, large wreckers and car carriers. Sales of new products-slide axle trailers and multi-car trailers, also contributed to the increase in sales in this segment. Net sales in the towing services segment increased 24.9% from $41.2 million to $51.4 million due primarily to the inclusion of towing companies acquired subsequent to the first quarter of fiscal 1999.

         Costs of operations for the three months ended July 31, 1999, increased 16.9% to $109.9 million from $94.0 million for the comparable period in 1998. Costs of operations of the towing and recovery equipment segment increased slightly as a percentage of net sales from 84.6% to 85.1%. In the towing services segment, costs of operations as a percentage of net sales increased from 71.0% to 76.7% due to increased labor costs of the towing services operations along with the associated benefits and worker's compensation costs, increased depreciation on additions to the fleet and increased insurance costs due to loss experience.

         Selling, general and administrative expenses for the three months ended July 31, 1999, increased 12.9% to $19.2 million from $17.0 million for the comparable period of 1998. In the towing and recovery equipment segment, as a percentage of net sales, selling, general and administrative expenses decreased slightly from 9.8% to 9.5%. In the towing services segment, selling, general and administrative expenses as a percentage of net sales decreased from 23.1% to 21.9%. The decrease was due primarily to the increased revenue base and cost reduction efforts.

         Net interest expense increased $0.6 million to $2.6 million for the three-months ended July 31, 1999 from $2.0 million for the three months ended July 31, 1998 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was 43.5% for the three months ended July 31, 1999 and 42.2% for the three months ended July 31, 1998. The difference between the effective tax rate and the statutory tax rate is primarily due to non-deductible goodwill amortization and state income taxes.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $7.9 million for the three month-period ended July 31, 1999 compared to cash used in operating activities of $2.4 million for the comparable period of 1998. The increase in cash flows from operating activities was due primarily to improved working capital balances.

         Cash used in investing activities was $2.2 million for the three month period ended July 31, 1999 compared to $14.0 million used in investing activities for the comparable period in 1998. The cash used in investing activities was primarily for capital expenditures and acquisition of businesses, both of which were at significantly lower levels in the current fiscal year quarter than in the comparable prior year period.

         Cash used in financing activities was $4.0 million for the three month period ended July 31, 1999 and cash provided by financing activities was $21.1 million for the comparable period in the prior year. The cash was used primarily to reduce the Company's line of credit and other outstanding long-term debt and capital leases.

         The Company has a revolving credit facility of $175 million (the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate of 2.50% or the prime rate plus 1.25%, as elected by the Company. The Credit Facility is collateralized by substantially all of the assets and properties of the Company and its domestic subsidiaries. At July 31, 1999, $123 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions. On May 1, 1998, the Company entered into an interest swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.

         As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $1.2 million for the purchase of a towing services company during the quarter ended July 31, 1999. Capital expenditures remaining for the dispatch system described below are expected to be approximately $0.9 million. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

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

         With respect to IT systems, our Year 2000 plan includes programs relating to (i) computer applications, including those for servers, client server systems, and personal computers and (ii) IT infrastructure, including hardware, software, network technology, and voice and data communications. In case of non-IT systems, our Year 2000 plan includes programs related to equipment and processes required to produce our products in our manufacturing plants.

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

         The Company has initiated inquiries of major business partners to assess their state of readiness regarding Year 2000 issues that could materially and adversely impact the Company. These major business partners include, but are not limited to suppliers, financial institutions, benefit providers, payroll services, and customers, as well as potential failures in public and private infrastructure services, including electricity, water, transportation and communications. The Company has requested those third parties respond in writing that they will be Year 2000 compliant by the end of 1999. The Company is reviewing the responses as received and is assessing the third parties' efforts in addressing Year 2000 issues. Further, the Company is in the process of determining its vulnerability if these third parties fail to remediate their Year 2000 problems. Contingency plans are being developed and include, but are not limited to, using alternate vendors, manual interfaces, and hard copies. There can be no guarantee that the systems of third parties will be remediated on a timely basis, or that such parties' failure to remediate Year 2000 issues would not have a material adverse effect on the Company.

         The total cost of the Company's Year 2000 project includes costs for installing certain new hardware and software upgrades in both of its business segments of approximately $0.5 million and the cost of acceleration of a portion of its new dispatch software in its towing services segment of $1.5 million. The total cost of our Year 2000 efforts is expected to be about $2.0 million, which is being expensed as incurred except for hardware or software replacement costs that have been or will be capitalized. About $0.1 million of the total amount was incurred through July 31, 1999, and approximately an additional $1.9 million will be incurred in the remainder of calendar 1999. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to the Company's ongoing assessment of the Year 2000 issue, and appropriate remediation efforts, contingency plans and responses to any problems that may arise. The Company's Year 2000 expenses are paid out of its annual budget for information services.

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

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999, counsel for plantiffs filed a notice of appeal. In both these actions, the Company has denied liability and will continue to vigorously defend itself.

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

Date:    September 14, 1999