Form 10-Q
period 1999-10-31
MILLER INDUSTRIES INC /TN/
filed 1999-12-15
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999
                           Commission File No. 0-24298



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

                                   YES /X/   NO / /



The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 1999 was 46,697,625.

                             MILLER INDUSTRIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                      Page Number
                                                                    ----------
         Item 1.    Financial Statements (Unaudited)
                    --------------------------------

                    Condensed Consolidated Balance Sheets -
                    October 31, 1999 and April 30, 1999                   3

                    Condensed Consolidated Statements of Income
                    for the Three Months and Six Months Ended
                    October 31, 1999 and 1998                             4

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended October 31, 1999 and 1998    5

                    Notes to Condensed Consolidated Financial
                    Statements                                            6

         Item 2.    Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations                   10
                    -----------------------------------


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                     16
                    -----------------

         Item 4.    Submission of Matters to a Vote
                    of Security Holders                                   17
                    --------------------------------

         Item 6.    Exhibits and Reports On Form 8-K                      18
                    --------------------------------



SIGNATURES                                                                19

                                     MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)
                                                      ASSETS

                                                                                     OCTOBER 31,          APRIL 30,
                                                                                         1999               1999
                                                                                     ---------           ---------
CURRENT ASSETS:
    Cash and temporary investments                                                   $   9,883           $   9,331
    Accounts receivable, net                                                            89,051              81,109
    Inventories                                                                         83,740              77,912
    Deferred income taxes                                                                4,394               4,244
    Prepaid expenses and other                                                           5,152              12,264
                                                                                     ---------           ---------
                 Total current assets                                                  192,220             184,860

PROPERTY, PLANT AND EQUIPMENT, net                                                      94,982              95,984

GOODWILL, net                                                                          105,309             103,292

OTHER ASSETS, net                                                                        7,232               8,344
                                                                                     ---------           ---------
                                                                                     $ 399,743           $ 392,480
                                                                                     =========           =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                $   2,971           $   4,170
    Accounts payable                                                                    50,316              42,783
    Accrued liabilities and other                                                       22,928              16,458
                                                                                     ---------           ---------
                 Total current liabilities                                              76,215              63,411
                                                                                     ---------           ---------

LONG-TERM DEBT, less current portion                                                   127,679             133,850
                                                                                     ---------           ---------

DEFERRED INCOME TAXES                                                                    8,116               7,916
                                                                                     ---------           ---------
COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 5,000,000 shares authorized;
            none issued or outstanding                                                       0                   0
    Common stock, $.01 par value, 100,000,000 shares authorized;
       46,698,797  and 46,679,783  shares issued and  outstanding at October 31,
       1999 and April 30, 1999, respectively                                               467                 467
    Additional paid-in capital                                                         144,695             144,607
    Retained earnings                                                                   43,362              43,068
    Accumulated other  comprehensive income (loss)                                        (791)               (839)
                                                                                     ---------           ---------
                 Total shareholders' equity                                            187,733             187,303
                                                                                     ---------           ---------
                                                                                     $ 399,743           $ 392,480
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

                                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share data)
                                                   (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                October 31,                    October 31,
                                                        -------------------------      ------------------------
                                                           1999            1998            1999          1998
                                                        ---------        --------       --------       --------
NET SALES                                               $ 148,738        $134,055       $283,074       $251,809
                                                        ---------        --------       --------       --------

COSTS AND EXPENSES:
    Costs of operations                                   122,268         108,970        232,182        203,010
    Selling, general, and administrative expenses          19,680          17,820         38,908         34,850
    Non-recurring charges                                   6,041            --            6,041           --
    Interest expense, net                                   2,792           2,228          5,430          4,268
                                                        ---------        --------       --------       --------
          Total costs and expenses                        150,781         129,018        282,561        242,128
                                                        ---------        --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,043)          5,037            513          9,681
INCOME TAX PROVISION (BENEFIT)                               (892)          1,958            220          3,918
                                                        ---------        --------       --------       --------

NET INCOME (LOSS)                                       $  (1,151)       $  3,079       $    293       $  5,763
                                                        =========        ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE

       Basic                                            $   (0.02)       $   0.07       $   0.01       $   0.12
                                                        =========        ========       ========       ========
       Diluted                                          $   (0.02)       $   0.07       $   0.01       $   0.12
                                                        =========        ========       ========       ========
 WEIGHTED AVERAGE SHARES
    OUTSTANDING

      Basic                                                46,699          46,518         46,694         46,291
                                                        =========        ========       ========       ========
      Diluted                                              46,878          47,323         47,066         47,283
                                                        =========        ========       ========       ========

                      See accompanying notes to condensed consolidated financial statements.


                                    MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED statements of cash flows
                                                 (IN THOUSANDS)
                                                    (UNAUDITED)
                                                                                     Six Months Ended October 31,
                                                                                     ----------------------------
                                                                                          1999            1998
                                                                                       --------        --------
OPERATING ACTIVITIES:
       Net income                                                                      $    293        $  5,763

       Adjustments to reconcile net income to net cash provided by (used in) operating activities:

              Depreciation and amortization                                               8,584           6,445
              Deferred income tax provision                                                (130)            212
              Gain on sales of property, plant, and equipment                              (220)           (589)
              Changes in operating assets and liabilities:
                 Accounts receivable                                                     (7,744)         (6,891)
                 Inventories                                                             (5,763)        (15,018)
                 Prepaid expenses and other                                               3,815           1,022
                 Accrued liabilities and other                                            9,011          (6,805)
                 Accounts payable                                                         6,770           4,652
                 Other assets                                                               316          (2,160)
                                                                                       --------        --------
                     Net cash provided by (used in) operating
                         activities                                                      14,932         (13,369)
                                                                                       --------        --------
INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                          (5,058)         (9,504)
    Proceeds from sales of property, plant, and equipment                                 1,317           1,341
    Acquisition of businesses, net of cash acquired                                      (2,108)         (9,611)
    Other                                                                                   108             (21)
                                                                                       --------        --------
                     Net cash used in investing activities                               (5,741)        (17,795)
                                                                                       --------        --------
FINANCING ACTIVITIES:
    Net (repayment) borrowings under line of credit                                      (5,000)         37,500
    Payments of long-term obligations                                                    (3,712)         (4,699)
    Proceeds from exercise of stock options                                                  88              77
    Repurchase of common stock                                                             --              (857)
                                                                                       --------        --------
                     Net cash (used in) provided by financing activities                 (8,624)         32,021
                                                                                       --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY
    INVESTMENTS                                                                             (15)            105
                                                                                       --------        --------
NET INCREASE IN CASH AND TEMPORARY
    INVESTMENTS                                                                             552             962
CASH AND TEMPORARY INVESTMENTS, beginning of
    period                                                                                9,331           7,367
                                                                                       --------        --------
CASH AND TEMPORARY INVESTMENTS, end of period                                          $  9,883        $  8,329
                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                                         $  5,264        $  4,584
                                                                                       ========        ========
     Cash payments for income taxes                                                    $    829        $  4,491
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

2.       Net Income Per Share

         Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in .2 million and .8 million potential dilutive common shares for the three months ended October 31, 1999 and 1998, and .4 million and 1.0 million potential dilutive common shares for the six months ended October 31, 1999 and 1998, respectively. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.


3.       Inventories


         Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at October 31, 1999 and April 30, 1999 consisted of the following (in thousands):

                                          October 31,       April 30,
                                             1999             1999
                                          -----------       ---------

                  Chassis                  $16,744          $18,340
                  Raw Materials             20,186           16,348
                  Work in process           13,182           12,180
                  Finished goods            33,628           31,044
                                           -------          -------
                                           $83,740          $77,912
                                           =======          =======

4.       Business Combinations

         During the six months ended October 31, 1999, the Company purchased three towing service companies for an aggregate purchase price of $2.8 million, which consisted of $2.0 million in cash and $0.8 million in promissory notes. These acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of net identifiable assets acquired was approximately $1.7 million.

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

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the

         Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999 counsel for plaintiffs filed a notice of appeal and that appeal currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

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

6.       Stock Repurchase Plan

         The Company's board of directors approved a share repurchase plan during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of common stock from time to time through March 10, 2000. It is expected that such repurchased shares would be issued as consideration in business acquisitions currently being negotiated pursuant to the Company's ongoing acquisition strategy. No shares have been repurchased under the plan during fiscal 2000. All shares purchased under the plan during fiscal 1999 (500,000 shares at a cost of $2.3 million) were reissued as consideration for towing services companies acquired prior to October 31, 1999.

7.       Comprehensive Income

         Effective May 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income and expenses in the form of cumulative translation adjustments which resulted in total comprehensive income (loss) of approximately $(1.0) million and $3.2 million for the three months ended October 31, 1999 and 1998, respectively; and $0.3 million and $5.7 million for the six months ended October 31, 1999 and 1998, respectively.

8.       Segment Information

         The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments (in thousands):

                                          Towing and
                                           Recovery         Towing
                                          Equipment        Services       Eliminations     Consolidated
                                          ---------        --------       ------------     ------------
FOR THE THREE MONTHS ENDED
OCTOBER 1999
Net sales-external                       $  96,262         $  52,476         $  --           $ 148,738
Net sales-intersegment                        --                --              --                --
Operating income (loss)                      6,054            (5,305)           --                 749
Interest expense, net                        1,338             1,454            --               2,792
Income (loss) before income taxes            4,716            (6,759)           --              (2,043)

FOR THE THREE MONTHS ENDED
OCTOBER 31, 1998
Net sales-external                       $  88,190         $  45,865         $  --            $ 134,055
Net sales-intersegment                       1,985              --            (1,985)             --
Operating income (loss)                      5,943             1,388             (66)            7,265
Interest expense, net                          840             1,388            --               2,228
Income before income taxes                   5,037              --              --               5,037

FOR THE SIX MONTHS ENDED
OCTOBER 31, 1999
Net sales-external                       $ 179,213         $ 103,861         $  --           $ 283,074
Net sales-intersegment                        --                --              --                --
Operating income (loss)                     10,503            (4,560)           --               5,943
Interest expense, net                        2,457             2,973            --               5,430
Income (loss) before income taxes
                                             8,046            (7,533)           --                 513

FOR THE SIX MONTHS ENDED
OCTOBER 31, 1998
Net sales-external                       $ 164,793         $  87,016         $  --           $ 251,809
Net sales-intersegment                       3,270              --            (3,270)             --
Operating income                            10,235             3,832            (118)           13,949
Interest expense, net                        1,814             2,454            --               4,268
Income before income taxes                   8,303             1,378            --               9,681

9.       Non-Recurring Charges

         During the second quarter of fiscal 2000 the Company announced its plan to further rationalize its towing services operations. The Company recorded non-recurring charges in the amount of $6.0 million for costs related to this rationalization. These charges include the cost of early termination of certain employment contracts and facility leases, the loss on the disposal of certain excess equipment, and a casualty loss relating to one of the operations. At October 31, 1999
         approximately   $.3  million  had  been  charged  against  the  related
         reserves.

10.      Reclassifications

         Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations Recent Developments
         ---------------------------------

         As more fully discussed in Note 4 to condensed consolidated financial statements, during the six months ended October 31, 1999, the Company acquired a total of three towing service companies.

         RESULTS OF OPERATIONS--THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

         Net sales for the three months ended October 31, 1999, increased 11.0% to $148.7 million from $134.1 million for the comparable period in 1998. Net sales in the towing and recovery equipment segment increased 9.2% from $88.2 million to $96.2 million due primarily to higher unit sales of chassis and wreckers. Sales of new products, slide axle trailers and multi-car trailers, also contributed to the increase in sales for this segment. Net sales of the towing services segment increased 14.4% to $52.5 million from $45.9 million due primarily to the revenue contribution of towing services companies acquired subsequent to the second quarter of fiscal 1999.

         Costs of operations for the three months ended October 31, 1999, increased 12.2% to $122.3 million from $109.0 million for the comparable period in 1998. Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 85.2% to 84.7%. The towing services segment's cost of operations increased from 73.7% to 77.7% as a percentage of net sales. Increases are due to increased labor costs of the towing services operations along with the associated benefits and workers' compensation costs, and increased vehicle costs on additions to the fleet.

         Selling, general and administrative expenses for the three months ended October 31, 1999, increased 10.4% to $19.7 million from $17.8 million for the comparable period in 1998. In the towing and recovery equipment segment, selling, general and administrative expenses increased slightly as a percentage of sales from 8.1% to 9.0%. As a percentage of sales, selling, general and administrative expenses for the towing services segment decreased to 20.9% from 23.3% primarily due to the increased revenue base and continued cost reduction efforts.

         During the second quarter of fiscal 2000, the Company recorded non-recurring charges of $6.0 million for the further rationalization of its towing services operations. See Note 9 above for further discussion.

         Net interest expense increased $.5 million to $2.7 million for three months ended October 31, 1999 from $2.2 million for the comparable period in 1998 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate for the provision (benefit) for income taxes was 43.7% for the three months ended October 31, 1999 and 38.9% for the three months ended October 31, 1998. The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible goodwill amortization and state income taxes.

         RESULTS OF OPERATIONS--SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

         Net sales for the six months ended October 31, 1999 increased 12.4% to $283.1 million from $251.8 million for the comparable period in 1998. Net sales in the towing and recovery equipment segment increased 8.8% from $164.8 million to $179.2 million due primarily to higher unit sales of chassis, wreckers, and car carriers. Sales of new products, slide axle trailers and multi-car trailers, also contributed to the increase in sales for this segment. Net sales of the towing services segment increased 19.4% to $103.9 million from $87.0 million due primarily to the revenue contribution of towing services companies acquired subsequent to the second quarter of fiscal 1999.

         Costs of operations increased 14.4% to $232.2 million for the six months ended October 31, 1999 from $251.8 million for the comparable period in 1998. Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 85.0% to 84.8%. The towing services segment's cost of operations increased from 72.4% to 77.2% as a percentage of net sales. Increases are due to increased labor costs of the towing services operations along with the associated benefits and workers' compensation costs and increased vehicle costs on additions to the fleet.

         Selling, general and administrative expenses increased 11.6% to $38.9 million for the six months ended October 31, 1999 from $34.9 million for the comparable period of 1998. In the towing and recovery equipment segment, selling, general and administrative expenses decreased slightly as a percentage of sales from 9.3% to 8.9%. As a percentage of sales, selling, general and administrative expenses for the towing services segment decreased to 21.4% from 23.2% primarily due to the increased revenue base and continued cost reduction efforts.

         During the second quarter of fiscal 2000, the Company recorded non-recurring charges of $6.0 million for the further rationalization of its towing services operations. See Note 9 above for further discussion.

         Net interest expense increased $1.1 million to $5.4 million for the six months ended October 31, 1999 from $4.3 million for the six months ended October 31, 1998 primarily due to increased borrowings under the Company's line of credit to fund working capital needs and additional acquisitions of towing service companies.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate for the provision for income taxes was 42.9% for the six months ended October 31, 1999 and 40.5% for the six months ended October 31, 1998. The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible goodwill amortization and state income taxes.

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

         Cash flows provided by operating activities were $14.9 million for the six months ended October 31, 1999 as compared to $13.4 million used in operations for the comparable period of 1998. The increase in cash flows from operating activities was due primarily to improved working capital balances.

         Cash used in investing activities was $5.7 million for the six months ended October 31, 1999 compared to $17.8 million for the comparable period in 1998. The cash used in investing activities was primarily for capital expenditures for equipment, building expansion and acquisitions of businesses.

         Cash used in financing activities was $8.6 million for the six months ended October 31, 1999 as compared to $32.0 million provided by financing activities for the comparable period in the prior year. The cash was used primarily to reduce the Company's line of credit and other outstanding long-term debt and capital lease obligations.

         The Company has a revolving credit facility of $175 million ( the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate plus a margin of 2.50% or the prime rate plus 1.25%, as elected by the Company. The Credit
         Facility is collateralized by substantially all of the assets and properties of the Company and its domestic subsidiaries. At October 31, 1999, $120 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions. On May 1, 1998, the Company entered into an interest rate swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.

         As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $2.8 million for the purchase of towing services companies during the six months ended October 31, 1999. Capital expenditures remaining for the dispatch system for the towing services segment are expected to be approximately $0.9 million. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

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

         With respect to its applications programs, the Company's manufacturing plants began implementing a Year 2000 compliant ERP system in 1997. Although this project included initiatives outside of the scope of the Year 2000, the new system replaced an older non-compliant system. The Company's largest manufacturing facilities have completed their implementation. The new ERP system also contains the Company's financial applications, with implementation completed in fiscal 1999 and early fiscal 2000. Additionally, the Company upgraded the manufacturing system of one of its facilities to a Year 2000 compliant version. These implementations were not accelerated due to Year 2000 issues and, therefore, their costs are not included in the discussion of Year 2000 costs below.

         With respect to its infrastructure program, the inventory and assessment phase is complete. The implementation phase is complete as well, with many components being replaced as part of the Company's support for the implementation of a new ERP system for manufacturing and financial applications.

         With respect to its non-IT program, the Company has identified embedded chip technology at all manufacturing locations. A limited amount of operating equipment is date sensitive. Manufacturers of the affected equipment have been contacted. The Company has evaluated and made the suggested modifications and replacements. The total cost of compliance for the towing and recovery equipment segment is approximately $0.1 million.

         The Company's towing services segment has expended approximately $0.2 million in hardware and software upgrades to its operating systems to ensure Year 2000 compliance. The installation of these upgrades is approximately 95% complete and the remainder is expected to be completed prior to December 31, 1999. In addition, it is developing a contingency plan which will address locations not remediated prior to January 1, 2000. This segment completed its implementation of financial systems on a Year 2000 compliant ERP system in Fiscal 1999.

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

         The total cost of the Company's Year 2000 project includes costs for installing certain new hardware and software upgrades in both of its business segments of approximately $0.3 million. The total cost is being expensed as incurred except for hardware or software replacement costs that have been or will be capitalized. The Company's Year 2000 expenses are paid out of its annual budget for information services.

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

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999, counsel for plantiffs filed a notice of appeal and that appeal currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on Friday, October 15, 1999 in Norcross, Georgia, at which the following matter was submitted to a vote of the shareholders:

          (a) Votes cast for or withheld regarding the election of six (6) Directors for a term of one (1) year were as follows:

                                      FOR           WITHHELD
                                      ---           --------

         Jeffrey I. Badgley        32,273,250        584,453
         A. Russell Chandler III   32,353,593        504,110
         B. Paul E. Drack          32,352,249        505,454
         James A. McKinney         32,290,621        567,082
         William G. Miller         32,275,639        582,064
         Richard H. Roberts        32,355,337        502,366

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


         Exhibit 27 - Financial Data Schedule (For SEC use only)


(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the second quarter of the fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MILLER INDUSTRIES, INC.


                                              By:  /s/ J. Vincent Mish
                                                  ---------------------
                                                   J. Vincent Mish
                                                   Vice President and
                                                   Chief Financial Officer

Date:    December 15, 1999