Form 10-Q
period 2000-01-31
MILLER INDUSTRIES INC /TN/
filed 2000-03-16
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2000
                           Commission File No. 0-24298



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

                                  YES /X/    NO  / /


The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 29, 2000 was 46,697,625.

                             MILLER INDUSTRIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page Number
                                                                   -----------
       1.  Financial Statements (Unaudited)
               --------------------------------

               Condensed Consolidated Balance Sheets -
               January 31, 2000 and April 30, 1999                       3

               Condensed Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               January 31, 2000 and 1999                                 4

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended January 31, 2000 and 1999       5

               Notes to Condensed Consolidated Financial
               Statements                                                6

      Item 2.  Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations                      10
               -----------------------------------



PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                        15
               -----------------


     Item 6.   Exhibits and Reports On Form 8-K                         16
               --------------------------------



SIGNATURES                                                              17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                           (UNAUDITED)


                                             ASSETS

                                                                       JANUARY 31,    APRIL 30,
                                                                          2000           1999
                                                                       -----------    ----------
CURRENT ASSETS:
    Cash and temporary investments                                     $   9,472      $   9,331
    Accounts receivable, net                                              83,522         81,109
    Inventories                                                           88,404         77,912
    Deferred income taxes                                                  4,386          4,244
    Prepaid expenses and other                                             6,661         12,264
                                                                       ---------      ---------
                 Total current assets                                    192,445        184,860

PROPERTY, PLANT AND EQUIPMENT, NET                                        92,182         95,984

GOODWILL, NET                                                            104,917        103,292

 OTHER ASSETS, NET                                                         7,099          8,344
                                                                       ---------      ---------
                                                                       $ 396,643      $ 392,480
                                                                       =========      =========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                  $   2,741          4,170
    Accounts payable                                                      37,284         42,783
    Accrued liabilities and other                                         27,069         16,458
                                                                       ---------      ---------
                 Total current liabilities                                67,094         63,411
                                                                       ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                                     131,212        133,850
                                                                       ---------      ---------

DEFERRED INCOME TAXES                                                      8,316          7,916
                                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;             0              0
             none issued or outstanding
    Common stock, $.01 par value, 100,000,000 shares
             authorized;  46,697,625 and 46,679,783  shares issued
             and  outstanding  at January 31, 2000 and April 30,
             1999, respectively
                                                                             467            467
    Additional paid-in capital                                           146,464        144,607
    Retained earnings                                                     44,127         43,068
    Accumulated other comprehensive income (loss)                         (1,037)          (839)
                                                                       ---------      ---------
                 Total shareholders' equity                              190,021        187,303
                                                                       ---------      ---------
                                                                       $ 396,643      $ 392,480
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

                                     MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  JANUARY 31,                  JANUARY 31,
                                                         ------------------------        ------------------------
                                                           2000            1999            2000            1999
                                                         --------        --------        --------        --------
NET SALES                                                $146,165        $132,629        $429,239        $384,438
                                                         --------        --------        --------        --------
COSTS AND EXPENSES:
    Costs of operations                                   121,967         109,480         354,149         312,490
    Selling, general, and administrative expenses          19,318          18,706          58,226          53,556
    Non-recurring charges                                    --              --             6,041            --
    Interest expense, net                                   2,965           2,734           8,395           7,002
                                                         --------        --------        --------        --------
          Total costs and expenses                        144,250         130,920         426,811         373,048
                                                         --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                                  1,915           1,709           2,428          11,390
INCOME TAX PROVISION                                        1,149             778           1,369           4,696
                                                         --------        --------        --------        --------

NET INCOME                                               $    766        $    931        $  1,059        $  6,694
                                                         ========        ========        ========        ========

NET INCOME PER COMMON SHARE:
       BASIC                                             $   0.02        $   0.02        $   0.02        $   0.14
                                                         ========        ========        ========        ========
       DILUTED                                           $   0.02        $   0.02        $   0.02        $   0.14
                                                         ========        ========        ========        ========
 WEIGHTED AVERAGE SHARES
 OUTSTANDING:


       BASIC                                               46,692          46,229          46,690          46,354
                                                         ========        ========        ========        ========
       DILUTED                                             46,915          47,075          47,054          47,317
                                                         ========        ========        ========        ========

                      See accompanying notes to condensed consolidated financial statements.

                                  MILLER INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                  NINE MONTHS ENDED JANUARY 31,
                                                                                  -----------------------------
                                                                                        2000          1999
                                                                                     --------      --------
OPERATING ACTIVITIES:
       Net income                                                                    $  1,059      $  6,694
       Adjustments to  reconcile  net income to net cash  provided by (used in) operating activities:
              Depreciation and amortization                                            12,921        10,701
              Deferred income tax provision                                                75           170
              Gain on sales of property, plant, and equipment                            (708)         (715)
              Changes in operating assets and liabilities:
                 Accounts receivable                                                   (2,425)      (11,844)
                 Inventories                                                          (10,713)      (12,597)
                 Prepaid expenses and other                                             2,272           248
                 Accrued liabilities and other                                         14,127        (1,930)
                 Accounts payable                                                      (5,688)          454
                 Other assets                                                            (455)       (2,299)
                                                                                     --------      --------
                     Net cash provided by (used in) operating
                       activities                                                      10,465       (11,118)
                                                                                     --------      --------
INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                        (6,627)      (12,200)
    Proceeds from sales of property, plant, and equipment                               2,820         2,313
    Acquisition of businesses, net of cash acquired                                    (2,121)      (17,508)
    Other                                                                                  70          (136)
                                                                                     --------      --------
                     Net cash used in investing activities                             (5,858)      (27,531)
                                                                                     --------      --------
FINANCING ACTIVITIES:
    Net (repayment) borrowings under line of credit                                      --          51,000
    Payments of long-term obligations                                                  (4,472)       (6,191)
    Proceeds from exercise of stock options                                                73            82
    Repurchase of common stock                                                           --          (1,868)
                                                                                     --------      --------
                    Net cash (used in) provided by financing activities                (4,399)       43,023
                                                                                     --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY
   INVESTMENTS                                                                            (67)          124
                                                                                     --------      --------
NET INCREASE IN CASH AND TEMPORARY
   INVESTMENTS                                                                            141         4,498
CASH AND TEMPORARY INVESTMENTS, beginning of
   period                                                                               9,331         7,367
                                                                                     --------      --------
CASH AND TEMPORARY INVESTMENTS, end of period                                        $  9,472      $ 11,865
                                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash payments for interest                                                       $  8,356      $  7,143
                                                                                     ========      ========
    Cash payments for income taxes                                                   $  1,069      $  4,787
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

2.       Net Income Per Share

         Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in .2 million and .8 million potential dilutive common shares for the three months ended January 31, 2000 and 1999, and .4 million and 1.0 million potential dilutive common shares for the nine months ended January 31, 2000 and 1999, respectively. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been antidilutive for the periods presented.


3.       Inventories


         Inventory costs include materials, labor and overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at January 31, 2000 and April 30, 1999 consisted of the following (in thousands):

                                  January 31,     April 30,
                                     2000           1999
                                  ----------      ---------

               Chassis             $18,167        $18,340
               Raw Materials        18,822         16,348
               Work in process      14,380         12,180
               Finished goods       37,035         31,044
                                   -------        -------
                                   $88,404        $77,912
                                   =======        =======

4.       Business Combinations

         During the nine months ended January 31, 2000, the Company purchased three towing service companies for an aggregate purchase price of $2.8 million, which consisted of $2.0 million in cash and $0.8 million in promissory notes. These acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired was approximately $1.7 million.

5.       Legal Matters

         In February 2000, the Company reached an agreement with the Antitrust Division of the Department of Justice (the Division) in the previously announced investigation of competition in the tow truck industry undertaken by the Division's Civil Task Force. As a result of the agreement, the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the Court simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including  the  acquisition  of  their  patents.  The  Company  remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a very costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The proposed Judgment was placed on public record for comment and then is subject to Court approval. It is expected that such approval and entry of the Judgment as proposed will occur within the next several months.

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999 counsel for plaintiffs filed a notice of appeal and that appeal, which has been briefed and argued, currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

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

6.       Stock Repurchase Plan

         The Company's board of directors approved a share repurchase plan that commenced during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of common stock from time to time through September 30, 2000. No shares have been repurchased under the plan during fiscal 2000. All shares purchased under the plan during fiscal 1999 (500,000 shares at a cost of $2.3 million) were reissued as consideration for towing services companies acquired prior to January 31, 2000.

7.       Comprehensive Income

         The Company has other comprehensive income and expenses in the form of cumulative translation adjustments which resulted in total comprehensive income of approximately $0.5 million and $1.0 million for the three months ended January 31, 2000 and 1999, respectively; and $0.9 million and $6.9 million for the nine months ended January 31, 2000 and 1999, respectively.

8.       Segment Information

         The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments (in thousands):

                                        Towing and
                                          Recovery         Towing
                                         Equipment        Services    Eliminations    Consolidated
                                         ---------        --------    ------------    ------------
For the three months ended
January 31, 2000
Net sales-external                      $  93,730        $  52,435        $   --          $146,165
Net sales-intersegment                       --               --              --              --
Operating income (loss)                     6,730           (1,850)           --             4,880
Interest expense, net                       1,375            1,590            --             2,965
Income (loss) before income taxes           5,355           (3,440)           --             1,915

For the three months ended
January 31, 1999
Net sales-external                      $  85,147        $  47,482        $   --          $132,629
Net sales-intersegment                        833             --              (833)           --
Operating income (loss)                     4,475               13             (45)          4,443
Interest expense, net                       1,303            1,431            --             2,734
Income (loss) before income taxes           3,127           (1,418)           --             1,709

For the nine months ended
January 31, 2000
Net sales-external                      $ 272,943        $ 156,296        $   --          $429,239
Net sales-intersegment                       --               --              --              --
Operating income (loss)                    17,233           (6,410)           --            10,823
Interest expense, net                       3,832            4,563            --             8,395
Income (loss) before income taxes          13,402          (10,974)           --             2,428

For the nine months ended
January 31, 1999
Net sales-external                      $ 249,941        $ 134,497        $   --          $384,438
Net sales-intersegment                      4,103             --            (4,103)           --
Operating income                           14,710            3,844            (162)         18,392
Interest expense, net                       3,117            3,885            --             7,002
Income (loss) before income taxes          11,431              (41)           --            11,390

9.       Non-Recurring Charges

         During the second quarter of fiscal 2000 the Company announced its plan to further rationalize its towing services operations. The Company recorded non-recurring charges in the amount of $6.0 million for costs related to this rationalization. These charges include the cost of early termination of certain employment contracts and facility leases, the loss on the disposal of certain excess equipment, and a casualty loss relating to one of the operations. At January 31, 2000 approximately $0.7 million had been charged against the related reserves.

10.      Reclassifications

         Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         RECENT DEVELOPMENTS

         As more fully discussed in Note 4 to condensed consolidated financial statements, during the nine months ended January 31, 2000, the Company acquired a total of three towing service companies.

         RESULTS OF OPERATIONS--THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

         Net sales for the three months ended January 31, 2000, increased 10.2% to $146.2 million from $132.6 million for the comparable period in 1999. Net sales in the towing and recovery equipment segment increased 10.1% from $85.1 million to $93.7 million due primarily to higher unit sales of chassis and wreckers. Sales of new products, including multi-car trailers, also contributed to the increase in sales for this segment. Net sales of the towing services segment increased 10.4% to $52.4 million from $47.5 million due primarily to the revenue contribution of towing services companies acquired subsequent to the third quarter of fiscal 1999 and growth of its program that provides towing services to customers operating fleets nationwide.

         Costs of operations for the three months ended January 31, 2000, increased 11.4% to $122.0 million from $109.5 million for the comparable period in 1999. Costs of operations of the towing and recovery equipment segment decreased as a percentage of net sales from 85.9% to 84.5% primarily due to improved productivity and efficiency enhancements at its manufacturing facilities. The towing services segment's costs of operations increased from 76.5% to 81.5% as a percentage of net sales. Increases are due to increased labor costs of the towing services operations along with the associated benefits costs, and increased fuel and other vehicle costs.

         Selling, general and administrative expenses for the three months ended January 31, 2000, increased 3.3% to $19.3 million from $18.7 million for the comparable period in 1999. In the towing and recovery equipment segment, selling, general and administrative expenses decreased slightly as a percentage of sales from 8.9% to 8.3%. As a percentage of sales, selling, general and administrative expenses for the towing services segment decreased to 22.0% from 23.4% primarily due to the increased revenue base and continued cost reduction efforts.

         Net interest expense increased $0.3 million to $3.0 million for three months ended January 31, 2000 from $2.7 million for the comparable period in 1999 primarily due to higher interest rates on the Company's line of credit.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate for the provision for income taxes was 60.0% for the three months ended January 31, 2000 and 45.5% for the three months ended January 31, 2000. The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible goodwill amortization and state income taxes.

         RESULTS OF OPERATIONS--NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1999

         Net sales for the nine months ended January 31, 2000 increased 11.7% to $429.2 million from $384.4 million for the comparable period in 1999. Net sales in the towing and recovery equipment segment increased 9.2% from $249.9 million to $272.9 million due primarily to higher unit sales of chassis and wreckers. Sales of new products, slide axle trailers and multi-car trailers, also contributed to the increase in sales for this segment. Net sales of the towing services segment increased 16.2% to $156.3 million from $134.5 million due primarily to the revenue contribution of towing services companies acquired subsequent to the third quarter of fiscal 1999 and growth of its program that provides towing services to customers operating fleets nationwide.

         Costs of operations increased 13.3% to $354.1 million for the nine months ended January 31, 2000 from $312.5 million for the comparable period in 1999. Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 85.3% to 84.7%. The towing services segment's costs of operations increased from 73.9% to 78.6% as a percentage of net sales. Increases are due to increased labor costs of the towing services operations along with the associated benefits costs, and increased fuel and other vehicle costs.

         Selling, general and administrative expenses increased 8.7% to $58.2 million for the nine months ended January 31, 2000 from $53.6 million for the comparable period of 1999. In the towing and recovery equipment segment, selling, general and administrative expenses increased slightly as a percentage of sales from 8.9% to 9.0%. As a percentage of sales, selling, general and administrative expenses for the towing services segment decreased to 21.6% from 23.3% primarily due to the increased revenue base and continued cost reduction efforts.

         During the second quarter of fiscal 2000, the Company recorded non-recurring charges of $6.0 million for the further rationalization of its towing services operations. See Note 9 to the condensed consolidated financial statements for further discussion.


         Net interest expense increased $1.4 million to $8.4 million for the nine months ended January 31, 2000 from $7.0 million for the nine months ended January 31, 1999 primarily due to higher interest rates on the Company's line of credit.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate for the provision for income taxes was 56.3% for the nine months ended January 31, 2000 and 41.2% for the nine months ended January 31, 1999. The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible goodwill amortization and state income taxes.

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

         Cash flows provided by operating activities were $10.5 million for the nine months ended January 31, 2000 as compared to $11.1 million used in operations for the comparable period of 1999. The increase in cash flows from operating activities was due primarily to improved working capital balances.

         Cash used in investing activities was $5.9 million for the nine months ended January 31, 2000 compared to $27.5 million for the comparable period in 1999. The cash used in investing activities was primarily for capital expenditures for equipment, building expansion and acquisitions of businesses.

         Cash used in financing activities was $4.4 million for the nine months ended January 31, 2000 as compared to $43.0 million provided by financing activities for the comparable period in the prior year. The cash was used primarily to reduce outstanding long-term debt and capital lease obligations.

         The Company has a revolving credit facility of $175 million ( the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate plus a margin of 2.50% or the prime rate plus 1.25%, as elected by the Company. The Credit
         Facility is collateralized by substantially all of the assets and properties of the Company and its domestic subsidiaries. At January 31,

         2000, $125 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures and mergers and acquisitions. On May 1, 1998, the Company entered into an interest rate swap agreement covering the notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years.

         As described in Note 4 to condensed consolidated financial statements, the Company has expended approximately $2.8 million for the purchase of towing services companies during the nine months ended January 31, 2000. Capital expenditures remaining for the dispatch system for the towing services segment are expected to be approximately $1.5 million. Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. Management continually evaluates potential strategic acquisitions. Although the Company believes that its financial resources will enable it to consider potential acquisitions, additional debt or equity financing may be necessary. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control.

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

         Completing any such separation of the two businesses through a tax-free spinoff transaction would entail the satisfaction of numerous significant conditions which at this time are uncertain. These conditions include, but are not limited to, a satisfactory IRS private letter ruling, an SEC no-action letter, satisfactory banking arrangements, the approval of the Company's shareholders and a final decision to proceed by the Board of Directors. The Company can give no assurance that any such transaction will occur. The final decision to proceed with any such transaction and its timing will depend upon, among other things, improvements in the operating results of the towing services segment.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 until June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

         YEAR 2000

         The Company successfully completed its Year 2000 remediation program during calendar 1999. No significant malfunctions or errors were experienced as a result of the date change from 1999 to 2000. Since January 1, 2000, the Company's information technology (IT) systems and non-IT systems with date sensitive embedded chips have operated without significant Year 2000 problems. Additionally, the Company is not aware of any major Year 2000 failures by key third parties or business partners. Management does not believe that any future failures, should they occur, would have a material adverse effect on the financial position, results of operations and liquidity of the Company.

         The Company implemented and upgraded Year 2000 compliant applications programs for certain manufacturing facilities prior to December 31, 1999. Additionally, the towing services segment completed its implementation of financial systems on a Year 2000 compliant ERP system in Fiscal 1999. These implementations were not accelerated due to Year 2000 issues, and therefore, their costs are not included in the discussion below.

         Total remediation costs incurred were approximately $0.3 million. These costs included approximately $0.1 million for modification and replacement of certain date sensitive operating equipment in the towing and recovery equipment segment, and approximately $0.2 million in hardware and software upgrades to its operating systems to ensure Year 2000 compliance in its towing services segment. The total costs were expensed as incurred except for hardware or software replacement costs that were capitalized. All Year 2000 expenses were paid out of the Company's annual budget for information services.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 2000, the Company reached an agreement with the Antitrust Division of the Department of Justice (the Division) in the previously announced investigation of competition in the tow truck industry undertaken by the Division's Civil Task Force. As a result of the agreement, the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the Court simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions were entirely lawful and that this position would be vindicated in court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a very costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The proposed Judgment was placed on public record for comment and then is subject to Court approval. It is expected that such approval and entry of the Judgment as proposed will occur within the next several months.

         During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. The Company filed a motion to dismiss in the

         Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Court dated March 11, 1999. On April 5, 1999, counsel for plaintiffs filed a notice of appeal and that appeal, which has been briefed and argued, currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27 - Financial Data Schedule (For SEC use only)


         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by
                 the Company during the third quarter of the fiscal year.

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

Date:    March 16, 2000