Form 10-K405
period 2000-04-30
MILLER INDUSTRIES INC /TN/
filed 2000-08-01
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2000
Commission File No. 0-24298

MILLER INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

                  Tennessee
(State or other jurisdiction of incorporation or organization)

       62-1566286
(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee  37363
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  [ X ]

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 24, 2000 was $65,213,925 based on the closing sale price of the Common Stock as reported by the New  York Stock Exchange on such date.  See Item 12.

        At July 24, 2000 there were 46,709,724 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.


TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.
BUSINESS

ITEM 2.
PROPERTIES.

ITEM 3.
LEGAL PROCEEDINGS

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.
MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

ITEM 6.
SELECTED FINANCIAL DATA.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.
EXECUTIVE COMPENSATION

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

FINANCIAL STATEMENTS	F-1

FINANCIAL STATEMENT SCHEDULE	S-1

SIGNATURES.	II-1


PART I

ITEM 1.       BUSINESS

GENERAL

       Miller Industries, Inc. (the "Company") is the world's leading integrated provider of vehicle towing and recovery equipment and services, with executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England. The Company's business is divided into two segments: (i) towing and recovery equipment and (ii) towing services. The Company markets its towing and recovery equipment under several well-recognized brand names and markets its towing services under the national brand name RoadOne®.

       Since 1990 the Company has developed or acquired several of the most well-recognized brands in the fragmented towing and recovery equipment manufacturing industry. The Company's strategy has been to diversify its line of products and increase its market share in the industry through a combination of internal growth and development and acquisitions of complementary businesses.

       As a natural extension of its leading market position and strong brand name recognition in manufacturing, the Company has broadened its strategy to include vertical integration, with the goal of achieving operating efficiencies while becoming a leading worldwide manufacturer, distributor and financial services provider in the towing and recovery equipment industry. The Company's owned and independent distributors form a North American distribution network for towing and recovery equipment as well as other specialty truck equipment and components.

       In February 1997, the Company formed its towing service division, RoadOne. RoadOne offers a broad range of towing and transportation services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, environmental clean-up services, and transporting new and used vehicles and heavy construction equipment. The Company's strategy in towing services is to establish a national towing service network through owned companies in combination with an extensive group of affiliates. At July 24, 2000, the Company was operating over 200 facilities serving 52 markets in 27 states, and had relationships with over 2,698 RoadOne affiliates.

INCLUSION OF FORWARD-LOOKING STATEMENTS

       Certain statements in this Annual Report, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, factors set forth below under the heading "Risk Factors," and in particular, the risks associated with acquisitions, including, without limitation, the costs and difficulties related to the integration of the acquired businesses. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

       Risk Factors

       Risks Associated With Acquisition Strategy; Uncertainties In Integrating Operations And Achieving Cost Savings. The Company has pursued an aggressive acquisition strategy that involved the acquisition of a significant number of additional companies. As a result, the Company's future success is dependent, in part, upon its ability to successfully integrate and/or manage such acquired businesses. Acquisitions involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. There can be no assurance that any acquisitions will not have an adverse effect upon the Company's operating results, particularly during periods in which the operations of acquired businesses are being integrated into the Company's operations.

       The success of any business combination is in part dependent on management's ability following the transaction to integrate operations, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The challenges posed to the Company's management are particularly significant because integrating the acquired companies must be addressed contemporaneously. The Company has incurred significant expenses in connection with its towing services acquisitions, and has had difficulty realizing cost savings. There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved, if at all.

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

       Risks Of Entering New Lines Of Business. The Company's growth strategy includes vertically integrating within the towing and recovery industry through a combination of acquisitions and internal growth. Implementation of its growth strategy has resulted in the Company's entry into several new lines of business. Historically, the Company's expertise has been in the manufacture of towing and recovery equipment and the Company had no prior operating experience in the lines of business it recently entered. Commencing during fiscal 1997, the Company entered three new lines of business through the acquisition of towing and recovery equipment distributors and towing service companies, and the establishment of the Company's Financial Services Group. The Company's operation of these businesses will be subject to all of the risks inherent in the establishment of a new business enterprise. Such acquisitions present the additional risk that newly- acquired businesses could be viewed as being in competition with other customers of the Company. Although the new businesses are closely related to the Company's towing and recovery equipment manufacturing business, there can be no assurance that the Company will be able to successfully operate these new businesses.

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

       Automobile And Product Liability Insurance. The Company is subject to various claims, including automobile and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. The Company maintains reserves and liability insurance coverage at levels based upon commercial norms and the Company's historical claims experience. A successful product liability or other claim brought against the Company in excess of its insurance coverage or the inability of the Company to acquire insurance at commercially reasonable rates could have a material adverse effect upon the Company's business, operating results and financial condition.

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

TOWING AND RECOVERY EQUIPMENT

       The Company offers a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. The Company manufactures the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 70-ton lifting capacities. Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.

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

       Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 70-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers. In addition, certain light duty wreckers are equipped with the patented ''Eagle Claw'' automatic wheellift hookup device that allows operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

       The Company's wreckers range in capacity from 8 to 70 tons, and are characterized as light duty and heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty. Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy duty wreckers are used in commercial towing and recovery applications including overturned tractor trailers, buses, motor homes and other vehicles.

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

       Century®. The Century brand is the Company's ''top-of-the-line'' brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from the 8-ton light duty to the 70-ton heavy duty models and car carriers in lengths from 171/2 to 26 feet. Management believes that the Century brand has a reputation as the industry's leading product innovator.

       Vulcan®. The Company's Vulcan product line includes a range of premium light and heavy duty wreckers, car carriers and other towing and recovery equipment. The Vulcan line is operated autonomously with its own independent distribution network.

       Challenger®. The Company's Challenger products compete with the Century and Vulcan products and constitute a third premium product line. Challenger products consist of light to heavy duty wreckers with capacities ranging from 8 to 70 tons, and car carriers with lengths ranging from 171/2 to 26 feet. The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

       Holmes®. The Company's Holmes product line includes mid-priced wreckers with 8 to 16 ton capacities and car carriers in 171/2 to 21 foot lengths. The Holmes wrecker was first produced in 1916. The Holmes name has been the most well-recognized and leading industry brand both domestically and internationally through most of this century.

       Champion®. The Champion brand, which was introduced in 1991, includes car carriers which range in length from 171/2 to 21 feet. The Champion product line, which is generally lower-priced, allows the Company to offer a full line of car carriers at various competitive price points. In 1993, the Champion line was expanded to include a line of economy tow trucks with integrated boom and underlift.

       ChevronTM The Company's Chevron product line is comprised primarily of premium car carriers. Chevron produces a range of premium single-car, multi-car and industrial carriers, light duty wreckers and other towing and recovery equipment. The Chevron line is operated autonomously with its own independent distribution network that focuses on the salvage industry.

       Eagle®. The Company's Eagle products consist of light duty wreckers with a patented ''Eagle Claw'' hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The ''Eagle Claw'' hook-up system, which was patented in 1984, was originally developed for the repossession market. Since acquiring Eagle, the Company has upgraded the quality and features of the Eagle product line and expanded its recovery capability. The Eagle line is now gaining increased popularity in the broader towing and recovery vehicle market.

       JigeTM. The Company's Jige product line is comprised of a broad line of light and heavy duty wreckers and car carriers marketed primarily in Europe. Jige is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities.

       BonifaceTM. The Company's Boniface product line is comprised primarily of heavy duty wreckers marketed primarily in Europe. Boniface produces a wide range of heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

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

       Towing and Recovery Equipment Sales and Distribution

       The Company's distribution group owns 11 towing and recovery equipment distributors located in California, Colorado, Florida, Georgia, Illinois, Missouri and Mississippi and in British Columbia and Ontario, Canada. The owned distributors market the Company's products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors. The Company does not currently intend to purchase any additional distributors. The Company-owned distributors generally do not compete in the same geographic markets as the Company's independent distributors.

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

       The Company's sales force, which services the Company's distribution network, consists of 41 sales representatives, 35 of whom are Company employees whose responsibilities include providing administrative and sales support to the entire distributor base. The remaining 6 sales representatives are independent contractors who market the Company's products exclusively. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of the Company's products and to maintain customer relationships.

       The Company has developed a diverse customer base consisting of approximately 175 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the fiscal year ended April 30, 2000, no single distributor accounted for more than 5% of the Company's sales. Management believes the Company's broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

       To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company's sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA ''24 Hours at Daytona,'' Molson Indy, the Brickyard, and the Indy 500 races, among others.

       The Company routinely responds to requests for proposals or bid invitations in consultation with its local distributors. The Company's products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. The Company intends to continue to pursue government contracting opportunities.

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

       The Company has business relationships with various retail financing institutions (the "Lenders") to jointly market financing of the Company's products. As part of these relationships, the Company, through its owned and independent distributors, originates lease and loan financing for its end-consumers, and the Lenders provide the financing and servicing of the leases and loans. In return for the Company's marketing activities, the Lenders pay a fee based on amounts financed.

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

       Employees

       At April 30, 2000, the Company employed approximately 1,221 people in its towing and recovery equipment manufacturing and distribution operations. None of the Company's employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government's employment regulations. The Company considers its employee relations to be good.

TOWING SERVICES - ROADONE

       In February 1997, the Company formed its towing services division, RoadOne, to begin building a national towing service network. With the acquisition of 114 towing service companies as of July 15, 2000, RoadOne has become a leading towing service company with operations at over 200 locations in 27 states. RoadOne's corporate offices are located in Chattanooga, Tennessee.

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

       Affiliate Program

       In order to offer a nationwide towing service, the Company has established an affiliate program under which independent professional towers who meet the Company's criteria provide towing services under the RoadOne name as "affiliates." RoadOne affiliated companies offered many of the benefits of owned companies, such as product rebates, lower costs for financing and insurance, quantity buying advantages, national marketing strength and driver training. As of July 24, 2000, the Company had signed 2,698 agreements with RoadOne affiliates in all 50 states, Puerto Rico and six provinces in Canada.

       Competition

       Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States. The Company believes that having towing service operations in may locations will foster brand loyalty among towing service customers through an emphasis on consistently high quality and dependable service from multiple locations over a broad geographic area. The Company expects to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider. However, the size of the towing service industry will mean that the Company's operations will face continued competition from many operators across the country. These operators could be consolidated by other companies, individuals or entities, or they could enter into affiliate relationships with other companies. In addition, the Company's presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company.

       Employees

       At April 30, 2000, the Company employed approximately 2,643 people at RoadOne. None of the Company's RoadOne employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

PATENTS AND TRADEMARKS

       The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in mid-year 2004. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that utilization of such devices without a license is an infringement of the Company's patents. The Company has successfully litigated infringement lawsuits in which the validity of the Company's patents on this technology was upheld, and successfully settled other lawsuits. The Company also holds a number of other utility and design patents covering other products, including the ''Eagle-Claw'' hook up system, the Vulcan ''scoop'' wheel-retainer and the car carrier anti-tilt device. The Company has also obtained the rights to use and develop certain technologies owned or patented by others.

       The Company's trademarks ''Century,'' ''Holmes,'' ''Champion,'' "Challenger," ''Formula I,'' ''Eagle Claw Self-Loading Wheellift,'' ''Pro Star,'' ''Street Runner,'' ''Vulcan,'' and ''RoadOne,'' among others, are registered with the United States Patent and Trademark Office. Management believes that the Company's trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value .

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Name	Age	Position with the Company
William G. Miller. . . . . . . . . . . . . . .	53	Chairman of the Board
Jeffrey I. Badgley . . . . . . . . . . . . .	49	President, Chief Executive Officer and Director
Frank Madonia. . . . . . . . . . . . . . . . .	51	Executive Vice President, Secretary and General Counsel
J. Vincent Mish . . . . . . . . . . . . . . . .	49	Vice President, Chief Financial Officer and President of Financial Services Group

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

       Jeffrey I. Badgley has served as Chief Executive Officer of the Company since November 1997, as President since June 1996, and as a director since January 1996. Mr. Badgley served as Co-Chief Executive Officer of the Company from June 1997 to November 1997, as Chief Operating Officer of the Company from June 1996 to June 1997 and as Vice-President of the Company from April 1994 to June 1996. In addition, Mr. Badgley serves as President of Miller Industries Towing Equipment Inc. Mr. Badgley served as Vice President - Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996. Mr. Badgley served as Vice President - Sales and Marketing of Challenger Wrecker Mfg., Inc., from 1982 until joining Miller Industries Towing Equipment Inc.

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

       J. Vincent Mish is a certified public accountant and has served as Chief Financial Officer and Treasurer of the Company since June, 1999, a position he held from April, 1994 through September, 1996. He also has served as President of the Financial Services Group since September 1996 and as a Vice President of the Company since April 1994. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee, Georgia and Michigan Certified Public Accountant societies.

ITEM 2.       PROPERTIES

       The Company operates two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 100,000 square feet, and one in Norfolk, England, which contains approximately 30,000 square feet.

       Management believes that its existing manufacturing facilities will allow the Company to meet anticipated demand for its products.

       In connection with its acquisition of over 114 towing service companies, the Company has acquired or entered into leases for property at over 200 locations in 27 states. These facilities are utilized as offices for administrative and dispatch operations, garages for repair and upkeep of towing vehicles, and lots for storage and impounding of towed cars. RoadOne's corporate offices are housed in 10,000 square feet of leased space in Chattanooga, Tennessee.

ITEM 3.       LEGAL PROCEEDINGS

       In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigation Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the "Court") simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a very costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The proposed Judgment was placed on public record for comment and now is subject to court approval. The Division has filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest and should enter the proposed Judgment without further hearings. It is expected that such approval and entry of the Judgment as proposed will occur within the next several months.

       During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in federal court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery has been completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. That motion has now been fully briefed and remains pending. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. The Company has filed its opposition to that motion, which remains pending. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for plaintiffs filed a notice of appeal with the Tennessee Court of Appeals, which was briefed and argued by the parties. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court, dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court, and that application, which the Company has opposed, currently remains pending. In both of these actions, the Company has denied liability and will continue to vigorously defend itself.

       In addition to the litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

       The Registrant's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MLR." The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 1998 through April 30, 2000.

	High	Low
Fiscal Year Ended April 30, 1999	$ 8.88	$ 6.19
First Quarter	$ 7.44	$ 3.75
Second Quarter	$ 7.00	$ 4.00
Third Quarter	$ 6.31	$ 4.19
Fourth Quarter
Fiscal Year Ended April 30, 2000
First Quarter	$ 5.88	$ 2.75
Second Quarter	$ 3.25	$ 2.06
Third Quarter	$ 3.75	$ 1.75
Fourth Quarter	$ 5.13	$ 2.88

        The approximate number of holders of record and beneficial owners of Common Stock as of July 24, 2000 was 1,891 and 10,000, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto. The selected consolidated financial data for the years ended April 30, 1996, 1997, 1998, 1999 and 2000 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended April 30,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Statements of Income Data:
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 581,488	$ 525,932	$ 397,213	$ 292,394	$ 180,463
Costs and expenses:
Costs of operations . . . . . . . . . . . . . . . . . . . .	489,986	435,691	319,453	238,625	148,490
Selling, general, and administrative expenses . . . .	82,630	75,368	49,420	30,192	17,629
Asset impairments and other non-recurring charges(1) . . . . . . . . . . . . . . . . . . . . . . . . .	82,896	-	4,100	-	-
Interest expense, net . . . . . . . . . . . . . . . . . . . .	12,427	10,395	3,389	620	209
	_________	________	________	________	________
Total costs and expenses . . . . . . . . . . . . . . . . .	667,939	521,454	376,362	269,437	166,328

(Loss) income before income taxes . . . . . . . . . . .	(86,451)	4,478	20,851	22,957	14,135
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .	(13,308)	2,272	8,186	8,436	5,108
	_________	________	________	________	________
Net (loss) income . . . . . . . . . . . . . . . . . . . . .	$ (73,143)	$ 2,206	$ 12,665	$ 14,521	$ 9,027
	======	=====	=====	=====	=====
Basic net (loss) income per common share(2):	$ (1.57)	$ 0.05	$ 0.28	$ 0.37	$ 0.27
	======	=====	=====	=====	=====
Weighted average common shares outstanding . . .	46,694	46,338	44,559	39,565	33,172
	======	=====	=====	=====	=====
Diluted net (loss) income per common share(2):	$ (1.57)	$ 0.05	$ 0.27	$ 0.35	$ 0.26
	======	=====	=====	=====	=====
Weighted average common & potential dilutive shares outstanding . . . . . . . . . . . . . . . . . . . . .	46,694	47,266	46,201	41,454	34,102
	======	=====	=====	=====	=====
Balance Sheet Data (at period end):
Working capital . . . . . . . . . . . . . . . . .	$ 103,801	$ 121,449	$ 104,774	$ 61,980	$ 52,438
Total assets . . . . . . . . . . . . . . . . . . . . .	323,694	392,480	329,730	215,297	123,978
Long-term obligations, less current portion . .	119,319	133,850	95,778	11,282	9,335
Common shareholders' equity . . . . . . . . .	113,821	187,303	180,236	138,783	71,913

(1) Asset impairments and other non-recurring charges include impairment charges of $76,855 and costs for the rationalization of the towing services segment of $6,041 in fiscal 2000.

(2) Basic and diluted net income per common share and the weighted average number of common and potential dilutive common shares outstanding are computed after giving retroactive effect to the 3-for-2 stock split effected April 12, 1996, the 2-for-1 stock split effected on September 30, 1996, the 3-for-2 stock split effected on December 30, 1996.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

	Years Ended April 30,
	__________________________________________
	2000	1999	1998
Towing and Recovery Equipment Segment
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	86.4%	86.6%	84.1%
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .	9.2%	9.1%	7.7%
Asset impairments and other non-recurring charges . . . . . . . .	2.1%	0.0%	1.5%
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.7%	1.4%	0.3%
	----------	-----------	-----------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	99.4%	97.2%	93.6%
	----------	-----------	----------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.6%	2.8%	6.4%
	======	======	======
Towing Services Segment
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	80.4%	75.7%	71.3%
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .	23.3%	24.0%	24.2%
Asset impairments and other non-recurring charges . . . . . . . . .	36.1%	-	-
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.0%	3.0%	2.1%
	------------	------------	------------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	142.8%	102.8%	97.6%
	======	=======	======
(Loss) income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(42.8%)	(2.8%)	2.4%
	======	=======	======

         Year Ended April 30, 2000 Compared to Year Ended April 30, 1999

         Net sales for the year ended April 30, 2000 increased 10.6% to $581.5 million from $525.9 for the comparable period in 1999. Net sales in the towing and recovery equipment segment increased 9.1% to $373.5 million from $342.3 million for the comparable period in 1999. The increase in net sales was primarily the result of higher unit sales of chassis and wreckers. Sales of new products, including multi-car carriers and slide axle trailers, also contributed to the increase in sales for this segment. Net sales in the towing services segment increased 13.3% to $207.9 million from $183.5 million for the comparable period in 1999. The increase in net sales was primarily the result of (i) the inclusion of a full year of sales of towing services companies acquired in fiscal 1999, and (ii) the inclusion since the acquisition dates in fiscal 2000 of sales from towing services companies acquired via purchase transactions.

         Costs of operations for the Company as a percentage of net sales increased to 84.3% for the year ended April 30, 2000 compared to 82.8% for the comparable prior year. In the towing and recovery equipment segment, costs of operations as a percentage of net sales decreased slightly from 86.6% to 86.4%. In the towing services segment, costs of operations as a percentage of net sales increased to 80.4% for the year ended April 30, 2000 from 75.7% for the comparable prior period. Increases were due to increased labor costs of the towing operations along with associated benefits costs, and increased fuel and other vehicle costs.

         Selling, general and administrative costs increased 9.7% to $82.6 million from $75.3 million for the comparable period of fiscal 1999. In the towing and recovery equipment segment, selling, general and administrative expenses for fiscal 2000 increased 9.3% to $34.2 million from $31.3 million in fiscal 1999 primarily due to higher sales volume. As a percentage of net sales these costs increased slightly from 9.1% in fiscal 1999 to 9.2% in fiscal 2000. In the towing services segment, selling, general and administrative expenses for the year ended April 30, 2000 increased 9.8% to $48.4 million from $44.1 million due to an increased revenue base. As a percentage of net sales these costs decreased from 24.0% in 1999 to 23.3% in 2000. The decrease as a percentage of net sales is primarily the result of cost reduction efforts on a segment-wide basis.

         During the second quarter of fiscal 2000, the Company recorded non-recurring charges of $6.0 million for the further rationalization of its towing services operations. These charges include the cost of early termination of certain employment contracts and facility leases, as well as losses on the disposal of certain excess equipment and other property-related charges.

         The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing and recovery equipment segments to determine if the carrying value of such assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. In the fourth quarter of fiscal 2000, the Company began a review of strategic alternatives for its towing services operations including the possible disposal of its operations in certain markets. In connection with this review, the Company performed an evaluation of the carrying value of its long-lived assets, including goodwill. This evaluation indicated that projected undiscounted cash flows in certain of the Company's towing services markets and certain towing and recovery equipment were not sufficient to fully recover the carrying value of its goodwill and certain other long-lived assets related to such operations. Accordingly, the Company recorded one-time non-cash impairment charges of $69.1 million and $7.7 million in its towing services and towing and recovery equipment segments, respectively. As a result of such assets in certain towing services markets and certain assets within the Company's towing and recovery equipment segment were not fully recoverable. Accordingly, the Company recorded one-time non-cash impairment charges of $69.1 million and $7.7 million in its towing services and towing and recovery equipment segments, respectively.

         Net interest expense increased $2.0 million to $12.4 from $10.4 million for fiscal 1999 primarily due to higher interest rates on the Company's line of credit facility.

         Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was (15.4)% for fiscal 2000 and 50.7% for fiscal 1999. The difference is due primarily to the impact of lower earnings and impairment changes related to non-deductible goodwill.

         The towing services segment reported an operating loss before impairment charges of $7.2 million for the fourth quarter, compared with an operating loss of $3.4 million in the comparable period last year. This loss was primarily due to continued poor performance in a portion of this segment's markets, as well as an increase in certain costs of operating, most significantly fuel expenses. The Company intends to accelerate its efforts to aggressively reduce expenses in its towing services segment at the corporate level, as well as in the field. The Company is also considering all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of certain such assets. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

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

         Cash provided by operating activities was $8.5 million for the year ended April 30, 2000 as compared to $3.5 million for the comparable period of 1999. The cash provided by operating activities in fiscal 2000 was primarily the result of increases in accrued liabilities. During the second quarter of fiscal 2000, the Company recorded a $6.0 million reserve for the further rationalization of its towing services segment.

         Cash used in investing activities was $7.6 million for the year ended April 30, 2000 compared to $32.0 million for the comparable period in 1999. The cash used in investing activities was primarily for the acquisition of companies and for capital expenditures.

         Cash used in financing activities was $4.0 million for the year ended April 30, 2000 compared to $30.6 million provided by financing activities for the year ended April 30, 1999. The cash was primarily used to reduce long-term debt obligations of $6.0 million. The decrease relates to the decrease in the number of businesses acquired and reduced levels of capital expenditures.

         At April 30, 2000, the Company had a $175 million unsecured revolving credit facility with a group of banks (the "Credit Facility"). Borrowings under the Credit Facility at April 30, 2000 bore interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.50% or the prime rate plus 1.25%, as elected by the Company. At April 30, 2000, $126 million was outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures, mergers and acquisitions, the payment of dividends and other restricted payments, and the prepayment of other debt. The Credit Facility was amended in July 2000 to waive the Company's failure to comply with certain of those financial ratios at April 30, 2000.

         In July 2000, the Company obtained an amendment to the credit facility that extended the maturity from February 1, 2001 to August 1, 2001. The amendment reduces the total available funds to $140 million, which consists of a revolving credit facility of $115 million and $25 million of borrowings under the previous credit facility that were converted to a term loan. The amendment requires that the credit facility and term loan be reduced by an aggregate of $13 million by November 30, 2000. The amendment also provides that availability under the revolving credit facility will be based on a formula of eligible accounts receivable, inventory, and fixed assets. Borrowings under the revolving credit facility will bear interest at LIBOR plus an applicable margin that will vary from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company's debt to earnings before income taxes, depreciation, and amortization (as defined). Borrowings under the term loan will bear interest at LIBOR plus an applicable margin which will increase from 5.00% to 6.00% on December 1, 2000 and to 8.00% on February 1, 2001. The Company will be required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

         The amended credit facility is secured by all assets of the Company, including real property and vehicles. The amended credit facility contains restrictions on capital expenditures and requirements related to monthly collateral reporting and maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization (as defined) and limits on the ratio of total funded indebtedness (as defined) to earnings before income taxes, depreciation, and amortization. The amended credit facility also requires that there be certain mandatory prepayments of the credit facility and reductions of the revolving credit facility if the Company or any of its subsidiaries make certain asset dispositions, debt offerings or equity offerings. The amended credit facility also requires that the Company retain a financial advisor to advise in the evaluation of possible sales of assets.

         On May 1, 1998, the Company entered into an interest rate swap agreement covering $50 million of variable-rate debt. The agreement fixes the interest rate at 5.68% plus the applicable margin for a period of three years unless cancelled by the bank at the end of two years. Subsequent to year end the bank exercised its rights to cancel the agreement.

         The Company's board of directors has approved a share repurchase plan under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2000. All shares purchased under the plan during fiscal 1999 and 1998 (500,000 shares at a cost of $2.3 million for the year ended April 30, 1999 and 547,900 shares at a cost of $4.2 million for the year ended April 30, 1998) were reissued as consideration for towing services companies acquired prior to April 30, 1999.

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "PROPOSAL 1: ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

         (a)         The following documents are filed as part of this Report:

1.         Financial Statements
Description	Page Number in Report

Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-1
Consolidated Balance Sheets as of April 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . .	F-2
Consolidated Statements of Operations for the years ended April 30, 2000, 1999, and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2000, 1999, and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-4
Consolidated Statements of Cash Flows for the years ended April 30, 2000, 1999, and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-5
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-6

2. Financial Statement Schedules

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report

Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	S-1
Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	S-2

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3. Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter of the Registrant (composite conformed copy)	-	10-K	April 30, 1998	3.1
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7
10.5	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11
10.20	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.21	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.22	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.23	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1
10.24	Form of Incentive Stock Option Agreement**	33-79430	S-1	August 1994	10.2
10.25	Miller Industries, Inc. Cash Bonus Plan**	33-79430	S-1	August 1994	10.3
10.26	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4
10.27	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5
10.28	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.29	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.30	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37
10.31	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38
10.32	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39
10.33	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40
10.34	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10
10.35	Credit Agreement Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.35
10.36	Negative Pledge Agreement Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.36
10.37	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.37
10.38	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.38
10.39	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.39
10.40	Revolving Note Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.40
10.41	Revolving Note Among Bank of America, FSB, the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.41
10.42	Revolving Note Among Wachovia Bank, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.42
10.43	Revolving Note Among First American National Bank, the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.43
10.44	Swing Line Note Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.44
10.45	LC Account Agreement Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.45
10.46	Amendment No. 1 to the Credit Agreement Among NationsBank of Tennessee, N.A., the Registrant and certain subsidiaries of Registrant dated January 31, 1998.	-	Form 10-K	April 30, 1998	10.46
10.47	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Adam L. Dunayer, Stephen Furbacher, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10
10.48	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1
10.49	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3
10.50	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4
10.51	Agreement between the Registrant and Adam L. Dunayer, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.5
10.52	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6
10.53	Employment Agreement between the Registrant and James A McKinney, dated May 12, 1999**	-	Form 10-K	July 29, 1999	10.54
10.54	Agreement between the Registrant and James A. McKinney, dated May 12, 1999**	-	Form 10-K	July 29, 1999	10.55
10.55	Amendment No. 3 to the Credit Agreement Among Bank of America, N.A. d/b/a NationsBank, N.A. successor to NationsBank, N.A., the Registrant, and Certain Subsidiaries of Registrant dated July 27, 1999.	-	Form 10-K	July 29, 1999	10.56
10.56

Amendment No. 4 to the Credit Agreement Among Bank of America, N.A. d/b/a NationsBank, N.A. successor to NationsBank, N.A., the Registrant, and Certain Subsidiaries of Registrant dated August 13, 1999.*

10.57	Amendment No. 5 to the Credit Agreement Among Bank of America, N.A. d/b/a NationsBank, N.A. successor to NationsBank, N.A., the Registrant, and Certain Subsidiaries of Registrant dated July 26, 2000.*
21	Subsidiaries of the Registrant***
23	Consent of Arthur Andersen LLP***
24	Power of Attorney (see signature page) ***
27	Financial Data Schedule***
* To be filed by amendment. ** Management contract or compensatory plan or arrangement. *** Filed herewith.

(b) None.

(c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

(d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

Miller Industries, Inc. and Subsidiaries Consolidated Financial Statements as of April 30, 2000 and 1999 Together With Auditors' Report


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Miller Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MILLER INDUSTRIES, INC. (a Tennessee corporation) AND SUBSIDIARIES as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chattanooga, Tennessee

July 26, 2000


MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2000 AND 1999

(In thousands, except share data)

ASSETS	2000	1999

CURRENT ASSETS:
Cash and temporary investments	$ 5,990	$ 9,331
Accounts receivable, net of allowance for doubtful accounts of $6,509 and $3,702 in 2000 and 1999, respectively	90,437	81,109
Inventories	83,604	77,912
Deferred income taxes	5,879	4,244
Prepaid expenses and other	8,445	12,264

Total current assets	194,355	184,860

PROPERTY, PLANT AND EQUIPMENT, net	70,284	95,984

GOODWILL, net	49,015	103,292

PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net	979	1,147

OTHER ASSETS	9,061	7,197
	$ 323,694	$ 392,480
	=======	========

LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES:
Current portion of long-term obligations	$ 15,949	$ 4,170
Accounts payable	46,177	42,783
Accrued liabilities and other	28,428	16,458
Total current liabilities	90,554	63,411
LONG-TERM OBLIGATIONS, less current portion	119,319	133,850
DEFERRED INCOME TAXES	0	7,916
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 10)

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 46,707,135 and 46,679,783 shares issued and outstanding at 2000 and 1999, respectively	467	467
Additional paid-in capital	144,707	144,607
Retained earnings (deficit)	(30,075)	43,068
Accumulated other comprehensive loss	(1,278)	(839)
Total shareholders' equity	113,821	187,303
	$ 323,694	$ 392,480
	========	========

The accompanying notes are an integral part of these consolidated balance sheets.


MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

(In thousands, except per share data)

	2000	1999	1998

NET SALES	$ 581,488	$525,932	$397,213
COSTS AND EXPENSES:
Costs of operations	489,986	435,691	319,453
Selling, general, and administrative expenses	82,630	75,368	49,420
Asset impairments and other non-recurring charges	82,896	0	4,100
Interest expense, net	12,427	10,395	3,389
Total costs and expenses	667,939	521,454	376,362

(LOSS) INCOME BEFORE INCOME TAXES	(86,451)	4,478	20,851

INCOME TAX (BENEFIT) PROVISION	(13,308)	2,272	8,186
NET (LOSS) INCOME	$ (73,143)	$ 2,206	$ 12,665
	=======	======	=======

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$ (1.57)	$ 0.05	$ 0.28
	=======	======	=======

Diluted	$ (1.57)	$ 0.05	$ 0.27
	=======	======	======

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,694	46,338	44,559
	=======	======	======

Diluted	46,694	47,266	46,201
	======	======	======

 The accompanying notes are an integral part of these consolidated statements.


MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total

BALANCE, April 30, 1997	$425	$110,773	$28,027	$(442)	$ 138,783

Comprehensive income:
Net income	0	0	12,665	0	12,665
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0	0	0	(123)	(123)
Comprehensive income					12,542
Exercise of stock options	2	1,558	0	0	1,560
Issuance of 3,709,560 common shares in acquisitions	37	31,356	170	0	31,563
Repurchase of 547,900 common shares	(5)	(4,207)	0	0	(4,212)
BALANCE, April 30, 1998	459	139,480	40,862	(565)	180,236

Comprehensive loss:
Net income	0	0	2,206	0	2,206
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0	0	0	(274)	(274)
Comprehensive income					1,932
Exercise of stock options	1	93	0	0	94
Issuance of 1,242,167 common shares in acquisitions	12	7,368	0	0	7,380
Repurchase of 500,000 common shares	(5)	(2,334)	0	0	(2,339)
BALANCE, April 30, 1999	$467	144,607	43,068	(839)	187,303

Comprehensive income:
Net loss	0	0	(73,143)	0	(73,143)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0	0	0	(439)	(439)
Comprehensive income					(73,582)
Exercise of stock options	0	100	0	0	100

BALANCE, April 30, 2000	$467	$144,707	$(30,075)	$(1,278)	$113,821
	========	=============	========	===========	==========

The accompanying notes are an integral part of these consolidated statements.


MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998
(In thousands)

	2000	1999	1998
OPERATING ACTIVITIES:
Net (loss) income	$ (73,143)	$ 2,206	$12,665
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,793	15,500	10,247
Asset impairment charges	76,855	0	0
Gain on disposals of property, plant, and equipment	(713)	(837)	(1,359)
Deferred income tax (benefit) provision	(12,730)	5,054	927
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(10,741)	(10,181)	(13,281)
Inventories	(6,378)	(6,209)	(2,316)
Prepaid expenses and other	3,580	(9,706)	(2,462)
Other assets	(59)	0	0
Accounts payable	2,184	12,554	(17,993)
Accrued liabilities and other	11,872	(4,906)	(6,742)
Net cash provided by (used in) operating activities	8,520	3,475	(20,314)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(2,413)	(19,867)	(25,286)
Purchases of property, plant, and equipment	(8,612)	(18,998)	(26,515)
Proceeds from sales of property, plant, and equipment	3,328	6,606	4,345
Payments received on notes receivable	86	272	627
Proceeds from sale of finance receivables	0	0	3,861
Funding of finance receivables	0	0	(2,262)
Other	0	0	(1,027)
Net cash used in investing activities	(7,611)	(31,987)	(46,257)
FINANCING ACTIVITIES:
Net borrowings under line of credit	1,000	40,000	85,000
Payments on long-term obligations	(5,194)	(7,579)	(17,292)
Borrowings under long-term obligations	43	405	1,020
Repurchase of common stock	0	(2,339)	(4,212)
Proceeds from exercise of stock options	100	94	966
Net cash (used in) provided by financing activities	(4,051)	30,581	65,482
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(199)	(105)	(52)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,341)	1,964	(1,141)
CASH AND TEMPORARY INVESTMENTS, beginning of year	9,331	7,367	8,508
CASH AND TEMPORARY INVESTMENTS, end of year	$ 5,990	$ 9,331	$ 7,367
	======	======	======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$ 13,254	$ 10,433	$ 3,440
	======	======	======
Cash payments for income taxes	$ 2,094	$ 5,011	$ 7,662
	======	======	======

The accompanying notes are an integral part of these consolidated statements.


MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2000 AND 1999

1.   ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries ("the Company") is an integrated provider of vehicle towing and recovery equipment, systems and services. The principal markets for the towing and recovery equipment are independent distributors and users of towing and recovery equipment located primarily throughout the United States, Canada, Europe, Asia, and the Middle East. The Company's products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron. The truck chassis on which towing and recovery equipment are installed are either purchased by the Company or Miller or provided by customers.

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

Inventories

Inventory costs include material, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at April 30, 2000 and 1999 consisted of the following (in thousands):

	2000	1999
Chassis	$ 15,757	$ 18,340
Raw materials	16,226	16,348
Work in process	14,487	12,180
Finished goods	37,134	31,044
	$ 83,604	$ 77,912
	=======	=======

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Expenditures related to major overhauls and refurbishments of towing services equipment that extend the related useful lives are capitalized. Internal labor is used in certain capital projects.

Property, plant, and equipment at April 30, 2000 and 1999 consisted of the following (in thousands):

	2000	1999

Land	$ 4,311	$ 4,535
Buildings and improvements	22,656	23,354
Machinery and equipment	75,320	88,429
Furniture and fixtures	10,224	11,317
Software costs	4,368	4,786
Construction in progress	591	810
	117,470	133,231
Less accumulated depreciation	(47,186)	(37,247)
	$ 70,284	$ 95,984
	========	========

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed exercise of outstanding stock options resulting in 0.9 million and 1.6 million potential dilutive common shares for the years ended April 30, 1999 and 1998, respectively. Diluted net income per share for fiscal 2000 does not assume exercise of any stock options as the effect would be anti-dilutive. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would be anti-dilutive.

Goodwill and Long-Lived Assets

Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically evaluates goodwill and long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets of be Disposed Of". SFAS No. 121 requires the carrying value of long-lived assets and certain intangibles be reviewed for impairment when events or circumstances exist that indicate the carrying amount of the related assets may not be recoverable. Accumulated amortization of goodwill was $4,567,000 and $4,709,000 at April 30, 2000 and 1999, respectively. Amortization expense for 2000, 1999, and 1998 was $2,791,000, $2,476,000, and $1,434,000, respectively.

During the fourth quarter of fiscal 2000, the Company wrote off goodwill and long-lived assets of $7,737,000 associated with the towing and recovery equipment segment, and $69,118,000 associated with the towing services segment in accordance with SFAS No. 121. (See Note 4.) Management believes its long-lived assets are appropriately valued following the impairment charges discussed in Note 4.

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights are capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets at April 30, 2000 and 1999 was $1,020,000 and $561,000, respectively. Amortization expense for 2000, 1999, and 1998 was $1,104,000, $473,000, and $271,000, respectively.

Accounts Payable

Accounts payable includes checks written but not yet presented for payment at April 30, 2000 and 1999 of $5,752,000 and $5,215,000, respectively.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at April 30, 2000 and 1999 (in thousands):

	2000	1999

Accrued wages, commissions, bonuses, and benefits	$13,013	$ 9,041
Accrued income taxes	182	265
Accrued rationalization charges	4,459	0
Other	10,774	7,152
	$28,428	$16,458
	======	=======

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for 2000, 1999, and 1998 was $2,079,000, $1,719,000, and $1,035,000, respectively.

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

Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement for the purpose of managing its interest rate exposure. The swap agreement is accounted for on an accrual basis and amounts to be paid or received under the agreement are recorded in interest expense in the period in which they accrue. Subsequent to year end the swap agreement was cancelled. (See Note 5.)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

3.  BUSINESS COMBINATIONS

All businesses acquired through April 30, 2000 which were accounted for under the purchase method of accounting are included in the accompanying consolidated financial statements from the dates of acquisition. Any excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired has been recognized as a component of goodwill in the accompanying consolidated financial statements. All significant business combinations acquired through April 30, 1998 which were accounted for under the pooling-of-interests method of accounting have been included retroactively in the accompanying consolidated financial statements as if the companies had operated as one entity since inception.

During fiscal 1998, the Company purchased Chevron, Inc., a manufacturer of towing and recovery equipment, and three distributors of towing and recovery equipment for an aggregate purchase price of $11,525,000, which consisted of $10,818,000 in cash and $707,000 (44,113 shares) of common stock. The Company also purchased 38 towing services companies for an aggregate purchase price of $45,065,000 which consisted of $14,468,000 in cash and $30,597,000 (2,798,217 shares) of common stock. These acquisitions have been accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired was approximately $42,516,000.

Also, during fiscal 1998, the Company acquired all of the outstanding capital stock of an additional distributor of towing and recovery equipment in exchange for 151,046 shares of common stock. The Company also acquired all of the outstanding common stock of nine towing services companies in exchange for 716,184 shares of common stock. These acquisitions were accounted for using the pooling-of-interests method.

During fiscal 1999, the Company purchased 35 towing services companies for an aggregate purchase price of $29,571,000, which consisted of $21,305,000 in cash, $950,000 in promissory notes and $7,316,000 (1,232,905 shares) of common stock. These acquisitions have been accounted for under the purchase method. The excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired was approximately $20,058,000.

During fiscal 2000, the Company purchased three towing services companies for an aggregate purchase price of $3,392,000, which consisted of $2,434,000 in cash and $958,000 in promissory notes. These acquisitions were accounted for using the purchase method of accounting. The accompanying financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized for all transactions. The excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired was approximately $2,222,000.

The following unaudited pro forma summary combines the results of operations of all 1999 and 1998 purchase combinations, the insignificant pooling-of-interests combinations, and the Company as if these combinations had occurred at the beginning of fiscal 1998, after giving effect to certain adjustments, including amortization of intangible assets and related income tax effects. The pro forma effect of the fiscal 2000 acquisitions is not material. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and these acquisitions had constituted a single entity during these periods (in thousands, except per share data).

	1999		1998
	-------------------------------------		-----------------------------------
	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$525,932	$541,904	$397,213	$489,104
	=======	======	========	=======
Net income	$ 2,206	$ 3,957	$ 12,665	$ 18,118
	======	=======	=======	======
Diluted net income per share	$ 0.05	$ 0.08	$ 0.27	$ 0.38
	=======	=======	========	======

4.  ASSET IMPAIRMENTS AND OTHER NON-RECURRING CHARGES

During fiscal 2000, the Company recorded non-recurring charges for asset impairments and the rationalization of certain operations, as follows (in thousands):

Impairment of goodwill	$55,509
Impairment of other long-lived assets	21,346
Rationalization of operations	6,041
$82,896
======

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax non-recurring charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At April 30, 2000, execution of the rationalization plan was complete and approximately $1,582,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements.

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. As a result of such review during the fourth quarter of fiscal 2000, the Company concluded that the carrying value of such assets in certain towing services markets and certain assets within the Company's towing and recovery equipment segment were not fully recoverable.

An impairment charge of $50,542,000 was recorded in the fourth quarter of 2000 to write-down the goodwill in those markets to its estimated fair value. Additionally, charges of $18,576,000 were recorded to write-down the carrying value of certain fixed assets (primarily property and equipment) in related markets to estimated fair value. The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of the goodwill associated with certain investments within its towing and recovery equipment segment. This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable. An impairment charge of $4,967,000 was recorded to reduce the carrying amount of the goodwill to estimated fair value. The Company also recorded $2,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment in the fourth quarter of fiscal 2000.

In the second quarter of fiscal 1998, the Company recorded a pretax restructuring charge of $4,100,000 to provide for the aforementioned plant closing and consolidation of manufacturing operations. Of the $4,100,000 restructuring charge, approximately $500,000 related to workforce reductions of approximately 150 employees and associated costs. Also, $1,900,000 of asset valuation losses relating to plant and machinery and equipment writedowns is included in the restructuring charge. The balance of the charge covers lease terminations, property holding costs, and other shutdown related costs. At April 30, 2000, substantially all of the reserves recorded as a result of this provision have been utilized.

In September 1997, the Company announced its intention to consolidate its domestic wrecker production at its Ooltewah, Tennessee facility. The consolidation entailed the closure of the Olive Branch, Mississippi facility with the relocation of wrecker production to Ooltewah. All equipment relocation and production consolidation was completed by April 1998.

5.     LONG -- TERM OBLIGATIONS AND LINE OF CREDIT

Long-Term Obligations

Long-term obligations consisted of the following at April 30, 2000 and 1999 (in thousands):
	2000	1999

Outstanding borrowings under line of credit	$126,000	$125,000

Mortgage notes payable, weighted average interest rate at 5.80%, payable in monthly installments, maturing 2003 to 2011	2,909	3,209

Equipment notes payable, weighted average interest rate at 11.40%, payable in monthly installments, maturing 2000 to 2005	3,083	6,894

Other notes payable	3,276 135,268	2,917 138,020

Less current portion	(15,949)	(4,170)
	$119,319	$133,850
	=======	=======

At April 30, 2000, future maturities of long-term obligations (excluding future cash outflows for interest) are as follows (in thousands):

2001	$ 15,949
2002	114,766
2003	1,714
2004	1,473
2005	311
Thereafter	1,055

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Line of Credit

At April 30, 2000, the Company had an unsecured revolving credit facility of $175,000,000 (the "Credit Facility") for working capital and other general corporate purposes. Borrowings under the Credit Facility at April 30, 2000 bore interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), plus a margin of 2.50% (8.67% at April 30, 2000) or the prime rate plus 1.25%, as elected by the Company. The weighted average interest rate for borrowings outstanding under the Credit Facility during 2000 and 1999 was approximately 8.42% and 7.05%, respectively. Interest is payable monthly.

The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, capital expenditures, mergers and acquisitions, the payment of dividends and other restricted payments, and the prepayment of other debt. The Credit Facility was amended in July 2000 to waive the Company's failure to comply with certain of those financial ratios at April 30, 2000.

In July 2000, the Company obtained an amendment to the Credit Facility that extended the maturity from February 1, 2001 to August 1, 2001. The amendment reduces the total available funds to $140 million, which consists of a revolving credit facility of $115 million and $25 million of borrowings under the previous credit facility that were converted to a term loan. The amendment requires that the credit facility and term loan be reduced by an aggregate of $13 million (which is included in current portion of long-term obligations) by November 30, 2000. The amendment also provides that availability under the revolving credit facility will be based on a formula of eligible accounts receivable, inventory, and fixed assets. Borrowings under the revolving credit facility will bear interest at LIBOR plus an applicable margin that will vary from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company's debt to earnings before income taxes, depreciation, and amortization (as defined). Borrowings under the term loan will bear interest at LIBOR plus an applicable margin which will increase from 5.00% to 6.00% on December 1, 2000 and to 8.00% on February 1, 2001. The Company will be required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

The amended credit facility is secured by all assets of the Company, including real property and vehicles. The amended credit facility contains restrictions on capital expenditures and requirements related to monthly collateral reporting and maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization (as defined) and limits on the ratio of total funded indebtedness (as defined) to earnings before income taxes, depreciation, prepayments of the credit facility and reductions of the revolving credit facility if the Company or any of its subsidiaries makes certain asset dispositions, debt offerings or equity offerings. The amended credit facility also requires that the Company retain a financial advisor to advise in the evaluation of possible sales of assets.

On May 1, 1998, the Company entered into an interest rate swap agreement covering a notional amount of $50 million of variable rate debt to fix the interest rate at 5.68% plus the applicable margin. The agreement expires at the end of three years unless cancelled by the bank at the end of two years. If the Company elected to terminate the swap agreement, the cost as of April 30, 2000 would have been minimal. Subsequent to year end, the bank exercised its right to cancel the agreement.

6.  STOCK--BASED COMPENSATION PLANS

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

In accordance with the Company's stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and nonemployee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at April 30, 2000 and 1999 were 0.5 million and 0.4 million, respectively.

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999, and 1998, respectively: expected dividend yield of 0%; expected volatility of 59%, 52% and 51%; risk-free interest rate of 6.13%, 5.23% and 5.99%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in 2000, 1999, and 1998 is approximately $1,259,000, $3,255,000, and $5,058,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for 2000, 1999, and 1998 stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	2000	1999	1998

Net (loss)income (in thousands):
As reported	$(73,143)	$2,206	$12,665
Pro forma	(75,739)	(614)	10,447
Basic net (loss) income per share:
As reported	$ (1.57)	$ 0.05	$ 0.28
Pro forma	(1.62)	(0.01)	0.24
Diluted net (loss) income per share:
As reported	$ (1.57)	$ 0.05	$ 0.27
Pro forma	(1.62)	(0.01)	0.23

A summary of the activity of stock options during 2000, 1999, and 1998 is presented below (shares in thousands):

	2000		1999		1998
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Year	5,166	$7.43	4,146	$ 7.97	3,768	$ 6.39
Granted	800	$2.92	1,238	$ 6.44	818	$13.46
Exercised	(39)	$2.55	(34)	$ 2.48	(300)	$ 3.24
Forfeited	(865)	$8.74	(184)	$11.18	(140)	$ 7.62
Outstanding at End of Year	5,062	$6.53	5,166	$ 7.43	4,146	$ 7.97
	=====		====		======

Options exercisable at year end	3,337	$6.55	2,683	$ 6.18	1,643	$ 5.18
	=====		====		======
Weighted average fair value of options granted		$1.90		$ 3.15		$ 6.84

A summary of options outstanding under the Company's stock-based compensation plans at April 30, 2000 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 2.13	-	$ 3.50	1,627	$ 2.36	6.0	1,116	$ 2.38
3.78	-	5.48	1,175	$ 4.19	6.8	777	$ 4.11
5.75	-	7.75	625	$ 6.99	7.8	265	$ 6.89
8.79	-	12.88	1,045	$10.67	6.4	804	$10.69
13.38	-	18.00	590	$14.84	7.1	375	$14.89
Total			5,062	$ 6.53	6.6	3,337	$ 6.55
			=========	=============	===========	=========	=============

7.  LEASE COMMITMENTS

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases was $13,949,000, $11,256,000, and $7,952,000, for 2000, 1999, and 1998, respectively.

At April 30, 2000, future minimum lease payments under noncancellable operating leases for the next five fiscal years are as follows (in thousands):

2001	$ 11,145
2002	9,631
2003	6,947
2004	3,786
2005	2,477

8.  LITIGATION

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry." The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigation Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the "Court") simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a very costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The proposed Judgment was placed on public record for comment and now is subject to court approval. The Division has filed a Motion for Entry of Proposed Final Judgment , in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgement is in the public interest and should enter the proposed Judgement without further hearings. It is expected that such approval and entry of the Judgment as proposed will occur within the next several months.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery has been completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. That motion has now been fully briefed and remains pending. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. The Company has filed its opposition to that motion, which remains pending. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for plaintiffs filed a notice of appeal with the Tennessee Court of Appeals, which was briefed and argued by the parties. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court, and that application, which the Company has opposed, currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

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

The (benefit) provision for income taxes consisted of the following for 2000, 1999, and 1998 (in thousands):

	2000	1999	1998

Current:
Federal	$(2,550)	$(2,855)	$6,300
State	1,400	(336)	720
Foreign	572	409	239
	(578)	(2,782)	7,259
Deferred:
Federal	(11,278)	4,498	713
State	(1,327)	529	81
Foreign	(125)	27	133
	(12,730)	5,054	927
	$(13,308)	$2,272	$8,186
	=======	======	======

The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 2000, 1999, and 1998 were as follows:

	2000	1999	1998

Federal statutory tax rate	(34.0)%	34.0%	35.0%
State taxes, net of federal tax benefit	0.0	4.0	4.0
Non-deductible goodwill amortization and impairment	16.3	17.2	1.7
Other	2.3	(4.5)	(1.4)
Effective tax rate	(15.4)%	50.7%	39.3%
	======	=======	=======

Deferred income tax assets and liabilities for 2000 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at April 30, 2000 and 1999 are as follows (in thousands):

	2000	1999

Deferred tax assets:
Allowance for doubtful accounts	$ 1,020	$ 1,191
Accruals and reserves	5,500	2,527
Inventory and related reserves	330	148
Net operating loss carryforward	7,884	0
Deductible goodwill impaired	2,296	0
Other	512	44
Total deferred tax assets	17,542	3,910

Deferred tax liabilities:
Property, plant, and equipment	5,203	7,004
Other	3,013	578
Total deferred tax liabilities	8,216	7,582
Net deferred tax asset (liability)	$ 9,326	$(3,672)
	======	======

10. SALE OF FINANCE RECEIVABLES

In April 1997, the Company entered into an agreement to sell certain finance receivables to a third party leasing company for $24,596,000. An additional $3,861,000 was sold in October 1997. The resulting gain on these sales did not have a material impact on the Company's consolidated financial statements.

The agreement contingently obligates the Company to indemnify the leasing company for any losses it incurs up to specified amounts in the event the lessee defaults. The Company believes that any equipment returned as a result of lessee defaults could be sold to third parties at amounts approximating the debt obligations under the leases. The Company's aggregate potential liability under the agreement as of April 30, 2000 and 1999 was $1,542,000 and $2,733,000, respectively. Management believes its reserves for such recourse provisions are adequate to cover its exposures under the agreement.

11. PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

12. EMPLOYEE BENEFIT PLANS

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

Upon death, disability, retirement, or the termination of employment, participants may elect to receive periodic or lump-sum payments. Additionally, amounts may be withdrawn in cases of demonstrated hardship. Company contributions to the plans were not significant in 2000, 1999, and 1998.

13. STOCK REPURCHASE PLAN

The Company's board of directors approved a share repurchase plan that commenced during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2000. No shares have been repurchased under the plan during fiscal 2000. All shares purchased under the plan during fiscal 1999 and 1998 (500,000 shares at a cost of $2.3 million for the year ended April 30, 1999 and 547,900 shares at a cost of $4.2 million for the year ended April 30, 1998) were reissued as consideration for towing service companies acquired prior to April 30, 1999.

14.  SEGMENT INFORMATION

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

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated
	(In Thousands)
2000
Net sales-external	$373,546	$207,942	$ 0	$581,488
Net sales-intersegment	385	0	(385)	0
Depreciation and amortization	5,043	12,750	0	17,793
Asset impairments and other non-recurring charges	7,737	75,159	0	82,896
Operating income (loss)	8,754	(82,728)	(50)	(74,024)
Interest expense, net	6,219	6,208	0	12,427
Income (loss) before income taxes	2,484	(88,935)	0	(86,451)
Capital expenditures	4,108	4,504	0	8,612
Total assets	271,300	112,040	(59,646)	323,694

1999
Net sales-external	$342,388	$183,544	$ 0	$ 525,932
Net sales-intersegment	4,850	0	(4,850)	0
Depreciation and amortization	3,853	11,647	0	15,500
Operating income	14,867	430	(424)	14,873
Interest expense, net	4,889	5,506	0	10,395
Income (loss) before income taxes	9,553	(5,075)	0	4,478
Capital expenditures	7,170	11,828	0	18,998
Total assets	257,959	187,084	(52,563)	392,480

1998
Net sales-external	$282,241	$114,972	$ 0	$397,213
Net sales-intersegment	2,398	0	(2,398)	0
Depreciation and amortization	3,495	6,752	0	10,247
Operating income	19,163	5,167	(90)	24,240
Interest expense, net	933	2,456	0	3,389
Income before income taxes	16,317	4,534	0	20,851
Capital expenditures	5,851	20,664	0	26,515
Total assets	223,647	146,996	(40,913)	329,730

Total net sales to foreign countries were not significant in 2000, 1999, and 1998. Total assets located in foreign countries were not significant at April 30, 2000, 1999, and 1998.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended April 30, 2000 and 1999 (in thousands, except per share data):

	Net Sales	Operating Income (Loss)		Net Income (Loss)		Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
Year ended April 30, 2000:
First quarter	$134,336	$ 5,194		$ 1,444		$ 0.03	$ 0.03
Second quarter	148,738	749	(b)	(1,151)	(b)	(0.02)	(0.02)
Third quarter	146,165	2,212	(a)	(904)	(a)	(0.02)	(0.02)
Fourth quarter	152,249	(82,179)	(c)	(72,532)	(c)	(1.56)	(1.56)
Total	$581,488	$(74,024)		$ (73,143)		$(1.57)	$(1.57)
	======	=====		=====		====	=====

Year ended April 30, 1999:
First quarter	$117,754	$ 6,684		$2,684		$0.06	$0.06
Second quarter	134,055	7,265		3,079		0.07	0.07
Third quarter	132,629	4,443		931		0.02	0.02
Fourth quarter	141,494	(3,519)		(4,488)		(0.10)	(0.10)
Total	$525,932	$14,873		$2,206		$0.05	$0.05
	======	=====		=====		====	=====

(a)

In connection with its annual physical inventory counts at April 30, 2000, the Company identified certain adjustments that it deemed necessary to more accurately state its previously reported results of operations for the third quarter of fiscal 2000. The results for the third quarter reported above reflect a reduction in operating and net income of $2,669,000 and $1,669,000, respectively, from amounts previously reported by the Company

(b)	The fiscal 2000 second quarter results reflect a non-recurring charge of approximately $6,041,000 related to the rationalization of operations in the Company's towing services segment (see Note 4).
(c)	The fiscal 2000 fourth quarter results reflect asset impairments and other non-recurring charges totaling $76,855,000 (see Note 4).


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
AS TO SCHEDULE II -
VALUATION AND QUALIFYING ACCOUNTS

To Miller Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Miller Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated July 26, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
July 26, 2000


MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended April 30, 1998: Deduction from asset accounts: Allowance for doubtful accounts	$1,774	214	1,082(a)	(953)	$2,117

Year ended April 30, 1999: Deduction from asset accounts: Allowance for doubtful accounts	$2,117	2,123	175(a)	(713)	$3,702

Year ended April 30, 2000: Deduction from asset accounts: Allowance for doubtful accounts	$3,702	4,956	59(a)	(2,208)	$6,509

(a)	The other addition to the allowance for doubtful accounts results from the acquisitions in fiscal 1998, 1999, and 2000 which were accounted for under the purchase method of accounting

.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2000.

MILLER INDUSTRIES, INC.

By: /s/ Jeffrey I. Bagley
Jeffrey I. Badgley, President,
Chief Executive Officer and Director

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Badgley as attorney-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of July, 2000.
Signature	Title
/s/William G. Miller William G. Miller	Chairman of the Board of Directors
/s/ Jeffrey I. Badgley Jeffrey I. Badgley	President, Chief Executive Officer and Director
/s/ J. Vince Mish J. Vincent Mish	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Russell Chandlier, III A. Russell Chandler, III	Director
/s/ Paul E. Drack Paul E. Drack	Director
/s/ Richard H. Roberts Richard H. Roberts	Director


EXHIBIT INDEX

Exhibit	Description

23	Consent of Arthur Andersen LLP
27	Financial Data Schedule (for SEC use only)