Form 10-K405/A
period 2000-04-30
MILLER INDUSTRIES INC /TN/
filed 2000-08-31
CIK 924822

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

Preliminary Note:

This Amendment is being filed for the purpose of adding two exhibits (Exhibits 10.56 and 10.57) to the Annual Report on Form 10-K for the year ended April 30, 2000 that was filed with the Securities and Exchange Commission on August 1, 2000.

TABLE OF CONTENTS

AMENDMENT TO FORM 10-K ANNUAL REPORT

PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

SIGNATURES.

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
* Filed herewith. ** Management contract or compensatory plan or arrangement. *** Filed with Form 10-K for the year ended April 30, 2000 and incorporated by reference herein.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of August, 2000.

MILLER INDUSTRIES, INC.

By: /s/ Jeffrey I. Badgley
Jeffrey I. Badgley, President,
Chief Executive Officer and Director

.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of August, 2000.
Signature	Title
* William G. Miller	Chairman of the Board of Directors
* Jeffrey I. Badgley	President, Chief Executive Officer and Director
* J. Vincent Mish	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
* A. Russell Chandler, III	Director
* Paul E. Drack	Director
* Richard H. Roberts	Director
By: /s/ Jeffrey I. Badgley
Jeffrey I. Badgley, Attorney-in-Fact,

EXHIBIT INDEX

Exhibit	Description
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