Form 10-Q
period 2000-07-31
MILLER INDUSTRIES INC /TN/
filed 2000-09-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2000
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

YES  X            NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 2000 was 46,709,724.

 Part I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS
	July 31, 2000	April 30, 2000

CURRENT ASSETS:
Cash and temporary investments	$ 10,470	$ 5,990
Accounts receivable, net	79,626	90,437
Inventories	85,199	83,604
Deferred income taxes	5,870	5,879
Prepaid expenses and other	9,395	8,445
Total current assets	190,560	194,355

PROPERTY, PLANT AND EQUIPMENT, net	67,418	70,284

GOODWILL, net	49,038	49,530

OTHER ASSETS, net	7,732	9,525
	$ 314,748 ===========	$ 323,694 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 12,471	$ 15,949
Accounts payable	39,408	46,177
Accrued liabilities and other	32,045	28,428
Total current liabilities	83,924	90,554

LONG-TERM DEBT, less current portion	119,207	119,319

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 46,709,724 and 46,707,135 shares issued and outstanding at July 31, 2000 and April 30, 2000, respectively	467	467
Additional paid-in capital	144,713	144,707
Retained earnings	(32,166)	(30,075)
Accumulated other comprehensive income	(1,397)	(1,278)
Total shareholders' equity	111,617	113,821
	$ 314,748 ==========	$ 323,694 ==========

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)
	Three Months Ended July 31,
	2000	1999
NET SALES	$ 127,010	$ 134,336

COSTS AND EXPENSES:
Costs of operations	108,320	109,914
Selling, general, and administrative expenses	18,534	19,228
Interest expense, net	3,329	2,638
Total costs and expenses	130,183	131,780

(LOSS) INCOME BEFORE INCOME TAXES	(3,173)	2,556
INCOME TAX BENEFIT (PROVISION)	1,079	(1,112)

NET (LOSS) INCOME	$ (2,094) ===========	$ 1,444 ==========

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$ (0.04) ===========	$ 0.03 ==========
DILUTED	$ (0.04) ===========	$ 0.03 ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	46,708 ===========	46,689 ==========
DILUTED	46,708 ===========	47,290 ==========

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended July 31,
	2000	1999
OPERATING ACTIVITIES:
Net (loss) income	$ (2,094)	$ 1,444
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,586	4,282
Deferred income tax (benefit) provision	9	(100)
(Gain) loss on disposals of property, plant, and equipment	(304)	86
(Gain) on disposal of other long-term asset	(357)	0
Changes in operating assets and liabilities:
Accounts receivable	10,602	(274)
Inventories	(1,780)	(1,462)
Prepaid expenses and other	(954)	(258)
Accrued liabilities	3,858	3,206
Accounts payable	(7,044)	1,079
Other assets	(643)	(128)
Net cash provided by operating activities	4,879	7,875
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(997)	(1,900)
Proceeds from sales of property, plant, and equipment	638	585
Proceeds from sale of other long-term asset	3,371	0
Acquisition of businesses, net of cash acquired	0	(998)
Other	89	95
Net cash provided by (used in) investing activities	3,101	(2,218)
FINANCING ACTIVITIES:
Net repayments under line of credit	(3,000)	(2,000)
Repayment of long-term debt	(587)	(2,046)
Proceeds from exercise of stock options	6	88
Net cash used in financing activities	(3,581)	(3,958)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	81	(35)
NET INCREASE IN CASH AND TEMPORARY INVESTMENTS	4,480	1,664
CASH AND TEMPORARY INVESTMENTS, beginning of period	5,990	9,331
CASH AND TEMPORARY INVESTMENTS, end of period	$ 10,470 ===========	$ 10,995 ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$ 3,659 ===========	$ 2,673 ===========
Cash payments for income taxes	$ 230 ===========	$ 540 ===========

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

2.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 601,000 potential dilutive common shares for the three months ended July 31, 1999. Diluted net income per share for the three months ended July 31, 2000 does not assume exercise of any stock options as the effect would be anit-dilutive. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been anti-dilutive.

3.	Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at July 31, 2000 and April 30, 2000 consisted of the following (in thousands):

	July 31, 2000	April 30, 2000
Chassis	$ 15,581	$ 15,757
Raw Materials	17,239	16,226
Work in process	13,249	14,487
Finished goods	39,130	37,134
	$ 85,199 =======	$ 83,604 =======

4.	Asset Impairments and Other Non-Recurring Charges

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax non-recurring charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At July 31, 2000, execution of the rationalization plan was complete and approximately $2,507,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements.

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

An impairment charge of $50,542,000 was recorded in the fourth quarter of 2000 to write-down the goodwill in certain towing services markets to its estimated fair value. Additionally, charges of $18,576,000 were recorded to write-down the carrying value of certain fixed assets (primarily property and equipment) in related markets to estimated fair value. The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

In connection with the above review, the Company also analyzed the amortizable lives of its goodwill on a market by market basis. As a result of such review, the Company determined that conditions in certain markets warranted a reduction in the useful life of goodwill in those markets. Consequently, the amortizable life of goodwill in those markets was reduced from forty years to twenty years effective May 1, 2000.

The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment. This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable. An impairment charge of $4,967,000 was recorded to reduce the carrying amount of goodwill to estimated fair value. The Company also recorded $2,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment in the fourth quarter of fiscal 2000.

5.	Legal Matters

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the "Court") simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The proposed Judgment was placed on public record for comment and now is subject to court approval. The Division has filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest and should enter the proposed Judgment without further hearings. It is expected that such approval and entry of the Judgment as proposed will occur within the next several months.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery has been completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. That motion has now been fully briefed and remains pending. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. The Company has filed it opposition to that motion, which remains pending. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for the Plaintiffs filed a notice of appeal with the Tennessee Court of Appeals, which was briefed and argued by the parties. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court and that application, which the Company has opposed, currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

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

The Company's board of directors approved a share repurchase plan that commenced during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2000. No shares have been repurchased under the plan during fiscal 2001 or 2000.

7.	Comprehensive Income

The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive losses of approximately $120,000 and $114,000 for the quarters ended July 31, 2000 and 1999, respectively.

8.	Segment Information

The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments for the three months ended July 31, 2000 and 1999 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

2000
Net sales-external	$ 77,414	$ 49,596	$ --	$ 127,010
Operating income	1,823	(1,667)	--	156
Interest expense, net	1,454	1,875	--	3,329
Income (loss) before income taxes	369	(3,542)	--	(3,173)

1999
Net sales-external	$ 82,951	$ 51,385	$ --	$ 134,336
Net sales-intersegment	--	--	--	--
Operating income	4,493	744	(43)	5,194
Interest expense, net	1,119	1,519	--	2,638
Income (loss) before income taxes	3,331	(775)	--	2,556

9.	Reclassifications

Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

During the fourth quarter of fiscal 2000, the Company announced its plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. The Company is also considering all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of certain such assets. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

Results of Operations -- Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

Net sales for the three months ended July 31, 2000, decreased 5.5% to $127.0 million from $134.3 million for the comparable period in 1999. Net sales in the towing and recovery equipment segment decreased 6.7% from $83.0 million to $77.4 million due primarily to declines in chassis sales as well as the impact of unusually high fuel costs, rising interest rates, and other expenses that have affected demand for towing and recovery equipment products. Decreases were offset by increases in sales of new products, including multi-car carriers and slide axle trailers. Net sales in the towing services segment decreased 3.5% from $51.4 million to $49.6 million primarily due to declines in revenues in certain underperforming markets.

Costs of operations for the three months ended July 31, 2000, decreased 1.5% to $108.3 million from $109.9 million for the comparable period in 1999. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 85.1% to 86.8%. The increase as a percentage of net sales was the result of declines in sales volume, particularly chassis, and changes in the sales mix. In the towing services segment, costs of operations as a percentage of net sales increased from 76.7% to 83.0%. The increase as a percentage of net sales is primarily due to declines in revenue coupled with increased benefits and worker's compensation costs, insurance costs due to loss experience, and fuel costs.

Selling, general and administrative expenses for the three months ended July 31, 2000, decreased 3.6% to $18.5 million from $19.2 million for the comparable period of 1999. The decrease was due primarily to the continued cost reduction efforts in the towing services segment implemented in late fiscal 2000.

Net interest expense increased $.7 million to $3.3 million for the three months ended July 31, 2000 from $2.6 million for the three months ended July 31, 1999, primarily due to higher interest rates on the Company's line of credit.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was (34.0)% for the three months ended July 31, 2000 and 43.5% for the three months ended July 31, 1999.

Liquidity and Capital Resources

Cash provided by operating activities was $4.9 million for the three month period ended July 31, 2000 compared to cash provided by operating activities of $7.9 million for the comparable period of 1999. The decrease in cash provided by operating activities was due primarily to lower earnings and decreases in accounts payable.

Cash provided by investing activities was $3.1 million for the three month period ended July 31, 2000 compared to $2.2 million used in investing activities for the comparable period in 1999. The cash provided by investing activities resulted from the sales of equipment and other long-term assets in the Company's towing services segment.

Cash used in financing activities was $3.6 million for the three month period ended July 31, 2000 and $4.0 million for the comparable period in the prior year. The cash was used primarily to reduce the Company's line of credit and other outstanding long-term debt and capital leases.

The Company has a credit facility of $140.0 million (the "Credit Facility"), which consists of a revolving credit facility of $115.0 million and $25.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At July 31, 2000, $123.0 million was outstanding under the Credit Facility. Under the agreement, the revolving credit facility and the term loan must be reduced by an aggregate of $13.0 million by November 30, 2000. The agreement also provides that availability under the revolving credit facility will be based on a formula of eligible accounts receivable, inventory, and fixed assets. Borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin that varies from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company's debt to earnings before income taxes, depreciation, and amortization (as defined). Borrowings under the term loan bear interest at LIBOR plus an applicable margin which increases from 5.00% to 6.00% on December 1, 2000 and to 8.00% on February 1, 2001. The Company will be required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

The Credit Facility is secured by all assets of the Company, including real property and vehicles. The Credit Facility contains restrictions on capital expenditures and requirements related to monthly collateral reporting and maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization (as defined) and limits on the ratio of total funded indebtedness (as defined) to earnings before income taxes, depreciation, and amortization. The Credit Facility also requires that there be certain mandatory prepayments of the Credit Facility and reductions of the revolving credit facility if the Company or any of its subsidiaries make certain asset dispositions, debt offerings or equity offerings. The amended credit facility also requires that the Company retain a financial advisor to advise in the evaluation of possible sales of assets. The Company is currently in negotiations to engage a financial advisor to assist in such process.

On May 1, 1998, the Company entered into an interest rate swap agreement covering $50 million of variable-rate debt. The agreement fixed the interest rate at 5.68% plus the applicable margin for a period of three years unless cancelled by the bank at the end of two years. In the first quarter of fiscal 2001, the bank exercised its rights to cancel the agreement.

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

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the "Court") simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The proposed Judgment was placed on public record for comment and now is subject to court approval. The Division has filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest and should enter the proposed Judgment without further hearings. It is expected that such approval and entry of the Judgment as proposed will occur within the next several months.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery has been completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. That motion has now been fully briefed and remains pending. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. The Company has filed it opposition to that motion, which remains pending. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for the Plaintiffs filed a notice of appeal with the Tennessee Court of Appeals, which was briefed and argued by the parties. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court and that application, which the Company has opposed, currently remains pending. In both these actions, the Company has denied liability and continues to vigorously defend itself.

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

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits.

Exhibit 27 - Financial Data Schedule (For SEC use only)

(b)	Reports on Form 8-K -- No reports on Form 8-K were filed by the Company during the first quarter of the fiscal year.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Vice President and
Chief Financial Officer

Date: September 14, 2000