Form 10-Q
period 2000-10-31
MILLER INDUSTRIES INC /TN/
filed 2000-12-18
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2000
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

YES  X        NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 2000 was 46,708,767.

MILLER INDUSTRIES, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	October 31, 2000 and April 30, 2000	3

	Condensed Consolidated Statements of Operations
	for the Three Months and Six Months Ended
	October 31, 2000 and 1999	4

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended October 31, 2000 and 1999	5

	Notes to Condensed Consolidated Financial
	Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

ASSETS
	October 31, 2000	April 30, 2000

CURRENT ASSETS:
Cash and temporary investments	$ 9,721	$ 5,990
Accounts receivable, net	75,331	90,437
Inventories	82,805	83,604
Deferred income taxes	5,804	5,879
Prepaid expenses and other	11,049	8,445

Total current assets	184,710	194,355

PROPERTY, PLANT AND EQUIPMENT, net	65,097	70,284

GOODWILL, net	48,849	49,530

OTHER ASSETS, net	7,063	9,525

	$ 305,719	$ 323,694

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 121,024	$ 15,949
Accounts payable	37,647	46,177
Accrued liabilities and	32,228	28,428

Total current liabilities	190,899	90,554

LONG-TERM DEBT, less current portion	5,471	119,319

DEFERRED INCOME TAXES	58	0

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 46,708,767 and 46,707,135 shares issued and outstanding at October 31, 2000 and April 30, 2000, respectively	467	467
Additional paid-in capital	144,713	144,707
Accumulated deficit	(33,996)	(30,075)
Accumulated other comprehensive income	(1,893)	(1,278)

Total shareholders' equity	109,291	113,821

	$ 305,719	$ 323,694

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,

	2000	1999	2000	1999

NET SALES	$ 129,331	$ 148,738	$ 256,342	$ 283,074

COSTS AND EXPENSES:
Costs of operations	111,123	122,268	219,444	232,182
Selling, general, and administrative expenses	17,145	19,680	35,678	38,908
Non-recurring charges	0	6,041	0	6,041
Interest expense, net	3,821	2,792	7,150	5,430

Total costs and expenses	132,089	150,781	262,272	282,561

INCOME (LOSS) BEFORE INCOME TAXES	(2,758)	(2,043)	(5,930)	513

INCOME TAX PROVISION (BENEFIT)	(927)	(892)	(2,006)	220

NET INCOME (LOSS)	$ (1,831)	$ (1,151)	$ (3,924)	$ 293

NET INCOME (LOSS) PER COMMON SHARE
Basic	$ (0.04)	$ (0.02)	$ (0.08)	$ 0.01

Diluted	$ (0.04)	$ (0.02)	$ (0.08)	$ 0.01

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	46,710	46,699	46,709	46,694

Diluted	46,710	46,699	46,709	47,066

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended October 31,

	2000	1999

OPERATING ACTIVITIES:
Net (loss) income	$ (3,924)	$ 293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,806	8,584
Deferred income tax (benefit) provision	119	(130)
Gain on disposals of property, plant, and equipment	(371)	(220)
Gain on disposal of other long-term asset	(357)	0
Changes in operating assets and liabilities:
Accounts receivable	14,496	(7,744)
Inventories	215	(5,763)
Prepaid expenses and other	(2,631)	3,815
Accrued liabilities	3,738	9,011
Accounts payable	(8,521)	6,770
Other assets	(1,021)	316

Net cash provided by operating activities	8,549	14,932

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,791)	(5,058)
Proceeds from sales of property, plant, and equipment	2,417	1,317
Proceeds from sale of other long-term asset	3,371	0
Acquisition of businesses, net of cash acquired	(71)	(2,108)
Other	212	108

Net cash provided by (used in) investing activities	4,138	(5,741)

FINANCING ACTIVITIES:
Net repayments under line of credit	(7,000)	(5,000)
Repayment of long-term debt	(1,700)	(3,712)
Proceeds from exercise of stock options	6	88

Net cash used in financing activities	(8,694)	(8,624)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(262)	(15)

NET INCREASE IN CASH AND TEMPORARY INVESTMENTS	3,731	552
CASH AND TEMPORARY INVESTMENTS, beginning of period	5,990	9,331

CASH AND TEMPORARY INVESTMENTS, end of period	$ 9,721	$ 9,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$ 8,730	$ 5,264

Cash payments for income taxes	$ 349	$ 829

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 373,000 potential dilutive common shares for the six months ended October 31, 1999. Diluted net income per share for the three and six months ended October 31, 2000 and for the three months ended October 31, 1999 does not assume exercise of any stock options as the effect would be anti-dilutive. Per share amounts do not include the assumed conversion of stock options with exercise prices greater than the average share price because to do so would have been anti-dilutive.

3.	Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at October 31, 2000 and April 30, 2000 consisted of the following (in thousands):

	October 31,	April 30,
	2000	2000

Chassis	$ 15,140	$ 15,757
Raw Materials	14,969	16,226
Work in process	13,551	14,487
Finished goods	39,145	37,134

	$ 82,805	$ 83,604

4.	Asset Impairments and Other Non-Recurring Charges

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax non-recurring charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At October 31, 2000, execution of the rationalization plan was complete and approximately $3,002,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements.

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

5.	Long-Term Obligations

At October 31, 2000, the Company had a credit facility of $140.0 million (the "Credit Facility"), which consists of a revolving credit facility of $115.0 million and $25.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At the end of the second quarter, $119.0 million was outstanding under the Credit Facility. Under the terms of the Credit Facility agreement, total availability under the facility was reduced to $127.0 million on November 30, 2000. The agreement also provides that availability under the revolving credit facility will be based on a formula of eligible accounts receivable, inventory, and fixed assets.

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

The Credit Facility, by its terms, currently matures on August 1, 2001. The Company is required by generally accepted accounting principles to reflect the entire outstanding balance under the Credit Facility as a current liability in the accompanying consolidated financial statements at October 31, 2000.

The Credit Facility is secured by all assets of the Company, including real property, equipment and vehicles. The Credit Facility contains restrictions on capital expenditures, requirements related to monthly collateral reporting, maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization, and limits on the ratio of total funded indebtedness to earnings before income taxes, depreciation, and amortization.

The Credit Facility was amended in December 2000 to reduce the maximum availability under the Credit Facility to $125 million effective December 15, 2000, and to $119 million effective January 31, 2001. In connection with the amendments, the banks waived the Company's failure to comply with minimum quarterly earnings before income taxes, depreciation and amortization requirements, as well as further limiting quarterly capital expenditures. The amendment did not extend the maturity of the Credit Facility beyond its scheduled August 2001 maturity date.

The Credit Facility requires that there be certain mandatory prepayments of the Credit Facility and reductions of the revolving credit facility if the Company or any of its subsidiaries make certain asset dispositions, debt offerings or equity offerings. The amended credit facility also requires that the Company retain a financial advisor, which it engaged during the second quarter of fiscal 2001, to advise in the evaluation of possible sales of assets.

The Company's future cash flow would be insufficient to meet its debt obligations if it is required to repay the outstanding balance of the Credit Facility at its scheduled maturity in August 2001. The Company's ability to meet its principal payment obligations at the August 2001 maturity will depend on whether it can arrange a refinancing , restructuring, or extension of such facility on satisfactory terms within that time frame. The Company has been engaged in discussions with its lenders regarding an extension of the maturity date, and intends to continue those discussions. In addition, the Company is currently engaged in discussions with other institutions to replace the Credit Facility in the event that the Company is unable to reach commercially reasonable terms with its current lenders.

If the Company is unable to refinance, restructure or extend its Credit Facility, the Company may be required to sell additional assets, reduce or delay capital investments or seek to raise additional capital, among other things. The Company cannot give any assurance that refinancing, restructuring or extension of the current Credit Facility would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional capital could be obtained on acceptable terms, if at all. The Company's inability to refinance, restructure or extend its indebtedness on commercially reasonable terms would have a material adverse effect on its business, financial condition, and results of operations. The debt under the Company's Credit Facility is secured by liens on all of its assets, and the Company's failure to pay these obligations when due would permit the lenders to pursue their remedies under the Credit Facility. In addition, the Co mpany is unable to predict how other creditors will react to the classification of the Company's bank debt as a current liability.

The Company's ability to obtain sufficient cash to make scheduled payments on its debt obligations as they become due until the August 2001 maturity will depend on future cash flow from operations, sales of assets and the Company's financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the towing industry and the economy at large.

6.	Fixed Asset Disposals

During the fourth quarter of fiscal 2000, the Company announced its plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. The Company also considered all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of such assets. As part of these efforts, the Company disposed of assets in seven underperforming markets, as well as assets in certain other markets, during the second quarter of fiscal 2001. Total proceeds from these sales were approximately $3,515,000. Subsequent to October 31, 2000, the Company sold three additional underperforming markets and one location, as well as certain other fixed assets, with expected proceeds of approximately $4,109,000. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

7.	Legal Matters

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the "Court") simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a costly and time consuming exercise. Under the terms of the consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The Division filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest. By order dated December 12, 2000, the Court granted the Division's Motion and entered the final judgment.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Se curities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery was completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. By order dated November 20, 2000, the Court granted the Company's summary judgment motion as to all counts and denied the plantiff's motion in full. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for the Plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court, which the Company opposed. On November 21, 2000, the Supreme Court of Tennessee denied the plaintiff's application to appeal. These favorable rulings conclude all pending shareholder litigation brought against the Company.

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

The Company's board of directors approved a share repurchase plan that commenced during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2001. No shares have been repurchased under the plan during fiscal 2001 or 2000.

9.	Comprehensive Income

The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income (loss) of approximately ($496,000) and $162,000 for the three months ended October 31, 2000 and 1999, respectively; and ($615,000) and $48,000 for the six months ended October 31, 2000 and 1999, respectively.

10.	Segment Information

The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments for the three and six months ended October 31, 2000 and 1999 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended October 2000
Net sales-external	$ 81,751	$ 47,580	$ -	$ 129,331
Operating income (loss)	2,411	(1,348)	-	1,063
Interest expense, net	1,578	2,243	-	3,821
Income (loss) before income taxes	833	(3,591)	-	(2,758)

For the three months ended October 31, 1999

Net sales-external	$ 96,262	$ 52,476	$ -	$ 148,738
Operating income (loss)	6,054	(5,305)	-	749
Interest expense, net	1,338	1,454	-	2,792
Income (loss) before income taxes	4,716	(6,759)	-	(2,043)

For the six months ended October 31, 2000
Net sales-external	$ 159,166	$ 97,176	$ -	$ 256,342
Operating income (loss)	4,234	(3,014)	-	1,220
Interest expense, net	3,031	4,119	-	7,150
Income (loss) before income taxes	1,203	(7,133)	-	(5,930)

For the six months ended October 31, 1999
Net sales-external	$ 179,213	$ 103,861	-	$ 283,074
Operating income	10,503	(4,560)	-	5,943
Interest expense, net	2,457	2,973	-	5,430
Income (loss) before income taxes	8,046	(7,533)	-	513

11.	Reclassifications
Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Towing Service Initiatives

During the fourth quarter of fiscal 2000, the Company announced its plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. The Company also considered all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of such assets. As part of these efforts, the Company disposed of assets in seven underperforming markets, as well as assets in certain other markets, during the second quarter of fiscal 2001 with proceeds of approximately $3,515,000. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value. As required by the terms of its bank credit facility, the Company has engaged a financial advisor to advise in the evaluation of possible sales of assets.

Liquidity Considerations

The Company's existing bank credit facility matures on August 1, 2001. At October 31, 2000, the credit facility had an outstanding balance of $119.0 million. Because the credit facility matures during the next 12 months, the Company is required by generally accepted accounting principles to reflect the entire outstanding balance as a current liability in the accompanying consolidated financial statements as of October 31, 2000. (See "Liquidity and Capital Resources.")

The Company's future cash flow would be insufficient to meet its debt payment obligations if it is required to repay the outstanding balance of the credit facility at its currently scheduled maturity in August 2001, which is during the second quarter of fiscal 2002. The Company's ability to meet its principal payment obligations at the August 2001 maturity will depend on whether it can arrange a refinancing, restructuring or extension of such facility on satisfactory terms within that time frame. The Company has been engaged in discussions with its lenders regarding an extension of the maturity date, and intends to continue those discussions. In addition, the Company is currently engaged in discussions with other institutions to replace the credit facility in the event that the Company is unable to reach commercially reasonable terms with its current lenders.

If the Company is unable to refinance, restructure or extend its credit facility, the Company may be required to sell additional assets, reduce or delay capital investments or seek to raise additional capital, among other things. The Company cannot give any assurance that any refinancing, restructuring or extension of the current credit facility would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional capital could be obtained on acceptable terms, if at all. The Company's inability to refinance, restructure or extend its indebtedness on commercially reasonable terms would have a material adverse effect on its business, financial condition, and results of operations. The debt under the Company's credit facility is secured by liens on all of its assets, and the Company's failure to pay these obligations when due would permit the lenders to pursue their remedies under the credit facility. In addition, th e Company is unable to predict how other creditors will react to the classification of the Company's bank debt as a current liability.

The Company's ability to obtain sufficient cash to make scheduled payments on its debt obligations as they become due until the August 2001 maturity will depend on future cash flow from operations, sales of assets and the Company's financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the towing industry and the economy at large.

Subsequent Events

The Credit Facility was amended in December 2000 to reduce the maximum availability under the Credit Facility to $125.0 million effective December 15, 2000, and to $119.0 million effective January 31, 2001. The amendment did not extend the maturity of the Credit Facility beyond the scheduled August 2001 maturity date. (See "Liquidity and Capital Resources".)

Subsequent to October 31, 2000, the Company sold three additional underperforming markets and one location, as well as certain other fixed assets in the towing services segment with expected proceeds of approximately $4,109,000.

Results of Operations--Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

Net sales for the three months ended October 31, 2000, decreased 13.0% to $129.3 million from $148.7 million for the comparable period in 1999. Net sales in the towing and recovery equipment segment decreased 15.1% from $96.2 million to $81.8 million as demand for the Company's towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales in the towing services segment decreased 9.3% from $52.5 million to $47.6 million primarily due to declines in revenues in certain underperforming markets, as well as the disposition of seven underperforming markets during the second quarter of fiscal 2001.

Costs of operations for the three months ended October 31, 2000, decreased 9.1% to $111.1 million from $122.3 million for the comparable period in 1999. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 84.7% to 87.5%. The increase as a percentage of net sales was primarily the result of declines in sales volume as discussed above. In the towing services segment, costs of operations as a percentage of net sales increased from 77.7% to 83.3%. The increase as a percentage of net sales is primarily due to declines in revenue coupled with increased labor costs, insurance costs due to loss experience, and fuel costs.

Selling, general and administrative expenses for the three months ended October 31, 2000, decreased 12.9% to $17.1 million from $19.7 million for the comparable period of 1999. The decrease was due primarily to the continued cost reduction efforts implemented in late fiscal 2000.

Net interest expense increased $1.0 million to $3.8 million for the three months ended October 31, 2000 from $2.8 million for the three months ended October 31, 1999, primarily due to higher interest rates on the Company's line of credit.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was (33.6)% for the three months ended October 31, 2000 and (43.7)% for the three months ended October 31, 1999 .

Results of Operations-Six Months Ended October 31, 2000 Compared to Six Months Ended October 31, 1999

Net sales for the six months ended October 31, 2000 decreased 9.4% to $256.3 million from $283.0 million for the comparable period in 1999. Net sales in the towing and recovery equipment segment decreased 11.2% from $179.2 million to $159.2 million as demand for the Company's towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales of the towing services segment decreased 6.4% to $97.1 million from $103.9 million due primarily to declines in revenues in certain underperforming markets, as well as the disposition of seven underperforming markets during the second quarter of fiscal 2001.

Costs of operations decreased 5.5% to $219.4 million for the six months ended October 31, 2000 from $232.2 million for the comparable period in 1999. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 84.8% to 87.1%. The increase as a percentage of net sales was primarily the result of declines in sales volume as discussed above. The towing services segment's costs of operations increased from 77.2% to 83.1% as a percentage of net sales. The increase as a percentage of sales is primarily due to declines in revenue coupled with increased labor costs, insurance costs due to loss experience, and fuel costs.

Selling, general and administrative expenses decreased 8.3% to $35.7 million for the six months ended October 31, 2000 from $38.9 million for the comparable period of 1999. The decrease was due primarily to the continued cost reduction efforts implemented in late fiscal 2000.

During the second quarter of fiscal 2000, the Company recorded non-recurring charges of $6.0 million for the further rationalization of its towing services operations. (See Note 4.)

Net interest expense increased $1.7 million to $7.1 million for the six months ended October 31, 2000 from $5.4 million for the six months ended October 31, 1999 primarily due to higher interest rates on the Company's line of credit.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate for the provision for income taxes was (33.8)% for the six months ended October 31, 2000 and 42.9% for the six months ended October 31, 1999. The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible goodwill amortization and state income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $8.5 million for the six month period ended October 31, 2000 compared to cash provided by operating activities of $14.9 million for the comparable period of 1999. The decrease in cash provided by operating activities was due primarily to lower earnings and significant reductions in accounts payable.

Cash provided by investing activities was $4.1 million for the six month period ended October 31, 2000 compared to $5.7 million used in investing activities for the comparable period in 1999. The cash provided by investing activities resulted from the sales of equipment and other long-term assets in the Company's towing services segment.

Cash used in financing activities was $8.7 million for the six month period ended October 31, 2000 and $8.6 million for the comparable period in the prior year. The cash was used primarily to reduce the Company's line of credit and other outstanding long-term debt and capital leases.

At October 31, 2000, the Company had a credit facility of $140.0 million (the "Credit Facility"), which consists of a revolving credit facility of $115.0 million and $25.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At the end of the second quarter, $119.0 million was outstanding under the Credit Facility. Under the terms of the Credit Facility agreement, total availability under the facility was reduced to $127.0 million on November 30, 2000. The agreement also provides that availability under the revolving credit facility will be based on a formula of eligible accounts receivable, inventory, and fixed assets.

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

The Credit Facility, by its terms, currently matures on August 1, 2001. Accordingly, the entire amount outstanding under the Credit Facility has been included in current liabilities at October 31, 2000. The Company has been engaged in discussions with its lenders regarding an extension of the maturity date, and intends to continue those discussions. In addition, the Company is currently engaged in discussion with other institutions to replace the Credit Facility in the event that the Company is unable to ready commercially reasonable terms with its current lenders. The Company's ability to meet its principal payment obligations at the August 2001 maturity will depend on whether it can arrange a refinancing, restructuring or extension of such facility on satisfactory terms within that time frame, but there is no assurance that the Company will be able to do so.

The Credit Facility is secured by all assets of the Company, including real property and vehicles. The Credit Facility contains restrictions on capital expenditures, requirements related to monthly collateral reporting, maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization and limits on the ratio of total funded indebtedness to earnings before income taxes, depreciation, and amortization

The Credit Facility was amended in December 2000 to reduce the maximum availability under the Credit Facility to $125.0 million effective December 15, 2000, and to $119.0 million effective January 31, 2001. In connection with the amendment, the banks waived the Company's failure to comply with minimum quarterly earnings before income taxes, depreciation, and amortization requirements as well as limiting quarterly capital expenditures. The amendment did not extend the maturity of the Credit Facility beyond its scheduled August 2001 maturity date.

The Credit Facility requires that there be certain mandatory prepayments of the Credit Facility and reductions of the revolving credit facility if the Company or any of its subsidiaries make certain asset dispositions, debt offerings or equity offerings. The amended credit facility also requires that the Company retain a financial advisor, which it engaged during the second quarter of fiscal 2001, to advise in the evaluation of possible sales of assets.

Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year, assuming that the Company is able to refinance, restructure, or extend the Credit Facility prior to maturity in August 2001. There can be no assurance that such financing, restructuring, or extension will be available or that the related terms and conditions will be acceptable to the Company.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 until June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedg e accounting.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

PART II.          OTHER INFORMATION

Item 1.         Legal Proceedings

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the "Division") stating that it was conducting a civil investigation covering "competition in the tow truck industry". The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand ("CID") issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company rea ched an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the "Court") simultaneously with the Division's complaint. The complaint focused on the Company's acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company's key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company wil l notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The Division has filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest. By order dated December 12, 2000, the Court granted the Division's Motion and entered the final judgment.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company's common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Se curities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery was completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. By order dated November 20, 2000, the Court granted the Company's summary judgment motion as to all counts and denied the plantiff's motion in full. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for the Plaintiffs filed a no tice of appeal with the Tennessee Court of Appeals, which was briefed and argued by the parties. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court, which the Company opposed. On November 21, 2000, the Supreme Court of Tennessee denied the plaintiff's application to appeal. These favorable rulings conclude all pending shareholder litigation brought against the Company.

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

Item 4.          Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Monday, September 11, 2000 in Norcross, Georgia, at which the following matter was submitted to a vote of the shareholders:

(a)          Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

	FOR	WITHHELD
Jeffrey I. Badgley	33,905,844	811,468
A. Russell Chandler III	33,898,180	819,132
Paul E. Drack	33,896,580	820,732
William G. Miller	33,512,962	1,204,350
Richard H. Roberts	33,901,780	815,532

Item 6.          Exhibits and Reports on Form 8-K
(a)	Exhibits.

Exhibit 10/58 - Amendment No. 6 to Credit Agreement
Exhibit 27 - Financial Data Schedule (For SEC use only)

(b)	Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the second quarter of the fiscal year.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Vice President and
Chief Financial Officer

Date: December 15, 2000