Form 10-Q
period 2001-01-31
MILLER INDUSTRIES INC /TN/
filed 2001-03-19
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2001
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

YES  X        NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 2001 was 46,708,767.

INDEX

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	January 31, 2001 and April 30, 2000	3

	Condensed Consolidated Statements of Operations
	for the Three Months and Nine Months Ended
	January 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended January 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial
	Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART 1.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS

	January 31, 2000	April 30, 2000
CURRENT ASSETS:
Cash and temporary investments	$ 9,630	$ 5,990
Accounts receivable, net	73,450	90,437
Inventories	76,888	83,604
Deferred income taxes	5,809	5,879
Prepaid expenses and other	16,984	8,445
Total current assets	182,761	194,355

PROPERTY, PLANT AND EQUIPMENT, net	61,325	70,284

GOODWILL, net	47,106	49,530

OTHER ASSETS, net	7,257	9,525
	$ 298,449	$ 323,694
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 109,828	$ 15,949
Accounts payable	41,388	46,177
Accrued liabilities and other	33,870	28,428
Total current liabilities	185,086	90,554
LONG-TERM DEBT, less current portion	5,018	119,319
DEFERRED INCOME TAXES	58	0
SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 46,708,767 and 46,707,135 shares issued and outstanding at January 31, 2001 and April 30, 2000, respectively	467	467
Additional paid-in capital	144,713	144,707
Accumulated deficit	(35,324)	(30,075)
Accumulated other comprehensive loss	(1,569)	(1,278)
Total shareholders' equity	108,287	113,821
	$ 298,449	$ 323,694

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000

NET SALES	$ 119,686	$ 146,165	$ 376,028	$ 429,239

COSTS AND EXPENSES:
Costs of operations	100,081	124,637	319,524	356,818
Selling, general, and administrative expenses	17,157	19,318	52,836	58,226
Special charges	0	0	0	6,041
Interest expense, net	4,394	2,965	11,544	8,395
Total costs and expenses	121,632	146,920	383,904	429,480

LOSS BEFORE INCOME TAXES	(1,946)	(755)	(7,876)	(241)
INCOME TAX PROVISION (BENEFIT)	(621)	149	(2,627)	369

NET LOSS	$ (1,325)	$ (904)	$ (5,249)	$ (610)
NET LOSS PER COMMON SHARE:
Basic	$ (0.03)	$ (0.02)	$ (0.11)	$ (0.01)
Diluted	$ (0.03)	$ (0.02)	$ (0.11)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	46,710	46,692	46,709	46,690
Diluted	46,710	46,692	46,709	46,690

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31
	2001	2000
OPERATING ACTIVITIES:
Net loss	$ (5,249)	$ (610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,901	12,921
Deferred income tax provision	120	75
Gain on disposals of property, plant, and equipment	(377)	(708)
Gain on disposal of other long-term asset	(357)	0
Changes in operating assets and liabilities:
Accounts receivable	15,719	(2,425)
Inventories	6,421	(8,044)
Prepaid expenses and othe r	(4,674)	2,272
Accrued liabilities	3,369	13,127
Accounts payable	(5,473)	(5,688)
Other assets	(1,293)	(455)
Net cash provided by operating activities	18,107	10,465

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,400)	(6,627)
Proceeds from sales of property, plant, and equipment	1,086	2,820
Proceeds from sale of other long-term asset	3,371	0
Proceeds from sale of businesses	3,761	0
Acquisition of businesses, net of cash acquired	(84)	(2,121)
Other	270	70
Net cash provided by (used in) investing activities	6,004	(5,858)
FINANCING ACTIVITIES:
Net repayments under line of credit	(18,000)	0
Repayment of long-term debt	(2,381)	(4,472)
Proceeds from exercise of stock options	6	73
Net cash used in financing activities	(20,375)	(4,399)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(96)	(67)
NET INCREASE IN CASH AND TEMPORARY INVESTMENTS	3,640	141

CASH AND TEMPORARY INVESTMENTS, beginning of period	5,990	9,331
CASH AND TEMPORARY INVESTMENTS, end of period	$ 9,630	$ 9,472
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$ 11,655	$ 8,356
Cash payments for income taxes	$ 648	$ 1,069

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2000.

2.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted net loss per share for the three and nine months ended January 31, 2001 and for the three and nine months ended January 31, 2000 does not assume exercise of any stock options as the effect would be anti-dilutive since stock options have exercise prices greater than the average share price.

3.	Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at January 31, 2001 and April 30, 2000 consisted of the following (in thousands):

	January 31,	April 30,
	2001	2000
Chassis	$ 12,687	$ 15,757
Raw Materials	15,098	16,226
Work in process	12,212	14,487
Finished goods	36,891	37,134
	$ 76,888	$ 83,604

4.	Asset Impairments and Other Special Charges

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax non-recurring charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At January 31, 2001, execution of the rationalization plan was complete and approximately $3,641,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements.

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. As a result of such review during the fourth quarter of fiscal 2000, the Company concluded that the carrying value of such assets in certain towing services markets and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

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

At January 31, 2001, the Company had a credit facility of $119.0 million (the “Credit Facility”), which consists of a revolving credit facility of $100.0 million and $19.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At the end of the third quarter, $108.0 million was outstanding under the Credit Facility. Under the terms of the Credit Facility agreement, total availability under the revolving credit facility is based on a formula of eligible accounts receivable, inventory, and fixed assets.

Borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin that varies from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company’s debt to earnings before income taxes, depreciation, and amortization (as defined). Borrowings under the term loan bear interest at LIBOR plus an applicable margin of 5.00% to 6.00%, increasing to 8.00% on February 1, 2001. The Company is required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

The Credit Facility, by its terms, currently matures on August 1, 2001. The Company is required by accounting principles generally accepted in the United States to reflect the entire outstanding balance under the Credit Facility as a current liability in the accompanying consolidated financial statements at January 31, 2001.

The Credit Facility is secured by all assets of the Company, including real property, equipment and vehicles. The Credit Facility contains restrictions on capital expenditures, requirements related to monthly collateral reporting, maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization, and limits on the ratio of total funded indebtedness to earnings before income taxes, depreciation, and amortization. For the quarter ended January 31, 2001, the banks waived the Company’s failure to comply with minimum quarterly earnings before income taxes, depreciation and amortization requirements.

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

The Company’s future cash flow would be insufficient to meet its debt obligations if it is required to repay the outstanding balance of the Credit Facility at its scheduled maturity in August 2001. The Company’s ability to meet its principal payment obligations at the August 2001 maturity will depend on whether it can arrange a refinancing, restructuring, or extension of such facility on satisfactory terms within that time frame. The Company has been engaged in discussions with its lenders regarding an extension of the maturity date, and intends to continue those discussions. In addition, the Company is currently engaged in discussions with other institutions to replace the Credit Facility.

If the Company is unable to refinance, restructure or extend its Credit Facility, the Company may be required to sell additional assets, reduce or delay capital investments or seek to raise additional capital, among other things. The Company cannot give any assurance that any refinancing, restructuring or extension of the current Credit Facility would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional capital could be obtained on acceptable terms, if at all. The Company’s inability to refinance, restructure or extend its indebtedness on commercially reasonable terms would have a material adverse effect on its business, financial condition, and results of operations. Additionally, the Company has been advised by its independent public accountants that if the Company is unable to refinance, restrucutre or extend its indebtedness, the auditors' report on the consolidated financial statements for the year ending April 30, 2001 may contain a paragraph regarding uncertainties as to the Company's ability to continue as a going concern. The debt under the Company’s Credit Facility is secured by liens on all of its assets, and the Company's failure to pay these obligations when due would permit the lenders to pursue their remedies under the Credit Facility. In addition, the Company is unable to predict how other creditors will react to the classification of the Company’s bank debt as a current liability.

The Company’s ability to obtain sufficient cash to make scheduled payments on its debt obligations as they become due until the August 2001 maturity will depend on future cash flow from operations, sales of assets and the Company’s financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the towing industry and the economy at large.

6.	Fixed Asset Disposals

During the fourth quarter of fiscal 2000, the Company announced its plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. The Company also considered all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of such assets. As part of these efforts, the Company disposed of assets in underperforming markets, as well as assets in certain other markets, during the nine months ended January 31, 2001. Total proceeds from these sales were approximately $7,181,000. Through March 13, 2001, the Company sold one additional location, as well as certain other fixed assets for approximately $417,000. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

7.	Legal Matters

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the “Division”) stating that it was conducting a civil investigation covering “competition in the tow truck industry”. The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand (“CID”) issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the

Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the “Court”) simultaneously with the Division’s complaint. The complaint focused on the Company’s acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a costly and time consuming exercise. Under the terms of the consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The Division filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest. By order dated December 12, 2000, the Court granted the Division’s Motion and entered the final judgment.

During September, October and November 1997, five lawsuits were filed by certain persons who sought to represent a class of shareholders who purchased shares of the Company’s common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company’s common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery was completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. By order dated November 20, 2000, the Court granted the Company’s summary judgment motion as to all counts and denied the plaintiff’s motion in full. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for the Plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court, which the Company opposed. On November 21, 2000, the Supreme Court of Tennessee denied the plaintiff’s application to appeal. These favorable rulings conclude all pending shareholder litigation brought against the Company.

In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. The ultimate disposition of such matters cannot be determined presently, but, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the financial position or results of operations of the Company.

8.	Stock Repurchase Plan

The Company’s board of directors approved a share repurchase plan that commenced during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2001. No shares have been repurchased under the plan during fiscal 2001 or 2000.

9.	Comprehensive Income

The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income (loss) of approximately $(1.0) million and $.5 million for the three months ended January 31, 2001 and 2000, respectively; and $(5.5) million and $1.3 million for the nine months ended January 31, 2001 and 2000, respectively.

10.	Segment Information

The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments for the three and nine months ended January 31, 2001 and 2000 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended January 31, 2001
Net sales-external	$ 75,175	$ 44,511	$ -	$ 119,686
Operating income	2,386	62	-	2,448
Interest expense, net	1,858	2,536	-	4,394
Income (loss) before income taxes	528	(2,474)	-	(1,946)

For the three months ended January 31, 2000

Net sales-external	$ 93,730	$ 52,435	$ -	$ 146,165
Operating income (loss)	4,060	(1,850)	-	2,210
Interest expense, net	1,375	1,590	-	2,965
Income (loss) before income taxes	2,685	(3,440)	-	(755)

For the nine months ended January 31, 2001
Net sales-external	$ 234,342	$ 141,686	$ -	$ 376,028
Operating income (loss)	6,622	(2,954)	-	3,668
Interest expense, net	4,890	6,654	-	11,544
Income (loss) before income taxes	1,732	(9,608)	-	(7,876)

For the nine months ended January 31, 2000
Net sales-external	$ 272,943	$ 156,296	$ -	$ 429,239
Operating income	14,564	(6,410)	-	8,154
Interest expense, net	3,832	4,563	-	8,395
Income (loss) before income taxes	10,732	(10,973)	-	(241)

11.	Reclassifications

Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Towing Service Initiatives

During the fourth quarter of fiscal 2000, the Company announced its plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. The Company also considered all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of such assets. As part of these efforts, the Company disposed of assets in underperforming markets, as well as assets in certain other markets, during the nine months ended January 31, 2001, with proceeds of approximately $7,181,000. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value. As required by the terms of its bank credit facility, the Company has engaged a financial advisor to advise in the evaluation of possible sales of assets.

Liquidity Considerations

The Company’s existing bank credit facility matures on August 1, 2001. At January 31, 2001, the credit facility had an outstanding balance of $108.0 million. Because the credit facility matures during the next 12 months, the Company is required by generally accepted accounting principles to reflect the entire outstanding balance as a current liability in the accompanying consolidated financial statements as of January 31, 2001. (See “Liquidity and Capital Resources.”)

The Company’s future cash flow would be insufficient to meet its debt payment obligations if it is required to repay the outstanding balance of the Credit Facility at its currently scheduled maturity in August 2001, which is during the second quarter of fiscal 2002. The Company’s ability to meet its principal payment obligations at the August 2001 maturity will depend on whether it can arrange a refinancing, restructuring or extension of such facility on satisfactory terms within that time frame. The Company has been engaged in discussions with its lenders regarding an extension of the maturity date, and intends to continue those discussions. In addition, the Company is currently engaged in discussions with other institutions to replace the Credit Facility.

If the Company is unable to refinance, restructure or extend its Credit Facility, the Company may be required to sell additional assets, reduce or delay capital investments or seek to raise additional capital, among other things. The Company cannot give any assurance that any refinancing, restructuring or extension of the current Credit Facility would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional capital could be obtained on acceptable terms, if at all. The Company’s inability to refinance, restructure or extend its indebtedness on commercially reasonable terms would have a material adverse effect on its business, financial condition, and results of operations. Additionally, the Company has been advised by its independent public accountants that if the Company is unable to refinance, restructure or extend its indebtedness, the auditors' report on the consolidated financial statements for the year ending April 30, 2001, may contain a paragraph regarding uncertainties as to the Company's ability to continue as a going concern. The debt under the Company’s Credit Facility is secured by liens on all of its assets, and the Company’s failure to pay these obligations when due would permit the lenders to pursue their remedies under the Credit Facility. In addition, the Company is unable to predict how other creditors will react to the classification of the Company’s bank debt as a current liability.

The Company’s ability to obtain sufficient cash to make scheduled payments on its debt obligations as they become due until the August 2001 maturity will depend on future cash flow from operations, sales of assets and the Company’s financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the towing industry and the economy at large.

Subsequent Events

Through March 13, 2001, the Company sold one additional location, as well as certain other fixed assets in the towing services segment for approximately $417,000.

Results of Operations--Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Net sales for the three months ended January 31, 2001, decreased 18.1% to $119.7 million from $146.2 million for the comparable period in 2000. Net sales in the towing and recovery equipment segment decreased 19.8% from $93.7 million to $75.2 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales in the towing services segment decreased 15.1% from $52.4 million to $44.5 million primarily due to the disposition of ten underperforming markets during fiscal 2001.

Costs of operations for the three months ended January 31, 2001, decreased 19.7% to $100.1 million from $124.6 million for the comparable period in 2000. Costs of operations of the towing and recovery equipment segment decreased as a percentage of net sales from 87.4% to 86.3%. In the towing services segment, costs of operations as a percentage of net sales decreased from 81.5% to 79.1%. The decrease as a percentage of net sales is primarily due to the sale of underperforming markets, continued cost reductions efforts and a reduction in insurance costs due to favorable claims experience and a return of premium.

Selling, general, and administrative expenses for the three months ended January 31, 2001, decreased 10.9% to $17.2 million from $19.3 million for the comparable period of 2000. The decrease was due primarily to the continued cost reduction efforts implemented in late fiscal 2000.

Net interest expense increased $1.4 million to $4.4 million for the three months ended January 31, 2001 from $3.0 million for the three months ended January 31, 2000, primarily due to higher interest rates on the Company’s line of credit.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for (benefit from) income taxes was (31.9)% for the three months ended January 31, 2001 and 19.7% for the three months ended January 31, 2000.

Results of Operations--Nine Months Ended January 31, 2001 Compared to Nine Months Ended January 31, 2000

Net sales for the nine months ended January 31, 2001 decreased 12.4% to $376.0 million from $429.2 million for the comparable period in 2000. Net sales in the towing and recovery equipment segment decreased 14.1% from $272.9 million to $234.3 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales of the towing services segment decreased 9.3% to $141.7 million from $156.3 million due primarily to the disposition of ten underperforming markets during fiscal 2001, as well as declines in revenues in certain other underperforming markets.

Costs of operations decreased 10.5% to $319.5 million for the nine months ended January 31, 2001 from $356.8 million for the comparable period in 2000. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 85.7% to 86.9%. The increase as a percentage of net sales was primarily the result of declines in sales volume as discussed above. The towing services segment’s costs of operations increased from 78.6% to 81.9% as a percentage of net sales. The increase as a percentage of sales is primarily due to declines in revenue coupled with increased labor and fuel costs offset partially by a reduction in insurance costs due to favorable claims experience and a return of premium.

Selling, general, and administrative expenses decreased 9.3% to $52.8 million for the nine months ended January 31, 2001 from $58.2 million for the comparable period of 2000. The decrease was due primarily to the continued cost reduction efforts implemented in late fiscal 2000.

During the second quarter of fiscal 2000, the Company recorded non-recurring charges of $6.0 million for the further rationalization of its towing services operations. (See Note 4.)

Net interest expense increased $3.1 million to $11.5 million for the nine months ended January 31, 2001 from $8.4 million for the nine months ended January 31, 2000 primarily due to higher interest rates on the Company’s line of credit.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate for the provision for (benefit from) income taxes was (33.3)% for the nine months ended January 31, 2001 and 153.1% for the nine months ended January 31, 2000. The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible goodwill amortization and state income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $18.1 million for the nine month period ended January 31, 2001 compared to cash provided by operating activities of $10.5 million for the comparable period of 2000. The increase in cash provided by operating activities was due primarily to reductions of accounts receivable and inventory balances.

Cash provided by investing activities was $6.0 million for the nine month period ended January 31, 2001 compared to $5.9 million used in investing activities for the comparable period in 2000. The cash provided by investing activities resulted from the sales of equipment and other long-term assets in the Company’s towing services segment.

Cash used in financing activities was $20.4 million for the nine month period ended January 31, 2001 and $4.4 million for the comparable period in the prior year. The cash was used primarily to reduce the Company’s line of credit and other outstanding long-term debt and capital leases.

At January 31, 2001, the Company had a credit facility of $119.0 million (the “Credit Facility”), which consists of a revolving credit facility of $100.0 million and $19.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At the end of the third quarter, $108.0 million was outstanding under the Credit Facility. Under the terms of the Credit Facility agreement, total availability under the revolving credit facility is based on a formula of eligible accounts receivable, inventory, and fixed assets.

Borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin that varies from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company’s debt to earnings before income taxes, depreciation, and amortization (as defined). Borrowings under the term loan bear interest at LIBOR plus an applicable margin of 5.00% to 6.00%, increasing to 8.00% on February 1, 2001. The Company is required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

The Credit Facility, by its terms, currently matures on August 1, 2001. Accordingly, the entire amount outstanding under the Credit Facility has been included in current liabilities at January 31, 2001. The Company has been engaged in discussions with its lenders regarding an extension of the maturity date, and intends to continue those discussions. In addition, the Company is currently engaged in discussions with other institutions to replace the Credit Facility. The Company’s ability to meet principal payment obligations at the August 2001 maturity will depend on whether it can arrange refinancing, restructuring or extension of such facility on satisfactory terms within that time frame, but there is no assurance that the Company will be able to do so.

The Credit Facility is secured by all assets of the Company, including real property and vehicles. The Credit Facility contains restrictions on capital expenditures, requirements related to monthly collateral reporting, maintaining minimum quarterly levels of earnings before income taxes, depreciation, and amortization and limits on the ratio of total funded indebtedness to earnings before income taxes, depreciation, and amortization. For the quarter ended January 31, 2001, the banks waived the Company’s failure to comply with minimum quarterly earnings before income taxes, depreciation, and amortization requirements.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

In January 1998, the Company received a letter from the Antitrust Division of the Department of Justice (the “Division”) stating that it was conducting a civil investigation covering “competition in the tow truck industry”. The letter asked that the Company preserve its records related to the tow truck industry, particularly documents related to sales and prices of products and parts, acquisition of other companies in the industry, distributor relations, patent matters, competition in the industry generally, and activities of other companies in the industry. In March 1998, the Company received a Civil Investigative Demand (“CID”) issued by the Division as part of its continuing investigation of whether there are, have been or may be violations of the federal antitrust statutes in the tow truck industry. Under this CID, the Company produced information and documents to assist in the investigation, and corresponded and met with the Division concerning the investigation. In February 2000, the Company reached an agreement with the Division pursuant to which the Company entered into a Stipulation and proposed consent Judgment with the Division, which were filed with the United States District Court for the District of Columbia (the “Court”) simultaneously with the Division’s complaint. The complaint focused on the Company’s acquisition of Vulcan in 1996 and Chevron in 1997, including the acquisition of their patents. The Company remains convinced that the acquisitions are entirely lawful and that this position would be vindicated in a court of law. However, the Company believes it is in the best interest of its shareholders to conclude this matter rather than extending for an additional lengthy period what has already been a costly and time consuming exercise. Under the terms of the proposed consent Judgment, the Company will offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all tow truck and car carrier manufacturers. In connection with offering licenses, the Company will notify the government periodically of companies that have obtained a license. The Company will also have reporting requirements related to future acquisitions of tow truck and car carrier manufacturers. The Division filed a Motion for Entry of Proposed Final Judgment, in which it states that the necessary procedural steps have been completed and that the Court should find that the proposed Judgment is in the public interest. By order dated December 12, 2000, the Court granted the Division’s Motion and entered the final judgment.

During September, October and November 1997, five lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company’s common stock during the period from either October 15 or November 6, 1996 to September 11, 1997. Four of the suits were filed in the United States District Court for the Northern District of Georgia. The remaining suit was filed in the Chancery Court of Hamilton County, Tennessee. In general, the individual plaintiffs in all of the cases allege that they were induced to purchase the Company’s common stock on the basis of allegedly actionable misrepresentations or omissions about the Company and its business and, as a result, were thereby damaged. Four of the complaints assert claims under Sections 10(b) and 20 of the Securities Act of 1934. The complaints name as the defendants the Company and various of its present and former directors and officers. The plaintiffs in the four actions which involved claims in Federal Court under the Securities Exchange Act of 1934 have consolidated those actions. The Company filed a motion to dismiss in the consolidated case which was granted in part and denied in part. The proposed class was certified by order dated May 27, 1999. All fact discovery was completed. On or about May 5, 2000, the Company filed a motion seeking summary judgment in favor of all defendants on all remaining claims asserted by the plaintiffs. The plaintiffs also filed a partial summary judgment motion on or about May 5, 2000 on two of its claims. By order dated November 20, 2000, the Court granted the Company’s summary judgment motion as to all counts and denied the plaintiff’s motion in full. The Company filed a motion to dismiss in the Tennessee case which was granted in its entirety. The plaintiffs in that case, with permission from the Chancery Court, amended and refiled their complaint, which was dismissed with prejudice by order of the Chancery Court dated March 11, 1999. On April 4, 1999 counsel for the Plaintiffs filed a notice of appeal with the Tennessee Court of Appeals, which was briefed and argued by the parties. On March 31, 2000, the Tennessee Court of Appeals affirmed the decision of the Chancery Court dismissing the case in its entirety. On May 26, 2000, counsel for the plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court, which the Company opposed. On November 21, 2000, the Supreme Court of Tennessee denied the plaintiff’s application to appeal. These favorable rulings conclude all pending shareholder litigation brought against the Company.

In addition to the shareholder litigation described above, the Company is, from time to time, a party to litigation arising in the normal course of its business. The ultimate disposition of such matters cannot be determined presently, but, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits. - None

(b)	Reports on Form 8-K – No reports on Form 8-K were filed by the Company during the third quarter of the fiscal year.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish Vice President and Chief Financial Officer

Date: March 19, 2001