Form 10-K405
period 2001-04-30
MILLER INDUSTRIES INC /TN/
filed 2001-07-30
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2001

Commission File No. 0-24298

MILLER INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Tennessee

(State or other jurisdiction of incorporation or organization)

62-1566286

(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee 37363

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (423) 238-4171

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 23, 2001 was $35,639,369 based on the closing sale price of the Common Stock as reported by the New York Stock Exchange on such date. See Item 12.

At July 23, 2001 there were 46,708,767 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT

PART I
ITEM 1.
BUSINESS	1
ITEM 2.
PROPERTIES	15
ITEM 3.
LEGAL PROCEEDINGS	15
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	16
ITEM 6.
SELECTED FINANCIAL DATA	16
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24
PART III
ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	24
ITEM 11.
EXECUTIVE COMPENSATION	24

i

ii

PART I

ITEM 1.          BUSINESS

GENERAL

Miller Industries, Inc. (the "Company") is the world’s leading integrated provider of vehicle towing and recovery equipment and services, with executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England. The Company’s business is divided into two segments: (i) towing and recovery equipment and (ii) towing services. The Company markets its towing and recovery equipment under several well-recognized brand names and markets its towing services under the national brand name RoadOne®.

Since 1990 the Company has developed or acquired several of the most well-recognized brands in the fragmented towing and recovery equipment manufacturing industry. The Company’s strategy has been to diversify its line of products and increase its market share in the industry through a combination of internal growth and development and acquisitions of complementary businesses.

As a natural extension of its leading market position and strong brand name recognition in manufacturing, the Company has broadened its strategy to include vertical integration, with the goal of achieving operating efficiencies while becoming a leading worldwide manufacturer, distributor and financial services provider in the towing and recovery equipment industry. The Company’s owned and independent distributors form a North American distribution network for towing and recovery equipment as well as other specialty truck equipment and components.

In February 1997, the Company formed its towing services division, RoadOne. RoadOne offers a broad range of towing and transportation services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, and transporting new and used vehicles and heavy construction equipment. The Company’s strategy in towing services is to establish a national towing service network through owned companies in combination with an extensive group of affiliates. At July 23, 2001, the Company was operating over 150 facilities serving 42 markets in 23 states, and had relationships with over 2,600 RoadOne affiliates.

INCLUSION OF FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, factors set forth below under the heading "Risk Factors," and in particular, the risks associated with acquisitions, including, without limitation, the costs and difficulties related to the integration of the acquired businesses. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Risk Factors

Risks Associated with Substantial Indebtedness. After giving effect to the refinancing of the Company’s bank credit facilities in July 2001, the Company's long-term debt (net of current portion) totaled approximately $99.1 million. As a consequence of its level of indebtedness a substantial portion of the Company's cash flow from operations must be dedicated to debt service requirements. The terms of the Company's outstanding indebtedness govern the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. They also require the Company to meet certain financial tests and comply with certain other reporting, affirmative and negative covenants. The Company’s bank facilities are secured by liens on all of the Company’s assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the business of the Company.

Risks Associated With Acquisitions; Difficulties In Integrating Operations And Achieving Cost Savings. From 1996 to 1999, the Company pursued an aggressive acquisition strategy that involved the acquisition over 120 additional companies. As a result, the Company’s success is dependent, in part, upon its ability to successfully integrate and manage such acquired businesses. Acquisitions involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. To a certain extent, the Company has experienced each of these special risks in connection with some of its acquisitions. There can be no assurance that any acquisitions will not have an adverse effect upon the Company’s operating results, particularly during periods in which the operations of acquired businesses are being integrated into the Company’s operations.

The success of any business combination is in part dependent on management’s ability following the transaction to integrate operations, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The challenges posed to the Company’s management are particularly significant because integrating the acquired companies must be addressed contemporaneously. The Company has incurred significant expenses in connection with its towing services acquisitions, and has had difficulty realizing cost savings. There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved, if at all.

Risks Of Foreign Markets. The Company has significant operations in foreign markets. In January 1996 the Company acquired S.A. Jige International ("Jige"), a French manufacturer of wreckers and car carriers, and in April 1996 the Company acquired Boniface Engineering Limited ("Boniface"), a British manufacturer of towing and recovery equipment. There is no assurance that the Company will be able to successfully operate and expand its foreign operations. Furthermore, there is no assurance that the Company will be able to successfully expand sales outside of North America or compete in markets in which it is unfamiliar with cultural and business practices. The Company’s foreign operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions and currency translations, changing political conditions and governmental regulations.

Risks Of Entering New Lines Of Business. The Company’s growth strategy includes vertically integrating within the towing and recovery industry through a combination of acquisitions and internal growth. Implementation of its growth strategy has resulted in the Company’s entry into several new lines of business. Historically, the Company’s expertise has been in the manufacture of towing and recovery equipment and the Company had no prior operating experience in the lines of business it recently entered. Commencing during fiscal 1997, the Company entered three new lines of business through the acquisition of towing and recovery equipment distributors and towing service companies, and the establishment of the Company’s Financial Services Group. The Company’s operation of these businesses is subject to all of the risks inherent in the establishment of a new business enterprise. Such acquisitions present the additional risk that newly-acquired businesses could be viewed as being in competition with other customers of the Company. Although the new businesses are closely related to the Company’s towing and recovery equipment manufacturing business, the Company has experienced difficulties and unexpected expenses establishing and operating these new businesses, and may continue to experience such difficulties and expenses.

Cyclical Nature Of Industry, General Economic Conditions And Weather. The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on the Company’s operations, as has been the case during the current general economic downturn. The industry is also influenced by consumer confidence and general credit availability, and by weather conditions.

Fluctuations In Price And Supply Of Materials And Component Parts. The Company is dependent upon outside suppliers for its raw material needs and other purchased component parts and, therefore, is subject to price increases and delays in receiving supplies of such materials and component parts. There can be no assurance that the Company will be able to pass any price increase on to its customers. Although the Company believes that sources of its materials and component parts will continue to be adequate to meet its requirements and that alternative sources are available, events beyond the Company’s control could have an adverse effect on the cost or availability of such materials and component parts. Additionally, demand for the Company’s products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are typically purchased separately by the Company’s distributors or by towing operators and are sometimes supplied by the Company.

Competition. The towing and recovery equipment manufacturing industry is highly competitive. Competition for sales exists at both the distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price. In addition, sales of the Company’s products are affected by the market for used towing and recovery equipment. Certain of the Company’s competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company. Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, therefore the Company’s towing services operations will face continued competition from many operators across the country. The Company’s presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company. The Company may also face significant competition from large competitors as it enters other new lines of business, including equipment distribution and financial services.

Dependence On Proprietary Technology. Historically, the Company has been able to develop or acquire patented and other proprietary product innovations which have allowed it to produce what management believes to be technologically advanced products relative to most of its competition. Certain of the Company’s patents expire in 2004 at which time the Company may not have a continuing competitive advantage through proprietary products and technology. In addition, pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, the Company is required to offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all tow truck and car carrier manufacturers. The Company’s historical market position has been a result, in part, of its continuous efforts to develop new products. The Company’s future success and ability to maintain market share will depend, to an extent, on new product development.

Labor Availability. The timely production of the Company’s wreckers and car carriers requires an adequate supply of skilled labor. In addition, the operating costs of each manufacturing and towing service facility can be adversely affected by high turnover in skilled positions. Accordingly, the Company’s ability to increase sales, productivity and net earnings will be limited to a degree by its ability to employ the skilled laborers necessary to meet the Company’s requirements. There can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to efficiently operate its facilities.

The Company’s Common Stock May be Delisted from The New York Stock Exchange if the Company Does Not Maintain Certain Listing Standards. During much of the third and fourth quarters of fiscal 2001 and the current quarter of fiscal 2002, the price of the Company’s common stock has closed at or below $1.00 per share. The rules of the New York Stock Exchange require, among other things, that the Company’s common stock maintain a minimum thirty day average closing price of $1.00 per share. The New York Stock Exchange has notified the Company that if the Company’s common stock does not regain compliance with the minimum thirty day average closing price requirement, the Company will be subject to delisting procedures. This minimum thirty day average closing price requirement is the only listing requirement that the Company does not currently satisfy. The Company was required to submit a plan to the NYSE for regaining compliance with the minimum closing price requirement, which the Company submitted in July 2001. The Company’s plan, which has been accepted by the NYSE, requires the Company to seek shareholder approval of a reverse stock split of its common stock. In light of the general market conditions, and the Company’s own recent stock price volatility specifically, there is no assurance that the average closing price for the Company’s common stock will not remain below the $1.00 per share requirement. The Company intends to seek the approval of its shareholders to effect a reverse stock split to increase the price per share of its common stock. There is no assurance that this proposal will be approved by the Company’s shareholders or that if it is approved the average closing price of the stock will increase to more than $1.00 per share or remain above that level. If the Company’s common stock is delisted from the New York Stock Exchange, an active trading market for its common stock may no longer exist, and the ability of shareholders to buy and sell shares of the Company’s common stock may be materially impaired. In addition, the delisting of the Company’s stock could adversely affect the Company’s ability to enter into future equity financing transactions.

Dependence On Key Management. The success of the Company is highly dependent on the continued services of the Company’s management team. The loss of services of one or more key members of the Company’s senior management team could have a material adverse effect on the Company.

Automobile And Product Liability Insurance. The Company is subject to various claims, including automobile and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company’s business. The Company maintains reserves and liability insurance coverage at levels based upon commercial norms and the Company’s historical claims experience. A successful product liability or other claim brought against the Company in excess of its insurance coverage or the inability of the Company to acquire insurance at commercially reasonable rates could have a material adverse effect upon the Company’s business, operating results and financial condition.

Volatility Of Market Price. From time to time, there may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company, changes in earnings estimated by analysts, changes in general conditions in the Company’s industry or the economy or the financial markets or other developments affecting the Company could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Control By Principal Shareholder. William G. Miller, the Chairman of the Company, beneficially owns approximately 16% of the outstanding shares of Common Stock. Accordingly, Mr. Miller has the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

Anti-Takeover Provisions Of Charter And Bylaws; Preferred Stock. The Company’s Charter and Bylaws contain restrictions that may discourage other persons from attempting to acquire control of the Company, including, without limitation, prohibitions on shareholder action by written consent and advance notice requirements respecting amendments to certain provisions of the Company’s Charter and Bylaws. In addition, the Company’s Charter authorizes the issuance of up to 5,000,000 shares of preferred stock. The rights and preferences for any series of preferred stock may be set by the Board of Directors, in its sole discretion and without shareholder approval, and the rights and preferences of any such preferred stock may be superior to those of Common Stock and thus may adversely affect the rights of holders of Common Stock.

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

The Company’s products are sold primarily through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim and the Middle East. As a result of its ownership of Jige in France and Boniface in the United Kingdom, the Company has substantial distribution capabilities in Europe. While most of the Company’s distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of the Company’s independent distributors sell the Company’s products on an exclusive basis. In addition to selling the Company’s products to towing operators, the distributors provide parts and service. The Company also has independent sales representatives that exclusively market the Company’s products and provide expertise and sales assistance to distributors. Management believes the strength of the Company’s distribution network and the breadth of its product offerings are two key advantages over its competitors.

Product Line

The Company manufactures a broad line of wrecker and car carrier bodies to meet a full range of customer design, capacity and cost requirements. The products are marketed under the Century, Vulcan, Challenger, Holmes, Champion, Chevron, Eagle, Jige, and Boniface brand names.

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 70-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers. In addition, certain light duty wreckers are equipped with the patented "Express" and "Eagle Claw" automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

The Company’s wreckers range in capacity from 8 to 70 tons, and are characterized as light duty and heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty. Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy duty wreckers are used in commercial towing and recovery applications including overturned tractor trailers, buses, motor homes and other vehicles.

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

Century®. The Century brand is the Company’s “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from the 8-ton light duty to the 70-ton heavy duty models and car carriers in lengths from 17½ to 26 feet. Management believes that the Century brand has a reputation as the industry’s leading product innovator.

Vulcan®. The Company’s Vulcan product line includes a range of premium light and heavy duty wreckers, car carriers and other towing and recovery equipment. The Vulcan line is operated autonomously with its own independent distribution network.

Challenger®. The Company’s Challenger products compete with the Century and Vulcan products and constitute a third premium product line. Challenger products consist of light to heavy duty wreckers with capacities ranging from 8 to 70 tons, and car carriers with lengths ranging from 17½ to 26 feet. The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

Holmes®. The Company’s Holmes product line includes mid-priced wreckers with 8 to 16 ton capacities and car carriers in 17½ to 21 foot lengths. The Holmes wrecker was first produced in 1916. The Holmes name has been the most well-recognized and leading industry brand both domestically and internationally through most of this century.

Champion®. The Champion brand, which was introduced in 1991, includes car carriers which range in length from 17½ to 21 feet. The Champion product line, which is generally lower-priced, allows the Company to offer a full line of car carriers at various competitive price points. In 1993, the Champion line was expanded to include a line of economy tow trucks with integrated boom and underlift.

Chevron™. The Company’s Chevron product line is comprised primarily of premium car carriers. Chevron produces a range of premium single-car, multi-car and industrial carriers, light duty wreckers and other towing and recovery equipment. The Chevron line is operated autonomously with its own independent distribution network that focuses on the salvage industry.

Eagle®. The Company’s Eagle products consist of light duty wreckers with a patented “Eagle Claw” hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The “Eagle Claw” hook-up system, which was patented in 1984, was originally developed for the repossession market. Since acquiring Eagle, the Company has upgraded the quality and features of the Eagle product line and expanded its recovery capability. The Eagle line is now gaining increased popularity in the broader towing and recovery vehicle market.

Jige™. The Company’s Jige product line is comprised of a broad line of light and heavy duty wreckers and car carriers marketed primarily in Europe. Jige is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities.

Boniface™. The Company’s Boniface product line is comprised primarily of heavy duty wreckers marketed primarily in Europe. Boniface produces a wide range of heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

The Company’s Holmes and Century brand names are associated with four of the major innovations in the industry: the rapid reverse winch, the tow sling, the hydraulic lifting mechanism, and the underlift with parallel linkage and L-arms. The Company’s engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, the Company focuses on developing or licensing new technology for its products.

Manufacturing Process

The Company manufactures wreckers and car carriers at six manufacturing facilities located in the United States, France and England. The manufacturing process for the Company’s products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker or car carrier body. Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by the Company from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by the Company or shipped by common carrier to a distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted by the Company with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors. To the extent final painting is required before delivery, the Company contracts with independent paint shops for such services.

The Company purchases raw materials and component parts from a number of sources. Although the Company has no long-term supply contracts, management believes the Company has good relationships with its primary suppliers. The Company has experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of its production schedules. Management believes that the materials used in the production of the Company’s products are available at competitive prices from an adequate number of alternative suppliers. Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on the Company’s business.

Towing and Recovery Equipment Sales and Distribution

The Company’s distribution group owns ten towing and recovery equipment distributors located in California, Colorado, Florida, Georgia, Illinois, Indiana and Missouri and in British Columbia and Ontario, Canada. The owned distributors market the Company’s products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors. The Company does not currently intend to purchase any additional distributors. The Company-owned distributors generally do not compete in the same geographic markets as the Company’s independent distributors.

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

The Company’s sales force, which services the Company’s distribution network, consists of 27 sales representatives, 21 of whom are Company employees whose responsibilities include providing administrative and sales support to the entire distributor base. The remaining 6 sales representatives are independent contractors who market the Company’s products exclusively. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of the Company’s products and to maintain customer relationships.

The Company has developed a diverse customer base consisting of approximately 175 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the fiscal year ended April 30, 2001, no single distributor accounted for more than 5% of the Company’s sales. Management believes the Company’s broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company’s sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA "24 Hours at Daytona," Molson Indy, the Brickyard, and the Indy 500 races, among others.

The Company routinely responds to requests for proposals or bid invitations in consultation with its local distributors. The Company’s products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. The Company intends to continue to pursue government contracting opportunities.

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

Financial Services

The Company’s Financial Services Group provides financial services to towing and recovery equipment distributors and towing service companies. The Company offers floor plan financing to distributors and purchase and lease financing to towing service operators. In addition to financing services, the Financial Services Group now provides extended warranties and related services to purchasers of the Company’s products.

The Company has business relationships with various retail financing institutions (the "Lenders") to jointly market financing of the Company’s products. As part of these relationships, the Company, through its owned and independent distributors, originates lease and loan financing for its end-consumers, and the Lenders provide the financing and servicing of the leases and loans. In return for the Company’s marketing activities, the Lenders pay a fee based on amounts financed.

The Company expects to capitalize on its strong existing relationships with its distributors and their customers and its reputation for reliable service to develop the Financial Services Group.

Product Warranties and Insurance

The Company offers a 12-month limited manufacturer’s product and service warranty on its wrecker and car carrier products. The Company’s warranty generally provides for repair or replacement of failed parts or components. Warranty service is usually performed by the Company or an authorized distributor. Management believes that the Company maintains adequate general liability and product liability insurance.

Backlog

The Company produces virtually all of its products to order. The Company’s backlog is based upon customer purchase orders that the Company believes are firm. The level of backlog at any particular time, however, is not an appropriate indicator of the future operating performance of the Company. Certain purchase orders are subject to cancellation by the customer upon notification. Given the Company’s production and delivery schedules management believes that the current backlog represents less than three months of production.

Competition

The towing and recovery equipment manufacturing industry is highly competitive for sales to distributors and towing operators. Management believes that competition in the towing and recovery equipment industry is a function of product quality and innovation, reputation, technology, customer service, product availability and price. The Company competes on the basis of each of these criteria, with an emphasis on product quality and innovation and customer service. Management also believes that a manufacturer’s relationship with distributors is a key component of success in the industry. Accordingly, the Company has invested substantial resources and management time in building and maintaining strong relationships with distributors. Management also believes that the Company’s products are regarded as high quality within their particular price points. The Company’s marketing strategy is to continue to compete primarily on the basis of quality and reputation rather than solely on the basis of price, and to continue to target the growing group of professional towing operators who as end-users recognize the quality of the Company’s products.

Traditionally, the capital requirements for entry into the towing and recovery manufacturing industry have been relatively low. Management believes a manufacturer’s capital resources and access to technological improvements have become a more integral component of success in recent years. Accordingly, management believes that the Company’s ownership of patents on certain of the industry’s leading technologies has given it a competitive advantage. Certain of the Company’s competitors may have greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company.

Employees

At April 30, 2001, the Company employed approximately 1,043 people in its towing and recovery equipment manufacturing and distribution operations. None of the Company’s employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government’s employment regulations. The Company considers its employee relations to be good.

TOWING SERVICES - ROADONE

In February 1997, the Company formed its towing services division, RoadOne, to begin building a national towing service network. RoadOne has become a leading towing service company with operations at over 150 locations in 23 states. RoadOne’s corporate offices are located in Ooltewah, Tennessee.

The Company’s strategy is to build brand loyalty among towing service customers by emphasizing consistently high quality and dependable service from multiple locations throughout a broad geographic area. The Company intends to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider.

Services Provided

Services provided by RoadOne include towing and recovery and specialized transportation services. RoadOne’s towing and recovery services primarily involve providing road-side assistance to disabled vehicles which allows such vehicles to proceed under their own power, or towing disabled or abandoned vehicles to a location designated by the customer. RoadOne derives revenue from towing and recovery services based on distance, time or fixed charges and from storage services based on daily fees. These services are primarily provided to commercial entities, such as fleet operators, automobile dealers, repair shops, automobile leasing companies, and automobile auction companies; public entities such as municipalities, police, sheriff and highway patrol departments, colleges and universities, and toll-road departments; motor clubs; and individual motorists.

 RoadOne conducts lien and salvage sales of certain vehicles in conjunction with its towing and recovery services. RoadOne also provides limited environmental clean-up services in some areas.

RoadOne’s specialized transportation services primarily involve transporting new and used vehicles, construction equipment and industrial equipment. RoadOne derives revenue from transport services based on distance, time or fixed charges. These services are primarily provided to automobile leasing companies, automobile auction companies, automobile dealers, fleet operators, construction companies, and industrial manufacturers.

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

Affiliate Program

In order to offer a nationwide towing service, the Company has established an affiliate program under which independent professional towers who meet the Company’s criteria provide towing services under the RoadOne name as "affiliates." RoadOne affiliated companies offered many of the benefits of owned companies, such as product rebates, lower costs for financing and insurance, quantity buying advantages, national marketing strength and driver training. As of July 23, 2001, the Company had over 2,600 signed agreements with RoadOne affiliates in all 50 states, Puerto Rico and six provinces in Canada.

Competition

Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States. The Company believes that having towing service operations in may locations will foster brand loyalty among towing service customers through an emphasis on consistently high quality and dependable service from multiple locations over a broad geographic area. The Company expects to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider. However, the size of the towing service industry will mean that the Company’s operations will face continued competition from many operators across the country. These operators could be consolidated by other companies, individuals or entities, or they could enter into affiliate relationships with other companies. In addition, the Company’s presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company.

Employees

At April 30, 2001, the Company employed approximately 2,135 people at RoadOne. None of the Company’s RoadOne employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

PATENTS AND TRADEMARKS

The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in mid-year 2004. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that utilization of such devices without a license is an infringement of the Company’s patents. The Company has successfully litigated infringement lawsuits in which the validity of the Company’s patents on this technology was upheld, and successfully settled other lawsuits. The Company also holds a number of other utility and design patents covering other products, including the “Eagle-Claw” hook up system, the Vulcan “scoop” wheel-retainer and the car carrier anti-tilt device. The Company has also obtained the rights to use and develop certain technologies owned or patented by others. Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, the Company is required to offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all tow truck and car carrier manufacturers.

The Company’s trademarks "Century," "Holmes," "Champion, "Challenger," "Formula I," "Eagle Claw Self-Loading Wheellift," "Pro Star," "Street Runner," "Vulcan," and "RoadOne" among others, are registered with the United States Patent and Trademark Office. Management believes that the Company’s trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

The Company’s operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The costs of complying with environmental protection laws and regulations has not had a material adverse impact on the Company’s financial condition or results of operations in the past and is not expected to have a material adverse impact in the future.

The Company is also subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the description of warranties on products. The description and substance of the Company’s warranties are also subject to a variety of federal and state laws and regulations applicable to the manufacturing of vehicle components. Management believes that continued compliance with various government regulations will not materially affect the operations of the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with the Company

William G. Miller	54	Chairman of the Board

Jeffrey I. Badgley	49	President, Chief Executive Officer and Director

Frank Madonia	52	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	50	Vice President, Chief Financial Officer and President of Financial Services Group

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

J. Vincent Mish is a certified public accountant and has served as Chief Financial Officer and Treasurer of the Company since June 1999, a position he also held from April 1994 through September 1996. He also has served as President of the Financial Services Group since September 1996 and as a Vice President of the Company since April 1994. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee, Georgia and Michigan Certified Public Accountant societies.

ITEM 2.          PROPERTIES

The Company operates four manufacturing facilities in the United States. The facilities are located in (i) Ooltewah, Tennessee, (ii) Hermitage, Pennsylvania, (iii) Mercer, Pennsylvania, and (iv) Greeneville, Tennessee. The Ooltewah plant, containing approximately 242,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, which was acquired in December 1997, contains approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 102,000 square feet, primarily produces car carriers.

The Company operates two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 100,000 square feet, and one in Norfolk, England, which contains approximately 30,000 square feet.

Management believes that its existing manufacturing facilities will allow the Company to meet anticipated demand for its products.

In connection with its towing service companies, the Company has acquired or entered into leases for property at over 150 locations in 23 states. These facilities are utilized as offices for administrative and dispatch operations, garages for repair and upkeep of towing vehicles, and lots for storage and impounding of towed cars. RoadOne’s corporate offices are housed in the manufacturing plant in Ooltewah, Tennessee.

ITEM 3.          LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MLR." The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 1999 through April 30, 2001.

	High	Low
Fiscal Year Ended April 30, 2000
First Quarter	$ 5.88	$ 2.75
Second Quarter	$ 3.25	$ 2.06
Third Quarter	$ 3.75	$ 1.75
Fourth Quarter	$ 5.13	$ 2.88
Fiscal Year Ended April 30, 2001
First Quarter	$ 3.88	$ 1.25
Second Quarter	$ 2.00	$ 0.88
Third Quarter	$ 1.75	$ 0.44
Fourth Quarter	$ 1.50	$ 0.70

The approximate number of holders of record and beneficial owners of Common Stock as of July 24, 2001 was 1,874 and 10,000, respectively.

The Company has never declared cash dividends on the Common Stock. The Company intends to retain its earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company’s financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of dividends by the Company is restricted by its revolving credit facility.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and with the Company’s Consolidated Financial Statements and Notes thereto. The selected consolidated financial data for the years ended April 30, 1997, 1998, 1999, 2000 and 2001 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended April 30,
	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$ 495,462	$ 582,129	$ 526,195	$ 397,513	$ 292,456
Costs and expenses:
Costs of operations	422,944	489,986	435,691	319,453	238,625
Selling, general, and administrative expenses	65,392	81,669	75,081	49,410	30,192
Special charges(1)	-	82,896	-	4,100	-
Interest expense, net	16,734	14,029	10,945	3,699	682

Total costs and expenses	505,070	668,580	521,717	376,662	269,499

(Loss) income before income taxes	(9,608)	(86,451)	4,478	20,851	22,957
Income taxes	(3,174)	(13,308)	2,272	8,186	8,436

Net (loss) income	$ (6,434)	$ (73,143)	$ 2,206	$ 12,665	$ 14,521

Basic net (loss) income per common share:	$ (0.14)	$ (1.57)	$ 0.05	$ 0.28	$ 0.37

Weighted average common shares outstanding	46,709	46,694	46,338	44,559	39,565

Diluted net (loss) income per common share:	$ (0.14)	$ (1.57)	$ 0.05	$ 0.27	$ 0.35

Weighted average common & potential dilutive shares outstanding	46,709	46,694	47,266	46,201	41,454

Balance Sheet Data (at period end):
Working capital	$ 91,314	$ 103,801	$ 121,449	$ 104,774	$ 61,980
Total assets	281,287	323,694	392,480	329,730	215,297
Long-term obligations, less current portion	99,121	119,319	133,850	95,778	11,282
Common shareholders’ equity (deficit)	106,533	113,821	187,303	180,236	138,783

  Special charges include asset impairment charges of $76,855 and costs for the rationalization of the towing services segment of $6,041 in fiscal 2000.
  Basic and diluted net income per common share and the weighted average number of common and potential dilutive common shares outstanding are computed after giving retroactive effect to the 2-for-1 stock split effected on September 30, 1996 and the 3-for-2 stock split effected on December 30, 1996.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

Under the Company’s accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers. While the Company manufactures only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, the Company sometimes purchases the truck chassis for resale to its customers. Sales of Company-purchased truck chassis are included in net sales. Margins are substantially lower on completed recovery vehicles containing Company-purchased chassis because the markup over the cost of the chassis is nominal. Revenue from Company owned distributors is recorded at the time equipment is shipped to customers or services are rendered. The towing services division recognizes revenue at the time services are performed.

The Company’s net sales have historically been lower in its first quarter when compared to the prior quarter due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year. The Company’s net sales have historically been relatively stronger in its fourth quarter due in part to sales made at the largest towing and recovery equipment trade show.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

	Years Ended April 30,

	2001	2000	1999

Towing and Recovery Equipment Segment
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	87.2%	86.4%	86.6%
Selling, general, and administrative	9.3%	8.9%	9.1%
Special charges	0.0%	2.1%	0.0%
Interest expense, net	3.0%	2.0%	1.5%

Total costs and expenses	99.5%	99.4%	97.2%

Income before income taxes	0.5%	0.6%	2.8%

Towing Services Segment
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	82.3%	80.4%	75.7%
Selling, general, and administrative	19.9%	23.3%	24.1%
Special charges	0.0%	36.1%	0.0%
Interest expense, net	4.1%	3.0%	3.0%

Total costs and expenses	106.3%	142.8%	102.8%

Income (loss) before income taxes	(6.3%)	(42.8%)	(2.8%)

Year Ended April 30, 2001 Compared to Year Ended April 30, 2000

Net sales for the year ended April 30, 2001 decreased 14.9% to $495.5 million from $582.1 million for the comparable period in 2000. Net sales in the towing and recovery equipment segment decreased 16.3% to $313.2 million from $374.2 million for the comparable period in 2000 as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales in the towing services segment decreased 12.4% to $182.3 million from $207.9 million for the comparable period in 2000 due primarily to the disposition of 11 underperforming markets during fiscal 2001, as well as declines in revenues of certain other underperforming markets.

Costs of operations for the Company as a percentage of net sales increased to 85.4% for the year ended April 30, 2001 compared to 84.2% for the comparable prior year. In the towing and recovery equipment segment, costs of operations as a percentage of sales increased from 86.4% to 87.2%. The increase as a percentage of net sales was primarily the result of declines in sales volume as discussed above. In the towing services segment, costs of operations as a percentage of net sales increased to 82.3% for the year ended April 30, 2001 from 80.4% for the comparable prior period. The increase as a percentage of net sales is due to declines in revenue coupled with increased labor and fuel cost. The increase was offset partially by a reduction in insurance costs due to favorable claims and a return of premium.

Selling, general, and administrative costs decreased 19.9% to $65.4 million from $81.7 million for the comparable period of fiscal 2000. In the towing and recovery equipment segment, selling, general, and administrative expenses for fiscal 2001 decreased 12.9% to $29.0 million from $33.3 million in fiscal 2000. As a percentage of sales these costs increased slightly from 8.9% in fiscal 2000 to 9.3% in fiscal 2001. In the towing services segment, selling, general, and administrative expenses for the year ended April 30, 2001 decreased 24.9% to $36.3 million from $48.4 million. As a percentage of sales these costs decreased from 23.3% in 2000 to 19.9% in 2001. The decrease as a percentage of sales is primarily the result of company-wide cost reduction efforts implemented in late fiscal 2000 and the first quarter of fiscal 2001.

During the second quarter of fiscal 2000, the Company recorded special charges of $6.0 million for the further rationalization of its towing services operations. These charges include the cost of early termination of certain employment contracts and facility leases, as well as losses on the disposal of certain excess equipment and other property-related charges.

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. As a result of such review during the fourth quarter of fiscal 2000, the Company concluded that projected cash flows from certain Company towing services markets and certain equipment distributors were not fully recoverable. Accordingly, the Company recorded one-time, non-cash impairment charges of $69.1 million and $7.7 million in its towing services and towing and recovery equipment segments, respectively.

Net interest expense increased $2.7 million to $16.7 from $14.0 million for fiscal 2000 primarily due to higher interest rates on the Company’s line of credit facility.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was (33.0%) for fiscal 2001 and (15.4)% for fiscal 2000. The difference is due primarily to the impact of lower earnings and impairment charges related to non-deductible goodwill.

The towing services segment reported an operating loss for the fiscal year of $3.9 million compared to a loss of $7.6 million, before impairment and other special charges, the previous fiscal year.  The loss was due to the results of operations in underperforming markets prior to their disposition.  During fiscal 2001 the Company continued its efforts to reduce expenses in this segment.  As part of these efforts, the Company disposed of 11 markets during fiscal 2001 and one market segment subsequent to April 30, 2001.  The Company continues to investigate financial alternatives with respect to the overall towing services segment to enhance shareholder value.

Year Ended April 30, 2000 Compared to Year Ended April 30, 1999

Net sales for the year ended April 30, 2000 increased 10.6% to $582.1 million from $526.2 for the comparable period in 1999. Net sales in the towing and recovery equipment segment increased 9.2% to $374.2 million from $342.7 million for the comparable period in 1999. The increase in net sales was primarily the result of higher unit sales of chassis and wreckers. Sales of new products, including multi-car carriers and slide axle trailers, also contributed to the increase in sales for this segment. Net sales in the towing services segment increased 13.3% to $207.9 million from $183.5 million for the comparable period in 1999. The increase in net sales was primarily the result of (i) the inclusion of a full year of sales of towing services companies acquired in fiscal 1999, and (ii) the inclusion since the acquisition dates in fiscal 2000 of sales from towing services companies acquired via purchase transactions.

Costs of operations for the Company as a percentage of net sales increased to 84.2% for the year ended April 30, 2000 compared to 82.8% for the comparable prior year. In the towing and recovery equipment segment, costs of operations as a percentage of net sales decreased slightly from 86.6% to 86.4%. In the towing services segment, costs of operations as a percentage of net sales increased to 80.4% for the year ended April 30, 2000 from 75.7% for the comparable prior period. Increases were due to increased labor costs of the towing operations along with associated benefits costs, and increased fuel and other vehicle costs.

Selling, general, and administrative costs increased 8.8% to $81.7 million from $75.1 million for the comparable period of fiscal 1999. In the towing and recovery equipment segment, selling, general, and administrative expenses for fiscal 2000 increased 7.4% to $33.3 million from $31.0 million in fiscal 1999 primarily due to higher sales volume. As a percentage of net sales these costs decreased slightly from 9.1% in fiscal 1999 to 8.9% in fiscal 2000. In the towing services segment, selling, general, and administrative expenses for the year ended April 30, 2000 increased 9.8% to $48.4 million from $44.1 million due to an increased revenue base. As a percentage of net sales these costs decreased from 24.1% in 1999 to 23.3% in 2000. The decrease as a percentage of net sales is primarily the result of cost reduction efforts on a segment-wide basis.

During the second quarter of fiscal 2000, the Company recorded special charges of $6.0 million for the further rationalization of its towing services operations. These charges include the cost of early termination of certain employment contracts and facility leases, as well as losses on the disposal of certain excess equipment and other property-related charges.

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing and recovery equipment segments to determine if the carrying value of such assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. In the fourth quarter of fiscal 2000, the Company began a review of strategic alternatives for its towing services operations including the possible disposal of its operations in certain markets. In connection with this review, the Company performed an evaluation of the carrying value of its long-lived assets, including goodwill. This evaluation indicated that projected undiscounted cash flows in certain of the Company's towing services markets and certain towing and recovery equipment were not sufficient to fully recover the carrying value of its goodwill and certain other long-lived assets related to such operations. Accordingly, the Company recorded one-time, non-cash impairment charges of $69.1 million and $7.7 million in its towing services and towing and recovery equipment segments, respectively.

Net interest expense increased $3.1 million to $14.0 from $10.9 million for fiscal 1999 primarily due to higher interest rates on the Company’s line of credit facility.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The effective rate of the provision for income taxes was (15.4)% for fiscal 2000 and 50.7% for fiscal 1999. The difference is due primarily to the impact of lower earnings and impairment charges related to non-deductible goodwill.

The towing services segment reported an operating loss before impairment and other special charges of $7.6 million for the fiscal year, compared with operating income of $0.4 million in the prior fiscal year. This loss was primarily due to continued poor performance in a portion of this segment’s markets, as well as an increase in certain costs of operating, most significantly fuel expenses. The Company  accelerated its efforts to aggressively reduce expenses in its towing services segment at the corporate level, as well as in the field. The Company also considered all alternatives to bring its underperforming towing services markets to an acceptable level of profitability, including the possible disposition of certain such assets. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

 LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are for working capital, debt service, and capital expenditures. The Company has financed its operations and growth from internally generated funds and debt financing and, since August 1994, in part from the proceeds from its initial public offering and its subsequent public offerings completed in January 1996 and November 1996. The net proceeds of the public offerings were used to repay long-term debt, including that of acquired companies, redeem cumulative preferred stock of a wholly owned subsidiary, increase working capital, provide funds for capital expenditures, acquisition of businesses, and other general corporate purposes.

Cash provided by operating activities was $21.9 million for the year ended April 30, 2001 as compared to $8.5 million for the comparable period of 2000. The cash provided by operating activities in fiscal 2001 was primarily the result of decreases in accounts receivable and inventories, as well as cash generated from operations in fiscal 2001.

Cash provided by investing activities was $8.3 million for the year ended April 30, 2001 compared to $7.6 million used in investing activities for the comparable period in 2000. The cash provided by investing activities was primarily from the sales of equipment, businesses and other long-term assets in the Company’s towing services segment.

Cash used in financing activities was $29.1 million for the year ended April 30, 2001 compared to $4.0 million for the year ended April 30, 2000. The cash was primarily used to reduce long-term debt obligations of $26.0 million.

At April 30, 2001, the Company had a credit facility of $119.0 million (the “Credit Facility”), which consists of a revolving credit facility of $100.0 million and $19.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At the end of fiscal 2001, $100.0 million was outstanding under the Credit Facility. Under the terms of the Credit Facility agreement, total availability is based on a formula of eligible accounts receivable, inventory, and fixed assets.

Borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin that varies from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company’s debt to earnings before income taxes, depreciation, and amortization (9.21% at April 30, 2001). Borrowings under the term loan bear interest at LIBOR plus 8.00% (12.46% at April 30, 2001). The Company is required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

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

The Credit Facility requires that there be certain mandatory prepayments of the Credit Facility and reductions of the revolving credit facility if the Company or any of its subsidiaries make certain asset dispositions, debt offerings or equity offerings. The Credit Facility also requires that the Company retain a financial advisor, which it engaged during the second quarter of fiscal 2001, to advise in the evaluation of possible sales of assets.

In July 2001, the Company entered into a new four year senior secured credit facility with a syndicate of lenders to replace the Credit Facility. As a part of this agreement, the Credit Facility was reduced with proceeds from the new senior facility and amended to provide for a $14.0 million subordinated secured facility. The new senior facility consists of a $102.0 million revolving credit facility and an $8.0 million term loan. Availability under the revolving credit facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles. Borrowings under the term loan are secured by the Company’s property, plant and equipment. The Company is required to make monthly amortization payments on the term loan of $167,000. The senior facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.00% on the term portion.

The new senior credit facility matures in July, 2005 and is secured by substantially all the assets of the Company. The new credit facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The new senior credit facility also contains requirements related to weekly and monthly collateral reporting.

The new subordinated secured facility is by its terms expressly subordinated only to the new senior secured credit facility. The subordinated credit facility matures in July, 2003 and bears interest at 6.0% over the prime rate. The Company is required to make quarterly amortization payments on the term loan of $875,000 beginning not later than May, 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit. The subordinated facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The facility contains requirements for certain fees to be paid at six month intervals beginning in January, 2002 based on the outstanding balance of the facility at the time. The facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July, 2002 and up to an additional 1.5% in July, 2003. The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated facility is reduced.

The new subordinated secured credit facility contains requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

On July 25, 2001, the Company borrowed $85.0 million under the new senior credit facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan) and $14.0 million under the subordinated secured facility. The proceeds of these borrowings were used to repay amounts outstanding under the Credit Facility in their entirety.

The Company’s board of directors has approved a share repurchase plan under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2001 subject to the approval of the Company’s lenders. All shares purchased under the plan during fiscal 1999 (500,000 shares at a cost of $2.3 million) were reissued as consideration for towing services companies acquired prior to April 30, 1999. No shares were repurchased in fiscal 2000 or fiscal 2001.

Recent Accounting Pronouncements

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As the Company does not have any derivative instruments as of April 30, 2001, there will be no impact of adoption at the Company’s effective date of May 1, 2001.

In September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. EITF 00-10 is effective for fiscal year 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The Company classifies shipping and handling costs billed to the customer as revenues and costs incurred related to shipping and handling as cost of sales, which is in accordance with the consensus in EITF 00-10.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations" and SFAS No. 142 “Goodwill and Other Inangible Assets" (collectively the “Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company will not early adopt these standards, thus there will be no financial statement impact on fiscal year 2002. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2003 would decrease annual amortization expense by approximately $1.5 million through the elimination of goodwill amortization. However, the Company has not yet determined the impact of the new goodwill impairment standards.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings “PROPOSAL 1: ELECTION OF DIRECTORS" and “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference.

For purposes of determining the aggregate market value of the Registrant’s voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

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

(a)          The following documents are filed as part of this Report:

1.                Financial Statements

2.            Financial Statement Schedules

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report

Report of Independent Public Accountants	S-1
Schedule II - Valuation and Qualifying Accounts	S-2

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3.            Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter of the Registrant (composite conformed copy)	-	10-K	April 30, 1998	3.1
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7
10.5	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11
10.20	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.21	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.22	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.23	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1
10.24	Form of Incentive Stock Option Agreement**	33-79430	S-1	August 1994	10.2
10.25	Miller Industries, Inc. Cash Bonus Plan**	33-79430	S-1	August 1994	10.3
10.26	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.27	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5
10.28	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.29	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.30	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37
10.31	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38
10.32	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39
10.33	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40
10.34	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10
10.35	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.37
10.36	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.38

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.37	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.39
10.40	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10
10.41	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1
10.42	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3
10.50	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4
10.51	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6
10.60	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001*
10.61	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.62	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001*
10.70	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001*
10.71	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001*
10.72	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001*
10.73	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001*
10.74	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001*
10.75	Warrant Agreement dated July 23, 2001*
21	Subsidiaries of the Registrant*
23	Consent of Arthur Andersen LLP*
24	Power of Attorney (see signature page)*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)       None.

(c)       The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

(d)       The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

Index to Financial Statements

Report of Independent Public Accountants	F-2

Consolidated Balance Sheets April 30, 2001 And 2000	F-3

Consolidated Statements of Operations
For the Years Ended April 30, 2001, 2000, And 1999	F-4

Consolidated Statements of Shareholders' Equity
For the Years Ended April 30, 2001, 2000, And 1999	F-5

Consolidated Statements of Cash Flows
For the Years Ended April 30, 2001, 2000, And 1999	F-6

Notes To Consolidated Financial Statements
April 30, 2001 and 2000	F-7

Report of Independent Public Accountants
As To Schedule II - Valuation And Qualifying Accounts	S-1

Schedule II - Valuation And Qualifying Accounts	S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Miller Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. (a Tennessee corporation) AND Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Chattanooga, Tennessee

July 25, 2001

MILLER INDUSTRIES, INC. AND SUSBIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2001 AND 2000

(In thousands, except share data)

ASSETS	2001	2000	LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and temporary investments	$ 6,627	$ 5,990	Current portion of long-term obligations	$ 7,213	$ 15,949
Accounts receivable, net of allowance for doubtful	75,104	90,437	Accounts payable	43,064	46,177
accounts of $2,853 and			Accrued liabilities and other	25,356	28,428
$6,509 in 2001 and 2000,
respectively			Total current liabilities	75,633	90,554
Inventories, net	67,835	83,604
Deferred income taxes	5,371	5,879
Prepaid expenses and other	12,010	8,445	LONG-TERM OBLIGATIONS, less current portion	99,121	119,319

Total current assets	166,947	194,355
			COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 8 and 10)
PROPERTY, PLANT, AND EQUIPMENT, net	58,564	70,284
			SHAREHOLDERS' EQUITY:
			Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
GOODWILL, net	46,736	49,530	Common stock, $.01 par value; 100,000,000 shares authorized, 46,708,767 and 46,707,135 shares issued and outstanding at 2001 and 2000, respectively	467	467
			Additional paid-in capital	144,714	144,707
PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net	834	1,009	Accumulated deficit	(36,509)	(30,075)
			Accumulated other comprehensive loss	(2,139)	(1,278)

OTHER ASSETS	8,206	8,516	Total shareholders' equity	106,533	113,821

	$281,287	$323,694		$281,287	$323,694

The accompanying notes are an integral part of these consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999

(In thousands, except per share data)

	2001	2000	1999

NET SALES	$ 495,462	$ 582,129	$ 526,195

COSTS AND EXPENSES:
Costs of operations	422,944	489,986	435,691
Selling, general, and administrative expenses	65,392	81,669	75,081
Special charges	0	82,896	0
Interest expense, net	16,734	14,029	10,945

Total costs and expenses	505,070	668,580	521,717

(LOSS) INCOME BEFORE INCOME TAXES	(9,608)	(86,451)	4,478

INCOME TAX (BENEFIT) PROVISION	(3,174)	(13,308)	2,272

NET (LOSS) INCOME	$ (6,434)	$ (73,143)	$ 2,206

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.14)	$(1.57)	$0.05

Diluted	$(0.14)	$(1.57)	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,709	46,694	46,338

Diluted	46,709	46,694	47,266

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED April 30, 2001, 2000, AND 1999
(In thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

BALANCE, April 30, 1998	$ 459	$ 139,480	$ 40,862	$ (565)	$ 180,236

Comprehensive income:
Net income	0	0	2,206	0	2,206
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(274)	(274)

Comprehensive income	0	0	2,206	(274)	1,932
Exercise of stock options	1	93	0	0	94
Issuance of 1,242,167 common shares in acquisitions	12	7,368	0	0	7,380
Repurchase of 500,000 common shares	(5)	(2,334)	0	0	(2,339)

BALANCE, April 30, 1999	467	144,607	43,068	(839)	187,303

Comprehensive loss:
Net loss	0	0	(73,143)	0	(73,143)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(439)	(439)

Comprehensive loss	0	0	(73,143)	(439)	(73,582)
Exercise of stock options	0	100	0	0	100

BALANCE, April 30, 2000	467	144,707	(30,075)	(1,278)	113,821

Comprehensive loss:
Net loss	0	0	(6,434)	0	(6,434)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(861)	(861)

Comprehensive loss	0	0	(6,434)	(861)	(7,295)
Exercise of stock options	0	7	0	0	7

BALANCE, April 30, 2001	$ 467	$ 144,714	$(36,509)	$(2,139)	$106,533

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999

(In thousands)

	2001	2000	1999

OPERATING ACTIVITIES:
Net (loss) income	$(6,434)	$ (73,143)	$ 2,206
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,556	17,793	15,500
Asset impairment charges	0	76,855	0
Gain on disposals of property, plant, and equipment	(543)	(713)	(837)
Gain on disposal of other long-term assets	(357)	0	0
Deferred income tax (benefit) provision	(1,202)	(12,730)	5,054
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	14,712	(10,741)	(10,181)
Inventories	15,032	(6,378)	(6,209)
Prepaid expenses and other	(3,678)	3,580	(9,706)
Other assets	(1,997)	(59)	0
Accounts payable	(3,647)	2,184	12,554
Accrued liabilities and other	(3,571)	11,872	(4,906)

Net cash provided by operating activities	21,871	8,520	3,475

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	0	(2,413)	(19,867)
Purchases of property, plant, and equipment	(3,622)	(8,612)	(18,998)
Proceeds from sale of property, plant, and equipment	3,161	3,328	6,606
Proceeds from sale of other long-term assets	3,371	0	0
Proceeds from sale of businesses	5,186	0	0
Payments received on notes receivable	314	86	272
Other	(129)	0	0

Net cash provided by (used in) investing activities	8,281	(7,611)	(31,987)

FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit	(26,000)	1,000	40,000
Payments on long-term obligations	(3,168)	(5,194)	(7,579)
Borrowings under long-term obligations	0	43	405
Repurchase of common stock	0	0	(2,339)
Proceeds from exercise of stock options	7	100	94

Net cash (used in) provided by financing activities	(29,161)	(4,051)	30,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(354)	(199)	(105)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	637	(3,341)	1,964
CASH AND TEMPORARY INVESTMENTS, beginning of year	5,990	9,331	7,367

CASH AND TEMPORARY INVESTMENTS, end of year	$ 6,627	$ 5,990	$ 9,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$13,981	$ 13,254	$ 10,433

Cash payments for income taxes	$ 690	$ 2,094	$ 5,011

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2001

1.       ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) is an integrated provider of vehicle towing and recovery equipment, systems and services. The principal markets for the towing and recovery equipment are independent distributors and users of towing and recovery equipment located primarily throughout the United States, Canada, Europe, Asia, and the Middle East. The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron. The truck chassis on which towing and recovery equipment are installed are either purchased by Miller or provided by customers.

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

Inventories

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at April 30, 2001 and 2000 consisted of the following (in thousands):

	2001	2000

Chassis	$ 8,650	$15,757
Raw materials	14,133	16,226
Work in process	10,544	14,487
Finished goods	34,508	37,134

	$67,835	$83,604

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax reporting purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Expenditures related to major overhauls and refurbishments of towing services equipment that extend the related useful lives are capitalized. Internal labor is used in certain capital projects.

Property, plant, and equipment at April 30, 2001 and 2000 consisted of the following (in thousands):

	2001	2000

Land	$ 4,052	$ 4,311
Buildings and improvements	22,444	22,656
Machinery and equipment	58,256	75,320
Furniture and fixtures	9,724	10,224
Software costs	4,707	4,368
Construction in progress	0	591

	99,183	117,470
Less accumulated depreciation	(40,619)	(47,186)

	$58,564	$ 70,284

The Company recognized $9,684,000, $13,898,000, and $12,565,000 in depreciation expense in 2001, 2000, and 1999, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 900,000 potential dilutive common shares for the year ended April 30, 1999. Diluted net income per share for fiscal 2001 and 2000 does not assume exercise of any stock options as the effect would be anti-dilutive.

Goodwill and Long-Lived Assets

Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. The Company periodically evaluates goodwill and long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 requires the carrying value of long-lived assets and certain intangibles be reviewed for impairment when events or circumstances exist that indicate the carrying amount of the related assets may not be recoverable. Accumulated amortization of goodwill was $4,550,000 and $3,073,000 at April 30, 2001 and 2000, respectively. Amortization expense for 2001, 2000, and 1999 was $1,556,000, $2,791,000, and $2,476,000, respectively.

During the fourth quarter of fiscal 2000, the Company wrote-off goodwill and long-lived assets of $7,737,000 associated with the towing and recovery equipment segment, and $69,118,000 associated with the towing services segment in accordance with SFAS No. 121 (see Note 4). Management believes its long-lived assets are appropriately valued following the impairment charges discussed in Note 4.

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets at April 30, 2001 and 2000 was $961,000 and $788,000, respectively. Amortization expense for 2001, 2000, and 1999 was $173,000, $134,000 and $152,000, respectively.

Deferred Financing Costs

Deferred financing costs are included in other assets and are amortized over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at April 30, 2001 and 2000 was $2,968,000 and $841,000 respectively.  Amortization expense for 2001, 2000, and 1999 was $2,127,000, $961,000, and $287,000 respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at April 30, 2001 and 2000 (in thousands):

	2001	2000

Accrued wages, commissions, bonuses, and benefits	$12,665	$13,013
Accrued income taxes	635	182
Accrued rationalization charges	2,023	4,459
Other	10,033	10,774

	$25,356	$28,428

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for 2001, 2000, and 1999 was $2,126,000, $2,079,000, and $1,719,000, respectively.

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

Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  As the Company does not have any derivative instruments as of April 30, 2001, there will be no impact of adoption at the Company’s effective date of May 1, 2001.

In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs".  EITF 00-10 is effective for fiscal year 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The Company classifies shipping and handling costs billed to the customer as revenues and costs incurred related to shipping and handling as cost of sales, which is in accordance with the consensus in EITF 00-10.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001.  Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized,  and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company will not early adopt these standards, thus there will be no financial statement impact in fiscal year 2002.  Based on the current levels of goodwill, the adoption of the Standards in fiscal 2003 would decrease annual amortization expense by approximately $1.5 million through the elimination of goodwill amortization.  However, the Company has not yet determined the impact of the new goodwill impairment standards.

Reclassifications

Certain reclassifications have been made to prior years’ financial information to conform with the 2001 presentation.

3.       BUSINESS COMBINATIONS

All businesses acquired through April 30, 2001 which were accounted for under the purchase method of accounting are included in the accompanying consolidated financial statements from the dates of acquisition. Any excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired has been recognized as a component of goodwill in the accompanying consolidated financial statements.

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

The following unaudited pro forma summary combines the results of operations of all 1999 purchase combinations and the Company as if these combinations had occurred at the beginning of fiscal 1999, after giving effect to certain adjustments, including amortization of intangible assets and related income tax effects. The pro forma effect of the fiscal 2000 acquisitions is not material. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and these acquisitions had constituted a single entity during these periods (in thousands, except per share data).

1999
	As Reported	Pro Forma (Unaudited)

Net sales	$526,195	$542,167

Net income
	$ 2,206	$ 3,957

Diluted net income per share
	$ 0.05	$ 0.08

4.       SPECIAL CHARGES AND DISPOSITIONS OF TOWING SERVICES ASSETS

During fiscal 2000, the Company recorded special charges for asset impairments and the rationalization of certain operations, as follows (in thousands):

Impairment of goodwill	$ 55,509
Impairment of other long-lived assets	21,346
Rationalization of operations	6,041
$ 82,896

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax, special charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At April 30, 2001, execution of the rationalization plan was complete and approximately $4,018,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements and facility leases.

The Company periodically reviews the carrying amount of long-lived assets and goodwill in both its towing services and towing equipment segments to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. As a result of such review during the fourth quarter of fiscal 2000, the Company concluded that the carrying value of such assets in certain towing services markets and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

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

In fiscal 2001, the Company continued its efforts to reduce expenses in the towing services segment.  As a part of these efforts, the Company disposed of assets in 11 markets during fiscal 2001. Total proceeds from these sales were approximately $5,186,000. No significant gains or losses were realized upon the sale of these assets. Subsequent to April 30, 2001, the Company sold assets in one additional underperforming market, as well as certain other fixed assets, for proceeds of approximately $471,000. The Company continues to investigate financial alternatives with respect to the overall towing services segment.

5.       LONG-TERM OBLIGATIONS AND LINE OF CREDIT

Long-Term Obligations

Long-term obligations consisted of the following at April 30, 2001 and 2000 (in thousands):

	2001	2000

Outstanding borrowings under line of credit	$100,000	$126,000

Mortgage notes payable, weighted average interest rate of 5.61%,
payable in monthly installments, maturing 2003 to 2011	2,568	2,909

Equipment notes payable, weighted average interest rate of 12.51%,
payable in monthly installments, maturing 2002 to 2005	926	3,083

Other notes payable	2,840	3,276

	106,334	135,268
Less current portion	(7,213)	(15,949)

	$ 99,121	$119,319

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Line of Credit

At April 30, 2001, the Company had a credit facility of $119.0 million (the "Credit Facility"), which consists of a revolving credit facility of $100.0 million and $19.0 million of borrowings under a term loan. The Credit Facility is used for working capital and other general corporate purposes. At the end of fiscal 2001, $100.0 million was outstanding under the Credit Facility. Under the terms of the Credit Facility agreement, total availability is based on a formula of eligible accounts receivable, inventory, and fixed assets.

Borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin that varies from 2.50% to 4.75% based on a pricing grid that is a function of the ratio of the Company’s debt to earnings before income taxes, depreciation, and amortization (9.21% at April 30, 2001). Borrowings under the term loan bear interest at LIBOR plus 8.00% (12.46% at April 30, 2001). The Company is required to pay certain fees on the unused portion of the credit facility and the outstanding balance of the term loan.

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

The Credit Facility requires that there be certain mandatory prepayments of the Credit Facility and reductions of the revolving credit facility if the Company or any of its subsidiaries make certain asset dispositions, debt offerings or equity offerings. The Credit Facility also requires that the Company retain a financial advisor, which it engaged during the second quarter of fiscal 2001, to advise in the evaluation of possible sales of assets.

In July 2001, the Company entered into a new four year senior secured credit facility with a syndicate of lenders to replace the Credit Facility. As a part of this agreement, the Credit Facility was reduced with proceeds from the new senior facility and amended to provide for a $14.0 million subordinated secured facility. The new senior facility consists of a $102.0 million revolving credit facility and an $8.0 million term loan. Availability under the revolving credit facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles. Borrowings under the term loan are secured by the Company’s property, plant and equipment.  The Company is required to make monthly amortization payments on the term loan of  $167,000. The senior facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.00% on the term portion.

The new senior credit facility matures in July, 2005 and is secured by substantially all the assets of the Company. The new credit facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisition, distributions and transfers and sales of assets. The new senior credit facility also contains requirements related to weekly and monthly collateral reporting.

The new subordinated secured facility is by its terms expressly subordinated only to the new senior secured credit facility. The subordinated credit facility matures in July, 2003 and bears interest at 6.0% over the prime rate. The Company is required to make quarterly amortization payments on the term loan of $875,000 beginning not later than May, 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit. The subordinated facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The facility contains requirements for certain fees to be paid at six month intervals beginning in January, 2002 based on the outstanding balance of the facility at the time. The facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July, 2002 and up to an additional 1.5% in July, 2003. The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated facility is reduced.

The new subordinated secured credit facility contains requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

On July 25, 2001, the Company borrowed $85.0 million under the new senior credit facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan) and $14.0 million under the subordinated secured facility. The proceeds of these borrowings were used to repay amounts outstanding under the Credit Facility in their entirety.

After adjustment for the terms of the new senior secured credit agreement and the subordinated secured facility, future maturities of long-term obligations at April 30, 2001 are as follows (in thousands):

2002	$ 7,213
2003	8,230
2004	13,165
2005	2,372
2006	74,681
Thereafter	673

6.       Stock-based compensation plans

In accordance with the Company's stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at April 30, 2001 and 2000 were approximately 1.6 million and 0.5 million, respectively.

A summary of the activity of stock options during 2001, 2000, and 1999 is presented below (shares in thousands):

	2001		2000		1999

	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding at Beginning of Year	5,062	$6.53	5,166	$7.43	4,146	$ 7.97
Granted	498	1.22	800	2.92	1,238	6.44
Exercised	(3)	2.33	(39)	2.55	(34)	2.48
Forfeited	(1,602)	9.44	(865)	8.74	(184)	11.18

Outstanding at End of Year	3,955	$4.68	5,062	$6.53	5,166	$ 7.43

Options exercisable at year end	2,947	$5.16	3,337	$6.55	2,683	$ 6.18

Weighted average fair value of options granted		$0.72		$1.90		$ 3.15

A summary of options outstanding under the Company's stock-based compensation plans at April 30, 2001 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable

$ 0.63	-	$ 3.50	1,934	$ 2.07	6.0	1,258	$ 2.31
3.78	-	5.48	911	4.07	5.3	787	4.06
5.75	-	7.75	530	6.98	6.7	357	6.94
8.79	-	12.88	397	11.10	5.5	391	11.11
$ 13.50	-	$16.81	183	$14.82	6.2	154	$14.84

Total			3,955	$ 4.68	5.9	2,947	$ 5.16

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000, and 1999, respectively: expected dividend yield of 0%; expected volatility of 71%, 59%, and 52%; risk-free interest rate of 6.10%, 6.13%, and 5.23%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in 2001, 2000, and 1999 is approximately $300,000, $1,259,000, and $3,255,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for 2001, 2000, and 1999 stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	2001	2000	1999

Net (loss) income (in thousands):
As reported	$(6,434)	$(73,143)	$2,206
Pro forma	(8,217)	(75,739)	(614)
Basic net (loss) income per share:
As reported	$(0.14)	$ (1.57)	$0.05
Pro forma	(0.18)	(1.62)	(0.01)
Diluted net (loss) income per share:
As reported	$(0.14)	$ (1.57)	$0.05
Pro forma	(0.18)	(1.62)	(0.01)

7.       LEASE COMMITMENTS

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases was $13,753,000, $14,612,000, and $11,633,000, for 2001, 2000, and 1999, respectively.

At April 30, 2001, future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows (in thousands):

2002	$10,156
2003	7,486
2004	4,550
2005	3,212
2006	1,917

8.       LITIGATION

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

The (benefit) provision for income taxes consisted of the following for 2001, 2000, and 1999 (in thousands):

	2001	2000	1999

Current:
Federal	$(2,172)	$(2,550)	$(2,855)
State	0	1,400	(336)
Foreign	200	572	409

	(1,972)	(578)	(2,782)

Deferred:
Federal	$(899)	$(11,278)	4,498
State	(360)	(1,327)	529
Foreign	57	(125)	27

	(1,202)	(12,730)	5,054

	$(3,174)	$(13,308)	$2,272

The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 2001, 2000, and 1999 were as follows:

	2001	2000	1999

Federal statutory tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal tax benefit	0.0	0.0	4.0
Non-deductible goodwill amortization	3.7	16.3	17.2
Other	(2.7)	2.3	(4.5)

Effective tax rate	(33.0)%	(15.4)%	50.7%

Deferred income tax assets and liabilities for 2001 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at April 30, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred tax assets:
Allowance for doubtful accounts	$ 724	$ 1,020
Accruals and reserves	4,526	5,500
Net operating loss carry forward	12,482	7,884
Deductible goodwill impaired	948	2,296
Other	1,667	842

	20,347	17,542

Deferred tax liabilities:
Property, plant, and equipment	7,433	5,203
Other	2,386	3,013

Total deferred tax liabilities	9,819	8,216

Net deferred tax asset	$10,528	$ 9,326

10.    SALE OF FINANCE RECEIVABLES

In April 1997, the Company entered into an agreement to sell certain finance receivables to a third party leasing company for $24,596,000. An additional $3,861,000 was sold in October 1997. The resulting gain on these sales did not have a material impact on the Company's consolidated financial statements.

The agreement contingently obligates the Company to indemnify the leasing company for any losses it incurs up to specified amounts in the event the lessee defaults. The Company believes that any equipment returned as a result of lessee defaults could be sold to third parties at amounts approximating the debt obligations under the leases. The Company's aggregate potential liability under the agreement as of April 30, 2001 and 2000 was $301,000 and $1,542,000, respectively. Management believes its reserves for such recourse provisions are adequate to cover its exposures under the agreement.

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

These plans provide that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over a period of five years. Company contributions to the plans were not significant in 2001, 2000, and 1999.

13.     STOCK REPURCHASE PLAN

The Company’s board of directors approved a share repurchase plan that commenced during fiscal 1998 under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2001. All shares purchased under the plan during fiscal 1999 (500,000 shares at a cost of $2.3 million) were reissued as consideration for towing service companies acquired prior to April 30, 1999. No shares were repurchased during fiscal 2001 and 2000.

14.     SEGMENT INFORMATION

The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The accounting policies of the reportable segments are the same as those described in Note 2. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting performance. The Company measures the performance of its operating segments based on net sales, operating income, and profit or loss before taxes. Income taxes are managed on a Company-wide basis.

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

	(In Thousands)
2001
Net sales-external	$313,207	$182,255	$ 0	$495,462
Net sales-intersegment	746	0	(746)	0
Depreciation and amortization	4,747	6,686	0	11,433
Operating income (loss)	11,017	(3,945)	54	7,126
Interest expense, net	9,252	7,482	0	16,734
Income (loss) before income taxes	1,765	(11,427)	54	(9,608)
Capital expenditures	1,604	2,018	0	3,622
Total Assets	248,886	96,332	(63,931)	281,287

2000
Net sales-external	$374,187	$207,942	$ 0	$582,129
Net sales-intersegment	385	0	(385)	0
Depreciation and amortization	4,082	12,750	0	16,832
Asset impairments and other non-recurring charges	7,737	75,159	0	82,896
Operating income (loss)	10,356	(82,728)	(50)	(72,422)
Interest expense, net	7,821	6,208	0	14,029
Income (loss) before income taxes	2,534	(88,935)	(50)	(86,451)
Capital expenditures	4,108	4,504	0	8,612
Total assets	271,300	112,040	(59,646)	323,694

1999
Net sales-external	$342,651	$183,544	$ 0	$ 526,195
Net sales-intersegment	4,850	0	(4,850)	0
Depreciation and amortization	3,566	11,647	0	15,213
Operating income	15,417	430	(424)	15,423
Interest (income) expense, net	5,439	5,506	0	10,945
Income (loss) before income taxes	9,977	(5,075)	(424)	4,478
Capital expenditures	7,170	11,828	0	18,998
Total assets	257,959	187,084	(52,563)	392,480

Total net sales to foreign countries were not significant in 2001, 2000, and 1999. Total assets located in foreign countries were not significant at April 30, 2001, 2000, and 1999.

15.    QUARTERLY FINANCIAL INFORMATION (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended April 30, 2001 and 2000 (in thousands, except per share data):

	Net Sales	Operating Income		Net Income (Loss)		Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share

Year ended April 30, 2001:
First quarter	127,152	$ 794		$ (2,094)		$(0.04)	$(0.04)
Second quarter	129,680	1,905		(1,830)		(0.04)	(0.04)
Third quarter	119,197	2,474		(1,325)		(0.03)	(0.03)
Fourth quarter	119,433	1,953		(1,185)		(0.03)	(0.03)

Total	$495,462	$ 7,126		$ (6,434)		$(0.14)	$(0.14)

Year ended April 30, 2000:
First quarter	$134,445	$ 5,378		$ 1,444		$ 0.03	$ 0.03
Second quarter	148,889	1,005	(a)	(1,151)	(a)	(0.02)	(0.02)
Third quarter	146,368	2,521		(904)		(0.02)	(0.02)
Fourth quarter	152,427	(81,326)	(b)	(72,532)	(b)	(1.56)	(1.56)

Total	$582,129	$(72,422)		$ (73,143)		$(1.57)	$(1.57)

    The fiscal 2000 second quarter results reflect a special charge of approximately $6,041,000 related to the rationalization of operations in the Company’s towing services segment (see Note 4).

  The fiscal 2000 fourth quarter results reflect asset impairments and other special charges totaling $76,855,000 as discussed in Note 4.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

AS TO SCHEDULE II -

VALUATION AND QUALIFYING ACCOUNTS

To Miller Industries, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Miller Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated July 25, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR  ANDERSEN LLP

 /s/ Arthur Andersen LLP

Chattanooga, Tennessee
July 25, 2001

S-1

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other	Accounts Written Off	Balance at End of Period

	(In Thousands)
Year ended April 30, 1999: Deduction from asset accounts: Allowance for doubtful accounts	$2,117	2,123	175(a)	(713)	$3,702

Year ended April 30, 2000: Deduction from asset accounts: Allowance for doubtful accounts	$3,702	4,956	59(a)	(2,208)	$6,509

Year ended April 30, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$6,509	3,845	(265)(b)	(7,236)	$2,853

  The other addition to the allowance for doubtful accounts results from the acquisitions in fiscal 1999 and 2000 which were accounted for under the purchase method of accounting.

  The other reduction to the allowance for doubtful accounts results from the dispositions of towing services markets in fiscal 2001.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July, 2001.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of July, 2001.

Signature	Title
/s/ William G. Miller William G. Miller	Chairman of the Board of Directors
/s/ Jeffrey I. Badgley Jeffrey I. Badgley	President, Chief Executive Officer and Director
/s/ J. Vince Mish J. Vincent Mish	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Russell Chandler, III A. Russell Chandler, III	Director
/s/ Paul E. Drack Paul E. Drack	Director
/s/ Richard H. Roberts Richard H. Roberts	Director

EXHIBIT INDEX

Exhibit	Description

10.60	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001

10.61	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001

10.62	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001

10.70	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001

10.71	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001

10.72	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001

10.73	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001

10.74	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001

10.75	Warrant Agreement dated July 23, 2001

21	Subsidiaries of the Registrant

23	Consent of Arthur Andersen LLP

24	Power of Attorney (see signature page)