Form 10-Q
period 2001-07-31
MILLER INDUSTRIES INC /TN/
filed 2001-09-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2001
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

YES  X                NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 2001 was 46,708,767.

INDEX

PART I.	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets -
		July 31, 2001 and April 30, 2001	3

		Condensed Consolidated Statements of Operations
		for the Three Months Ended July 31, 2001 and 2000	4

		Condensed Consolidated Statements of Cash Flows
		for the Three Months Ended July 31, 2001 and 2000	5

		Notes to Condensed Consolidated Financial
		Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	12

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES			16

PART 1.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

ASSETS

	July 31, 2001	April 30, 2001

CURRENT ASSETS:
Cash and temporary investments	$7,405	$6,627
Accounts receivable, net	71,662	75,104
Inventories	60,804	67,835
Deferred income taxes	5,361	5,371
Prepaid expenses and other	10,924	12,010

Total current assets	156,156	166,947

PROPERTY, PLANT, AND EQUIPMENT, net	56,634	58,564

GOODWILL, net	46,357	46,736

OTHER ASSETS, net	10,807	9,040

	$269,954	$281,287

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$3,477	$7,213
Accounts payable	40,100	43,064
Accrued liabilities and other	22,613	25,356

Total current liabilities	66,190	75,633

LONG-TERM DEBT, less current portion	99,912	99,121

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized
none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized;
46,708,767 shares issued and outstanding at July 31, 2001 and
April 30, 2001	467	467
Additional paid-in capital	144,714	144,714
Accumulated deficit	(39,057)	(36,509)
Accumulated other comprehensive loss	(2,272)	(2,139)

Total shareholders' equity	103,852	106,533

	$269,954	$281,287

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2001	2000

NET SALES	$116,945	$127,152

COSTS AND EXPENSES:
Costs of operations	101,435	108,320
Selling, general, and
administrative expenses	14,076	18,038
Interest expense, net	3,793	3,967

Total costs and expenses	119,304	130,325

LOSS BEFORE INCOME TAXES	(2,359)	(3,173)
INCOME TAX PROVISION (BENEFIT)	189	(1,079)

NET LOSS	$(2,548)	$(2,094)

NET LOSS PER COMMON SHARE:

Basic and Diluted	$(0.05)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	46,709	46,708

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(2,548)	$(2,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,593	3,586
Deferred income tax provision	6	9
Gain on disposals of property, plant, and equipment	(11)	(304)
Gain on disposal of other long-term asset	0	(357)
Changes in operating assets and liabilities:
Accounts receivable	2,041	10,602
Inventories	6,787	(1,780)
Prepaid expenses and other	1,056	(954)
Other assets	(153)	(643)
Accrued liabilities	(1,359)	3,858
Accounts payable	(2,001)	(7,044)

Net cash provided by operating activities	7,411	4,879

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(982)	(997)
Proceeds from sale of property, plant, and equipment	71	638
Proceeds from sale of other long-term asset	0	3,371
Proceeds from sale of businesses	404	0
Proceeds from payments of notes receivable	94	89

Net cash (used in) provided by investing activities	(413)	3,101

FINANCING ACTIVITIES:
Net borrowings under new credit facility	84,739	0
Borrowings under subordinated credit facility	14,000	0
Net payments under former credit facility	(100,000)	(3,000)
Repayment of long-term obligations	(1,648)	(587)
Additions to deferred financing costs	(3,296)	0
Proceeds from exercise of stock options	0	6

Net cash used in financing activities	(6,205)	(3,581)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(15)	81

NET INCREASE IN CASH AND TEMPORARY INVESTMENTS	778	4,480
CASH AND TEMPORARY INVESTMENTS, beginning of period	6,627	5,990

CASH AND TEMPORARY INVESTMENTS, end of period	$7,405	$10,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,040	$3,659

Cash payments for income taxes	$88	$230

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

2.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted average number of common and potential dilutive common shares outstanding. Diluted net loss per share for the three months ended July 31, 2001 and 2000 does not assume exercise of any stock options as the effect would be anti-dilutive.

3.	Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at July 31, 2001 and April 30, 2001 consisted of the following (in thousands):

	July 31, 2001	April 30, 2001
Chassis	$7,384	$8,650
Raw Materials	13,381	14,133
Work in process	9,923	10,544
Finished goods	30,116	34,508

	$60,804	$67,835

4.	Special Charges and Disposition of Towing Services Assets

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax special charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At July 31, 2001, execution of the rationalization plan was complete and approximately $4,556,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements.

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

In fiscal 2002, the Company continued efforts to reduce expenses in the towing services segment. As part of these efforts, the Company disposed of assets in one underperforming market, as well as certain assets in other markets, during the three months ended July 31, 2001. Total proceeds from these sales were approximately $471,000. No significant gains or losses were realized upon the sale of these assets.  The Company continues to investigate financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

5.	Long-Term Obligations

In July 2001, the Company entered into a new four year senior credit facility (the "Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the existing credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Credit Facility consists of a $102.0 million revolving credit facility and an $8.0 million term loan. At July 31, 2001, $98.7 million was outstanding under these obligations.

Availability under the revolving Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles. Borrowings under the term loan are secured by the Company’s property, plant, and equipment. The Company is required to make monthly amortization payments on the term loan of $167,000. The Credit Facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.0% on the term portion.

The Credit Facility matures in July 2005 and is secured by substantially all the assets of the Company. The Credit Facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Credit Facility also contains requirements related to weekly and monthly collateral reporting.

The subordinated secured facility is by its terms expressly subordinated only to the Credit Facility. The subordinated secured facility matures in July 2003 and bears interest at 6.0% over the prime rate. The Company is required to make quarterly amortization payments on the subordinated secured facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit. The subordinated secured facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The subordinated secured facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time. The subordinated secured facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July, 2003. The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated secured facility is reduced.

The subordinated secured credit facility contains, among other restrictions, requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

6.	Litigation

The Company is a party to litigation arising in the normal course of its business. The ultimate disposition of such matters cannot be determined presently, but, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the financial position or results of operations of the Company.

7.	Stock Repurchase Plan

The Company’s board of directors has approved a share repurchase plan under which the Company may repurchase up to 2,000,000 shares of its common stock from time to time until September 30, 2001 subject to the approval of the Company’s lenders. No shares have been repurchased under the plan during fiscal 2002 or 2001.

8.	Comprehensive Income

The Company has other comprehensive losses in the form of cumulative translation adjustments which resulted in total other comprehensive loss of approximately $133,000 and $120,000 for the three months ended July 31, 2001 and 2000, respectively.

9.	Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for the Company’s fiscal year beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. At the date of adoption and July 31, 2001, the Company had no derivative instruments.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company will not early adopt these standards, thus there will be no financial statement impact on fiscal year 2002. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2003 would decrease annual amortization expense by approximately $1.5 million through the elimination of goodwill amortization. However, the Company has not yet determined the impact of the new goodwill impairment standards.

10.	Segment Information

The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments for the three months ended July 31, 2001 and 2000 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended July 31, 2001
Net sales-external	$ 77,234	$ 39,711	$ -	$ 116,945
Net sales-internal	340	-	(340)	-
Operating income (loss)	1,831	(397)	-	1,434
Interest expense, net	1,555	2,238	-	3,793
Income (loss) before income taxes	276	(2,635)	-	(2,359)
Total assets	245,918	93,856	(69,820)	269,954

For the three months ended July 31, 2000
Net sales-external	$ 77,556	$ 49,596	$ -	$ 127,152
Net sales-internal	-	-	-	-
Operating income (loss)	2,461	(1,667)	-	794
Interest expense, net	2,092	1,875	-	3,967
Income (loss) before income taxes	369	(3,542)	-	(3,173)
Total assets	265,327	107,643	(58,222)	314,748

11.	Reclassifications

Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Towing Services Initiatives

In fiscal 2002, the Company continued its efforts to reduce expenses in the towing services segment. As part of these efforts, the Company disposed of assets in one underperforming market, as well as assets in certain other markets, during the three months ended July 31, 2001, for proceeds of approximately $471,000. No significant gains or losses were realized upon the sale of these assets.  The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

Results of Operations--Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

Net sales for the three months ended July 31, 2001, decreased 8.0% to $116.9 million from $127.2 million for the comparable period in 2000. Net sales in the towing and recovery equipment segment decreased 0.4% from $77.6 million to $77.2 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. The decrease was partially offset by higher unit sales of chassis due to the introduction of new model year trucks. Net sales in the towing services segment decreased 19.9% from $49.6 million to $39.7 million primarily due to the disposition of ten underperforming markets during fiscal 2001 and the first three months of fiscal 2002.

Costs of operations for the three months ended July 31, 2001, decreased 6.4% to $101.4 from $108.3 million for the comparable period in 2000. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 86.8% to 88.6%. The increase as a percentage of net sales was primarily due to declines in sales volume as discussed above. In the towing services segment, costs of operations as a percentage of net sales increased slightly from 83.0% to 83.1%.

Selling, general, and administrative expenses for the three months ended July 31, 2001, decreased 22.0% to $14.1 million from $18.0 million for the comparable period of 2000. The decrease was due primarily to the continued cost reduction efforts implemented in prior fiscal years.

Net interest expense decreased $0.2 million to $3.8 million for the three months ended July 31, 2001 from $4.0 million for the three months ended July 31, 2000, primarily due to decreases in the Company’s line of credit balance offset by higher rates overall during the quarter.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. The Company has not recorded any income tax benefit for losses incurred during the quarter end July 31, 2001. Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries. The effective rate of the provision for (benefit from) income taxes was 8.0% for the three months ended July 31, 2001 and (34.0)% for the three months ended July 31, 2000.

Liquidity and Capital Resources

Cash provided by operating activities was $7.4 million for the three months ended July 31, 2001 compared to $4.9 million for the comparable period of 2000. The cash provided by operating activities for the three months ended July 31, 2001 was primarily the result of decreases in inventory.

Cash used in investing activities was $0.4 million for the three months ended July 31, 2001 compared to $3.1 million provided by investing activities for the comparable period in 2000. The cash used in investing activities was primarily the result of capital expenditures in the towing services segment.

Cash used in financing activities was $6.2 million for the three months ended July 31, 2001 and $3.6 million for the comparable period in the prior year. The cash was used primarily to reduce borrowing under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

In July 2001, the Company entered into a new four year senior credit facility (the "Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the existing credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Credit Facility consists of a $102.0 million revolving credit facility and an $8.0 million term loan. At July 31, 2001, $98.7 million was outstanding under these obligations.

Availability under the Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles. Borrowings under the term loan are secured by the Company’s property, plant, and equipment. The Company is required to make monthly amortization payments on the term loan of $167,000. The Credit Facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.00% on the term portion.

The Credit Facility matures in July 2005 and is secured by substantially all the assets of the Company. The Credit Facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Credit Facility also contains requirements related to weekly and monthly collateral reporting.

The subordinated secured facility is by its terms expressly subordinated only to the Credit Facility. The subordinated secured credit facility matures in July 2003 and bears interest at 6.0% over the prime rate. The Company is required to make quarterly amortization payments on the subordinated secured facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit. The subordinated secured facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The subordinated secured facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time. The subordinated secured facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July 2003. The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated secured facility is reduced.

The subordinated secured credit facility contains, among other restrictions, requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Excluding the capital commitments set forth above, the Company has no other material capital commitments. The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the next fiscal year. No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company’s control.

PART II.       OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to litigation arising in the normal course of its business. The ultimate disposition of such matters cannot be determined presently, but, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits. – None

	(b)	Reports on Form 8-K – No reports on Form 8-K were filed by the Company during the first quarter of the fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Vice President and
Chief Financial Officer

Date: September 14, 2001