Form 10-Q
period 2001-10-31
MILLER INDUSTRIES INC /TN/
filed 2001-12-17
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2001
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

YES  X                NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 2001 was 9,341,436.

INDEX

PART I.	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets -
		October 31, 2001 and April 30, 2001	3

		Condensed Consolidated Statements of Operations
		for the Three and Six Months Ended October 31, 2001 and 2000	4

		Condensed Consolidated Statements of Cash Flows
		for the Six Months Ended October 31, 2001 and 2000	5

		Notes to Condensed Consolidated Financial
		Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	12

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES			17

PART 1.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

ASSETS
	October 31, 2001	April 30, 2001

CURRENT ASSETS:
Cash and temporary investments	$8,781	$6,627
Accounts receivable, net	73,602	75,104
Inventories	63,614	67,835
Deferred income taxes	5,361	5,371
Prepaid expenses and other	9,215	12,010

Total current assets	160,573	166,947

PROPERTY, PLANT, AND EQUIPMENT, net	54,761	58,564

GOODWILL, net	45,954	46,736

OTHER ASSETS, net	10,870	9,040

	$272,158	$281,287

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$6,221	$7,213
Accounts payable	44,721	43,064
Accrued liabilities and other	21,659	25,356

Total current liabilities	72,601	75,633

LONG-TERM DEBT, less current portion	95,412	99,121

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 9,341,436 shares issued and outstanding at October 31, 2001 and April 30, 2001	93	93
Additional paid-in capital	145,088	145,088
Accumulated deficit	(39,037)	(36,509)
Accumulated other comprehensive loss	(1,999)	(2,139)

Total shareholders' equity	104,145	106,533

	$272,158	$281,287

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended October 31,		Six Months Ended October 31,

	2001	2000	2001	2000

NET SALES:
Towing and Recovery Equipment	$76,624	$82,100	$153,859	$159,656
Towing Services	38,298	47,580	78,009	97,176

	114,922	129,680	231,868	256,832

COSTS AND EXPENSES:
Costs of operations:
Towing and Recovery Equipment	67,518	71,498	135,952	138,678
Towing Services	32,289	39,625	65,290	80,766

	99,807	111,123	201,242	219,444

Selling, general, and administrative expenses	12,802	16,652	26,880	34,689
Interest expense, net	2,202	4,663	5,994	8,629

Total costs and expenses	114,811	132,438	234,116	262,762

INCOME (LOSS) BEFORE INCOME TAXES	111	(2,758)	(2,248)	(5,930)
INCOME TAX PROVISION (BENEFIT)	90	(927)	280	(2,006)

NET INCOME (LOSS)	$21	$(1,831)	$(2,528)	$(3,924)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.20)	$(0.27)	$(0.42)

Diluted	$0.00	$(0.20)	$(0.27)	$(0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	9,341	9,341	9,341	9,341

Diluted	9,342	9,341	9,341	9,341

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended October 31,
	2001	2000

OPERATING ACTIVITIES:
Net loss	$(2,528)	$(3,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,559	6,806
Deferred income tax provision	14	119
Gain on disposals of property, plant, and equipment	(12)	(371)
Gain on disposal of other long-term asset	0	(357)
Changes in operating assets and liabilities:
Accounts receivable	408	14,496
Inventories	4,364	215
Prepaid expenses and other	1,072	(2,631)
Other assets	71	(1,021)
Accounts payable	1,784	(8,521)
Accrued liabilities	(946)	3,738

Net cash provided by operating activities	10,786	8,549

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,155)	(1,791)
Proceeds from sale of property, plant, and equipment	658	2,417
Proceeds from sale of other long-term asset	0	3,371
Proceeds from sale of businesses	1,077	0
Acquisition of businesses, net of cash acquired	0	(71)
Proceeds from payments of notes receivable	160	212

Net cash (used in) provided by investing activities	(260)	4,138

FINANCING ACTIVITIES:
Net borrowings under new credit facility	83,600	0
Borrowings under subordinated credit facility	14,000	0
Net payments under former credit facility	(100,000)	(7,000)
Repayment of long-term obligations	(2,688)	(1,700)
Additions to deferred financing costs	(3,209)	0
Proceeds from exercise of stock options	0	6

Net cash used in financing activities	(8,297)	(8,694)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(75)	(262)

NET INCREASE IN CASH AND TEMPORARY INVESTMENTS	2,154	3,731
CASH AND TEMPORARY INVESTMENTS, beginning of period	6,627	5,990

CASH AND TEMPORARY INVESTMENTS, end of period	$8,781	$9,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,597	$8,730

Cash payments for income taxes	$383	$349

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

On September 25, 2001, the Company announced that its Board of Directors had approved a change in the Company’s fiscal year from April 30 to December 31, effective December 31, 2001. The Company will file with the Securities and Exchange Commission a Form 10-K report for the eight-month period ended December 31, 2001 in March 2002 to effect the change.

2.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 1,000 potential dilutive common shares for the three months ended October 31, 2001. Diluted net loss per share for the three months ended October 30, 2000 and six months ended October 31, 2001 and 2000 does not assume exercise of any stock options as the effect would be anti-dilutive.

On October 1, 2001, the Company effected a one-for-five reverse common stock split. All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

3.	Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at October 31, 2001 and April 30, 2001 consisted of the following (in thousands):

	October 31, 2001	April 30, 2001
Chassis	$9,139	$8,650
Raw Materials	13,715	14,133
Work in process	10,178	10,544
Finished goods	30,582	34,508

	$63,614	$67,835

4.	Special Charges and Disposition of Towing Services Assets

During the second quarter of fiscal 2000, the Company announced plans to rationalize its towing services operations. The Company recorded pretax special charges of $6,041,000 for costs related to the rationalization. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At October 31, 2001, execution of the rationalization plan was complete and approximately $4,856,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements.

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

During the six months ended October 31, 2001, the Company continued efforts to reduce expenses in the towing services segment. As part of these efforts, the Company disposed of assets in two underperforming market, as well as certain assets in other markets. Total proceeds from these sales were approximately $1,447,000. No significant gains or losses were realized upon the sale of these assets. The Company continues to investigate financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

5.	Long-Term Obligations

In July 2001, the Company entered into a new four year senior credit facility (the "Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the existing credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Credit Facility consists of a $102.0 million revolving credit facility and an $8.0 million term loan. At October 31, 2001, $97.1 million was outstanding under these obligations.

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

7.	Income Taxes

As of October 31, 2001, the Company had net deferred tax assets of $10.9 million, including an income tax benefit of $0.6 million for the six months then ended. Management's assessment is that the character and nature of future taxable income may not allow the company to realize the certain tax benefits of net operating losses and tax credits within the prescribed carryforward period. Accordingly, a valuation allowance of $0.6 million has been recorded as of and for the six months ended October 31, 2001.

8.	Comprehensive Income

The Company has other comprehensive income (loss) in the form of cumulative translation adjustments which resulted in total other comprehensive income (loss) of approximately $273,000 and $(496,000) for the three months ended October 31, 2001 and 2000, respectively; and $140,000 and $(615,000) for the six months ended October 31, 2001 and 2000.

9.	Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for the Company's fiscal year beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. At the date of adoption and October 31, 2001, the Company had no material derivative instruments.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company will adopt these standards on January 1, 2002. However, the Company has not yet determined the impact of the new goodwill impairment standards.

10.	Segment Information

The Company operates in two principal operating segments: (i) towing and recovery equipment and (ii) towing services. The table below presents information about reported segments for the three and six months ended October 31, 2001 and 2000 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended October 31, 2001
Net sales-external	76,624	38,298	-	114,922
Net sales-internal	74	-	(74)	-
Operating income (loss)	2,526	(251)	38	2,313
Interest expense, net	1,421	781	-	2,202
Income (loss) before income taxes	1,105	(1,032)	38	111
Total assets	251,012	91,890	(70,744)	272,158

For the three months ended October 31, 2000
Net sales-external	82,100	47,580	-	129,680
Net sales-internal	-	-	-	-
Operating income (loss)	3,253	(1,348)	-	1,905
Interest expense, net	2,420	2,243	-	4,663
Income (loss) before income taxes	833	(3,591)	-	(2,758)
Total assets	261,852	101,749	(57,882)	305,719

For the six months ended October 31, 2001
Net sales-external	153,859	78,009	-	231,868
Net sales-internal	415	-	(415)	-
Operating income (loss)	4,353	(648)	41	3,746
Interest expense, net	2,975	3,019	-	5,994
Income (loss) before income taxes	1,378	(3,667)	41	(2,248)
Total assets	251,012	91,890	(70,744)	272,158

For the six months ended October 31, 2000
Net sales-external	159,656	97,176	-	256,832
Net sales-internal	-	-	-	-
Operating income (loss)	5,713	(3,014)	-	2,699
Interest expense, net	3,873	4,119	-	7,992
Income (loss) before income taxes	1,203	(7,133)	-	(5,930)
Total assets	261,852	101,749	(57,882)	305,719

11.	Reclassifications

Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Towing Services Initiatives

During the six months ended October 31, 2001, the Company continued its efforts to reduce expenses in the towing services segment. As part of these efforts, the Company disposed of assets in two underperforming markets, as well as assets in certain other markets for proceeds of approximately $1,447,000. No significant gains or losses were realized upon the sale of these assets. The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

Change in Fiscal Year

On September 25, 2001, the Company announced that its Board of Directors had approved a change in the Company’s fiscal year, from April 30 to December 31, effective December 31, 2001. The Company will file with the Securities and Exchange Commission a Form 10-K report for the eight month period ended December 31, 2001 in March 2002 to effect the change. The change to a December 31 fiscal year will enable the Company to report results on a conventional calendar basis beginning in 2002.

Results of Operations--Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

Net sales for the three months ended October 31, 2001, decreased 11.4% to $114.9 million from $129.7 million for the comparable period in 2000. Net sales in the towing and recovery equipment segment decreased 6.7% from $82.1 million to $76.6 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales in the towing services segment decreased 19.5% from $47.6 million to $38.3 million primarily due to the disposition of twelve underperforming markets during the fiscal year ended April 30, 2001 and during the current fiscal year.

Costs of operations for the three months ended October 31, 2001, decreased 10.2% to $99.8 from $111.1 million for the comparable period in 2000. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 87.1% to 88.1%. The increase as a percentage of net sales was primarily due to declines in sales volume as discussed above. In the towing services segment, costs of operations as a percentage of net sales increased from 83.3% to 84.3% primarily due to an increase in labor costs.

Selling, general, and administrative expenses for the three months ended October 31, 2001, decreased 23.1% to $12.8 million from $16.7 million for the comparable period of 2000. The decrease was due primarily to the continued cost reduction efforts implemented in prior fiscal years.

Net interest expense decreased $2.5 million to $2.2 million for the three months ended October 31, 2001 from $4.7 million for the three months ended October 31, 2000, primarily due to lower interest rates on the Company’s line of credit, which was refinanced in July 2001.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries. The effective rate of the provision for (benefit from) income taxes was 81.1% for the three months ended October 31, 2001 and (33.6)% for the three months ended October 31, 2000.

Results of Operations--Six Months Ended October 31, 2001 Compared to Six Months Ended October 31, 2000

Net sales for the six months ended October 31, 2001, decreased 9.7% to $231.9 million from $256.8 million for the comparable period in 2000. Net sales in the towing and recovery equipment segment decreased 3.6% from $159.7 million to $153.9 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers. Net sales in the towing services segment decreased 19.7% from $97.2 million to $78.0 million primarily due to the disposition of twelve underperforming markets during the fiscal year ended April 30, 2001and the six months ended October 31, 2001.

Costs of operations for the six months ended October 31, 2001, decreased 8.3% to $201.2 from $219.4 million for the comparable period in 2000. Costs of operations of the towing and recovery equipment segment increased as a percentage of net sales from 86.9% to 88.4%. The increase as a percentage of net sales was primarily due to declines in sales volume as discussed above. In the towing services segment, costs of operations as a percentage of net sales increased slightly from 83.1% to 83.7% primarily due to an increase in labor costs.

Selling, general, and administrative expenses for the six months ended October 31, 2001, decreased 22.5% to $26.9 million from $34.7 million for the comparable period of 2000. The decrease was due primarily to the continued cost reduction efforts implemented in prior fiscal years.

Net interest expense decreased $2.6 million to $6.0 million for the six months ended October 31, 2001 from $8.6 million for the six months ended October 31, 2000, primarily due to lower interest rates on the Company’s line of credit, which was refinanced in July 2001.

Income taxes are accounted for on a consolidated basis and are not allocated by segment. Tax expenses for the six months ended October 31, 2001 relate primarily to income taxes of foreign subsidiaries. The effective rate of the provision for (benefit from) income taxes was not meaningful for the six months ended October 31, 2001 and (33.8)% for the six months ended October 31, 2000.

As of October 31, 2001, the Company had net deferred tax assets of $10.9 million, including an income tax benefit of $0.6 million for the six months then ended.  Management's assessment is that the character and nature of future taxable income may not allow the company to realize the certain tax benefits of net operating losses and tax credits within the prescribed carryforward period.  Accordingly, a valuation allowance of $0.6 million has been recorded as of and for the six months ended October 31, 2001.

Liquidity and Capital Resources

Cash provided by operating activities was $10.8 million for the six months ended October 31, 2001 compared to $8.5 million for the comparable period of 2000. The cash provided by operating activities for the six months ended October 31, 2001 was primarily the result of decreases in inventory.

Cash used in investing activities was $0.3 million for the six months ended October 31, 2001 compared to $4.1 million provided by investing activities for the comparable period in 2000. The cash used in investing activities was primarily for the purchase of equipment in the towing services segment.

Cash used in financing activities was $8.2 million for the six months ended October 31, 2001 and $8.7 million for the comparable period in the prior year. The cash was used primarily to reduce borrowing under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

In July 2001, the Company entered into a new four year senior credit facility (the "Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the existing credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Credit Facility consists of a $102.0 million revolving credit facility and an $8.0 million term loan. At October 31, 2001, $97.1 million was outstanding under these obligations.

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

In connection with the Credit Facility, during the quarter ended October 31, 2001, the Company put in place derivative transactions that have no material impact on financial position or results of operations.

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

Item 4.            Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Monday, September 24, 2001 in Norcross, Georgia, at which the following matters were submitted to a vote of the shareholders:

  Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

	FOR	WITHHELD

Jeffrey I. Badgley	38,168,107	1,025,521
A. Russell Chandler III	38,172,434	1,021,194
Paul A. Drack	38,167,934	1,025,694
William G. Miller	38,163,514	1,030,114
Richard H. Roberts	38,170,824	1,022,804

  Votes cast for or against and the number of abstentions regarding the proposal to amend Article Eight of the Charter of the Company to authorize a reverse split of the shares of the Company Common Stock at a ratio of one-for-five were as follows:

For	36,849,631
Against	2,293,324
Abstained	50,673

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits. – None

	(b)	Reports on Form 8-K – The Registrant filed a report on Form 8-K on October 4, 2001 under Item 5 and Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Vice President and
Chief Financial Officer

Date: December 17, 2001