Form 10-KT
period 2001-12-31
MILLER INDUSTRIES INC /TN/
filed 2002-04-22
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

            From the transition period from April 30, 2001 to December 31, 2001

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  ☐

            The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 2002 was $19,242,934 based on the closing sale price of the Common Stock as reported by the New York Stock Exchange on such date.  See Item 12.

            At March 15, 2002 there were 9,341,436 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

TABLE OF CONTENTS
FORM 10-K TRANSITION REPORT

PART I
ITEM 1.
BUSINESS	1
ITEM 2.
PROPERTIES	15
ITEM 3.
LEGAL PROCEEDINGS	15
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	17
ITEM 6.
SELECTED FINANCIAL DATA	17
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	29
PART III
ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	29
ITEM 11.
EXECUTIVE COMPENSATION	29

i

ii

PART I

ITEM 1.           BUSINESS

GENERAL

            Miller Industries, Inc. (the “Company”) is the world’s leading integrated provider of vehicle towing and recovery equipment and services, with executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England.  The Company’s business is divided into two segments: (i) towing and recovery equipment and (ii) towing services.  The Company markets its towing and recovery equipment under several well-recognized brand names and markets its towing services under the national brand name RoadOne®.

            Since 1990 the Company has developed or acquired several of the most well-recognized brands in the fragmented towing and recovery equipment manufacturing industry.  The Company’s strategy has been to diversify its line of products and increase its market share in the industry through a combination of internal growth and development and acquisitions of complementary businesses.

            As a natural extension of its leading market position and strong brand name recognition in manufacturing, the Company has broadened its strategy to include vertical integration, with the goal of achieving operating efficiencies while becoming a leading worldwide manufacturer and distributor in the towing and recovery equipment industry.  The Company’s owned and independent distributors form a North American distribution network for towing and recovery equipment as well as other specialty truck equipment and components.

            In February 1997, the Company formed its towing services division, RoadOne.  RoadOne offers a broad range of towing and transportation services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, and transporting new and used vehicles and heavy construction equipment.  During the fourth quarter of fiscal 2000, the Company announced plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field.  Since that time, the Company has disposed of assets and operations in a number of underperforming markets.  The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.  At March 15, 2002, the Company was operating over 150 facilities serving 40 markets in 23 states, and had relationships with over 2,700 RoadOne affiliates.

INCLUSION OF FORWARD-LOOKING STATEMENTS

            Certain statements in this Annual Report, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, factors set forth below under the heading “Risk Factors,” and in particular, the risks associated with acquisitions, including, without limitation, the costs and difficulties related to the integration of the acquired businesses, and risks associated with the terms of the Company’s substantial indebtedness.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

            Risk Factors

            Risks Associated with Substantial Indebtedness.  As of February 28, 2002 the Company’s long-term debt (net of current portion) totaled approximately $93.2 million.  As a consequence of its level of indebtedness a substantial portion of the Company’s cash flow from operations must be dedicated to debt service requirements. The terms of the Company’s outstanding indebtedness govern the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. They also require the Company to meet certain financial tests and comply with certain other reporting, affirmative and negative covenants.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company's towing and recovery equipment segment and RoadOne segment, respectively.

          The Company was in violation of certain of the covenants under its credit facilities during the first quarter of 2002.  The Company negotiated certain amendments to the credit facilities that modified certain of the covenants contained therein, waived existing events of default and brought the Company back into compliance as of April 15, 2002.  In connection with the April 2002 amendments, the amounts available for borrowing under the portion of the facility related to the Company’s RoadOne assets will be reduced on approximately a quarterly basis beginning in August 2002, from $36.0 million at April 15, 2002, to $27.0 million at March 31, 2003, and with quarterly reductions of $3.0 million each quarter thereafter through maturity in July 2005.  The reductions in amounts available will require the Company to make mandatory prepayments of outstanding amounts to comply with the reduced availability.  To the extent that cash flow from operations and sales of RoadOne properties are not sufficient to satisfy these repayment obligations, the Company would be in default under its credit facilities.  In addition, the interest rate charged on outstanding amounts under the credit facilities will escalate at generally quarterly intervals from prime plus 2.75% at April 15, 2002, to prime plus 14.00% at April 1, 2005, based on amounts outstanding under the credit facilities.

            The Company may continue to have difficulties in the future complying with these covenants and in such event would have to seek additional waivers from its lenders.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.

            Demand for the Company’s equipment has been negatively impacted by cost pressures facing its customers.  Continuation of these pressures could impact the Company’s ability to service its debt.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.  The Company’s credit facilities include a junior secured facility with an aggregate principal amount outstanding of $14.0 million as of February 28, 2002.  The lenders under the junior secured facility are entitled to receive warrants to purchase shares of the Company’s Common Stock equal to up to 0.5% of the outstanding shares if the facility is not repaid by July 2002, and up to an additional 1.5% of the outstanding shares if the facility is not repaid by July 2003.  Such issuances would be dilutive to the Company’s other shareholders.

            If the Company were to fail to comply with the requirements under the credit facilities, such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the credit facility as well as other remedies.  Under these circumstances the Company could be required to find alternative funding sources, such as sale of assets or other financing sources.  If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company’s business and financial condition would be materially and adversely affected.  There is no assurance that the Company would be  able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.  For more information regarding the impact of the Company’s substantial indebtedness on the Company’s liquidity, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources,” and Notes 2 and 7 to the Company’s Consolidated Financial Statements for the transition period ended December 31, 2001.

            Risks Associated With Acquisitions; Difficulties In Integrating Operations And Achieving Cost Savings.  From 1996 to 1999, the Company pursued an aggressive acquisition strategy that involved the acquisition over 120 additional companies.  As a result, the Company’s success is dependent, in part, upon its ability to successfully integrate and manage such acquired businesses.  Acquisitions involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business.  To a certain extent, the Company has experienced each of these special risks in connection with some of its acquisitions, which has led to the selling of assets or closing of terminals in a number of underperforming markets, and continued difficulties in other markets.  There can be no assurance that any acquisitions will not have an adverse effect upon the Company’s operating results, particularly during periods in which the operations of acquired businesses are being integrated into the Company’s operations.

            The success of any business combination is in part dependent on management’s ability following the transaction to integrate operations, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings.  The challenges posed to the Company’s management are particularly significant because integrating the acquired companies must be addressed contemporaneously.  The Company has incurred significant expenses in connection with its towing services acquisitions, and has had difficulty realizing cost savings and managing operating costs.  There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved, if at all.

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

            Cyclical Nature Of Industry, General Economic Conditions And Weather.  The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates, insurance costs, and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on the Company’s operations, as has been the case during the current general economic downturn.  The industry is also influenced by consumer confidence and general credit availability, and by weather conditions, none of which is within the control of the Company.

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

            Competition.  The towing and recovery equipment manufacturing industry is highly competitive.  Competition for sales exists at both the distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price.  In addition, sales of the Company’s products are affected by the market for used towing and recovery equipment.  Certain of the Company’s competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company.  Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States, therefore the Company’s towing services operations will face continued competition from many operators across the country.  The Company’s presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company, which can negatively effect sales.  The Company may also face significant competition from large competitors as it enters other new lines of business, including equipment distribution and financial services.

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

            Labor Availability and Union Activity.  The timely production of the Company’s wreckers and car carriers requires an adequate supply of skilled labor.  In addition, the operating costs of each manufacturing and towing service facility can be adversely affected by high turnover in skilled positions.  Accordingly, the Company’s ability to increase sales, productivity and net earnings will be limited to a degree by its ability to employ the skilled laborers necessary to meet the Company’s requirements.  There can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to efficiently operate its facilities.  The United Auto Workers Union filed a representation petition with the National Labor Relations Board for the employees at the Company’s Ooltewah, Tennessee manufacturing plant.  A vote was held on such union representation on April 11, 2002.  There can be no assurance that the employees at the Ooltewah manufacturing plant or other Company employees may not choose to become unionized in the future.

            The Company’s Common Stock May be Delisted from The New York Stock Exchange if the Company Does Not Maintain Certain Listing Standards.  To remain listed on the New York Stock Exchange, the average closing price of the Company’s stock must not drop below $1.00 per share for 30 days or more.  The Company’s common stock price was below $1.00 per share for an extended period during 2001 and the common stock was in danger of being delisted.  A one-for-five reverse stock split was effected on October 1, 2001, and the price of the common stock has not been below $2.10 since that time.  If the Company’s common stock were to be delisted from the New York Stock Exchange, an active trading market for its common stock would likely no longer exist, and the ability of shareholders to buy and sell shares of the Company’s common stock would be materially impaired. In addition, the delisting of the Company’s stock could adversely affect the Company’s ability to enter into future equity financing transactions.

            Dependence On Key Management.  The success of the Company is highly dependent on the continued services of the Company’s management team.  The loss of services of one or more key members of the Company’s senior management team could have a material adverse effect on the Company.

            Automobile And Product Liability Insurance.  The Company is subject to various claims, including automobile and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings incidental to the Company’s business.  The Company maintains reserves and liability insurance coverage at levels based upon commercial norms and the Company’s historical claims experience.  A successful product liability or other claim brought against the Company in excess of its insurance coverage or the inability of the Company to acquire insurance at commercially reasonable rates could have a material adverse effect upon the Company’s business, operating results and financial condition.

            Increased Insurance and Fuel Costs.  As a result of the events of September 11, 2001 and other general economic factors, the Company has experienced a substantial increase in its insurance costs and has experienced fluctuations in fuel and other transportation costs.  Its customers have also experienced reduced availability of credit for purchasing equipment.  There can be no assurance that these costs will not continue to increase for the Company.  Such increases have had, and may continue to have, a material effect upon the Company’s business and operating results.

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

            Product Line

            The Company manufactures a broad line of wrecker, car carrier and trailer bodies to meet a full range of customer design, capacity and cost requirements. The products are marketed under the Century, Vulcan, Challenger, Holmes, Champion, Chevron, Eagle, Miller Industries, Jige, and Boniface brand names.

            Wreckers.  Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 70-ton lifting capacities.  Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles.  Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers.  In addition, certain light duty wreckers are equipped with the patented “Express” automatic wheellift hookup device that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

            Multi-Vehicle Transport Trailers.  Multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles. The trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies, and other similar applications. The trailers are easy to load with 6 to 7 vehicles, and with the optional cab rack, can haul up to 8 autos.  The vehicles can be secured to the transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport. In recent years, professional towing operators have added auto transport trailers to their fleets to add to their towing capabilities.

            Brand Names

            The Company manufactures and markets its wreckers, car carriers and trailers under ten separate brand names.  Although certain of the brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

            Century®.  The Century brand is the Company’s “top-of-the-line’’ brand and represents what management believes to be the broadest product line in the industry.  The Century line was started in 1974 and produces wreckers ranging from the 8-ton light duty to the 70-ton heavy duty models and car carriers in lengths from 17½ to 26 feet.  Management believes that the Century brand has a reputation as the industry’s leading product innovator.

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

            Eagle®.  The Company’s Eagle products consist of light duty wreckers with the “Eagle Claw’’ hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck.  The “Eagle Claw’’ hook-up system, which was patented in 1984, was originally developed for the repossession market.  Since acquiring Eagle, the Company has upgraded the quality and features of the Eagle product line and expanded its recovery capability.

            Miller Industries™. The Company’s Miller Industries product line is comprised of premium multi-vehicle transport trailers.  Miller Industries trailers, which can transport up to 8 vehicles depending on configuration, are marketed generally under the Titan™ model name.

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

            Manufacturing Process

            The Company manufactures wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and England.  The manufacturing process for the Company’s products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer.  Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by the Company from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body.  The completed body is either installed by the Company or shipped by common carrier to a distributor where it is then installed on a truck chassis.  Generally, the wrecker or car carrier bodies are painted by the Company with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors.  To the extent final painting is required before delivery, the Company contracts with independent paint shops for such services.

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

            Towing and Recovery Equipment Sales and Distribution

            The Company’s distribution group owns nine towing and recovery equipment distributors located in California, Colorado, Florida, Illinois, Indiana and Missouri and in British Columbia and Ontario, Canada.  The owned distributors market the Company’s products as well as other specialty transportation equipment, and the Company intends to expand the number and types of products distributed through its distributors.  The Company does not currently intend to purchase any additional distributors.  The Company-owned distributors generally do not compete in the same geographic markets as the Company’s independent distributors.

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

            The Company’s sales force, which services the Company’s distribution network, consists of sales representatives whose responsibilities include providing administrative and sales support to the entire distributor base.  Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of the Company’s products and to maintain customer relationships.

            The Company has developed a diverse customer base consisting of approximately 175 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the eight months ended December 31, 2001, no single distributor accounted for more than 5% of the Company’s sales.  Management believes the Company’s broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

            To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company’s sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA “24 Hours at Daytona,’’ Molson Indy, the Brickyard, and the Indy 500 races, among others.

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

            Employees

            At December 31, 2001, the Company employed approximately 1,075 people in its towing and recovery equipment manufacturing and distribution operations.  None of the Company’s employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government’s employment regulations.  The United Auto Workers Union filed a representation petition with the National Labor Relations Board for the employees at the Company’s Ooltewah, Tennessee plant.  A vote on such representation will take place in April 2002.  The Company considers its employee relations to be good.

TOWING SERVICES - ROADONE

            In February 1997, the Company formed its towing services division, RoadOne, to build a national towing service network.  RoadOne has become a leading towing service company with operations at over 150 locations in 23 states.  RoadOne’s corporate offices are located in Ooltewah, Tennessee.

            During April 2000, the Company announced plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field.  Since that time, the Company has disposed of assets and closed terminals in 15 underperforming markets.  The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

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

            Affiliate Program

            In order to offer a nationwide towing service, the Company has established an affiliate program under which independent professional towers who meet the Company’s criteria provide towing services under the RoadOne name as “affiliates.”  RoadOne affiliated companies offered many of the benefits of owned companies, such as product rebates, lower costs for financing, quantity buying advantages, national marketing strength and driver training.  As of March 15, 2002, the Company had over 2,700 signed agreements with RoadOne affiliates in all 50 states, Puerto Rico and six provinces in Canada.

            Competition

            Historically, the towing service industry has been highly fragmented, with an estimated 30,000 professional towing operators in the United States.  The Company believes that having towing service operations in many locations will foster brand loyalty among towing service customers through an emphasis on consistently high quality and dependable service from multiple locations over a broad geographic area.  The Company expects to market these services to organizations with widely dispersed fleets of vehicles that would benefit from a single source provider.  However, the size of the towing service industry will mean that the Company’s operations will face continued competition from many operators across the country.  These operators could be consolidated by other companies, individuals or entities, or they could enter into affiliate relationships with other companies.  In addition, the Company’s presence in the towing service industry presents the risk that it could be viewed as being in competition with other customers of the Company.

            Employees

            At December 31, 2001, the Company employed approximately 1,954 people at RoadOne.  None of the Company’s RoadOne employees are covered by a collective bargaining agreement.  The Company considers its employee relations to be good.

PATENTS AND TRADEMARKS

            The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years.  This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials.  Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989.  These patents expire in mid-year 2004.  This technology, particularly the L-arms, is used in a majority of the commercial wreckers today.  Management believes that utilization of such devices without a license is an infringement of the Company’s patents.  The Company has successfully litigated infringement lawsuits in which the validity of the Company’s patents on this technology was upheld, and successfully settled other lawsuits.  The Company also holds a number of other utility and design patents covering other products, the Vulcan “scoop’’ wheel-retainer and the car carrier anti-tilt device.  The Company has also obtained the rights to use and develop certain technologies owned or patented by others.  Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, the Company is required to offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all tow truck and car carrier manufacturers.

            The Company’s trademarks “Century,’’ “Holmes,’’ “Champion,’’ “Challenger,” “Formula I,’’ “Eagle Claw Self-Loading Wheellift,’’ “Pro Star,’’ “Street Runner,’’ “Vulcan,’’ and “RoadOne,’’ among others, are registered with the United States Patent and Trademark Office.  Management believes that the Company’s trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with the Company

William G. Miller..........................	55	Chairman of the Board
Jeffrey I. Badgley........................	50	President, Chief Executive Officer and Director
Frank Madonia.............................	53	Executive Vice President, Secretary and General Counsel
J. Vincent Mish............................	51	Vice President, Chief Financial Officer and President of Financial Services Group

            William G. Miller has served as Chairman of the Board since April 1994.  In January 2002, Mr. Miller became the Chief Executive Officer of Team Sports Entertainment, Inc., an OTC Bulletin Board company engaged in the business of sports and entertainment marketing and management, as well as Team Sports Entertainment’s subsidiary, Team Racing Auto Circuit.  Mr. Miller served as Chief Executive Officer of the Company from April 1994 to June 1997, as Co-Chief Executive Officer of the Company from June 1997 to November 1997, and as President of the Company from April 1994 to June 1996.  He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994.  Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

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

            J. Vincent Mish is a certified public accountant and has served as Chief Financial Officer and Treasurer of the Company since June 1999, a position he also held from April 1994 through September 1996.  He also has served as President of the Financial Services Group since September 1996 and as a Vice President of the Company since April 1994.  Mr. Mish served as Vice President and Treasurer of  Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990.  From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement.  Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987.  Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee and Michigan Certified Public Accountant societies.

ITEM 2.          PROPERTIES

            The Company operates four manufacturing facilities in the United States.  The facilities are located in (i) Ooltewah, Tennessee, (ii) Hermitage, Pennsylvania, (iii) Mercer, Pennsylvania, and (iv) Greeneville, Tennessee.  The Ooltewah plant, containing approximately 242,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, which was acquired in December 1997, contains approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 112,000 square feet, primarily produces car carriers and trailers.

            The Company operates two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 180,000 square feet, and one in Norfolk, England, which contains approximately 30,000 square feet.

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

ITEM 3.         LEGAL PROCEEDINGS

            The Company is, from time to time, a party to litigation arising in the normal course of its business.  Management believes that the Company maintains adequate insurance coverage and as a result, none of these actions, individually or in the aggregate, are expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders of the Registrant during the last three months of the period covered by this Transition Report.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

            The Registrant’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MLR.”  The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 1999 through December 31, 2001, adjusted for the one-for-five reverse stock split that was effected October 1, 2001.

	High	Low
Fiscal Year Ended April 30, 2000
First Quarter	$ 29.38	$ 13.75
Second Quarter	$ 16.25	$ 10.31
Third Quarter	$ 18.75	$ 8.75
Fourth Quarter	$ 25.63	$ 14.38

Fiscal Year Ended April 30, 2001
First Quarter	$ 19.38	$ 6.25
Second Quarter	$ 10.00	$ 4.38
Third Quarter	$ 8.75	$ 2.19
Fourth Quarter	$ 7.50	$ 3.50

Eight Months Ended December 31, 2001
May 1, 2001 to July 31, 2001	$ 5.60	$ 3.10
August 1, 2001 to October 31, 2001	$ 7.05	$ 2.45
November 1, 2001 to December 31, 2001	$ 3.35	$ 2.10

            The approximate number of holders of record and beneficial owners of Common Stock as of March 15, 2002 was 1,856 and 10,000, respectively.

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

ITEM 6.         SELECTED FINANCIAL DATA

            The following table sets forth the selected consolidated financial data of the Company, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements and Notes thereto.  The selected consolidated financial data for the years ended April 30, 1997, 1998, 1999, 2000 and 2001 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants and the selected consolidated financial data for the eight months from May 1, 2001 to December 31, 2001 have been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Eight Months	Years Ended April 30,
	Ended December 31, 2001	2001	2000	1999	1998	1997
		(In thousands, except per share data)
Statements of Operations Data:
Net sales:
Towing and recovery equipment	$ 203,000	$ 313,207	$ 374,187	$ 342,651	$ 282,541	$ 255,039
Towing services	100,953	182,255	207,942	183,544	114,972	37,417

	303,953	495,462	582,129	526,195	397,513	292,456

Costs and expenses:
Costs of operations:
Towing and recovery equipment	178,251	273,093	322,888	296,669	237,487	211,704
Towing services	84,102	149,851	167,098	139,022	81,966	26,921

	262,353	422,944	489,986	435,691	319,453	238,625

Selling, general and administrative expenses	37,348	65,392	81,669	75,081	49,410	30,192
Special charges and other operating expenses, net (1)	16,672	–	82,896	–	4,100	–
Interest expense, net	7,324	16,734	14,029	10,945	3,699	682

Total costs and expenses:	323,697	505,070	668,580	521,717	376,662	269,499

Income (loss) before income taxes	(19,744)	(9,608)	(86,451)	4,478	20,851	22,957
Income tax provision/(benefit)	1,843	(3,174)	(13,308)	2,272	8,186	8,436

Net income (loss)	$ (21,587)	$ (6,434)	$ (73,143)	$ 2,206	$ 12,665	$ 14,521

Basic net income (loss) per common share (2):	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.24	$ 1.42	$ 1.84

Weighted average common shares outstanding	9,341	9,341	9,339	9,267	8,912	7,913

Diluted net income (loss) per common share (2):	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.23	$ 1.37	$ 1.75

Weighted average common & potential dilutive shares outstanding	9,341	9,341	9,339	9,457	9,240	8,291

Balance Sheet Data (at period end):
Working capital	$ 87,601	$ 91,314	$ 103,801	$ 121,449	$ 104,774	$ 61,980
Total assets	252,963	281,287	323,694	392,480	329,730	215,297
Long-term obligations, less current portion	91,562	99,121	119,319	133,850	95,778	11,282
Common shareholders’ equity	84,843	106,533	113,821	187,303	180,236	138,783

(1)     Special charges and other net operating expenses include asset impairment charges of $16,672 for the eight months ended December 31, 2001, asset impairment  charges of $76,855 and costs for the rationalization of the towing services segment of $6,041 in fiscal 2000, and special charges of $4,100 in fiscal 1998 for the closure of a facility and consolidation of manufacturing operations in the towing and recovery equipment segment.

(2)     Basic and diluted net income per common share and the weighted average number of common and potential dilutive common shares outstanding are computed after giving retroactive effect to the 2-for-1 stock split effected on September 30, 1996, the 3-for-2 stock split effected on December 30, 1996, and the 1-for-5 reverse stock split effected on October 1, 2001.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

            The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

             The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates.  Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions.  A discussion of critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

            Accounts receivable.  The Company extends credit to customers in the normal course of business.  Collections from customers are continuously monitored and an allowance for doubtful accounts is maintained based on historical experience and any specific customer collection issues.  While such bad debt expenses have historically been within expectations and the allowance established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past.

            Valuation of long-lived assets and goodwill.  Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable.  When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value.  The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available independent appraisals or sales price negotiations.  The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions; and industry competition and general economic and business conditions among other factors.

            Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, the Company ceased to amortize goodwill.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.

            If there is a material change in the assumptions used in our determination of fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge.

            Income taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company considers tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  The Company established a deferred tax valuation allowance of $7.1 million as of December 31, 2001.  The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters associated with the Company’s credit facility indicate that it is more likely than not that certain future tax benefits will not be realized as a result of future taxable income.

            Revenues.  Under the Company’s accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers.  While the Company manufactures only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, the Company sometimes purchases the truck chassis for resale to its customers.  Sales of Company-purchased truck chassis are included in net sales.  Margins are substantially lower on completed recovery vehicles containing Company-purchased chassis because the markup over the cost of the chassis is nominal.  Revenue from Company owned distributors is recorded at the time equipment is shipped to customers or services are rendered.  The towing services division recognizes revenue at the time services are performed.  For more information concerning the Company’s accounting policies, see Note 2 to the Consolidated Financial Statements.

            Seasonality.  The Company’s net sales have historically been lower in the three month period ended July 31st when compared to prior quarters due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year.  The Company’s net sales have historically been relatively stronger in the three month period ended April 30th due in part to sales made at the largest towing and recovery equipment trade show.

            Change in Fiscal Year.  On September 25, 2001, the Company announced that its Board of Directors had approved a change in the Company’s fiscal year, from April 30 to December 31, effective December 31, 2001.  The change to a December 31 fiscal year will enable the Company to report results on a conventional calendar basis beginning in 2002.  As a result of the change in fiscal year, the Company has filed a transition report for the eight-month period ended December 31, 2001, and the comparative data below compares the financial results for that period against the results for the fiscal year ended April 30, 2001.  The periods are not directly comparable, in that they relate to periods of materially different lengths, and also that the transition period does not include results from the three months ended April 30, a fiscal quarter in which the Company’s sales have traditionally been seasonally higher than other quarters.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

		Years Ended April 30,
	Eight Months Ended
	December 31, 2001	2001	2000	1999

Towing and Recovery Equipment Segment
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	87.9%	87.2%	86.4%	86.6%
Selling, general and administrative	9.0%	9.3%	8.9%	9.1%
Special charges and other operating expenses, net	1.6%	0.0%	2.1%	0.0%
Interest expense, net	1.9%	3.0%	2.0%	1.5%

Total costs and expenses	100.4%	99.5%	99.4%	97.2%

Income before income taxes	(0.4%)	0.5%	0.6%	2.8%

Towing Services Segment
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	83.3%	82.3%	80.4%	75.7%
Selling, general and administrative	18.8%	19.9%	23.3%	24.1%
Special charges and other operating expenses, net	13.3%	0.0%	36.1%	0.0%
Interest expense, net	3.4%	4.1%	3.0%	3.0%

Total costs and expenses	118.8%	106.3%	142.8%	102.8%

Income (loss) before income taxes	(18.8%)	(6.3%)	(42.8%)	(2.8%)

               Eight Months Ended December 31, 2001 Compared to Year Ended April 30, 2001

            Net sales for the eight months ended December 31, 2001 were $304.0 compared to $495.5 for the twelve months ended April 30, 2001.  Net sales at December 31, 2001 include only eight months activity, accounting for a substantial portion of the decrease.  Net sales in the towing and recovery equipment segment were $203.0 for the eight month period ended December 31, 2001 compared to $313.2 for the twelve months ended April 30, 2001.  The Company has experienced generally stable order rates for towing and recovery equipment in the face of continued challenging business conditions.  Demand for the Company’s towing and recovery equipment continues to be negatively impacted by cost pressures facing its customers.  For the eight months ended December 31, 2001, net sales in the towing services segment were $ 101.0 compared to $182.3 for the fiscal year ended April 30, 2001.  Revenues in the towing services segment were negatively impacted during the eight months ended December 31, 2001 due to unseasonably mild temperatures, the impact on the overall transportation industry following the events of September 11th, and the sale of several towing services markets as part of the Company’s continued efforts to eliminate underperforming terminals.

            Cost of operations for the Company as a percentage of net sales increased to 86.3% for the eight months ended December 31, 2001 compared to 85.4% for the year ended April 30, 2001.  In the towing and recovery equipment segment, cost of operations increased slightly from 87.2% to 87.9% as a percentage of net sales primarily due to declines in overall sales volume as discussed above.  Cost of operations in the towing services segment increased as a percentage of net sales to 83.3% for the eight months ended December 31, 2001 from 82.3% for the year ended April 30, 2001 primarily due to declines in revenue of certain underperforming markets.

           Selling, general, and administrative expenses decreased 0.9% as a percentage of net sales from 13.2% for the year ended April 30, 2001 to 12.3% for the eight months ended December 31, 2001.  In the towing and recovery equipment segment, selling, general, and administrative expenses as a percentage of net sales were 9.0% for the eight months ended December 31, 2001 and 9.3% for the year ended April 30, 2001.  In the towing services segment, selling, general, and administrative expenses decreased as a percentage of net sales from April 30, 2001 to December 31, 2001 from 19.9% to 18.8%.  The Company-wide decrease in selling, general, as a percentage of sales, is a result of the Company’s continued focus on cost reduction efforts implemented in prior fiscal years.

            The Company periodically reviews the carrying value of goodwill and long-lived assets in both the towing services and towing and recovery equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  During the eight months ended December 31, 2001, the Company continued to evaluate its strategic alternatives for its towing services segment, including the disposal of operations in certain markets, as well as certain other long-lived assets.  This evaluation indicated that projected cash flows from certain towing services markets were not sufficient to fully recover the carrying value of its goodwill and other long-lived assets.  Accordingly, the Company recorded non-cash impairment charges of $13.4 million in its towing services segment. Based on similar evaluations of future operating cash flows, the Company recorded additional non-cash impairment charges of $3.2 million in the towing and recovery equipment segment.

            Interest expense for the eight months ended December 31, 2001 and the year ended April 30, 2001 was $7.3 million and $16.7 million, respectively.  During the eight months ended December 31, 2001, the Company incurred lower interest expense as a result of refinancing its line of credit at more favorable rates in July 2001, a decrease in debt levels and four months less interest expense in the transition period.

            Income taxes are accounted for on a consolidated basis and are not allocated by segment.  The effective rate of the provision for income taxes was 9.3% for the eight months ended December 31, 2001 and (33.0%) for the fiscal year ended April 30, 2001.  The increase  in the effective rate is due to a deferred tax valuation allowance of $7.1 million that was recorded as of December 31, 2001.  The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters associated with the Company's credit facility indicate that is more likely than not that certain future tax benefits will not be realized as a result of future taxable income.

            The towing services segment reported an operating loss for the eight months ended December 31, 2001 of $2.2 million, before impairment and other special charges and an operating loss of $3.9 million for the fiscal year ended April 30, 2001.  The losses were due primarily to the results of operations in underperforming markets.  The Company continued its efforts to reduce expenses in this segment with the disposition of two markets during the eight months ended December 31, 2001 and 11 markets during the year ended April 30, 2001.  Subsequent to December 31, 2001, the Company sold assets in two additional underperforming markets.  The Company continues to investigate financial alternatives with respect to the overall towing services segment to enhance shareholder value.

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

            The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing and recovery equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  As a result of such review during the fourth quarter of fiscal 2000, the Company concluded that projected cash flows from certain Company towing services markets and certain equipment distributors were not fully recoverable.  Accordingly, the Company recorded non-cash impairment charges of $69.1 million and $7.7 million in its towing services and towing and recovery equipment segments, respectively.

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

            The towing services segment reported an operating loss for the fiscal year of $3.9 million compared to a loss of $7.6 million, before impairment and other special charges, the previous fiscal year.  The loss was due to the results of operations in underperforming markets prior to their disposition.  During fiscal 2001 the Company continued its efforts to reduce expenses in this segment.  As part of these efforts, the Company disposed of 11 markets during fiscal 2001.

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

            The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing and recovery equipment segments to determine if the carrying value of such assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. In the fourth quarter of fiscal 2000, the Company began a review of strategic alternatives for its towing services operations including the possible disposal of its operations in certain markets.  In connection with this review, the Company performed an evaluation of the carrying value of its long-lived assets, including goodwill.  This evaluation indicated that projected undiscounted cash flows in certain of the Company’s towing services markets and certain towing and recovery equipment were not sufficient to fully recover the carrying value of its goodwill and certain other long-lived assets related to such operations.  Accordingly, the Company recorded non-cash impairment charges of $69.1 million and $7.7 million in its towing services and towing and recovery equipment segments, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company’s primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, the Company has financed its operations and growth from internally generated funds and debt financing.

            Cash provided by operating activities was $9.8 million for the eight months ended December 31, 2001 compared to $21.9 million for the year ended April 30, 2001, $8.5 million for the year ended April 30, 2000 and $3.5 million for the year ended April 30, 1999.  The cash provided by operating activities for the eight months ended December 31, 2001 reflects decreases in inventory, receivables and cash generated from operating activities, offset somewhat by decreases in accounts payable which resulted principally from reductions in purchasing levels.

            Cash used in investing activities was $0.2 million for the eight months ended December 31, 2001 compared to $8.3 million provided by investing activities for the year ended April 30, 2001, $7.6 million used in investing activities for the year ended April 30, 2000 and $32.0 million used in investing activities for the year ended April 30, 1999.  The cash was used primarily to purchase equipment in the towing services segment and was offset by proceeds from sales of equipment and businesses.

            Cash used in financing activities was $6.3 million for the eight months ended December 31, 2001 compared to $29.1 million for the year ended April 30, 2001, $4.0 million for the year ended April 30, 2000 and $30.6 million provided by financing activities for the year ended April 30, 1999.  The cash was used primarily to reduce borrowings under the Company’s credit facilities and other outstanding long-term debt and capital lease obligations.

            In July 2001, the Company entered into a new four year senior secured credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As a part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  Availability under the revolving Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Credit Facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.00% or prime rate (as defined) plus 1.00% on the term portion.

            The Credit Facility matures in July, 2005 and is collateralized by substantially all the assets of the Company.  The Credit Facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined).  In addition, the Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.  The Credit Facility also contains requirements related to weekly and monthly collateral reporting.

            The subordinated secured facility (the “Junior Credit Facility”) is by its terms expressly subordinated only to the Credit Facility.  The Junior Credit Facility matures in July, 2003 and bears interest at 6.0% over the prime rate.  The Company is required to make scheduled amortization payments beginning not later than May 2002, provided that certain conditions are met, including satisfying a fixed charge coverage ratio test  and a minimum availability limit.   The Junior Credit Facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company.  The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January, 2002 based on the outstanding balance of the facility at the time.  The Junior Credit Facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July, 2002 and up to an additional 1.5% in July, 2003 with an exercise price equal to the then fair market value of the Company’s common stock.  The number of warrants which may be issued would be reduced pro rata as the balance of the Junior Credit Facility is reduced.

            The Junior Credit Facility contains requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

            On July 25, 2001, the Company borrowed $85.0 million under the new senior credit facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan) and $14.0 million under the subordinated secured facility.  The proceeds of these borrowings were used to repay amounts outstanding under the existing facility in its entirety.

            On February 28, 2002 the Company entered into a Forbearance Agreement and First Amendment to Credit Agreement with the lenders under the Credit Facility, as amended by that certain Amendment to Forbearance Agreement dated as of March 18, 2002 and that certain Second Amendment to the Forbearance Agreement dated as of March 29, 2002 (as so amended, the “Forbearance Agreement”).  As a result of a revised asset appraisal conducted by the senior lenders, the senior lenders determined that the amounts outstanding under the Credit Facility should be lowered below the amount then outstanding under the Credit Facility, causing the Company to be over-advanced on its line of credit which resulted in the occurrence of an event of default under the Credit Facility and a corresponding event of default under the Junior Credit Facility.  The Forbearance Agreement and subsequent amendments waived the Company’s overadvance under the Credit Facility and amended the terms of the credit agreement to, among other things, (i) permanently reduce the commitment levels to $42.0 million for the towing and recovery equipment segment and $36.0 million for the RoadOne segment portion of the revolving credit facility and $6,611,000 for the term loan facility, (ii) eliminate the Company’s ability to borrow funds at a LIBOR rate of interest, and (iii) increase the interest rate to a floating rate of interest equal to the prime rate plus 2.75%.

            On April 15, 2002 the Company amended the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to

RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 2, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005.  On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments.  On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

            The Company may continue to have difficulties in the future making the mandatory repayments and/or complying with such covenants, and in such event would have to seek additional waivers from its lenders.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

            The Company believes that it will be able to make the mandatory repayments and maintain compliance with the financial covenants established by the April 2002 credit facility amendment, which should allow the Company to maintain sufficient liquidity in 2002 to fund operations.  Failure to achieve the Company’s revenue and income projections could result in failure to comply with the debt service requirements.  Such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the credit facility as well as other remedies.  Under these circumstances the Company could be required to find alternative funding sources, such as sale of assets or other financing sources.  If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company’s business and financial condition would be materially and adversely affected.  There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.

           Financial Instruments

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

            In October 2001, the Company obtained interest rate swaps as required by terms in its Credit Facility to hedge exposure to market fluctuations.  The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%.  The swaps expire annually from October 2002 to October 2004.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  Subsequent to year end, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a  hedge.  Accordingly, concurrent with the conversion the Company prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss will be recorded in Other Comprehensive Loss in February 2002 and reclassified to earnings as interest expense over the term of the Credit Facility.

            At December 31, 2001, the Company had no other derivative instruments or hedging transactions.

            Recent Accounting Pronouncements

            In September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  EITF 00-10 was effective for the fiscal year ended April 30, 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling.  The Company classifies shipping and handling costs billed to the customer as revenues and costs incurred related to shipping and handling as cost of sales, which is in accordance with the consensus in EITF 00-10.

            In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (collectively the “Standards”).  The Standards will be effective for fiscal years beginning after December 15, 2001.  Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year.  SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged.  The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value.  SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment.  Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired.  Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity.  Based on the current levels of goodwill, the adoption of the Standards in calendar year 2002 would decrease annual amortization expense by approximately $1.0 million through the elimination of goodwill amortization.  However, the Company has not yet determined the impact of the new goodwill impairment standards.

            In addition, in October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill.  In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of.  However, SFAS No. 144 retains APB No. 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale".  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company is currently assessing the impact of the adoption of SFAS No. 144.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

               The Company engaged PricewaterhouseCoopers LLP as its principal accountants and dismissed its former principal accountants, Arthur Andersen LLP, effective November 30, 2001.  The decision to change accountants was approved by the Audit Committee of the Company on November 30, 2001.  Neither of the reports of the former principal accountants on the financial statements of the Company for the past two fiscal years contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principle.

                 In connection with its audits for the two most recent fiscal years of the Company and the subsequent interim period through November 30, 2001, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in their reports for such fiscal years.

            During the Company’s two most recent fiscal years and the subsequent interim period through November 30, 2001, the Company did not consult PricewaterhouseCoopers LLP regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information contained under the headings “PROPOSAL 1:  ELECTION OF DIRECTORS” and “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference.  Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11.        EXECUTIVE COMPENSATION

            The information contained under the heading “EXECUTIVE COMPENSATION” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference.  Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information contained under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be filed with the Commission, is hereby incorporated herein by reference.

            For purposes of determining the aggregate market value of the Registrant’s voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Registrant have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Registrant as defined by the Securities and Exchange Commission.

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

            (a)        The following documents are filed as part of this Report:

1.         Financial Statements

2.         Financial Statement Schedules

            The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report

Reports of Independent Public Accountants	S-1
Schedule II - Valuation and Qualifying Accounts	S-3

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3.         Exhibits

            The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended of the Registrant*
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7
10.5	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11
10.20	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.21	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.22	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.23	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1
10.24	Form of Incentive Stock Option Agreement**	33-79430	S-1	August 1994	10.2
10.25	Miller Industries, Inc. Cash Bonus Plan**	33-79430	S-1	August 1994	10.3
10.26	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4
10.27	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.28	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.29	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.30	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	–	Form 10-K	April 30, 1995	10.37
10.31	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1995	10.38
10.32	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1996	10.39
10.33	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	–	Form 10-K	April 30, 1996	10.40
10.34	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	–	Form 10-Q/A	July 31, 1997	10
10.35	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998	–	Form 10-K	April 30, 1998	10.37
10.36	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.	–	Form 10-K	April 30, 1998	10.38
10.37	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.	–	Form 10-K	April 30, 1998	10.39

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.40	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	–	Form 10-Q	September 14, 1998	10
10.41	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.1
10.42	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.3
10.50	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.4
10.51	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.6
10.60	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001	–	Form 10-K	April 30, 2001	10.6
10.61	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001	–	Form 10-K	April 30, 2001	10.61
10.62	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001	–	Form 10-K	April 30, 2001	10.62

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.70	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	–	Form 10-K	April 30, 2001	10.7
10.71	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001	–	Form 10-K	April 30, 2001	10.71
10.72	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001	–	Form 10-K	April 30, 2001	10.72
10.73	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001	–	Form 10-K	April 30, 2001	10.73
10.74	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	–	Form 10-K	April 30, 2001	10.74
10.75	Warrant Agreement dated July 23, 2001	–	Form 10-K	April 30, 2001	10.75
10.80

Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002*

10.81	Second Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002*
10.82	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.83	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.*
21	Subsidiaries of the Registrant*
23.1	Consent of Arthur Andersen LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
24	Power of Attorney (see signature page)*

*       Filed herewith.
**     Management contract or compensatory plan or arrangement.

            (b)        Reports on Form 8-K.  The Registrant filed a report on Form 8-K on December 6, 2001 under Item 4.  The Registrant filed an amended report on Form 8-K on December 14, 2001 under Item 7.

            (c)        The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

            (d)        The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Miller Industries, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the eight months ended December 31, 2001,in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Notes 2 and 7, subsequent to December 31, 2001 the Company was over-advanced on its line of credit, and accordingly in default under its credit facility agreement.  On April 15, 2002, the Company received waivers from the lenders for the defaults and amended its credit facility agreements.  Among other changes, the amended agreements require substantial upward adjustments of interest rates under certain conditions.  The amendments also reduce certain borrowing limits from $36.0 million to $34.0 million as of August 12, 2002 and to $30.0 million as of October 12, 2002.  Commencing on March 31, 2003, the borrowing limits will be further reduced by $3.0 million on a quarterly basis, with such reductions continuing until the limit reaches zero on June 30, 2005.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 22, 2002, except for Notes 2 and 7 as to which the date is April 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Miller Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. (a Tennessee corporation) AND Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
July 25, 2001

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001, APRIL 30, 2001 AND 2000

(In thousands, except share data)

	December 31, 2001	April 30, 2001	April 30, 2000
ASSETS

CURRENT ASSETS:
Cash and temporary investments	$ 9,863	$ 6,627	$ 5,990
Accounts receivable, net of allowance for doubtful accounts of $3,023, $2,853 and $6,509 at December 31, 2001, April 30, 2001, and 2000 respectively	66,555	75,104	90,437
Inventories, net	60,114	67,835	83,604
Deferred income taxes	12,421	5,371	5,879
Prepaid expenses and other	12,178	12,010	8,445

Total current assets	161,131	166,947	194,355

PROPERTY, PLANT, AND EQUIPMENT, net	53,122	58,564	70,284

GOODWILL, net	33,435	46,736	49,530

PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net	1,101	834	1,009

OTHER ASSETS	4,174	8,206	8,516

	$252,963	$281,287	$323,694

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2001	April 30, 2001	April 30, 2000
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$ 12,405	$ 7,213	$ 15,949
Accounts payable	36,366	43,064	46,177
Accrued liabilities and other	24,759	25,356	28,428

Total current liabilities	73,530	75,633	90,554

LONG-TERM OBLIGATIONS, less current portion	91,562	99,121	119,319

DEFERRED INCOME TAXES	3,028	0	0

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 9,341,436, 9,341,753 and 9,341,427 shares issued and outstanding at December 31, 2001, and April 30, 2001 and 2000, respectively	93	93	93
Additional paid-in capital	145,088	145,088	145,081
Accumulated deficit	(58,096)	(36,509)	(30,075)
Accumulated other comprehensive loss	(2,242)	(2,139)	(1,278)

Total shareholders’ equity	84,843	106,533	113,821

	$252,963	$281,287	$323,694

The accompanying notes are an integral part of these consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2001 AND

YEARS ENDED APRIL 30, 2001, 2000,  AND 1999

(In thousands, except per share data)

	December 31, 2001	April 30, 2001	April 30, 2000	April 30, 1999

NET SALES:
Towing and Recovery Equipment	$203,000	$ 313,207	$ 374,187	$ 342,651
Towing Services	100,953	182,255	207,942	183,544

	303,953	495,462	582,129	526,195

COSTS AND EXPENSES:
Costs of operations:
Towing and Recovery Equipment	178,251	273,093	322,888	296,669
Towing Services	84,102	149,851	167,098	139,022

	262,353	422,944	489,986	435,691
Selling, general and administrative	37,348	65,392	81,669	75,081
Special charges and other operating expenses, net	16,672	0	82,896	0
Interest expense, net	7,324	16,734	14,029	10,945

Total costs and expenses	323,697	505,070	668,580	521,717

(LOSS) INCOME BEFORE INCOME TAXES	(19,744)	(9,608)	(86,451)	4,478

INCOME TAX PROVISION (BENEFIT)	1,843	(3,174)	(13,308)	2,272

NET (LOSS) INCOME	$(21,587)	$ (6,434)	$ (73,143)	$ 2,206

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.24

Diluted	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,341	9,341	9,339	9,267

Diluted	9,341	9,341	9,339	9,457

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED APRIL 30, 2001, 2000, AND 1999
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

BALANCE, April 30, 1998	$ 92	$ 139,847	$ 40,862	$ (565)	$ 180,236

Comprehensive income:
Net income	0	0	2,206	0	2,206
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(274)	(274)

Comprehensive income	0	0	2,206	(274)	1,932
Exercise of stock options	0	94	0	0	94
Issuance of 248,433 common shares in acquisitions	2	7,378	0	0	7,380
Repurchase of 100,000 common shares	(1)	(2,338)	0	0	(2,339)

BALANCE, April 30, 1999	93	144,981	43,068	(839)	187,303

Comprehensive loss:
Net loss	0	0	(73,143)	0	(73,143)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(439)	(439)

Comprehensive loss	0	0	(73,143)	(439)	(73,582)
Exercise of stock options	0	100	0	0	100

BALANCE, April 30, 2000	93	145,081	(30,075)	(1,278)	113,821

Comprehensive loss:
Net loss	0	0	(6,434)	0	(6,434)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(861)	(861)

Comprehensive loss	0	0	(6,434)	(861)	(7,295)
Exercise of stock options	0	7	0	0	7

BALANCE, April 30, 2001	93	145,088	(36,509)	(2,139)	106,533
Net loss	0	0	(21,587)	0	(21,587)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	0	0	(91)	(91)
Unrealized loss on financial instruments	0	0	0	(12)	(12)

Comprehensive loss	0	0	(21,587)	(103)	(21,690)

BALANCE, December 31, 2001	$ 93	$ 145,088	$ (58,096)	$ (2,242)	$ 84,843

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED APRIL 30, 2001, 2000, AND 1999

(In thousands)

	December 31, 2001	April 30, 2001	April 30, 2000	April 30, 1999

OPERATING ACTIVITIES:
Net (loss) income	$(21,587)	$ (6,434)	$ (73,143)	$ 2,206
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,483	13,556	17,793	15,500
Provision for doubtful accounts	1,262	3,845	4,956	2,123
Special charges and other operating expenses, net	16,672	0	76,855	0
(Gain) Loss on disposals of property, plant, and equipment	105	(543)	(713)	(837)
Gain on disposal of other long-term assets	0	(357)	0	0
Deferred income tax (benefit) provision	1,135	(1,202)	(12,730)	5,054
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	3,271	10,867	(15,697)	(12,304)
Inventories	7,547	15,032	(6,378)	(6,209)
Prepaid expenses and other	1,462	(3,678)	3,580	(9,706)
Other assets	139	(1,997)	(59)	0
Accounts payable	(7,736)	(3,647)	2,184	12,554
Accrued liabilities and other	(947)	(3,571)	11,872	(4,906)

Net cash provided by operating activities	9,806	21,871	8,520	3,475

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	0	0	(2,413)	(19,867)
Purchases of property, plant, and equipment	(2,828)	(3,622)	(8,612)	(18,998)
Proceeds from sale of property, plant, and equipment	1,408	3,161	3,328	6,606
Proceeds from sale of other long-term assets	0	3,371	0	0
Proceeds from sale of towing markets	1,077	5,186	0	0
Payments received on notes receivable	178	314	86	272
Other	0	(129)	0	0

Net cash (used in) provided by investing activities	(165)	8,281	(7,611)	(31,987)

FINANCING ACTIVITIES:
Net borrowings under senior credit facility	86,298	0	0	0
Borrowings under subordinated credit facility	14,000	0	0	0
Net (payments) borrowings under former credit facility	(100,000)	(26,000)	1,000	40,000
Payments on long-term obligations	(3,210)	(3,168)	(5,194)	(7,579)
Borrowings under long-term obligations	0	0	43	405
Additions to deferred financing costs	(3,348)	0	0	0
Repurchase of common stock	0	0	0	(2,339)
Proceeds from exercise of stock options	0	7	100	94

Net cash (used in) provided by financing activities	(6,260)	(29,161)	(4,051)	30,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(145)	(354)	(199)	(105)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	3,236	637	(3,341)	1,964
CASH AND TEMPORARY INVESTMENTS, beginning of period	6,627	5,990	9,331	7,367

CASH AND TEMPORARY INVESTMENTS, end of period	$ 9,863	$ 6,627	$ 5,990	$ 9,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$ 5,693	$ 13,981	$ 13,254	$ 10,433

Cash payments for income taxes	$ 383	$ 690	$ 2,094	$ 5,011

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

2.       LIQUIDITY

The towing and recovery equipment manufacturing and towing services industries are highly competitive.  Certain competitors may have substantially greater financial and other resources than the Company.  These industries are also subject to a number of external influences, such as general economic conditions, interest rate levels, consumer confidence, and general credit availability.  Demand for the Company’s equipment has been negatively impacted by cost pressures facing its customers.  Continuation of these pressures could impact the Company’s ability to service its debt.

At December 31, 2001, the Company had shareholders’ equity of $84,843,000, which included an accumulated deficit of $58,096,000, and had incurred net losses of $21,587,000, $6,434,000 and $73,143,000 during the eight months ended December 31, 2001 and the two years ended April 30, 2001 and 2000, respectively.

The Company was in an over-advance position under its credit facility during the first quarter of 2002.  The Company negotiated certain amendments to the credit facility that waived the defaults and brought the Company back into compliance as of April 15, 2002, but the Company may continue to have difficulties in the future complying with such covenants, and in such event would have to seek additional waivers from its lenders.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

As more fully disclosed in Note 7, the April 15, 2002 amendments will substantially increase future interest rates at certain dates if amounts outstanding under the RoadOne portion of the revolving credit facility exceed defined thresholds.  The amendments also reduce the maximum RoadOne revolver amount from $36.0 million to $34.0 million as of August 12, 2002 and to $30.0 million as of October 12, 2002.  Commencing March 31, 2003, the borrowing limits will be further reduced by $3.0 million on a quarterly basis, with such reductions continuing until the limit reaches zero on June 30, 2005.

While management believes that the Company will be able to meet its debt service requirements during 2002, failure to achieve the Company’s cash flow projections could result in failure to comply with the amended debt service requirements.  Such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the credit facility as well as other remedies.

Further, the Company’s compliance with the quarterly reductions in the RoadOne revolver borrowing limits will most likely depend upon its ability to sell RoadOne assets at acceptable terms.  To the extent that the required reductions in the outstanding balance under the RoadOne revolver are not met through operating cash flows or sales of RoadOne assets, the Company would seek to refinance the remaining balances.  If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company’s business and financial condition would be materially and adversely affected.  There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.

To improve liquidity and profitably, the Company has focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. The Company plans to continue these efforts. The Company also continues to investigate financial alternatives with respect to the overall towing services segment.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Temporary Investments

Cash and temporary investments include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of overnight repurchase agreements.

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

Inventories

Inventory costs include materials, labor, and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.  Inventories at December 31, 2001, April 30, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000

Chassis	$ 8,157	$ 8,650	$15,757
Raw materials	12,187	14,133	16,226
Work in process	9,614	10,544	14,487
Finished goods	30,156	34,508	37,134

	$60,114	$67,835	$83,604

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

Property, plant, and equipment at December 31, 2001, April 30, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000

Land	$ 3,858	$ 4,052	$ 4,311
Buildings and improvements	19,672	22,444	22,656
Machinery and equipment	58,633	58,256	75,320
Furniture and fixtures	9,336	9,724	10,224
Software costs	5,041	4,707	4,368
Construction in progress	0	0	591

	96,540	99,183	117,470
Less accumulated depreciation	(43,418)	(40,619)	(47,186)

	$ 53,122	$ 58,564	$ 70,284

The Company recognized $6,026,000,  $9,684,000, $13,898,000, and $12,565,000 in depreciation expense for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 190,000 potential dilutive common shares for the fiscal year ended April 30, 1999.  Diluted net income per share for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001 and 2000 does not reflect the assumed exercise of the stock options as the effect would be anti-dilutive.

On October 1, 2001, the Company effected a one-for-five reverse common stock split.  All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

Goodwill and Long-Lived Assets

Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years.  The Company periodically evaluates goodwill and long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and APB Opinion No. 17, “Intangible Assets”.  SFAS No. 121 requires the carrying value of long-lived assets and certain intangibles be reviewed for impairment when events or circumstances exist that indicate the carrying amount of the related assets may not be recoverable.

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years.  Total accumulated amortization of these assets at December 31, 2001, April 30, 2001 and 2000 was $1,080,000, $961,000 and $788,000, respectively.  Amortization expense for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000 and 1999 was $119,000, $173,000, $134,000, and $152,000, respectively.

Deferred Financing Costs

Deferred financing costs are included in other assets and are amortized over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2001, April 30, 2001 and 2000 was $349,000, $2,968,000 and $841,000 respectively.  Amortization expense for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000 and 1999 was $1,272,000, $2,127,000, $961,000, and $287,000 respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at December 31, 2001 and April 30, 2001 and 2000 (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000

Accrued wages, commissions, bonuses, and benefits	$10,713	$12,665	$13,013
Accrued income taxes	676	635	182
Accrued special charges	1,089	2,023	4,459
Accrued insurance	3,712	3,469	902
Other	8,569	6,564	9,872

	$24,759	$25,356	$28,428

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

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  Warranty expense for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000 and 1999 was $1,271,000, $2,126,000, $2,079,000, and $1,719,000, respectively.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.  The Company places its cash investments with high-quality financial institutions and limits the amount of credit exposure to any one institution.  The Company’s trade receivables are primarily from independent distributors of towing and recovery equipment and towing service customers.  Such receivables are generally not collateralized for towing service customers.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Revenue Recognition

Revenue is recorded by the Company when equipment is shipped to independent distributors or other customers.  Revenue from towing services is recognized when services are performed.

Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  The adoption of SFAS No.133 did not have a material effect on the Company’s financial statements.  See Note 8 for additional discussions.

Recent Accounting Pronouncements

In September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  EITF 00-10 was effective for the fiscal year ended April 30, 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling.  The Company classifies shipping and handling costs billed to the customer as revenues and costs incurred related to shipping and handling as cost of sales, which is in accordance with the consensus in EITF 00-10.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (collectively the “Standards”).  The Standards will be effective for fiscal years beginning after December 15, 2001.  Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year.  SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged.  The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value.  SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment.  Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired.  Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity.  Based on the current levels of goodwill, the adoption of the Standards in calendar 2002 would decrease annual amortization expense by approximately $1.0 million through the elimination of goodwill amortization.  However, the Company has not yet determined the impact of the new goodwill impairment standards.

In addition, in October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill.  In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of.  However, SFAS No. 144 retains APB No. 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale".  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company is currently assessing the impact of the adoption of SFAS No. 144.

4.      FISCAL YEAR CHANGE

Effective December 31, 2001, the Company changed its fiscal year end from April 30 to December 31.  The table below summarizes selected financial data for the eight months ended December 31, 2001 and December 31, 2000.

	Eight months ended December 31, 2001	Eight months ended December 31, 2000 (unaudited)

	(in thousands)

Net Sales	$303,953	$330,565
Depreciation and amortization	7,183	7,690
Special charges and other operating expenses, net	16,672	0
Operating income (loss)	(12,420)	1,765
Interest expense, net	7,324	11,337
Income (loss) before taxes	(19,744)	(9,572)

5.       BUSINESS COMBINATIONS

All businesses that were acquired were accounted for under the purchase method of accounting and are included in the accompanying consolidated financial statements from the dates of acquisition.  Any excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired has been recognized as a component of goodwill in the accompanying consolidated financial statements.

During fiscal 1999, the Company purchased 35 towing services companies for an aggregate purchase price of $29,571,000, which consisted of $21,305,000 in cash, $950,000 in promissory notes, and $7,316,000 (246,581 shares) of common stock.  The excess of the aggregate purchase price over the estimated fair value of identifiable net assets acquired was approximately $20,058,000.

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

Year ended April 30, 1999

	As Reported	Pro Forma (Unaudited)

Net sales	$526,195	$542,167

Net income	$ 2,206	$ 3,957

Diluted net income per share	$ 0.23	$ 0.37

6.       SPECIAL CHARGES AND DISPOSITIONS OF TOWING SERVICES ASSETS

During the eight months ended December 31, 2001, and the fiscal year ended April 30, 2000, the Company recorded special charges and other net operating expenses, for asset impairments and the rationalization of certain operations, as follows (in thousands):

	December 31, 2001	April 30, 2000

Towing Services:
Impairment of goodwill	$10,778	$50,542
Impairment of long-lived assets	2,644	18,576
Rationalization of operations	–	6,041

	13,422	75,159

Towing and Recovery Equipment:		–
Impairment of goodwill	1,480	4,967
Impairment of long-lived assets	1,770	2,770

	3,250	7,737

	$16,672	$82,896

During the twelve months ended April 30, 2000, the Company announced plans to rationalize its towing services operations.  The Company recorded pretax, special charges of $6,041,000 for costs related to the rationalization.  These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges.  At December 31, 2001, execution of the rationalization plan was complete and approximately $4,952,000 had been charged against the related reserves.  The remaining reserve will be utilized as payments are made under the terms of employment termination agreements and facility leases.

The Company periodically reviews the carrying amount of long-lived assets and goodwill in both its towing services and towing equipment segments to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  As a result of such review during  the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000, the Company concluded that the carrying value of such assets in certain towing services markets and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

Impairment charges of $10,778,000 and $50,542,000 were recorded for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000, respectively, to write-down the goodwill in certain towing services markets to their estimated fair value.  Additionally, charges of $2,644,000 and $18,576,000 were recorded for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000 to write-down the carrying value of certain long-lived assets (primarily property and equipment) in related markets to estimated fair value.  The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of the goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  Impairment charges of $1,480,000 and $4,967,000 were recorded to reduce the carrying amounts of the goodwill to estimated fair value at December 31, 2001 and April 30, 2000, respectively.  The Company recorded $1,770,000 and $2,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment for the eight months ended December 31, 2001 and the twelve months ended April 30, 2000.

During the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, the Company continued its efforts to reduce expenses in the towing services segment.  As a part of these efforts, the Company disposed of assets in two underperforming markets during the eight months ended December 31, 2001 and 11 underperforming markets during the year ended April 30, 2001.  Total proceeds from these sales were approximately $1,447,000 and $5,186,000, respectively.  No significant gains or losses were realized upon the sale of these assets.  Subsequent to December 31, 2001, the Company sold assets in two additional underperforming market, as well as certain other fixed assets, for proceeds of approximately $1,266,000.  The Company continues to investigate financial alternatives with respect to the overall towing services segment to enhance shareholder value.

Accumulated amortization of goodwill was $4,373,000,  $4,550,000 and $3,073,000 at December 31, 2001, April 30, 2001 and 2000, respectively.  Amortization expense for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000 and 1999, was $1,023,000, $1,556,000, $2,791,000, and $2,476,000, respectively.

In accordance with SFAS No. 121 and APB No. 17, the Company wrote-off goodwill and long-lived assets of $3,250,000 and $7,737,000 associated with the towing and recovery equipment segment as of December 31, 2001 and April 30, 2000, respectively.  Additionally, during the eight months ended

December 31, 2001 and the fiscal year ended April 30, 2000, the Company wrote-off goodwill and long-lived assets associated with the towing services segment of $13,422,000 and $69,118,000, respectively.  Management believes its long-lived assets are appropriately valued following the impairment charges.

7.       LONG-TERM OBLIGATIONS AND LINE OF CREDIT

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2001, April 30, 2001 and 2000 (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000

Outstanding borrowings under senior credit facility	$85,463	$100,000	$126,000

Outstanding borrowings under subordinated
secured facility	14,000	0	0

Mortgage notes payable, weighted average interest rate of 4.35%, payable in monthly installments, maturing 2003 to 2011	1,674	2,568	2,909

Equipment notes payable, weighted average interest rate of 12.51%, payable in monthly installments, maturing 2002 to 2005	822	926	3,083

Other notes payable, weighted average interest rate of 6.49%, payable in monthly installments, maturing 2002 to 2006	2,008	2,840	3,276

	103,967	106,334	135,268
Less current portion	(12,405)	(7,213)	(15,949)

	$91,562	$ 99,121	$119,319

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Credit Facilities

In July 2001, the Company entered into a new four year senior credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the existing credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.   The Credit Facility originally consisted of a $102.0 million revolving credit facility and an $8.0 million term loan.   The revolving credit facility provides for separate and distinct loan commitment levels for the Company's towing and recovery equipment segment and RoadOne segment, respectively.  At December 31, 2001, $40.2 million and $38.1 million, respectively were outstanding under the towing and recovery segment and RoadOne portions of the revolving credit facility.  In addition,  $7.2 million was outstanding under the senior term loan, and $14.0 million was outstanding under the subordinated secured facility.

Availability under the revolving Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Credit Facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.0% on the term portion.

The Credit Facility matures in July 2005 and is collateralized by substantially all the assets of the Company.  The Credit Facility contains requirements relating to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined).  In addition, the Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.  The Credit Facility also contains requirements related to weekly and monthly collateral reporting.

The subordinated secured facility is by its terms expressly subordinated only to the Credit Facility.  The subordinated secured facility matures in July 2003 and bears interest at 6.0% over the prime rate.  The Company is required to make quarterly amortization payments on the subordinated secured facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit.  The subordinated secured facility is collateralized by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company.  The subordinated secured facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time.  The subordinated secured facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July, 2003.  The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated secured facility is reduced.

The subordinated secured credit facility contains, among other restrictions, requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

2002 Amendments
The Company was in an over-advance position under its credit facility during the first quarter of 2002.  On February 28, 2002 the Company entered into a Forbearance Agreement and First Amendment to Credit Agreement with the lenders under the Credit Facility, as amended by that certain Amendment to Forbearance Agreement dated as of March 18, 2002 and that certain Second Amendment to the Forbearance Agreement dated as of March 29, 2002 (as so amended, the “Forbearance Agreement”).  As a result of a revised asset appraisal conducted by the senior lenders, the senior lenders determined that the amounts outstanding under the Credit Facility should be lowered below the amount then outstanding under the Credit Facility, causing the Company to be over-advanced on its line of credit which resulted in the occurrence of an event of default under the Credit Facility and a corresponding event of default under the Junior Credit Facility.  The Forbearance Agreement and subsequent amendments waived the Company’s overadvance under the Credit Facility and amended the terms of the credit agreement to, among other things, (i) permanently reduce the commitment levels to $42.0 million for the towing and recovery equipmemt segment and $36.0 million for the RoadOne segment portion of the revolving credit facility and $6,611,000 for the term loan facility, (ii) eliminate the Company’s ability to borrow funds at a LIBOR rate of interest, and (iii) increase the interest rate to a floating rate of interest equal to the prime rate plus 2.75%.

On April 15, 2002 the Company amended the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 2, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005.  On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments.  On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

The Company may continue to have difficulties in the future making the mandatory repayments and complying with such covenants, and in such event would have to seek additional waivers from its lenders.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

The Company believes that it will be able to maintain compliance with the financial covenants established by the April 2002 credit facility amendment, which will allow the Company to maintain sufficient liquidity in 2002 to fund operations.  Failure to achieve the Company’s revenue and income projections could result in failure to comply with the amended debt service requirements.  Such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the credit facility as well as other remedies.  Under these circumstances the Company could be required to find alternative funding sources, such as sale of assets or other financing sources.  If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company’s business and financial condition would be materially and adversely affected.  There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.

Future maturities of long-term obligations at December 31, 2002 after giving effect to the April 15, 2002 amendments are as follows (in thousands):

2002	$12,405
2003	28,849
2004	14,412
2005	47,578
2006	132
Thereafter	591

$103,967

8.       FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item on the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In October 2001, the Company obtained interest rate swaps as required by terms in its Credit Facility to hedge exposure to market fluctuations.  The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%.  The swaps expire annually from October 2002 to October 2004.  Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest   Subsequent to year end, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss will be recorded in Other Comprehensive Loss in February 2002 and reclassified to earning as interest expense over the term of the Credit Facility.

At December 31, 2001, the Company had no other derivative instruments or hedging transactions.

9.       STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company.  Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2001, April 30, 2001 and 2000 were approximately 0.4 million, 0.5 million and 0.3 million, respectively.

A summary of the activity of stock options for the eight months ended December 31, 2001 and the years ended April 30, 2001, 2000, and 1999 is presented below (shares in thousands):

	December 31, 2001		April 30, 2001		April 30, 2000		April 30, 1999

	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding at Beginning of Period	789	$23.36	1,010	$32.61	1,033	$37.13	828	$39.85
Granted	175	3.38	100	6.11	160	14.56	248	30.30
Exercised	–	–	(1)	11.67	(8)	12.73	(7)	12.41
Forfeited	(16)	34.43	(320)	47.20	(175)	43.56	(36)	55.33

Outstanding at End of Period	948	$19.49	789	$23.36	1,010	$32.61	1,033	$37.13

Options exercisable at year end	646	$25.18	588	$25.76	665	$32.73	536	$30.90

Weighted average fair value of options granted		$1.92		$3.60		$9.50		$15.75

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2001 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable

$ 3.05	–	$17.50	556	$ 8.14	6.6	284	$11.19
18.89	–	27.41	181	20.36	4.6	168	20.32
28.75	–	38.75	101	34.87	5.9	84	34.78
43.96	–	64.38	76	55.63	4.8	76	55.63
67.50	–	84.06	34	74.14	5.2	34	74.14

Total			948	$19.49	5.9	646	$25.18

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000, and 1999, respectively: expected dividend yield of 0%; expected volatility of 72%, 71%, 59%, and 52%; risk-free interest rate of 4.28%, 6.10%, 6.13%, and 5.23%; and expected lives of 5.0 years for the eight months ended December 31, 2001 and 5.5 years for the fiscal years ended April 30, 2001, 2000, and 1999.  Using these assumptions, the fair value of options granted in the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000, and 1999 is approximately $355,000, $300,000, $1,259,000, and $3,255,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for stock option grants in the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000, and 1999 been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	December 31, 2001	April 30, 2001	April 30, 2000	April 30, 1999

Net (loss) income (in thousands):
As reported	$(21,587)	$(6,434)	$(73,143)	$2,206
Pro forma	(21,361)	(8,217)	(75,739)	(614)
Basic net (loss) income per share:
As reported	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.24
Pro forma	(2.29)	(0.88)	(8.11)	(0.07)
Diluted net (loss) income per share:
As reported	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.23
Pro forma	(2.29)	(0.88)	(8.11)	(0.07)

10.     COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment, and trucks.  Rental expense under these leases was $8,423,000, $13,753,000, $14,612,000, and $11,633,000, for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000 and 1999, respectively.  The lease and rental expense includes approximately $1,000,000 annually in payments to former owners of businesses that the Company has acquired and covers properties used in the acquired business’ operations.

At December 31, 2001, future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows (in thousands):

2002	$9,630
2003	6,187
2004	4,360
2005	2,623
2006	1,295

 Contingencies

The Company is, from time to time, a party to litigation arising in the normal course of business.  Management believes that the Company maintains adequate insurance coverage and as a result, none of these actions, individually or in aggregate, are expected to have a material adverse effect on the financial position or results of operations of the Company.

11.     INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The (benefit) provision for income taxes consisted of the following for the eight months ended December 31, 2001 and the years ended April 30, 2001, 2000 and 1999 (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000	April 30, 1999

Current:
Federal	$ 0	$(2,172)	$ (2,550)	$(2,855)
State	319	0	1,400	(336)
Foreign	388	200	572	409

	707	(1,972)	(578)	(2,782)

Deferred:
Federal	(5,373)	$ (899)	$(11,278)	4,498
State	(246)	(360)	(1,327)	529
Foreign	(356)	57	(125)	27
Change in valuation allowance	7,111	--	--	--

	1,136	(1,202)	(12,730)	5,054

	$ 1,843	$(3,174)	$(13,308)	$ 2,272

The principal differences between the federal statutory tax rate and the consolidated effective tax rate for 2001, 2000, and 1999 were as follows:

	December 31, 2001	April 30, 2001	April 30, 2000	April 30, 1999

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%	34.0%
State taxes, net of federal tax benefit	(0.2)	0.0	0.0	4.0
Non-deductible goodwill amortization and impairment charges	8.3	3.7	16.3	17.2
Other	(0.8)	(2.7)	2.3	(4.5)
Change in valuation allowance	36.0	--	--	--

Effective tax rate	9.3%	(33.0)%	(15.4)%	50.7%

Deferred income tax assets and liabilities at December 31, 2001 and April 30, 2001 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes.  Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2001 April 30, 2001 and 2000 are as follows (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000

Deferred tax assets:
Allowance for doubtful accounts	$ 1,149	$ 724	$ 1,020
Accruals and reserves	5,892	4,526	5,500
Federal net operating loss carryforward	15,776	12,482	7,884
Deductible goodwill and impairment charges	4,758	948	2,296
Other	1,545	1,667	842

Total deferred tax assets	29,120	20,347	17,542

Less valuation allowance	(7,111)	--	--

Net deferred tax asset	22,009	20,347	17,542
Deferred tax liabilities:
Property, plant, and equipment	7,454	7,433	5,203
Other	5,162	2,386	3,013

Total deferred tax liabilities	12,616	9,819	8,216

Net deferred tax asset	$9,393	$10,528	$ 9,326

As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $46.4 million which will expire between 2004 and 2022.  In addition, the Company had charitable contributions and capital loss carryforwards of $1.4 million that may be carried forward through 2006 and an AMT credit carryforward of $0.2 million, which may be carried forward indefinitely.

The deferred tax asset valuation of $7.1 million was established as of December 31, 2001.  The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters discussed in Note 2 indicate that it is more likely than not than certain future tax benefits will not be realized as a result of future taxable income.

As of December 31, 2001, the Company has state net operating loss carryforwards of approximately $64.5 million.  As the Company believes that realization of the benefit of these state losses is remote, it has not recorded deferred tax assets associated with these losses.

In March 2002, the United States Congress enacted revisions to the tax laws currently in effect at December 31, 2001.  The changes in these regulations allow net operating losses to be carried back to offset taxable income for five preceding years.  The five-year carryback for net operating losses generated in the tax year ended April 30, 2001 will result in a receivable of approximately $4.2 million during the quarter ended March 31, 2002.

12.     PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series.  The terms, price, and conditions of the preferred shares will be set by the board of directors.  No shares have been issued.

13.     EMPLOYEE BENEFIT PLANS

During 1996, the Company established a contributory retirement plan for all full-time employees with at least 90 days of service. Effective January 1, 1999, the Company split the plan into two identical plans by operating segment.  These plans are designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

These plans provide that each participant may contribute up to 15% of his or her salary.  The Company matches 33.33% of the first 3% of participant contributions.  Matching contributions vest over a period of five years.  Company contributions to the plans were not significant in 2001, 2000, and 1999.

14.   SEGMENT INFORMATION

The Company operates in two principal operating segments:  (i) towing and recovery equipment and (ii) towing services.  The accounting policies of the reportable segments are the same as those described in Note 3.  Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting performance.  The Company measures the performance of its operating segments based on net sales, operating income, and profit or loss before taxes.  Income taxes are managed on a Company-wide basis.

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

	(In Thousands)
Eight months ended December 31, 2001:
Net sales-external	$203,000	$100,953	$ 0	$303,953
Net sales-intersegment	577	0	(577)	0
Depreciation and amortization	3,077	4,106	0	7,183
Special charges and other operating expenses, net	3,250	13,422	0	16,672
Operating income (loss)	3,122	(15,600)	58	(12,420)
Interest expense, net	3,919	3,405	0	7,324
Income (loss) before income taxes	(747)	(19,055)	58	(19,744)
Capital expenditures	578	2,250	0	2,828
Total assets	242,633	76,108	(65,778)	252,963

Fiscal year ended April 30, 2001:
Net sales-external	$313,207	$182,255	$ 0	$495,462
Net sales-intersegment	746	0	(746)	0
Depreciation and amortization	4,747	6,686	0	11,433
Operating income (loss)	11,017	(3,945)	54	7,126
Interest expense, net	9,252	7,482	0	16,734
Income (loss) before income taxes	1,765	(11,427)	54	(9,608)
Capital expenditures	1,604	2,018	0	3,622
Total assets	248,886	96,332	(63,931)	281,287

Fiscal year ended April 30, 2000:
Net sales-external	$374,187	$207,942	$ 0	$582,129
Net sales-intersegment	385	0	(385)	0
Depreciation and amortization	4,082	12,750	0	16,832
Special charges and other operating expenses, net	7,737	75,159	0	82,896
Operating income (loss)	10,356	(82,728)	(50)	(72,422)
Interest expense, net	7,821	6,208	0	14,029
Income (loss) before income taxes	2,534	(88,935)	(50)	(86,451)
Capital expenditures	4,108	4,504	0	8,612
Total assets	271,300	112,040	(59,646)	323,694

Fiscal year ended April 30, 1999:
Net sales-external	$342,651	$183,544	$ 0	$526,195
Net sales-intersegment	4,850	0	(4,850)	0
Depreciation and amortization	3,566	11,647	0	15,213
Operating income	15,417	430	(424)	15,423
Interest expense, net	5,439	5,506	0	10,945
Income (loss) before income taxes	9,977	(5,075)	(424)	4,478
Capital expenditures	7,170	11,828	0	18,998
Total assets	257,959	187,084	(52,563)	392,480

Total net sales to foreign countries were not significant in 2001, 2000, and 1999.  Total assets located in foreign countries were not significant at December 31, 2001, April 30, 2001, 2000, and 1999.

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the twelve months ended December 31, 2001 and 2000 (in thousands, except per share data):

	Net Sales	Operating Income (Loss)		Net Income (Loss)(a)		Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share

Year ended December 31, 2001:
First quarter	$115,088	$ 1,214		$ (1,949)		$ (0.20)	$ (0.20)
Second quarter	127,551	3,859		29		(0.00)	(0.00)
Third quarter	112,761	2,001		(719)		(0.08)	(0.08)
Fourth quarter	113,450	(14,037)		(17,725)	(b)	(1.90)	(1.90)

Total	$468,850	$ (6,963)		$ (20,364)		$ (2.18)	$ (2.18)

Year ended December 31, 2000:
First quarter	$145,570	$ 3,627		$ (108)		$ (0.01)	$ (0.01)
Second quarter	142,005	(81,452)	(c)	(71,727)	(c)	(7.68)	(7.68)
Third quarter	127,495	(292)		(3,946)		(0.43)	(0.43)
Fourth quarter	119,717	967		(2,920)		(0.31)	(0.31)

Total	$534,787	$ (77,150)		$ (78,701)		$ (8.43)	$ (8.43)

(a)	The income tax provision (benefit) has been allocated by quarter based on the effective rate for the twelve months ended December 31, 2001 and 2000.
(b)	The results for the three months ended December 31, 2001 reflect asset impairments and other special charges of $16,672,000 as discussed in Note 6.
(c)	The results for the three months ended June 30, 2000 reflect asset impairments and other special charges totaling $76,855,000 as discussed in Note 6.

REPORT OF INDEPENDENT ACCOUNTANTS
AS TO SCHEDULE II –
VALUATION AND QUALIFYING ACCOUNTS

To the Shareholders and the Board of Directors of Miller Industries, Inc.

             Our audit of the consolidated financial statements of Miller Industries, Inc and subsidiaries as of December 31, 2001 and for the eight months then ended referred to in our report dated March 22, 2002 also included an audit of the financial statement schedule listed in Item 14(a)2 of the Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of December 31, 2001 and for the eight months then ended when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
 March 22, 2002, except as to Notes 2 and 7 as to which the date is April 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
AS TO SCHEDULE II –
VALUATION AND QUALIFYING ACCOUNTS

 To Miller Industries, Inc.

             We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2001, which are included in this Form 10-K and have issued our report thereon dated July 25, 2001.  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

 /s/ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
July 25, 2001

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended April 30, 1999: Deduction from asset accounts: Allowance for doubtful accounts	$2,117	2,123	175(a)	(713)	$3,702

Year ended April 30, 2000: Deduction from asset accounts: Allowance for doubtful accounts	$3,702	4,956	59(a)	(2,208)	$6,509

Year ended April 30, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$6,509	3,845	(265)(b)	(7,236)	$2,853

Eight months ended December 31, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$2,853	1,262	–	(1,092)	$3,023

(a)	The other addition to the allowance for doubtful accounts results from the acquisitions in fiscal 1999 and 2000 which were accounted for under the purchase method of accounting.
(b)	The other reduction to the allowance for doubtful accounts results from the dispositions of towing services markets in fiscal 2001.

	Bal. at Beg. of Period	Charged to Expense	Charged to Other	Claims	Bal. At End of Period
	(In Thousands)

Year Ended April 30, 1999: Product Warranty Reserve:	479	1,719	-	(1,691)	507

Year Ended April 30, 2000: Product Warranty Reserve:	507	2,079	-	(1,668)	918

Year Ended April 30, 2001: Product Warranty Reserve:	918	2,126	-	(2,156)	888

Eight Months Ended December 31, 2001 Product Warranty Reserve:	888	1,271	-	(1,233)	926

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of April, 2002.

                                                                                    MILLER INDUSTRIES, INC.

                                                                                     By:  /s/ Jeffrey I. Badgley
                                                                                                Jeffrey I. Badgley, President,
                                                                                                Chief Executive Officer and Director

            Know all men by these presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Badgley as attorney–in–fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10–K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney–in–fact may do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 22nd day of April, 2002.

Signature	Title

Chairman of the Board of Directors

/s/ William G. Miller William G. Miller	President, Chief Executive Officer and Director

/s/ Jeffrey I. Badgley Jeffrey I. Badgley	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Vincent Mish J. Vincent Mish	Director

/s/ Paul E. Drack Paul E. Drack	Director

/s/ Richard H. Roberts Richard H. Roberts	Director

Exhibit Index

Exhibit Number	Description

3.1	Charter, as Amended of the Registrant

10.80	Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002

10.81	Second Amendment to the Credit Agreement by and among the Company and subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002

10.82	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001

10.83	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.

21	Subsidiaries of the Registrant

23.1	Consent of Arthur Andersen LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (see signature page)