Form 10-Q
period 2002-03-31
MILLER INDUSTRIES INC /TN/
filed 2002-05-15
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

YES    ☑       NO ☐

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 30, 2001 was 9,341,436.

INDEX

PART I.	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets -
		March 31, 2002 and December 31, 2001	3

		Condensed Consolidated Statements of Operations
		for the Three Months Ended March 31, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows
		for the Three Months Ended March 31, 2002 and 2001	5

		Notes to Condensed Consolidated Financial
		Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	14

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES			20

PART 1.       FINANCIAL INFORMATION
          ITEM 1.       Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

ASSETS

	March 31, 2002	December 31, 2001

CURRENT ASSETS:
Cash and temporary investments	$6,406	$9,863
Accounts receivable, net	65,044	66,555
Inventories	65,138	60,114
Deferred income taxes	12,323	12,421
Prepaid expenses and other	13,954	12,178

Total current assets	162,865	161,131

PROPERTY, PLANT, AND EQUIPMENT, net	52,259	53,122

GOODWILL, net	11,619	33,435

OTHER ASSETS, net	4,971	5,275

	$231,714	$252,963

CURRENT LIABILITIES:
Current portion of long-term debt	$14,085	$12,405
Accounts payable	41,284	36,366
Accrued liabilities and other	24,686	24,759

Total current liabilities	80,055	73,530

LONG-TERM DEBT, less current portion	86,267	91,562

DEFERRED INCOME TAXES	3,028	3,028

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 9,341,436 shares issued and outstanding at March 31, 2002 and December 31, 2001	93	93
Additional paid-in capital	145,088	145,088
Accumulated deficit	(80,143)	(58,096)
Accumulated other comprehensive loss	(2,674)	(2,242)

Total shareholders' equity	62,364	84,843

	$231,714	$252,963

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

NET SALES:
Towing and Recovery Equipment	$70,301	$73,692
Towing Services	34,029	41,396

	104,330	115,088

COSTS AND EXPENSES:
Costs of operations:
Towing and Recovery Equipment	61,647	64,803
Towing Services	28,149	33,159

	89,796	97,962
Selling, general, and administrative expenses	12,448	15,804
Special charges and other operating (income) expenses, net	(42)	108
Interest expense, net	2,100	4,056

Total costs and expenses	104,302	117,930

INCOME (LOSS) BEFORE INCOME TAXES	28	(2,842)
INCOME TAX PROVISION (BENEFIT)	263	(893)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD	(235)	(1,949)

Cumulative effect of change in accounting method	(21,812)	-

NET LOSS	$(22,047)	$(1,949)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Before cumulative effect of change in accounting method	$(0.03)	$(0.20)

Cumulative effect of change in accounting method	(2.33)	-

Net loss - Basic and Diluted	$(2.36)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	9,341	9,341

Diluted	9,341	9,341

                                    See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(22,047)	$(1,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,382	3,297
Provision for doubtful accounts	595	631
Special charges and other operating (income) expense, net	(42)	108
Cumulative effect of change in accounting method	21,812	-
Deferred income tax provision	95	3
(Gain) loss on disposals of property, plant, and equipment	(9)	60
Changes in operating assets and liabilities:
Accounts receivable	353	6,929
Inventories	(5,132)	6,708
Prepaid expenses and other	(1,846)	(4,562)
Other assets	7	(104)
Accounts payable	5,027	1,419
Accrued liabilities	(18)	(4,660)

Net cash provided by operating activities	1,177	7,880

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,806)	(1,273)
Proceeds from sale of property, plant, and equipment	85	963
Proceeds from sale of businesses	1,285	-
Proceeds from payments of notes receivable	47	75

Net cash used in investing activities	(389)	(235)

FINANCING ACTIVITIES:
Net payments under senior credit facility	(3,593)	-
Net payments under former credit facility	-	(10,000)
Borrowings under long-term obligations	990	65
Payments on long-term obligations	(1,046)	(426)
Termination of interest rate swap	(341)	-
Additions to deferred financing costs	(177)	(540)

Net cash used in financing activities	(4,167)	(10,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(78)	(102)

NET DECREASE IN CASH AND TEMPORARY INVESTMENTS	(3,457)	(3,358)
CASH AND TEMPORARY INVESTMENTS, beginning of period	9,863	10,208

CASH AND TEMPORARY INVESTMENTS, end of period	$6,406	$6,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,778	3,059

Cash payments for income taxes	$240	363

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                 Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented.  Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates.  Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the eight months ended December 31, 2001.

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

At March 31, 2002, the Company had shareholders’ equity of $62,364,000, which included an accumulated deficit of $80,143,000, and had incurred net losses of $22,047,000, $21,587,000, $6,434,000 and $73,143,000 during the three months ended March 31, 2002, the eight months ended December 31, 2001 and the two years ended April 30, 2001 and 2000, respectively.

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

3.                Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options.  Diluted net loss per share for the three months ended March 31, 2002 and 2001 does not assume exercise of any stock options as the effect would be anti-dilutive.

On October 1, 2001, the Company effected a one-for-five reverse common stock split.  All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

4.                 Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

	March 31, 2002	December 31, 2001

Chassis	$9,679	$8,157
Raw Materials	13,054	12,187
Work in process	10,676	9,614
Finished goods	31,729	30,156

	$65,138	$60,114

5.                 Special Charges and Disposition of Towing Services Assets

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

Impairment charges of $10,778,000 and $50,542,000 were recorded in the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000 to write-down the goodwill in certain towing services markets to their estimated fair value.  Additionally, charges of $2,644,000 and $18,576,000 were recorded for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000 to write-down the carrying value of certain fixed assets (primarily property and equipment) in related markets to estimated fair value.  The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  Impairment charges of $1,480,000 and $4,967,000 were recorded to reduce the carrying amount of goodwill to estimated fair value at December 31, 2001 and April 30, 2000.  The Company recorded $1,770,000 and $2,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000.

During the three months ended March 31, 2002, the Company continued efforts to reduce expenses in the towing services segment. As part of these efforts, the Company disposed of assets in two underperforming market, as well as certain assets in other markets.  Total proceeds from these sales were approximately $1,255,000. No significant gains or losses were realized upon the sale of these assets.  The Company continues to investigate financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

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

6.             Goodwill and Other Long-Lived Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (collectively the “Standards”).  The Standards are effective for fiscal years beginning after December 15, 2001.  Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year.  SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged.  The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value.  SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment.  Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities,operations, and assets of the entity.

Upon adoption of SFAS No. 142 in January 2002, the Company ceased to amortize goodwill.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  As a result of impairment reviews, the Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during the three months ended March 31, 2002.  The write-off has been accounted for as a cumulative effect of change in accounting method to reflect application of the new accounting standards.

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

7.              Long-Term Obligations

In July 2001, the Company entered into a new four year senior credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.  At March 31, 2002, $38.8 million and $35.9 million, respectively were outstanding under the towing and recovery segment and RoadOne portions of the revolving credit facility.  In addition, $6.4 million was outstanding under the senior term loan, and $14.0 million was outstanding under the subordinated secured facility.

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

On April 15, 2002 the Company amended the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 12, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005.  On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments.  On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

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

8.                 Commitments and Contingencies

The Company is, from time to time, a party to litigation arising in the normal course of its business.  Management believes that the Company maintains adequate insurance coverage and as a result, none of these actions, individually or in the aggregate are expected to have a material adverse effect on the financial position or operations of the Company.

9.                 Income Taxes

As of March 31, 2002, the Company had net deferred tax assets of $9.3 million.  A deferred tax asset valuation allowance of $7.1 million was established as of December 31, 2001.  The allowance reflects the Company's recognition that continuing losses from operations and certain liquidity matters discussed in Note 2 indicate that it is more likely than not certain future tax benefits will not be realized as a result of future taxable income.

10.              Comprehensive Income

The Company has other comprehensive income (loss) in the form of cumulative translation adjustments and amortization of losses on early termination of interest rate swap transaction as more fully discussed in Note 11.  Total other comprehensive income (loss) of approximately $(432,000) and $28,000 were recorded for the three months ended March 31, 2002 and 2001, respectively.

11.              Financial Instruments And Hedging Activities

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

In October 2001, the Company obtained interest rate swaps as required by terms in its Credit Facility to hedge exposure to market fluctuations.  The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%.  The swaps expire annually from October 2002 to October 2004.  Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  During the first quarter of 2002, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss was recorded in Other Comprehensive Loss in February 2002 and will be reclassified to earning as interest expense over the term of the Credit Facility.

At March 31, 2002, the Company had no other derivative instruments or hedging transactions.

12.               Recent Accounting Pronouncements

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

13.              Segment Information

The Company operates in two principal operating segments:  (i) towing and recovery equipment and (ii) towing services.  The table below presents information about reported segments for the three months ended March 31, 2002 and 2001 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended March 31, 2002:
Net sales-external	$70,301	$34,029	-	$104,330
Net sales-internal	1,321	-	(1,321)	-
Special charges and other operating income (expense), net	-	42	-	42
Operating income (loss)	2,636	(419)	1	2,218
Interest expense, net	1,448	652	-	2,100
Income (loss) before income taxes	1,098	(1,071)	1	28
Cumulative effect of change in accounting method	2,886	18,926	-	21,812
Total assets	241,637	55,054	(64,977)	231,714

For the three months ended March 31, 2001:
Net sales-external	$73,692	$41,396	-	$115,088
Net sales-internal	-	-	-	-
Special charges and other operating income (expense), net	-	(108)	-	(108)
Operating income (loss)	1,687	(473)	-	1,214
Interest expense, net	1,819	2,237	-	4,056
Income (loss) before income taxes	(132)	(2,710)	-	(2,842)
Total assets	242,590	100,741	(62,259)	281,072

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Towing Services Initiatives

During the three months ended March 31, 2002, the Company continued its efforts to reduce expenses in the towing services segment.   As part of these efforts, the Company disposed of assets in two underperforming markets, as well as assets in certain other markets for proceeds of approximately $1,255,000.  No significant gains or losses were realized upon the sale of these assets.  The Company continues to investigate all financial alternatives with respect to the overall towing services segment in order to enhance shareholder value.

Change in Fiscal Year

On September 25, 2001, the Company announced that its Board of Directors had approved a change in the Company’s fiscal year, from April 30 to December 31, effective December 31, 2001.  The change to a December 31 fiscal year will enable the Company to report results on a conventional calendar basis beginning in 2002.  As a result of the change in fiscal year, the Company filed a transition report for the eight month period ended December 31, 2001.

Results of Operations--Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Net sales for the three months ended March 31, 2002, decreased 9.4% to $104.3 million from $115.1 million for the comparable period in 2001.  Net sales in the towing and recovery equipment segment decreased 4.6% from $73.7 million to $70.3 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers.  Net sales in the towing services segment decreased 17.8% from $41.4 million to $34.0 million.  Revenues in the towing services segment continued to be negatively impacted during the three months ended March 31, 2002 by the impact on the overall transportation industry following the events of September 11th, as well as the sale of several towing services markets.

Costs of operations for the three months ended March 31, 2002, decreased 8.3% to $89.8 from $98.0 million for the comparable period in 2000.  Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 87.9% to 87.7%.  In the towing services segment, costs of operations as a percentage of net sales increased from 80.1% to 82.7% primarily due to declines in revenue of certain underperforming markets.

Selling, general, and administrative expenses for the three months ended March 31, 2002, decreased 21.2% to $12.4 million from $15.8 million for the comparable period of 2001.  The decrease was due primarily to the continued cost reduction efforts implemented in prior fiscal years.

Net interest expense decreased $2.0 million to $2.1 million for the three months ended March 31, 2002 from $4.1 million for the three months ended March  31, 2001.  During the three months ended March 31, 2002, the Company incurred lower interest expense as a result of  refinancing its line of credit at more favorable rates in July 2001, as well as a decrease in debt levels.

Income taxes are accounted for on a consolidated basis and are not allocated by segment.  Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries.  The effective rate of the provision for (benefit from) income taxes was not meaningful  for the three months ended March 31, 2002 and (31.4)% for the three months ended March 31, 2001.

Liquidity and Capital Resources

Cash provided by operating activities was $1.2 million for the three months ended March 31, 2002 compared to $7.8 million for the comparable period of 2001.  The cash provided by operating activities for the three months ended March 31, 2002 was primarily the result of slight increases in accounts payable, offset by increases in inventory in preparation for the industry’s largest trade show.

Cash used in investing activities was $0.4 million for the three months ended March 31, 2002 compared to $0.2 million for the comparable period in 2001.  The cash used in investing activities was primarily for the purchase of equipment in the towing services segment.

Cash used in financing activities was $4.1 million for the three months ended March 31, 2002 and $10.9 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

In July 2001, the Company entered into a new four year senior credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.  At March 31, 2002, $38.8 million and $35.9 million, respectively were outstanding under the towing and recovery segment and RoadOne portions of the revolving credit facility.  In addition, $6.4 million was outstanding under the senior term loan, and $14.0 million was outstanding under the subordinated secured facility.

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

On April 15, 2002 the Company amended the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 12, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005.  On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments.  On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

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

The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the remainder of the current fiscal year.  No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company’s control.

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

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits. – None

	(b)	Reports on Form 8-K – No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Vice President and
Chief Financial Officer

Date:    May 15, 2002