Form 10-Q
period 2002-06-30
MILLER INDUSTRIES INC /TN/
filed 2002-08-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

YES  X         NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of July 31, 2002 was 9,341,436.

INDEX

PART I	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets -
		June 30, 2002 and December 31, 2001	3

		Condensed Consolidated Statements of Operations
		for the Three and Six Months Ended June 30, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows
		for the Six Months Ended June 30, 2002 and 2001	5

		Notes to Condensed Consolidated Financial
		Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	15

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES			23

PART 1.       FINANCIAL INFORMATION
       ITEM 1.       Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

ASSETS

	June 30, 2002	December 31, 2001

CURRENT ASSETS:
Cash and temporary investments	$8,091	$9,126
Accounts receivable, net	64,641	59,534
Inventories	58,913	60,059
Deferred income taxes	11,654	12,421
Current assets of discontinued operations	5,484	8,661
Prepaid expenses and other	8,318	11,330

Total current assets	157,101	161,131

PROPERTY, PLANT, AND EQUIPMENT, net	42,363	41,313

GOODWILL, net	11,619	29,489

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	9,135	15,755

OTHER ASSETS, net	5,386	5,275

	$225,604	$252,963

CURRENT LIABILITIES:
Current portion of long-term debt	$11,215	$12,405
Accounts payable	41,956	35,194
Accrued liabilities and other	21,648	20,685
Current liabilities of discontinued operations	3,762	5,246

Total current liabilities	78,581	73,530

LONG-TERM DEBT, less current portion	69,510	76,835

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	11,767	14,727

DEFERRED INCOME TAXES	3,028	3,028

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 9,341,436 shares issued and outstanding at June 30, 2002 and December 31, 2001	93	93
Additional paid-in capital	145,088	145,088
Accumulated deficit	(80,486)	(58,096)
Accumulated other comprehensive loss	(1,977)	(2,242)

Total shareholders' equity	62,718	84,843

	$225,604	$252,963

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

NET SALES:
Towing and Recovery Equipment	$75,199	$86,641	$145,500	$160,333
Towing Services	25,053	26,376	48,994	52,084

	100,252	113,017	194,494	212,417

COSTS AND EXPENSES:
Costs of operations:
Towing and Recovery Equipment	65,778	76,428	127,425	141,231
Towing Services	20,588	21,807	39,576	40,298

	86,366	98,235	167,001	181,529
Selling, general, and administrative expenses	11,002	10,976	21,664	24,299
Interest expense, net	2,349	3,550	4,199	6,739

Total costs and expenses	99,717	112,761	192,864	212,567

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	535	256	1,630	(150)
INCOME TAX PROVISION (BENEFIT)	216	(67)	479	(961)

INCOME (LOSS) FROM CONTINUING OPERATIONS	319	323	1,151	811

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(559)	(462)	(1,669)	(2,791)
Gain (loss) from disposals of discontinued operations	(102)	168	(60)	60

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD	(342)	29	(578)	(1,920)

Cumulative effect of change in accounting method	-	-	(21,812)	-

NET LOSS	$(342)	$29	$(22,390)	$(1,920)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.03	$0.03	$0.12	$0.09
Loss from discontinued operations	(0.06)	(0.05)	(0.18)	(0.30)
Gain (loss) from disposals of discontinued operations	(0.01)	0.02	-	-
Cumulative effect of accounting change	-	-	(2.34)	-

Basic income (loss)	$(0.04)	$0.00	$(2.40)	$(0.21)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.03	0.03	0.12	0.09
Loss from discontinued operations	(0.06)	(0.05)	(0.18)	(0.30)
Gain (loss) from disposals of discontinued operations	(0.01)	0.02	-	-
Cumulative effect of accounting change	-	-	(2.34)	-

Diluted income (loss)	$(0.04)	$0.00	$(2.40)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	9,341	9,341	9,341	9,341

Diluted	9,355	9,342	9,349	9,343

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(22,390)	$(1,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	1,669	2,791
(Gain) loss from disposals of discontinued operations	60	(60)
Depreciation and amortization	4,232	6,140
Provision for doubtful accounts	481	(114)
Cumulative effect of change in accounting method	21,812	-
Deferred income tax provision	99	(829)
(Gain) loss on disposals of property, plant, and equipment	(35)	(266)
Paid in kind interest	213	-
Proceeds from tax refund	4,248	-
Changes in operating assets and liabilities:
Accounts receivable	(3,790)	(1,734)
Inventories	1,439	17,315
Prepaid expenses and other	(1,698)	(600)
Other assets	(18)	(791)
Accounts payable	6,481	11,470
Accrued liabilities	(581)	(6,955)

Net cash provided by operating activities	12,222	24,447

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,301)	(1,708)
Proceeds from sale of property, plant, and equipment	152	358
Proceeds from sale of businesses	-	-
Proceeds from payments of notes receivable	94	75

Net cash used in investing activities	(3,055)	(1,275)

FINANCING ACTIVITIES:
Net payments under senior credit facility	(10,561)	-
Net payments under former credit facility	-	(24,000)
Borrowings under long-term obligations	917	-
Payments on long-term obligations	(2,388)	(441)
Termination of interest rate swap	(290)	-
Additions to deferred financing costs	(1,015)	(532)

Net cash used in financing activities	(13,337)	(24,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	379	(133)

NET CASH USED IN DISCONTINUED OPERATIONS	(788)	(2,393)

PROCEEDS FROM SALES OF DISCONTINUED OPERATIONS	3,544	1,466

NET DECREASE IN CASH AND TEMPORARY INVESTMENTS	(1,035)	(2,861)

CASH AND TEMPORARY INVESTMENTS, beginning of period	9,126	8,478

CASH AND TEMPORARY INVESTMENTS, end of period	$8,091	$5,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,718	$6,033

Cash payments for income taxes	$354	$459

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

At June 30, 2002, the Company had shareholders’ equity of $62,718,000 which included an accumulated deficit of $80,486,000 and had incurred net losses of $22,390,000, $21,587,000, $6,434,000 and $73,143,000 during the six months ended June 30, 2002, the eight months ended December 31, 2001 and the two years ended April 30, 2001 and 2000, respectively.  As more fully disclosed in Note 5, net losses included special charges and other operating expenses, net of $16,672,000 for the eight months ended December 31, 2001 and $82,896,000 for the twelve months ended April 30, 2000.  Losses for the six months ended June 30, 2002 included losses related to a cumulative change in accounting principle of $21,812,000 as discussed in Note 6.

At April 15, 2002, the Company negotiated amendments to its credit facility that waived certain defaults and brought the Company back into compliance.  The Company may continue to have difficulties in the future complying with the covenants and other requirements of the credit agreement, and in such event would have to seek additional waivers or amendments.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  Currently, the Company is involved in discussions with its senior lenders regarding which of its reconditioned inventory should be classified as eligible inventory.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

As more fully disclosed in Note 8, the April 15, 2002 amendments will substantially increase future interest rates at certain dates if amounts outstanding under the RoadOne portion of the revolving credit facility exceed defined thresholds.  The amendments also reduce the maximum RoadOne revolver amount from $36.0 million to $34.0 million as of August 12, 2002 and to $30.0 million as of October 12, 2002.  Commencing March 31, 2003, the borrowing limits will be further reduced by $3.0 million on a quarterly basis, with such reductions continuing until the limit reaches zero at June 30, 2005, the approximate stated loan termination date.  At June 30, 2002, the balance of the RoadOne revolver was $29.0 million, $1.0 million below the October 12, 2002 required balance.

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

To improve liquidity and profitably, the Company has focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. These efforts have resulted in approximately $5.0 million reductions to the RoadOne revolver since December 31, 2001.  The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver and cured the overadvance position.  Additionally, the towing and recovery equipment revolver and the term loan have been reduced $1.5 million and $1.8 million, respectively since year end.  The Company plans to aggressively continue these efforts. The Company also continues to investigate financial alternatives with respect to the overall towing services segment.

3.                Discontinued Operations

During the quarter ended June 30, 2002 the Company’s management and board of directors approved a plan to dispose of certain identified assets, which primarily consist of underperforming market, of the towing services segment.  These assets are considered a “disposal group” in accordance with the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.  Accordingly, these assets are no longer being depreciated, and all assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements as discontinued operations.  Prior period financial information has been reclassified to conform with this presentation.

The operating results for the discontinued towing services operations for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$9,665	$14,534	$19,754	$30,222
Loss from discontinued operations	294	126	1,155	1,589
(Gain) losses from disposals of discontinued operations	102	(168)	60	(60)

The following assets and liabilities were reclassified as held for sales (in thousands):

	June 30, 2002	December 31, 2001

Cash and temporary investments	$403	$736
Accounts receivable, net	4,267	7,022
Inventories	17	55
Prepaid expenses and other current assets	797	848

Current assets of discontinued operations	$5,484	$8,661

Property, plant, and equipment, net	$9,135	$11,809
Goodwill, net	-	3,946

Noncurrent assets of discontinued operations	$9,135	$15,755

Accounts payable	$1,245	$1,172
Accrued liabilities and other	2,517	4,074

Current liabilities of discontinued operations	$3,762	$5,246

Long-term debt	$11,767	$14,727

Noncurrent liabilities of discontinued operations	$11,767	$14,727

During the six months ended June 30, 2002, the Company continued efforts to reduce expenses in the towing services segment. As part of these efforts, the Company disposed of assets in seven underperforming markets, as well as certain assets in other markets.  Total proceeds from these sales were approximately $3,572,000.

4.                 Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 14,000 and 1,000 potential dilutive common shares for the three months ended June 30, 2002 and 2001, and 7,000 and 1,000 potential dilutive common shares for the six months ended June 30, 2002 and 2001, respectively.

On October 1, 2001, the Company effected a one-for-five reverse common stock split.  All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

5.                 Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	June 30, 2002	December 31, 2001

Chassis	$6,840	$8,157
Raw Materials	12,585	12,187
Work in process	9,150	9,614
Finished goods	30,338	30,101

	$58,913	$60,059

6.                 Special Charges and Disposition of Towing Services Assets

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

7.                 Goodwill and Other Long-Lived Assets

In June 2001, the FASB issued SFAS No. 141, "Business Combinations"and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards").  The Standards are effective for fiscal years beginning after December 15, 2001.  Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year.  SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged.  The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value.  SFAS No. 142 will require that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment.  Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity.

Upon adoption of SFAS No. 142 in January 2002, the Company ceased to amortize goodwill.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  As a result of impairment reviews, the Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during the six months ended June 30, 2002.  The write-off has been accounted for as a cumulative effect of change in accounting method to reflect application of the new accounting standards.

8.                 Long-Term Obligations

In July 2001, the Company entered into a new four year senior credit facility (the "Credit Facility") with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.  At June 30, 2002, $38.7 million and $29.0 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility.  In addition, $5.4 million was outstanding under the senior term loan, and $14.2 million was outstanding under the subordinated secured facility.

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

On April 15, 2002 the Company amended the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding if the scheduled loan reductions are not achieved under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 12, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005, the approximate stated loan termination date.  At June 30, 2002, the balance of the RoadOne revolver was $29.0 million.

On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments and receive certain of its interest as "payment in kind" to be added to the principal balance.  On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

The Company may continue to have difficulties in the future making the mandatory repayments and complying with the covenants and other requirements of the credit agreement, and in such event would have to seek additional waivers or amendments.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  Currently, the Company is involved in discussions with its senior lenders regarding which of its reconditioned inventory should be classified as eligible inventory.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

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

To improve liquidity and profitably, the Company has focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. These efforts have resulted in $5.0 million reductions to the RoadOne revolver since December 31, 2001.  The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver  and cured the overadvance position.  Additionally, the towing and recovery equipment revolver and the term loan have been reduced $1.5 million and $1.8 million, respectively since year end.  The Company plans to aggressively continue these efforts. The Company also continues to investigate financial alternatives with respect to the overall towing services segment.

9.                 Commitments and Contingencies

The Company is, from time to time, a party to litigation arising in the normal course of its business.  Management believes that the Company maintains adequate insurance coverage and as a result, none of these actions, individually or in the aggregate are expected to have a material adverse effect on the financial position or operations of the Company.

10.               Income Taxes

A deferred tax asset valuation allowance of $7.1 million was established as of December 31, 2001.   As of June 30, 2002, the deferred tax asset valuation allowance was increased to $8.6 million.   The increase reflects the Company’s recognition that continuing losses from operations and certain liquidity matters discussed in Note 2 indicate that it is more likely than not that certain future tax benefits will not be realized as a result of future taxable income.

11.               Comprehensive Income

The Company has other comprehensive income (loss) in the form of cumulative translation adjustments and amortization of losses on early termination of interest rate swap transactions as more fully discussed in Note 12.  Total other comprehensive income (loss) of approximately $(697,000) and $(278,000) were recorded for the three months ended June 30, 2002 and 2001, respectively; and $263,000 and $(250,000) were recorded for the six months ended June 30, 2002 and 2001, respectively.

12.               Financial Instruments And Hedging Activities

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

In October 2001, the Company obtained interest rate swaps as required by terms in its Credit Facility to hedge exposure to market fluctuations.  The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%.  The swaps expire annually from October 2002 to October 2004.  Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  During the first quarter of 2002, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss was recorded in Other Comprehensive Loss in February 2002 and will be reclassified to earnings as interest expense over the term of the Credit Facility.

At June 30, 2002, the Company had no other derivative instruments or hedging transactions.

13.               Recent Accounting Pronouncements

FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

14.               Segment Information

The Company operates in two principal operating segments:  (i) towing and recovery equipment and (ii) towing services.  The table below presents information about reported segments for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended June 30, 2002:
Net sales-external	$75,199	$25,053	$ -	$100,252
Net sales-internal	1,321	-	(1,321)	-
Operating income (loss)	2,695	188	1	2,884
Interest expense, net	1,925	424	-	2,349
Income (loss) from continuing operations before income taxes	770	(236)	1	535
Loss from discontinued operations	-	(559)	-	(559)
Gain (loss) from disposals of discontinued operations	-	(102)	-	(102)
Total assets	233,022	53,773	(65,054)	221,741

For the three months ended June 30, 2001:
Net sales-external	$86,641	$26,376	$ -	$113,017
Net sales-internal	273	-	(273)	-
Operating income (loss)	4,264	(431)	(27)	3,806
Interest expense, net	3,006	544	-	3,550
Income (loss) from continuing operations before income taxes	1,258	(975)	(27)	256
Loss from discontinued operations	-	(462)	-	(462)
Gain (loss) from disposals of discontinued operations	-	168	-	168
Total assets	242,116	94,931	(64,994)	272,053

For the six months ended June 30, 2002:
Net sales-external	$145,500	$48,994	$ -	$194,494
Net sales-internal	1,321	-	(1,321)	-
Operating income (loss)	5,242	586	1	5,829
Interest expense, net	3,373	826	-	4,199
Income (loss) from continuing operations before income taxes	1,869	(240)	1	1,630
Loss from discontinued operations	-	(1,670)	-	(1,670)
Gain (loss) from disposals of discontinued operations	-	(60)	-	(60)
Cumulative effect of change in accounting method	2,886	18,926	-	21,812
Total assets	233,022	53,773	(65,054)	221,741

For the six months ended June 30, 2001:
Net sales-external	$160,333	$52,084	-	$212,417
Net sales-internal	273	-	273	-
Operating income (loss)	5,951	665	(27)	6,589
Interest expense, net	4,826	1,913	-	6,739
Income (loss) from continuing operations before income taxes	1,124	(1,247)	(27)	(150)
Loss from discontinued operations	-	(2,791)	-	(2,791)
Gain (loss) from disposals of discontinued operations	-	60	-	60
Total assets	242,116	94,931	(64,994)	272,053

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Towing Services Initiatives

During the six months ended June 30, 2002, the Company continued its efforts to reduce expenses in the towing services segment.  As part of these efforts, the Company disposed of assets in underperforming markets, as well as assets in certain other markets for proceeds of approximately $3,572,000.  The Company plans to aggressively continue these efforts. The Company also continues to investigate financial alternatives with respect to the overall towing services segment.

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

Discontinued Operations

During the quarter ended June 30, 2002 the Company’s management and board of directors approved a plan to dispose of certain identified assets, which primarily consist of underperforming market, of the towing services segment.  These assets are considered a “disposal group” in accordance with the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.  Accordingly, these assets are no longer being depreciated, and all assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements as discontinued operations.  Prior period financial information has been reclassified to conform with this presentation.  The discussions and analyses contained herein are of continuing operations, as restated, unless otherwise noted.

Results of Operations--Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

Net sales for the three months ended June 30, 2002, decreased 11.3% to $100.3 million from $113.0 million for the comparable period in 2001.  Net sales in the towing and recovery equipment segment decreased 13.2% from $86.6 million to $75.2 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers.  Net sales in the towing services segment decreased 5.0% from $26.4 million to $25.1 million.  Revenues in the towing services segment continued to be negatively impacted during the three months ended June 30, 2002 by the impact on the overall transportation industry following the events of September 11th, as well as the sale of several towing services markets.

Costs of operations for the three months ended June 30, 2002, decreased 12.1% to $86.4 from $98.2 million for the comparable period in 2001.  Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 88.2% to 87.5%.  In the towing services segment, costs of operations as a percentage of net sales also decreased slightly from 82.7% to 82.2%.

Selling, general, and administrative expenses for the three months ended June 30, 2002, remained constant at $11.0 million.

Net interest expense decreased $1.3 million to $2.3 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001.  During the three months ended June 30, 2002, the Company incurred lower interest expense as a result of refinancing its line of credit at more favorable rates in July 2001, as well as a decrease in debt levels.

Income taxes are accounted for on a consolidated basis and are not allocated by segment.  Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries.  The effective rate of the provision for  income taxes was 40.4% and 29.4% for the three months ended June 30, 2002 and 2001, respectively.

For the three months ended June 30, 2002, the loss from discontinued operations was $559,000 compared to $1,669,000 for the prior year period.  The loss from the sales of discontinued operations for the three months ended June 30, 2002 and 2001 was $102,000 and $60,000, respectively.  The decrease in losses is primarily the result of the Company’s efforts to dispose of the least profitable operations early in the disposal process.

Results of Operations--Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

Net sales for the six months ended June 30, 2002, decreased 8.4% to $194.5 million from $212.4 million for the comparable period in 2001.  Net sales in the towing and recovery equipment segment decreased 9.3% from $160.3 million to $145.5 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers.  Net sales in the towing services segment decreased 5.9% from $52.1 million to $49.0 million.  Revenues in the towing services segment continued to be negatively impacted during the six months ended June 30, 2002 by the impact on the overall transportation industry following the events of September 11th.

Costs of operations for the six months ended June 30, 2002, decreased 8.0% to $167.0 from $181.5 million for the comparable period in 2001.  Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 88.1% to 87.6%.  In the towing services segment, costs of operations as a percentage of net sales increased from 77.4% to 80.8% primarily due to declines in revenue of certain underperforming markets and increased insurance costs.

Selling, general, and administrative expenses for the six months ended June 30, 2002, decreased 10.8% to $21.7 million from $24.3 million for the comparable period of 2001.  The decrease was due primarily to the continued cost reduction efforts implemented in prior fiscal years.

Net interest expense decreased $2.5 million to $4.2 million for the six months ended June 30, 2002 from $6.7 million for the three months ended June 30, 2001.  During the six months ended June 30, 2002, the Company incurred lower interest expense as a result of  refinancing its line of credit at more favorable rates in July 2001, as well as a decrease in debt levels.

Income taxes are accounted for on a consolidated basis and are not allocated by segment.  Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries.  The effective rate of the provision for (benefit from) income taxes was 29.4% for the six months ended June 30, 2002 and not meaningful for the six months ended June 30, 2001.

For the three months ended June 30, 2002, the loss from discontinued operations was $462,000 compared to $2,791,000 for the prior year period.  The decrease in losses is primarily the result of the Company’s efforts to dispose of the least profitable operations early in the disposal process.  The gain from the sales of discontinued operations for the three months ended June 30, 2002 and 2001 was $168,000 and $60,000, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $12.2 million for the six months ended June 30, 2002, which included tax refunds of approximately $4.2 million, compared to $24.4 million for the comparable period of 2001.  The cash provided by operating activities for the six months ended June 30, 2002 was primarily the result of the aforementioned tax refund received, as well as an increase in accounts payable and a decrease in inventory, partially offset by an increase in accounts receivable.

Cash used in investing activities was $3.1 million for the six months ended June 30, 2002 compared to $1.3 million for the comparable period in 2001.  The cash used in investing activities was primarily for the purchase of equipment in the towing services segment.

Cash used in financing activities was $13.4 million for the six months ended June 30, 2002 and $25.0 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

In July 2001, the Company entered into a new four year senior credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.  At June 30, 2002, $38.7 million and $29.0 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility.  In addition, $5.4 million was outstanding under the senior term loan, and $14.2 million was outstanding under the subordinated secured facility.

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

On April 15, 2002 the Company amended the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding if the scheduled loan reductions are not achieved under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 12, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005, the approximate stated loan termination date.   On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments.  At June 30, 2002, the balance of the RoadOne revolver was $29.0 million.

On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003 and receive certain of its interest as "payment in kind" to be added to the principal balance.

The Company may continue to have difficulties in the future making the mandatory repayments and complying with the covenants and other requirements of the credit agreement, and in such event would have to seek additional waivers or amendments.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  Currently, the Company is involved in discussions with its senior lenders regarding which of its reconditioned inventory should be classified as eligible inventory.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $3.0 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2002.  At June 30, 2002, the Company also had approximately $20.3 million in non-cancellable operating lease obligations.  Approximately, $16.3 million relates to truck and building leases in the towing services segment.

To improve liquidity and profitably, the Company has focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. These efforts have resulted in $5.0 million reductions to the RoadOne revolver since December 31, 2001.  The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver and cured the overadvance position.   Additionally, the towing and recovery equipment revolver and the term loan have been reduced $1.5 million and $1.8 million, respectively since year end.  The Company plans to aggressively continue these efforts. The Company also continues to investigate financial alternatives with respect to the overall towing services segment.

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

The Company believes that cash on hand, cash flows from operations and unused borrowing capacity under the Credit Facility will be sufficient to fund its operating needs, capital expenditures and debt service requirements for the remainder of the current fiscal year.  The Company continues to focus on cost reduction and expense control, as well as other opportunities for improving operating cash flow and plans to aggressively continue these efforts.  No assurance in this regard can be given, however, since future cash flows and the availability of financing will depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company’s control.

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
The Annual Meeting of Shareholders was held on Friday, May 24, 2002 in Norcross, Georgia, at which the following matters were submitted to a vote of the shareholders:

a.  Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

	For	Withheld
Jeffrey I. Badgley	6,993,550	229,008
Russell Chandler III	6,781,486	441,072
Paul A. Drack	6,781,130	441,428
William G. Miller	6,653,640	568,918
Richard H. Roberts	6,782,150	440,408

Item 6.
Exhibits and Reports on Form 8-K

	(a)	Exhibits

		99	Joint Statement of Chief Executive Officer and Chief Financial Officer of Miller Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K – No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Vice President and
Chief Financial Officer

Date:    August 14, 2002