Form 10-Q/A
period 2002-06-30
MILLER INDUSTRIES INC /TN/
filed 2002-08-22
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1 to
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

A sentence in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 contained an incorrect number, due to an inadvertent typographical error. The sentence previously stated, "In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $3.0 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2002." The amended sentence now states, "In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $5.2 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2002." The only change to Item 2 effected by this Amendment is to correct this typographical error. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of Item 2, as amended.

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

In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $5.2 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2002.  At June 30, 2002, the Company also had approximately $20.3 million in non-cancellable operating lease obligations.  Approximately, $16.3 million relates to truck and building leases in the towing services segment.

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

Date:    August 22, 2002