Form 10-Q
period 2002-09-30
MILLER INDUSTRIES INC /TN/
filed 2002-11-15
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

YES  X         NO __

 The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of October 31, 2002 was 9,341,436.

INDEX

PART I.	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets -
		September 30, 2002 and December 31, 2001	3

		Condensed Consolidated Statements of Operations
		for the Three and Nine Months Ended September 30, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows
		for the Nine Months Ended September 30, 2002 and 2001	5

		Notes to Condensed Consolidated Financial
		Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES			27

PART 1.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

MILLER INDUSTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

ASSETS

	September 30, 2002	December 31, 2001

CURRENT ASSETS:
Cash and temporary investments	$9,337	$9,095
Accounts receivable, net	58,065	59,273
Inventories	52,906	60,059
Deferred income taxes	6,593	12,421
Current assets of discontinued operations	5,986	9,047
Prepaid expenses and other	6,476	11,236

Total current assets	139,363	161,131

PROPERTY, PLANT, AND EQUIPMENT, net	38,237	39,270

GOODWILL, net	11,619	27,863

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	9,643	19,424

OTHER ASSETS, net	5,742	5,275

	$204,604	$252,963

CURRENT LIABILITIES:
Current portion of long-term debt	$17,275	$12,405
Accounts payable	38,094	35,155
Accrued liabilities and other	15,823	19,961
Current liabilities of discontinued operations	13,441	6,009

Total current liabilities	84,633	73,530

LONG-TERM DEBT, less current portion	55,255	76,242

NONCURRENT LIABILTIES OF DISCONTINUED OPERATIONS	0	15,320

DEFERRED INCOME TAXES	3,028	3,028

SHAREHOLDERS' EQUITY (Note 2):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $.01 par value, 100,000,000 shares authorized; 9,341,436 shares issued and outstanding at September 30, 2002 and December 31, 2001	93	93
Additional paid –in capital	145,088	145,088
Accumulated deficit	(81,448)	(58,096)
Accumulated other comprehensive loss	(2,045)	(2,242)

Total shareholders' equity	61,688	84,843

	$204,604	$252,963

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

NET SALES:
Towing and Recovery Equipment	$69,786	$74,037	$215,287	$234,369
Towing Services	24,014	24,493	71,286	74,836

	93,800	98,530	286,573	309,205

COSTS AND EXPENSES:
Costs of operations:
Towing and Recovery Equipment	61,409	65,323	188,833	206,554
Towing Services	20,411	19,337	58,712	58,307

	81,820	84,660	247,545	264,861
Selling, general, and administrative expenses	10,453	11,290	31,934	35,354
Interest expense, net	2,116	2,430	6,318	9,195

Total costs and expenses	94,389	98,380	285,797	309,410

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(589)	150	776	(205)
INCOME TAX PROVISION (BENEFIT)	179	(230)	658	(1,191)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(768)	380	118	986

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(162)	(854)	(1,566)	(3,441)
Gain (loss) from disposals of discontinued operations	(32)	(245)	(92)	(185)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD	(962)	(719)	(1,540)	(2,640)
Cumulative effect of change in accounting method	--	--	(21,812)	--

NET LOSS	$(962)	$(719)	$(23,352)	$(2,640)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$(0.08)	$0.04	$0.01	$0.11
Loss from discontinued operations	(0.02)	(0.09)	(0.17)	(0.38)
Gain (loss) from disposals of discontinued operations	--	(0.03)	(0.01)	(0.02)
Cumulative effect of accounting principle	--	--	(2.34)	--

Basic income (loss)	$(0.10)	$(0.08)	$(2.51)	$(0.29)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$(0.08)	$0.04	$0.01	$0.11
Loss from discontinued operations	(0.02)	(0.09)	(0.17)	(0.38)
Gain (loss) from disposals of discontinued operations	--	(0.03)	(0.01)	(0.02)
Cumulative effect of accounting change	--	--	(2.34)	--

Diluted income (loss)	$(0.10)	$(0.08)	$(2.51)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	9,341	9,341	9,341	9,341

Diluted	9,341	9,343	9,349	9,343

See accompanying notes to condensed consolidated financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(23,352)	$(2,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	1,566	3,441
(Gain) loss from disposals of discontinued operations	92	185
Depreciation and amortization	6,296	8,570
Provision for doubtful accounts	543	(151)
Cumulative effect of change in accounting principle	21,812	--
Deferred income tax provision	106	(823)
(Gain) loss on disposals of property, plant, and equipment	(45)	(222)
Paid in kind interest	428	--
Proceeds from tax refund	9,046	--
Changes in operating assets and liabilities:
Accounts receivable	2,154	(2,249)
Inventories	7,838	17,453
Prepaid expenses and other	(1,243)	(783)
Other assets	(49)	(241)
Accounts payable	2,201	10,507
Accrued liabilities	(4,083)	(5,697)

Net cash provided by operating activities	23,310	27,350

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,060)	(2,513)
Proceeds from sale of property, plant, and equipment	175	416
Proceeds from payments of notes receivable	137	209

Net cash used in investing activities	(4,748)	(1,888)

FINANCING ACTIVITIES:
Net payments under senior credit facility	(21,849)	66,619
Net payments under former credit facility	--	(100,000)
Borrowings under subordinated credit facility	--	14,000
Borrowings under long-term obligations	1,948	31
Payments on long-term obligations	(3,248)	(2,402)
Termination of interest rate swap	(263)	--
Additions to deferred financing costs	(1,412)	(3,296)

Net cash used in financing activities	(24,824)	(25,048)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	447	(211)

NET CASH USED IN DISCONTINUED OPERATIONS	(4,541)	(3,094)

PROCEEDS FROM SALES OF DISCONTINUED OPERATIONS	10,598	2,798

NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS	242	(93)
CASH AND TEMPORARY INVESTMENTS, beginning of period	9,095	8,295

CASH AND TEMPORARY INVESTMENTS, end of period	$9,337	$8,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$5,552	$7,723

Cash payments for income taxes	$576	$546

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

At September 30, 2002, the Company had shareholders’ equity of $61,688,000 which included an accumulated deficit of $81,448,000 and had incurred net losses of $23,352,000, $21,587,000 and $6,434,000 during the nine months ended September 30, 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001.  As more fully disclosed in Note 6, net losses included special charges and other operating expenses, net of $16,672,000 for the eight months ended December 31, 2001.  Losses for the nine months ended September 30, 2002 included losses related to a cumulative change in accounting principle of $21,812,000 as discussed in Note 7.

The Company has on several occasions negotiated amendments to its credit facility that waived certain defaults and brought the Company back into compliance.  The Company may continue to have difficulties in the future complying with the covenants and other requirements of the credit agreement, and in such event would have to seek additional waivers or amendments.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

On September 13, 2002, the Company entered into the Third Amendment to Credit Agreement in connection with its senior credit facility.  Pursuant to the Third Amendment, the amount of the mandatory periodic reductions in the RoadOne revolving loan commitment amount, as established in the April 15, 2002 Second Amendment to Credit Agreement, were increased by amounts calculated based on updated asset appraisals completed in September 2002.  Consequently, the Company will need to repay outstanding loans and permanently reduce the RoadOne loan commitment under its senior credit facility over the life of the loan and prior to the maturity date.  Pursuant to the terms of the Second and Third Amendments, the failure by the Company to repay outstanding loans and to reduce the RoadOne revolving loan commitment by the amounts and the times required pursuant to these amendments will result in increased interest rates on the senior loans and/or the occurrence of an event of default under the senior credit agreement.

In addition, pursuant to the Third Amendment, the amount of certain used inventory taken in trade that may be considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter.  Accordingly, after February 28, 2003 the Company will not be able to include used goods taken in trade for purposes of determining borrowing availability under its existing senior loan facility and this may result in additional mandatory pay downs of outstanding loans.

On November 14, 2002, the Company entered into the Fourth Amendment to the Credit Facility, which granted waivers from the Senior Lenders of violations of certain financial covenants for the quarter ended September 2002. There were no violations under the Junior Credit facility. The Amendment also reduced the level of certain financial covenants for future periods, basing them strictly on the results of the towing and recovery equipment segment for those periods. In addition, the amendment revised the Road One revolving commitment amount based on the plan to sell all remaining towing service operations, reducing the commitment amount to $15.0 million at November 30, 2002, $12.0 million at December 31, 2002, $9.0 million at January 31, 2003, $6.0 million at February 28, 2003 and reducing to zero as of March 31, 2003. The entire Road One revolving line of credit has been classified as current maturities to reflect the commitment amounts set forth in the November 2002 amendments.  At November 14, 2002, the actual balance under the Road One Revolving line of credit was $15.7 million.

Meeting the new repayment schedule will require that the Company sell its towing services businesses according to its contemplated schedule on acceptable terms.  While the Company believes its timetable for sales is achievable, there can be no assurance that the schedule can be met.  Failure to achieve the Company’s timetable for such sales or cash flow projections could result in failure to comply with the amended debt service requirements.  Such non-compliance would result in an event of default, which if not waived by the lending groups, would result in the acceleration of the amounts due under the credit facility as well as other remedies.   In such case, the Company would seek to refinance the remaining balances, but there is no assurance that the Company would be able to obtain any such refinancing.  If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company’s business and financial condition would be materially and adversely affected.

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows to improve liquidity. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt.  As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver and cured the overadvance position that existed at that time.  An additional tax refund of $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.  All of these efforts have resulted in approximately $18.3 million in reductions to the RoadOne revolver since December 31, 2001.  Additionally, the towing and recovery equipment revolver and the term loan have been reduced $3.5 million and $2.3 million, respectively, since year end.

3.                Discontinued Operations

During the quarter ended June 30, 2002 the Company’s management and board of directors approved a plan to dispose of certain identified assets, which primarily consist of underperforming markets of the towing services segment.  These assets are considered a “disposal group” in accordance with the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.  Accordingly, these assets are no longer being depreciated, and all assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements as discontinued operations.  Prior period financial information has been reclassified to conform with this presentation.

During the nine months ended September 30, 2002, the Company disposed of assets in thirteen underperforming markets, as well as certain assets in other markets.  Total proceeds from these sales were approximately $10,598,000.  As discussed above, these markets have been considered discontinued operations as of September 30, 2002 for financial reporting purposes.

The operating results for the discontinued towing services operations for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30

	2002	2001	2002	2001

Net Sales	$8,790	$14,231	$30,265	$46,194
Loss from discontinued operations	162	854	1,566	3,441
Loss from disposals of discontinued operations	32	245	923	185

The following assets and liabilities were reclassified as held for sales (in thousands):

	September 30, 2002	December 31, 2001

Cash and temporary investments	$206	$768
Accounts receivable, net	5,462	7,282
Inventories	--	55
Prepaid expenses and other current assets	318	942

Current assets of discontinued operations	$5,986	$9,047

Property, plant, and equipment, net	$9,643	$13,852
Goodwill, net	--	5,572

Noncurrent assets of discontinued operations	$9,643	$19,424

Current portion of long-term debt	$9,338	$--
Accounts payable	1,264	1,211
Accrued liabilities and other	2,839	4,798

Current liabilities of discontinued operations	$13,441	$6,009

Long-term debt	$--	$15,320

Noncurrent liabilities of discontinued operations	$--	$15,320

In October 2002, the Company made the decision to sell all remaining towing services operations. Between October 1, 2002 and November 12, 2002 the Company disposed of nine towing services operations in seven towing services markets, with proceeds of approximately $5.0 million.  In accordance with SFAS No. 144, the Company will report the entire towing services segment as discontinued operations, as of the beginning of the fourth quarter of 2002.  Accordingly, depreciation of fixed assets will cease as of October 1, 2002.  As of such date, all assets, liabilities, and results of operations will be separately presented as discontinued operations and all prior period financial information will be presented to conform with this treatment.

Risks Involved with Wind Down of Towing Services Division.  The Company is in the process of selling all of its remaining towing services businesses in a relatively short period of time.  The Company intends to have this process completed by December 31, 2002, although there can be no assurance that this timetable can be met.  The Company expects net cash proceeds from these sales to exceed the senior bank debt associated with the sold operations, as well as other associated liabilities.  In addition, almost all of these businesses will continue to operate under new ownership and in general their customary operating liabilities will be assumed by the new owners.  The Company nevertheless will be subject to some continuing liabilities with respect to the pre-sale operations of these businesses, including, for example, liabilities related to litigation, certain trade payables, parent guarantees, insurance, surety bonds, and real estate.  It is possible that the sale proceeds and the remaining assets of the towing services segment will not be sufficient to satisfy such liabilities.  The Company may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide administrative support to over 100 towing service locations.  Administrative services such as insurance and surety bond coverage must be maintained for all remaining Company operations, but such services could become more expensive and difficult to maintain as the size of the remaining operations decrease.  Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case.  Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s operating results.

In addition, the Company has experienced difficulty in maintaining its insurance and surety bond coverage primarily as a result of disruption in these markets resulting from the events of September 11, 2001, general economic conditions and the Company’s operating results.  Prospective purchasers of towing services businesses have also experienced these difficulties, which could have an adverse impact on the ability of such purchasers to affect business acquisitions at prices satisfactory to the Company.

4.                 Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 8,000 potential dilutive common shares for the nine months ended September 30, 2002 and 2,000 potential dilutive common shares for the three and nine months ended September 30, 2001, respectively.

On October 1, 2001, the Company affected a one-for-five reverse common stock split.  All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

5.                 Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Chassis	$5,634	$8,157
Raw Materials	11,961	12,187
Work in process	8,380	9,614
Finished goods	26,931	30,101

	$52,906	$60,059

6.                  Special Charges and Other Expenses

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  As a result of such review during the eight months ended December 31, 2001, the Company concluded that the carrying value of such assets in certain towing services markets and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

Impairment charges of $10,778,000 were recorded in the eight months ended December 31, 2001 to write-down the goodwill in certain towing services markets to their estimated fair value.  Additionally, charges of $2,644,000 were recorded for the eight months ended December 31, 2001 to write-down the carrying value of certain fixed assets (primarily property and equipment) in related markets to estimated fair value.  The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  Impairment charges of $1,480,000 were recorded to reduce the carrying amount of goodwill to estimated fair value at December 31, 2001.  The Company recorded $1,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment for the eight months ended December 31, 2001.

In accordance with SFAS No. 121 and APB No. 17, the Company wrote-off goodwill and long-lived assets of $3,250,000 associated with the towing and recovery equipment segment as of December 31, 2001.  Additionally, during the eight months ended December 31, 2001, the Company wrote-off goodwill and long-lived assets associated with the towing services segment of $13,422,000.  Management believes its long-lived assets are appropriately valued following the impairment charges.

 7.            Goodwill and Other Long-Lived Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (collectively the “Standards”).  The Standards were effective for fiscal years beginning after December 15, 2001.  Companies with fiscal years beginning after March 15, 2001 could early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill was evaluated for impairment by the end of that fiscal year.  SFAS No. 141 requires companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged.  The Standards require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value.  SFAS No. 142 requires that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment.  Annual impairment tests have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity.

Upon adoption of SFAS No. 142 in January 2002, the Company ceased to amortize goodwill.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  As a result of impairment reviews, the Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during the nine months ended September 30, 2002.  The write-off has been accounted for as a cumulative effect of change in accounting principle to reflect application of the new accounting standards.

 8.                Long-Term Obligations

2001 Credit Facility

In July 2001, the Company entered into a new four year senior credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.  At September 30, 2002, $36.7 million and $19.8 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility.  In addition, $4.9 million was outstanding under the senior term loan, and $14.4 million was outstanding under the subordinated secured facility.

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

The subordinated secured facility matures in July 2003 and bears interest at 6.0% over the prime rate.  The Company is required to make quarterly amortization payments on the subordinated secured facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit.  The subordinated secured facility is collateralized by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company.  The subordinated secured facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time.  The subordinated secured facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July 2003.  The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated secured facility is reduced.  On July 23, 2002, the Company issued 47,417 warrants for the purchase of common stock in conjunction with these related provisions.

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

On April 15, 2002 the Company entered into the Second Amendment to the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding if the scheduled loan reductions are not achieved under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 12, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005, the approximate stated loan termination date.  At September 30, 2002, the balance of the RoadOne revolver was $19.8 million.

On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments and receive certain of its interest as “payment in kind” to be added to the principal balance.  On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

On September 13, 2002, the Company entered into the Third Amendment to Credit Agreement in connection with its senior credit facility.  Pursuant to the Third Amendment, the amount of the mandatory periodic reductions in the RoadOne revolving loan commitment amount, as established in the April 15, 2002 Second Amendment to Credit Agreement, were increased by amounts calculated based on updated asset appraisals completed in September 2002.  Consequently, the Company will need to repay outstanding loans and permanently reduce the RoadOne loan commitment under its senior credit facility over the life of the loan and prior to the maturity date.  Pursuant to the terms of the Second and Third Amendments, the failure by the Company to repay outstanding loans and to reduce the RoadOne revolving loan commitment by the amounts and the times required pursuant to these amendments will result in increased interest rates on the senior loans and/or the occurrence of an event of default under the senior credit agreement.

In addition, pursuant to the Third Amendment, the amount of certain used inventory taken in trade that may be considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter.  Accordingly, after February 28, 2003 the Company will not be able to include used goods taken in trade for purposes of determining borrowing availability under its existing senior loan facility and this may result in additional mandatory pay downs of outstanding loans.

On November 14, 2002, the Company entered into the Fourth Amendment to the Credit Facility, which granted waivers from the Senior Lenders of violations of certain financial covenants for the quarter ended September 2002. There were no violations under the Junior Credit facility. The Amendment also reduced the level of certain financial covenants for future periods, basing them strictly on the results of the towing and recovery equipment segment for those periods. In addition, the amendment revised the Road One revolving commitment amount based on the plan to sell all remaining towing service operations, reducing the commitment amount to $15.0 million at November 30, 2002, $12.0 million at December 31, 2002, $9.0 million at January 31,2003, $6.0 million at February 28, 2003 and reducing to zero as of March 31, 2003. The entire Road One revolving line of credit has been classified as current maturities to reflect the commitment amounts set forth in the November 2002 amendments.   At November 14, 2002, the actual balance under the Road One Revolving line of credit was $15.7 million.

Meeting the new repayment schedule will require that the Company sell its towing services businesses according to its contemplated schedule on acceptable terms.  While the Company believes its timetable for sales is achievable, there can be no assurance that the schedule can be met.

The Company may continue to have difficulties in the future making the mandatory repayments and complying with the covenants and other requirements of the Credit Facility, and in such event would have to seek additional waivers or amendments.  Such waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

The Company believes that it will be able to maintain compliance with the financial covenants established by the various amendments to the Credit Facility, which will allow the Company to maintain sufficient liquidity in 2002 to fund operations.  Failure to achieve the Company’s revenue and income projections, or to sell towing service operations for the prices and on the timetable contemplated, could result in failure to comply with the amended debt service requirements.  Such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the Credit Facility as well as other remedies.  Under these circumstances the Company could be required to find alternative funding sources, such as sale of assets or other financing sources.  If the Company were unable to refinance the Credit Facility on acceptable terms or find an alternative source of repayment for the Credit Facility, the Company’s business and financial condition would be materially and adversely affected.  There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows, to improve liquidity. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt.  As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver and cured the overadvance position that existed at that time.  An additional tax refund of approximately $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.  All of these efforts have resulted in $18.3 million in reductions to the RoadOne revolver since December 31, 2001.  Additionally, the towing and recovery equipment revolver and the term loan have been reduced $3.5 million and $2.3 million, respectively, since year end.

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

10.                Income Taxes

A deferred tax asset valuation allowance of $7.1 million was established as of December 31, 2001.  As of September 30, 2002, the deferred tax asset valuation allowance was increased to $8.6 million.  The valuation allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters discussed in Note 2 indicate that it is more likely than not that certain future tax benefits will not be realized as a result of future taxable income.

11.                Comprehensive Income

The Company has other comprehensive income (loss) in the form of cumulative translation adjustments and amortization of losses on early termination of interest rate swap transactions as more fully discussed in Note 12.  Total other comprehensive income (loss) of approximately $(67,000) and $94,000 were recorded for the three months ended September 30, 2002 and 2001, respectively; and $196,000 and $(155,000) were recorded for the nine months ended September 30, 2002 and 2001, respectively.

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

In October 2001, the Company obtained interest rate swaps as required by terms in its Credit Facility to hedge exposure to market fluctuations.  The interest rate swaps covered $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%.  The swaps expired annually from October 2002 to October 2004.  Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  During the first quarter of 2002, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss was recorded in Other Comprehensive Loss in February 2002 and will be reclassified to earnings as interest expense over the term of the Credit Facility.

At September 30, 2002, the Company had no other derivative instruments or hedging transactions.

13.               Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.”  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of DEBT”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2002.  Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations of financial position.

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

14.               Segment Information

The Company operates in two principal operating segments:  (i) towing and recovery equipment and (ii) towing services.  The table below presents information about reported segments for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Towing and Recovery Equipment	Towing Services	Eliminations	Consolidated

For the three months ended September 30, 2002:
Net sales-external	$69,786	$24,014	$ --	$93,800
Net sales-internal	692	--	(692)	--
Operating income (loss)	1,699	(172)	--	1,527
Interest expense, net	1,740	376	--	2,116
Income (loss) from continuing operations before income taxes	(41)	(548)	--	(589)
Loss from discontinued operations	--	(162)	--	(162)
Gain (loss) from disposals of discontinued operations	--	(32)	--	(32)
Total assets	217,101	48,594	(61,579)	204,116

For the three months ended September 30, 2001:
Net sales-external	$74,037	$24,493	$ --	$98,530
Net sales-internal	--	--	--	--
Operating income (loss)	2,071	476	33	2,580
Interest expense, net	1,581	849	--	2,430
Income (loss) from continuing operations before income taxes	490	(373)	33	150
Loss from discontinued operations	--	(854)	--	(854)
Gain (loss) from disposals of discontinued operations	--	(245)	--	(245)
Total assets	251,205	93,021	(71,074)	273,152

For the nine months ended September 30, 2002:
Net sales-external	$215,287	$71,286	$ --	$286,573
Net sales-internal	2,013	--	(2,013)	--
Operating income (loss)	6,942	151	1	7,094
Interest expense, net	5,113	1,205	--	6,318
Income (loss) from continuing operations before income taxes	1,829	(1,054)	1	776
Loss from discontinued operations	--	(1,566)	--	(1,566)
Gain (loss) from disposals of discontinued operations	--	(92)	--	(92)
Cumulative effect of change in accounting method	(2,886)	(18,926)	--	(21,812)
Total assets	217,101	48,594	(61,579)	204,116

For the nine months ended September 30, 2001:
Net sales-external	$234,369	$74,836	$ --	$309,205
Net sales-internal	273	--	(273)	--
Operating income (loss)	8,022	963	5	8,990
Interest expense, net	6,407	2,788	--	9,195
Income (loss) from continuing operations before income taxes	1,615	(1,825)	5	(205)
Loss from discontinued operations	--	(3,441)	--	(3,441)
Gain (loss) from disposals of discontinued operations	--	(185)	--	(185)
Total assets	251,205	93,021	(71,074)	273,152

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Discontinued Operations

During the quarter ended June 30, 2002 the Company’s management and board of directors approved a plan to dispose of certain identified assets, which primarily consist of underperforming markets of the towing services segment.  These assets are considered a “disposal group” in accordance with the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.  Accordingly, these assets are no longer being depreciated, and all assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements as discontinued operations.  Prior period financial information has been reclassified to conform with this presentation.  The discussions and analyses contained herein are of continuing operations, as restated, unless otherwise noted.

During the nine months ended September 30, 2002, the Company disposed of assets in thirteen underperforming markets, as well as assets in certain other markets for proceeds of approximately $10,598,000.

In October 2002, the Company made the decision to sell all remaining towing services operations.  The Company intends to complete this sale process by December 31, 2002, although there can be no assurance that this timetable can be met.  Between October 1, 2002 and November 12, 2002, the Company disposed of nine towing services operations in seven towing services markets, with proceeds of approximately $5.0 million.  In accordance with SFAS No. 144, the Company will report the entire towing services segment as discontinued operations as of the beginning of the fourth quarter of 2002.  Accordingly, depreciation of fixed assets will cease as of October 1, 2002.  As of such date, all assets, liabilities, and results of operations will be separately presented as discontinued operations and all prior period financial information will be presented to conform with this treatment.

Risks Involved with Wind Down of Towing Services Division.  The Company is in the process of selling all of its remaining towing services businesses in a relatively short period of time.  The Company intends to have this process completed by December 31, 2002, although there can be no assurance that this timetable can be met.  The Company expects net cash proceeds from these sales to exceed their senior bank debt associated with sold operations, as well as other associated liabilities.  In addition, almost all of these businesses will continue to operate under new ownership and in general their customary operating liabilities will be assumed by the new owners.  The Company nevertheless will be subject to some continuing liabilities with respect to the pre-sale operations of these businesses including, for example, liabilities related to litigation, certain trade payables, parent guarantees, insurance, surety bonds, and real estate.  It is possible that the sale proceeds and the remaining assets of the towing services segment will not be sufficient to satisfy such liabilities.  The Company may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide administrative support to over 100 towing service locations.  Administrative services such as insurance and surety bond coverage must be maintained for all remaining Company operations, but such services could become more expensive and difficult to maintain as the size of the remaining operations decrease.  Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case.  Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s operating results.

In addition, the Company has experienced difficulty in maintaining its insurance and surety bond coverage primarily as a result of disruption in these markets resulting from the events of September 11, 2001, general economic conditions and the Company’s operating results.  Prospective purchasers of towing services businesses have also experienced these difficulties, which could have been an adverse impact on the ability of such purchasers to effect business acquisitions at prices satisfactorily to the Company.

Results of Operations--Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales for the three months ended September 30, 2002, decreased 4.8% to $93.8 million from $98.5 million for the comparable period in 2001.   Net sales in the towing and recovery equipment segment decreased 5.7% from $74.0 million to $69.8 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers and the tightness of the current credit markets.  Net sales in the towing services segment decreased 2.0% from $24.5 million to $24.0 million.  Revenue in the towing services segment was negatively affected by the impact of the Company’s ongoing efforts to sell or close underperforming markets.

Costs of operations for the three months ended September 30, 2002, decreased 3.3% to $81.8 from $84.7 million for the comparable period in 2001.  Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 88.2% to 88.0%.  In the towing services segment, costs of operations as a percentage of net sales also increased from 78.9% to 85.0%.  The increase reflects the impact of higher operating costs, particularly insurance costs.

Selling, general, and administrative expenses for the three months ended September 30, 2002, decreased to $10.5 million from $11.3 million for the three months ended September 30, 2001.

Net interest expense decreased $0.3 million to $2.1 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001 as a result of a decrease in debt levels.

Income taxes are accounted for on a consolidated basis and are not allocated by segment.  Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries and certain state taxes, and do not reflect any tax benefit for losses reported by U.S. operations.  The effective rate of the provision (benefit) for income taxes were not meaningful for the three months ended September 30, 2002 and (57.6)% for the three months ended September 30, 2001.

For the three months ended September 30, 2002, the loss from discontinued operations was $0.2 compared to $0.9 million for the prior year period.  The decrease in losses is primarily the result of the Company’s efforts to dispose of the least profitable operations early in the disposal process.  The loss from the sales of discontinued operations for the three months ended September 30, 2002 and 2001 was $0.0 and $0.2 million, respectively.

Results of Operations--Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales for the nine months ended September 30, 2002, decreased 7.3% to $286.6 million from $309.2 million for the comparable period in 2001.  Net sales in the towing and recovery equipment segment decreased 8.1% from $234.4 million to $215.3 million as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers and the tightness of the current credit markets.  Net sales in the towing services segment decreased 4.7% from $74.8 million to $71.3 million.  Revenues in the towing services segment were negatively affected by the impact of the Company’s ongoing efforts to sell or close underperforming markets.

Costs of operations for the nine months ended September 30, 2002, decreased 6.5% to $247.5 from $264.9 million for the comparable period in 2001.  Costs of operations of the towing and recovery equipment segment decreased slightly as a percentage of net sales from 88.1% to 87.7%.  In the towing services segment, costs of operations as a percentage of net sales increased from 77.9% to 82.4%.  The increase reflects the impact of higher operating costs, particularly insurance costs.

Selling, general, and administrative expenses for the nine months ended September 30, 2002, decreased 9.7% to $31.9 million from $35.4 million for the comparable period of 2001.  The decrease was due primarily to the continued cost reduction efforts implemented in prior fiscal years.

Net interest expense decreased $2.9 million to $6.3 million for the nine months ended September 30, 2002 from $9.2 million for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, the Company incurred lower interest expense as a result of refinancing its line of credit at more favorable rates in July 2001, as well as a decrease in debt levels.

Income taxes are accounted for on a consolidated basis and are not allocated by segment.  Tax expenses for the quarter relate primarily to income taxes of foreign subsidiaries and certain state taxes, and do not reflect any tax benefit for losses reported by U.S. operations.  The effective rate of the provision for (benefit from) income taxes was 84.8% for the nine months ended September 30, 2002 and not meaningful for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, the loss from discontinued operations was $1.6 million compared to $3.4 million for the prior year period.  The decrease in losses is primarily the result of the Company’s efforts to dispose of the least profitable operations early in the disposal process.  The loss from the sales of discontinued operations for the nine months ended September 30, 2002 and 2001 was $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $23.3 million for the nine months ended September 30, 2002, which included tax refunds of approximately $9.0 million, compared to $27.4 million for the comparable period of 2001.  The cash provided by operating activities for the nine months ended September 30, 2002 was primarily the result of the aforementioned tax refund received, as well as an increase in accounts payable and a decrease in inventory, partially offset by an increase in accounts receivable.

Cash used in investing activities was $4.7 million for the nine months ended September 30, 2002 compared to $1.8 million for the comparable period in 2001.  The cash used in investing activities was primarily for the purchase of equipment in the towing services segment.

Cash used in financing activities was $24.8 million for the nine months ended September 30, 2002 and $25.0 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

2001 Credit Facility

In July 2001, the Company entered into a new four year senior credit facility (the “Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As part of this agreement, the previous credit facility was reduced with proceeds from the Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.  At September 30, 2002, $36.7 million and $19.8 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility.  In addition, $4.9 million was outstanding under the senior term loan, and $14.4 million was outstanding under the subordinated secured facility.

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

The subordinated secured facility is by its terms expressly subordinated only to the Credit Facility.  The subordinated secured facility matures in July 2003 and bears interest at 6.0% over the prime rate.  The Company is required to make quarterly amortization payments on the subordinated secured facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit.  The subordinated secured facility is collateralized by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company.  The subordinated secured facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time.  The subordinated secured facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July 2003.  The number of warrants which may be issued would be reduced pro rata as the balance of the subordinated secured facility is reduced.  On July 23, 2002, the Company issued 47,417 warrants for the purchase of common stock in conjunction with these related provisions.

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

On April 15, 2002 the Company entered into the Second Amendment the Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding if the scheduled loan reductions are not achieved under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements.  The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows:  August 12, 2002 – to $34.0 million; October 12, 2002 – to $30.0 million; March 31, 2003 – to $27.0 million; thereafter – quarterly reductions of $3.0 million through June 30, 2005, the approximate stated loan termination date.  On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments.  At September 30, 2002, the balance of the RoadOne revolver was $19.8 million.

On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated  Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003 and receive certain of its interest as “payment in kind” to be added to the principal balance.

On September 13, 2002, the Company entered into the Third Amendment to Credit Agreement in connection with its senior credit facility.  Pursuant to the Third Amendment, the amount of the mandatory periodic reductions in the RoadOne revolving loan commitment amount, as established in the April 15, 2002 Second Amendment to Credit Agreement, were increased by amounts calculated based on updated asset appraisals completed in September 2002.  Consequently, the Company will need to repay outstanding loans and permanently reduce the RoadOne loan commitment under its senior credit facility over the life of the loan and prior to the maturity date.  Pursuant to the terms of the Second and Third Amendments, the failure by the Company to repay outstanding loans and to reduce the RoadOne revolving loan commitment by the amounts and the times required pursuant to these amendments will result in increased interest rates on the senior loans and/or the occurrence of an event of default under the senior credit agreement.

In addition, pursuant to the Third Amendment, the amount of certain used inventory taken in trade that may be considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter.  Accordingly, after February 28, 2003 the Company will not be able to include used goods taken in trade for purposes of determining borrowing availability under its existing senior loan facility and this may result in additional mandatory pay downs of outstanding loans.

On November 14, 2002, the Company entered into the Fourth Amendment to the Credit Facility, which granted waivers from the Senior Lenders of violations of certain financial covenants for the quarter ended September 2002. There were no violations under the Junior Credit facility. The Amendment also reduced the level of certain financial covenants for future periods, basing them strictly on the results of the towing and recovery equipment segment for those periods. In addition, the amendment revised the Road One revolving commitment amount based on the plan to sell all remaining towing service operations, reducing the commitment amount to $15.0 million at November 30, 2002, $12.0 million at December 31, 2002, $9.0 million at January 31,2003, $6.0 million at February 28, 2003 and reducing to zero as of March 31, 2003.  The entire Road One revolving line of credit has been classified as current maturities to reflect the commitment amounts set forth in the November 2002 amendments.   At November 14, 2002, the actual balance under the Road One Revolving line of credit was $15.7 million.

Meeting the new repayment schedule will require that the Company sell its towing services businesses according to its contemplated schedule on acceptable terms.  While the Company believes its timetable for sales is achievable there can be no assurance that the schedule can be met.

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

In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $6.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2002.  At September 30, 2002, the Company also had approximately $17.2 million in non-cancellable operating lease obligations.  Approximately, $11.4 million relates to truck and building leases in the towing services segment.

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows to improve liquidity. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt.  As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver and cured the overadvance position that existed at that time.   An additional tax refund of approximately $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.  All of these efforts have resulted in $18.3 million in reductions to the RoadOne revolver since December 31, 2001.  Additionally, the towing and recovery equipment revolver and the term loan have been reduced $3.5 million and $2.3 million, respectively, since year end.

The Company believes that it will be able to maintain compliance with the financial covenants established by the various amendments to the Credit Facility amendment, which will allow the Company to maintain sufficient liquidity in 2002 to fund operations.  Failure to achieve the Company’s revenue and income projections, or to sell towing services operations for the prices and on the timetable contemplated, could result in failure to comply with the amended debt service requirements.  Such non-compliance would result in an event of default, which if not waived by the lending groups, would result in the acceleration of the amounts due under the Credit Facility as well as other remedies.  Under these circumstances the Company could be required to find alternative funding sources, such as sale of assets or other financing sources.  If the Company were unable to refinance the Credit Facility on acceptable terms or find an alternative source of repayment for the Credit Facility, the Company’s business and financial condition would be materially and adversely affected.  There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.

Certain statements in this Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks referenced herein and the risk factors set forth under the heading “Risk Factors” in the Company’s Transition Report on Form 10-K, filed on April 22, 2002, and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of the Company’s substantial indebtedness.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Item 4.	Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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
10.1 Fourth Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A.
         dated November 14, 2002 (to be filed by amendment).
99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
	(b)	Reports on Form 8-K – No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:    November 15, 2002

CERTIFICATIONS

I, Jeffrey I. Badgley, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Miller Industries, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

                  Date: November 15, 2002

                                      /s/ Jeffrey I. Badgley
                                       Jeffrey I. Badgley
                                       President and Chief Executive Officer

CERTIFICATIONS

I, J. Vincent Mish, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Miller Industries, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

                   Date: November 15, 2002

                                         /s/ J. Vincent Mish
                                       J. Vincent Mish
                                       Executive Vice President and Chief Financial Officer