Form 10-Q/A
period 2002-09-30
MILLER INDUSTRIES INC /TN/
filed 2002-11-18
CIK 924822

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
         dated November 14, 2002.
99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*
99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
	(b)	Reports on Form 8-K – No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2002.

*     Previously filed.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:    November 18, 2002

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

                  Date: November 18, 2002

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

                   Date: November 18, 2002

                                         /s/ J. Vincent Mish
                                       J. Vincent Mish
                                       Executive Vice President and Chief Financial Officer