Form 10-K
period 2002-12-31
MILLER INDUSTRIES INC /TN/
filed 2003-05-22
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

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
Yes     ☑     No ☐.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ☐

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   ☐    No ☑.

               The aggregate market value of the voting stock for non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 28, 2002 is $28,482,597 (based on 7,636,085 shares held by non-affiliates at $3.73 per share, the last sale price on the NYSE on June 28, 2002).

               At March 14, 2003 there were 9,341,436 shares of Common Stock, par value $0.01 per share, outstanding.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.
BUSINESS	1

ITEM 2.
PROPERTIES	14

ITEM 3.
LEGAL PROCEEDINGS	14

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II

ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON EQUITY AND	15
RELATED STOCKHOLDER MATTERS

ITEM 6.
SELECTED FINANCIAL DATA	15

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	17
CONDITION AND RESULTS OF OPERATIONS

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	30
ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	30

ITEM 11.
EXECUTIVE COMPENSATION	32

i

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS	36
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38

ITEM 14.
CONTROLS AND PROCEDURES	38

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS	39
ON FORM 8-K

FINANCIAL STATEMENTS	F-1

FINANCIAL STATEMENT SCHEDULE	S-1

SIGNATURES

ii

PART I

ITEM 1.               BUSINESS

GENERAL

               Miller Industries, Inc. (the “Company”) is the world’s leading integrated provider of vehicle towing and recovery equipment, with executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England.

               Since 1990 the Company has developed or acquired several of the most well-recognized brands in the towing and recovery equipment manufacturing industry. The Company’s strategy has been to diversify its line of products and increase its market share in the industry through a combination of internal growth and development and acquisitions of complementary businesses.

               In February 1997, the Company formed its towing services division, RoadOne. RoadOne offered a broad range of towing and transportation services. During the fourth quarter of fiscal 2000, the Company announced plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. The Company subsequently disposed of assets and operations in a number of underperforming markets. In October 2002, the Company made the decision to sell all remaining towing services operations. In addition, the Company has made the decision to sell its distribution group. As a result of these decisions, both the towing services segment and the distribution group have been classified as discontinued operations.

               As of March 31, 2003, the Company had sold or closed 100 Road One terminals and one distributor location. Fourteen terminals and eight distributors remain to be sold.

INCLUSION OF FORWARD-LOOKING STATEMENTS

               Certain statements in this Annual Report, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, factors set forth below under the heading “Risk Factors,” and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of the Company’s substantial indebtedness. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

RISK FACTORS

               Short Term Status of Junior Credit Facility. The Company’s credit facilities include a subordinated secured facility (the “Junior Credit Facility”) with an aggregate principal amount outstanding of $13.7 million as of March 31, 2003. The Junior Credit Facility matures on July 23, 2003 and all outstanding principal and accrued interest under such facility becomes due and payable on that date. The Company does not expect cash flow from operations to be sufficient to allow it to pay the principal and accrued interest on the July 23, 2003 due date and intends to seek to extend the maturity date of and/or refinance the amount outstanding under the Junior Credit Facility. The Company has engaged in preliminary discussions with its senior and junior lenders regarding such extension and/or refinancing. However, there can be no assurance that the Company will be able to extend the maturity date or obtain such financing on terms favorable to the Company, if at all.

               If the Company is unable to refinance the outstanding portion of the Junior Credit Facility, the failure to pay such amounts when due would constitute an event of default under both the Junior Credit Facility and the senior secured credit facility (“Senior Credit Facility”) and have a material adverse impact on the operations of the Company. In the event of such a cross-default, the senior lender agent would be entitled to prevent the junior lender agent from taking any enforcement action against the Company, its subsidiaries or their respective assets until the earlier of: (i) the date which is 120 days (subject to an extension by the senior lender agent to 270 days) after the date upon which the junior lender agent gives notice of enforcement to the senior lender agent; (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility; and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries. The resulting event of default under the senior facility could also result in the acceleration of the amount due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders. If the Company is not successful in its efforts to refinance or extend the maturity date of the Junior Credit Facility, the Company might be required to seek bankruptcy court or other protection from its creditors upon the expiration of any applicable blockage period.

               The lenders under the Junior Credit Facility are to receive warrants to purchase shares of the Company’s Common Stock equal to up to 0.5% of the outstanding shares if the facility is not repaid by July 2002, and up to an additional 1.5% of the outstanding shares if the facility is not repaid by July 23, 2003. Such issuances would be dilutive to the Company’s other shareholders. On July 23, 2002, the Company issued 47,417 warrants for the purchase of common stock in conjunction with these related provisions.

               Risks Associated with Substantial Indebtedness. As of March 31, 2003 the Company’s bank debt totaled approximately $55.7 million, including $42.0 under the Senior Credit Facility and $13.7 under the Junior Credit Facility. As a consequence of its level of indebtedness, a substantial portion of the Company’s cash flow from operations as well as from asset sales must be dedicated to debt service requirements. The terms of the Company’s outstanding indebtedness restrict the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. They also require the Company to meet certain financial tests and comply with certain other reporting, affirmative and negative covenants. The Company has experienced difficulties meeting these financial tests in the past and may continue to do so in the future.  In addition, the substantial indebtedness of the Company may make it more vulnerable to general adverse economic and industry conditions. The Company’s credit facilities are collateralized by liens on all of the Company’s assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

               The Company’s independent auditors have included a “going concern” explanatory paragraph in their report primarily as a result of the Junior Credit Facility maturing in 2003. The inclusion of this paragraph in the auditor’s report could have a negative impact on the Company’s operations by causing vendors and others to be less willing to extend credit to the Company.

               The Company is currently in default under both the Senior and Junior Credit Facilities as a result of the “going concern” explanatory paragraph as well as the failure to file this Annual Report prior to April 30, 2003. Additionally, the Company is in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003. The Company is currently not pursuing a waiver of these defaults or an amendment to the Credit Facilities to cure these defaults. The Company has had informal discussions with its creditors and believes based on these discussions that the creditors will not take action against the Company as a result of these defaults. However, there can be no assurance that the creditors will not pursue action in the future as a result of these defaults or any other default under the Credit Facilities.

              In addition, the Senior Credit Facility requires that the RoadOne revolving commitment ($7.6 as of March 31, 2003) be repaid in full by March 31, 2004. Management believes that the repayment schedule can be met by expected sales of the remaining RoadOne operations over the course of 2003. However, there can be no assurance that such sales will be closed or that they will generate sufficient proceeds to repay such debt.

               If the Company was to fail to comply with the requirements under the Credit Facilities, such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the respective Credit Facility, as well as other remedies. Under these circumstances the Company could be required to find alternative funding sources, or to sell assets. There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all. If the Company were to be unsuccessful in its efforts to refinance the Credit Facility, the Company might be required to seek bankruptcy court or other protection from its creditors. For more information regarding the impact of the Company’s substantial indebtedness on the Company’s liquidity, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources,” and Notes 2 and 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2002.

               Risks Involved with Wind Down of Towing Services Division. The Company is in the process of selling all of its remaining towing services businesses in a relatively short period of time. The Company had substantially completed this process by December 31, 2002 and intends to fully complete this process during fiscal 2003, although there can be no assurance that this timetable can be met. The Company expects net cash proceeds from these sales to RoadOne exceed the RoadOne revolving commitment under the Senior Credit Facility associated with the sold operations (approximately $7.6 at March 31, 2003), as well as other associated liabilities. In addition, almost all of these businesses will continue to operate under new ownership and in general their customary operating liabilities will be assumed by the new owners. The Company nevertheless will be subject to some continuing liabilities with respect to the pre-sale operations of these businesses, including, for example, liabilities related to litigation, certain trade payables, parent guarantees, workers compensation and other insurance, surety bonds, and real estate. It is possible that the sale proceeds and the remaining assets of the towing services segment will not be sufficient to satisfy such liabilities. The Company may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide administrative support to over 100 towing service locations. Administrative services such as insurance and surety bond coverage must be maintained for all remaining Company operations, but such services could become more expensive and difficult to maintain as the size of the remaining operations decreases. Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case. Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s operating results.

               In addition, the Company has experienced difficulty in maintaining its insurance and surety bond coverage primarily as a result of disruption in these markets resulting from the events of September 11, 2001, general economic conditions and the Company’s operating results. Prospective purchasers of towing services businesses have also experienced these difficulties, which could have an adverse impact on the ability of such purchasers to effect business acquisitions at prices satisfactory to the Company.

               Risks Of Entering New Lines Of Business. Historically, the Company’s expertise has been in the manufacture of towing and recovery equipment and the Company had no prior operating experience in other lines of business. Commencing during fiscal 1997, the Company entered three new lines of business through the acquisition of towing and recovery equipment distributors and towing services companies, and the establishment of the Company’s Financial Services Group. The Company’s operation of these businesses has been subject to all of the risks inherent in the establishment of a new business enterprise. Such acquisitions present the additional risk that newly-acquired businesses could be viewed as being in competition with other customers of the Company. Although the new businesses are closely related to the Company’s towing and recovery equipment manufacturing business, the Company has experienced difficulties and unexpected expenses establishing and operating these new businesses, and may continue to experience such difficulties and expenses as it winds down the towing services segment and the distribution group.

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

               Competition. The towing and recovery equipment manufacturing industry is highly competitive. Competition for sales exists at both the distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price. In addition, sales of the Company’s products are affected by the market for used towing and recovery equipment. Certain of the Company’s competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than the Company. The Company may also face significant competition from large competitors as it enters other new lines of business, including financial services.

               Dependence On Proprietary Technology. Historically, the Company has been able to develop or acquire patented and other proprietary product innovations which have allowed it to produce what management believes to be technologically advanced products relative to most of its competition. Certain of the Company’s patents expire in 2004 at which time the Company may not have a continuing competitive advantage through proprietary products and technology. In addition, pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, the Company is required to offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all wrecker and car carrier manufacturers. The Company’s historical market position has been a result, in part, of its continuous efforts to develop new products. The Company’s future success and ability to maintain market share will depend, to an extent, on new product development.

               Labor Availability and Union Activity. The timely production of the Company’s wreckers and car carriers requires an adequate supply of skilled labor. In addition, the operating costs of each manufacturing and towing services facility can be adversely affected by high turnover in skilled positions. Accordingly, the Company’s ability to increase sales, productivity and net earnings will be limited to a degree by its ability to employ the skilled laborers necessary to meet the Company’s requirements. There can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to efficiently operate its facilities. The United Auto Workers Union filed a representation petition with the National Labor Relations Board for the employees at the Company’s Ooltewah, Tennessee manufacturing plant. A vote was held on such union representation on April 11, 2002. The employees of the Ooltewah manufacturing plant voted against joining the United Auto Workers Union. There can be no assurance that the employees at the Ooltewah manufacturing plant or other Company employees may not choose to become unionized in the future.

               The Company’s Common Stock May be Delisted from The New York Stock Exchange if the Company Does Not Maintain Certain Listing Standards. To remain listed on the New York Stock Exchange, the average closing price of the Company’s stock must not drop below $1.00 per share for 30 days or more. The Company’s common stock price was below $1.00 per share for an extended period during 2001 and the common stock was in danger of being delisted. A one-for-five reverse stock split was effected on October 1, 2001, and the price of the common stock has not been below $2.10 since that time. In addition, the New York Stock Exchange requires a listed company to maintain shareholders equity of at least $50.0 million (or a market capitalization of at least $50.0 million, which the Company has not achieved in  over a year). The Company’s shareholders equity as of December 31, 2002 is $39.6 million. As a result, the Company expects to receive notice from the New York Stock Exchange that the Company is out of compliance with the New York Stock Exchange’s continued listing standards. The Company will attempt to formulate a plan to regain compliance in accordance with the New York Stock Exchange’s rules, but there can be no assurance that the Company will be able to formulate a plan acceptable to the New York Stock Exchange or comply with any such plan that may be formulated.

               If the Company’s common stock were to be delisted from the New York Stock Exchange, it is likely that the trading market for its common stock would be substantially less active, and the ability of shareholders to buy and sell shares of the Company’s common stock would be materially impaired. In addition, the delisting of the Company’s stock could adversely affect the Company’s ability to enter into future equity financing transactions. In the event that the Company’s stock is delisted from the New York Stock Exchange, the Company would pursue listing on an alternative national securities exchange or association.

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

               Control By Principal Shareholder. William G. Miller, the Chairman of the Company, beneficially owns approximately 17.4% of the outstanding shares of Common Stock. Accordingly, Mr. Miller has the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

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

               Product Line

               The Company manufactures a broad line of wrecker, car carrier and trailer bodies to meet a full range of customer design, capacity and cost requirements. The products are marketed under the Century, Vulcan, Challenger, Holmes, Champion, Chevron, Eagle, Titan, Jige, and Boniface brand names.

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

               Multi-Vehicle Transport Trailers. Multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles. The trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies, and other similar applications. The trailers are easy to load with 6 to 7 vehicles, and with the optional cab rack, can haul up to 8 vehicles.  The vehicles can be secured to the transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport. In recent years, professional towing operators have added auto transport trailers to their fleets to add to their towing capabilities.

               Brand Names

               The Company manufactures and markets its wreckers, car carriers and trailers under ten separate brand names. Although certain of the brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

               Century®. The Century brand is the Company’s ‘‘top-of-the-line’’ brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from the 8-ton light duty to the 70-ton heavy duty models and car carriers in lengths from 17½ to 26 feet. Management believes that the Century brand has a reputation as the industry’s leading product innovator.

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

               Eagle®. The Company’s Eagle products consist of light duty wreckers with the ‘‘Eagle Claw’’ hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The ‘‘Eagle Claw’’ hook-up system, which was patented in 1984, was originally developed for the repossession market. Since acquiring Eagle, the Company has upgraded the quality and features of the Eagle product line and expanded its recovery capability.

               Titan™. The Company’s Titan product line is comprised of premium multi-vehicle transport trailers which can transport up to 8 vehicles depending on configuration.

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

               Towing and Recovery Equipment Sales and Distribution

               Company-owned Distributors

               During 2002, the Company’s board of directors and management made the decision to sell the distributors owned by the Company. The Company’s distribution group as of March 31, 2003 owned 8 towing and recovery equipment distributors located in California, Colorado, Florida, Illinois, Indiana and British Columbia and Ontario, Canada and has sold one distributor. The Company intends to sell all of its distributors by December 2003. There can be no assurance that this timetable can be met. All assets, liabilities and results of operations of the distribution group are now presented separately as discontinued operations and all prior period financial information is presented to conform to this treatment.

               Independent Distributors and Sales

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

               The Company has developed a diverse customer base consisting of approximately 175 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the year ended December 31, 2002, no single distributor accounted for more than 5% of the Company’s sales. Management believes the Company’s broad and diverse customer base provides it with the flexibility to adapt to market changes, lessens its dependence on particular distributors and reduces the impact of regional economic factors.

               To support sales and marketing efforts, the Company produces demonstrator models that are used by the Company’s sales representatives and distributors. To increase exposure to its products, the Company also has served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA ‘‘24 Hours at Daytona,’’ Molson Indy, the Brickyard, and the Indy 500 races, among others.

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

               Employees

               At December 31, 2002, the Company employed approximately 1000 people in its towing and recovery equipment manufacturing and distribution operations. None of the Company’s employees is covered by a collective bargaining agreement, though its employees in France and England have certain similar rights provided by their respective government’s employment regulations. The United Auto Workers Union filed a representation petition with the National Labor Relations Board for the employees at the Company’s Ooltewah, Tennessee plant. A vote on such representation took place on April 11, 2002. The Ooltewah manufacturing plant employees voted against joining the United Auto Workers Union. The Company considers its employee relations to be good.

TOWING SERVICES - ROADONE

               In February 1997, the Company formed its towing services division, RoadOne, to build a national towing services network. During April 2000, the Company announced plans to accelerate its efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. During the quarter ended June 30, 2002 the Company’s management and board of directors approved a plan to dispose of certain identified assets, which primarily consisted of underperforming markets of the towing services segment. In October 2002, the Company made the decision to sell all remaining towing services operations. The Company substantially completed this process by December 31, 2002 and intends to fully complete this process during fiscal 2003, although there can be no assurance that this timetable can be met.

               In accordance with SFAS No. 144, the Company began reporting the entire towing services segment as discontinued operations as of the beginning of the fourth quarter of 2002. Accordingly, the depreciation of fixed assets ceased on October 1, 2002. As of such date, all assets, liabilities, and results of operations are separately presented as discontinued operations and all prior period financial information is presented to conform with this treatment.

               As of March 31, 2003, the Company had sold or closed 100 RoadOne terminals and had 14 terminals remaining to be sold. The Company expects to complete the sale of the remaining 14 terminals during 2003.

               Employees

               At December 31, 2002, the Company employed approximately 600 people at RoadOne. As of March 31, 2003 the Company employed approximately 450 people at RoadOne. The Company expects that the number of people employed at RoadOne will continue to decline as the towing services business is wound down. None of the Company’s RoadOne employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

PATENTS AND TRADEMARKS

               The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to an operating subsidiary of the Company in 1987 and 1989. These patents expire in mid-year 2004. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that utilization of such devices without a license is an infringement of the Company’s patents. The Company has successfully litigated infringement lawsuits in which the validity of the Company’s patents on this technology was upheld, and successfully settled other lawsuits. The Company also holds a number of other utility and design patents covering other products, the Vulcan ‘‘scoop’’ wheel-retainer and the car carrier anti-tilt device. Company has also obtained the rights to use and develop certain technologies owned or patented by others. Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, the Company is required to offer non-exclusive royalty-bearing licenses to certain of the Company’s key patents to all tow truck and car carrier manufacturers.

               The Company’s trademarks ‘‘Century,’’ ‘‘Holmes,’’ ‘‘Champion,’’ “Challenger,” ‘‘Formula I,’’ ‘‘Eagle Claw Self-Loading Wheellift,’’ ‘‘Pro Star,’’ ‘‘Street Runner,’’ ‘‘Vulcan,’’ and ‘‘RoadOne,’’ among others, are registered with the United States Patent and Trademark Office. Management believes that the Company’s trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with the Company
William G. Miller	56	Chairman of the Board
Jeffrey I. Badgley	50	President, Chief Executive Officer and Director
Frank Madonia	54	Executive Vice President, Secretary and General Counsel
J. Vincent Mish	52	Executive Vice President, Chief Financial Officer and President of Financial Services Group

               William G. Miller has served as Chairman of the Board since April 1994. From January 2002 to August 2002, Mr. Miller served as the Chief Executive Officer of Team Sports Entertainment, Inc., an OTC Bulletin Board company engaged in the business of sports and entertainment marketing and management, as well as Team Sports Entertainment’s subsidiary, Team Racing Auto Circuit. Mr. Miller served as Chief Executive Officer of the Company from April 1994 to June 1997, as Co-Chief Executive Officer of the Company from June 1997 to November 1997, and as President of the Company from April 1994 to June 1996. He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

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

               J. Vincent Mish is a certified public accountant and has served as Chief Financial Officer and Treasurer of the Company since June 1999, a position he also held from April 1994 through September 1996. In December 2002, Mr. Mish was appointed an Executive Vice President of the Company. He also has served as President of the Financial Services Group since September 1996 and as a Vice President of the Company since April 1994. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee and Michigan Certified Public Accountant societies.

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

               In connection with its towing service companies, the Company owns property or has entered into leases for property for 14 towing services companies in four states. The Company has sold or is in the process of selling substantially all of these facilities. These facilities are utilized as offices for administrative and dispatch operations, garages for repair and upkeep of towing vehicles, and lots for storage and impounding of towed cars. RoadOne’s corporate offices are housed in the manufacturing plant in Ooltewah, Tennessee.

ITEM 3.               LEGAL PROCEEDINGS

               The Company is, from time to time, a party to litigation arising in the normal course of its business. Litigation is subject to various inherent uncertainties, and it is possible that some of these matters could be resolved unfavorably to the Company, which could result in substantial damages against the Company. The Company has established accruals for matters that are probable and reasonably estimable and maintains product liability and other insurance that management believes to be adequate. Management believes that any liability that may ultimately result from the resolution of these matters in excess of available insurance coverage and accruals will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders of the Registrant during the last three months of the period covered by this Annual Report.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Registrant’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MLR.” The following table sets forth the quarterly range of high and low sales prices for the Common Stock for the period from May 1, 2000 through December 31, 2002, adjusted for the one-for-five reverse stock split that was effected October 1, 2001.

	High	Low
Fiscal Year Ended April 30, 2001
First Quarter	$ 19.38	$ 6.25
Second Quarter	$ 10.00	$ 4.38
Third Quarter	$ 8.75	$ 2.19
Fourth Quarter	$ 7.50	$ 3.50

Eight Months Ended December 31, 2001
May 1, 2001 to July 31, 2001	$ 5.60	$ 3.10
August 1, 2001 to October 31, 2001	$ 7.05	$ 2.45
November 1, 2001 to December 31, 2001	$ 3.35	$ 2.10

Fiscal Year Ended December 31, 2002
First Quarter	$ 4.20	$ 2.30
Second Quarter	$ 3.95	$ 3.02
Third Quarter	$ 4.18	$ 2.31
Fourth Quarter	$ 3.65	$ 2.60

               The approximate number of holders of record and beneficial owners of Common Stock as of March 15, 2003 was 1,851 and 10,000, respectively.

               The Company has never declared cash dividends on the Common Stock. The Company intends to retain its earnings and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company’s financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of dividends by the Company is restricted by its revolving credit facility.

ITEM 6.               SELECTED FINANCIAL DATA

               The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes. You should read this data together with our audited consolidated financial statements and related notes.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands except per share data)

	Year Ended	Eight Months Ended	Years Ended April 30,
	December 31, 2002	December 31, 2001	2001	2000	1999	1998
Net sales	$ 203,059	$ 142,445	$ 212,885	$ 261,907	$ 231,691	$ 192,705
Costs and expenses:
Costs of operations	174,516	122,753	181,517	220,602	193,855	156,250
Selling, general, and
administrative expenses	17,434	12,547	20,663	22,791	22,463	13,039
Special charges (1)	--	1,794	--	2,770	--	4,100
Interest expense, net	4,368	1,055	2,137	6,036	4,579	2,834
Total costs and expenses	196,318	138,149	204,317	252,199	220,897	176,223
Income (loss) from continuing operations before income taxes	6,741	4,296	8,568	9,708	10,794	16,482
Income tax (benefit) provision	3,217	2,419	2,533	6,505	4,318	6,593
Income (loss) from continuing operations	3,524	1,877	6,035	3,203	6,476	9,889
Discontinued operations:
Income (Loss) from discontinued operations	(26,146)	(24,041)	(18,176)	(96,159)	(6,361)	4,177
operations, before income taxes
Income tax (benefit) provision	1,260	(577)	(5,707)	(19,813)	(2,092)	1,400
Loss from discontinued operations net of taxes	(27,406)	(23,464)	(12,469)	(76,346)	(4,269)	2,777
Net income (loss) before cumulative effect of	(23,882)	(21,587)	(6,434)	(73,143)	2,207	12,666
change in accounting principle
Cumulative effect of change in accounting principle	(21,812)	-	-	-	-	-
Net income (loss)	$ (45,694)	$ (21,587)	$ (6,434)	$ (73,143)	$ 2,207	$ 12,666
Basic net income (loss) per common share(2):
Income from continuing operations	$ 0.38	$ 0.20	$ 0.65	$ 0.34	$ 0.70	$ 1.11
Income (loss) from discontinued operations	(2.93)	(2.51)	(1.34)	(8.17)	(0.46)	0.31
Cumulative effect of change in accounting principle	(2.34)	-	-	-	-	-
Basic net income (loss) per common share	$ (4.89)	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.24	$ 1.42
Diluted net income (loss) per common share(2):
Income from continuing operations	$ 0.38	$ 0.20	$ 0.65	$ 0.34	$ 0.68	$ 1.07
Income (loss) from discontinued operations	(2.93)	(2.51)	(1.34)	(8.17)	(0.45)	0.30
Cumulative effect of change in accounting principle	(2.34)	-	-	-	-	-
Diluted net income (loss) per common share	$ (4.89)	$ (2.31)	$ (0.69)	$ (7.83)	$ 0.23	$ 1.37
Weighted average shares outstanding:
Basic	9,341	9,341	9,341	9,339	9,267	8,912
Diluted	9,348	9,345	9,350	9,426	9,457	9,240
Balance Sheet Data (at period end):
Working capital	($ 10,174)	$ 87,601	$ 91,314	$ 103,801	$ 121,449	$ 104,774
Total assets	162,177	252,963	281,287	323,694	392,480	329,730
Long-term obligations, less current portion	1,214	91,562	99,121	119,319	133,850	95,778
Common shareholders’ equity (deficit)	39,697	84,843	106,533	113,821	187,303	180,236
(1)	Special charges and other net operating expenses include asset impairment charges for continuing operation of $1,794 for the eight months ended December 31, 2001, $2,770 for the year ended April 30, 2000, and special charges of $4,100 in fiscal 1998 for the closure of a facility and consolidation of manufacturing operations in the towing and recovery equipment segment. The Company recorded asset impairments and special charges for discontinued operations of $11,828 for the year ended December 31, 2002, $15,568 for the eight months ended December 31, 2001, and $74,085 of special charges and $6,041 for the cost of the rationalization of the towing services segment for the year ended April 30, 2000. Special charges and asset impairments related to discontinued operations are included in Loss from Discontinued Operations in the statement of operations.

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

GENERAL

               Going Concern.  The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As more fully described under 2003 Amendment to Credit Facility, subsequent to December 31, 2002, the Company was in default of certain covenants under its Senior and Junior Credit Facility Agreements, and its Junior Credit Facility matures on July 23, 2003. The Senior and Junior Credit Facility Agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

                Discontinued Operations.   During the year ended December 31, 2002, the Company’s management and its board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets for the towing services segment and the distribution group are considered a "disposal group" and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

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

               Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, the Company ceased to amortize goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. For further detail of the Company’s impairment review and related write downs, See Note 7 to the Consolidated Financial Statements.

               Income taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. The Company established a deferred tax valuation allowance of $18.0 million as of December 31, 2002. The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters associated with the Company’s credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income. At December 31, 2002, the Company recorded a full valuation allowance against its net deferred tax assets from continuing and discontinuing operations totaling approximately $18.0 million.

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

               Seasonality. The Company’s towing and recovery equipment segment has experienced some seasonality in net sales due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year. The segment’s net sales have historically been seasonally impacted due in part to sales made at the largest towing and recovery equipment trade show which is held in the spring.

               Change in Fiscal Year. On September 25, 2001, the Company announced that its Board of Directors had approved a change in the Company’s fiscal year, from April 30 to December 31, effective December 31, 2001. The change to a December 31 fiscal year will enable the Company to report results on a conventional calendar basis. As a result of the change in fiscal year, the Company filed a transition report for the eight-month period ended December 31, 2001, and the comparative data below compares the financial results for that period against the results for the fiscal year ended April  30, 2001. The periods are not directly comparable, in that they relate to periods of materially different lengths, and also that the transition period does not include results from the three months ended April 30, a fiscal quarter in which the Company’s sales have traditionally been seasonally higher than other quarters.

RESULTS OF OPERATIONS

               The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

	Year Ended	Eight Months Ended
	December 31,	December 31,	Years Ended April 30,
	2002	2001	2001	2000
Continuing Operations:
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	85.9%	86.2%	85.3%	84.2%
Selling, general and administrative	8.6%	8.8%	9.7%	8.7%
Special charges and other operating expenses, net	0.0%	1.3%	0.0%	1.1%
Interest expense, net	2.2%	0.7%	1.0%	2.3%
Total costs and expenses	96.7%	97.0%	96.0%	96.3%
Income before income taxes	3.3%	3.0%	4.0%	3.7%

Discontinued Operations:
Net Sales	100.0%	100.00%	100.0%	100.0%
Costs and expenses:
Costs of operations	87.2%	86.4%	85.4%	84.1%
Selling, general and administrative	20.8%	15.4%	15.8%	20.3%
Special charges and other operating expense, net	0.8%	9.2%	0.0%	23.1%
Interest Expense, net	3.1%	3.9%	5.2%	2.5%
Total costs and expenses	111.9%	114.9%	106.4%	130.0%
Loss before income taxes	(11.9)%	(14.9)%	(6.4)%	(30.0)%

Twelve Months Ended December 31, 2002 Compared to Eight Months Ended December 31, 2001

               Continuing Operations

               Net sales from continuing operations of the towing and recovery equipment segment were $203.1 million for the twelve months ended December 31, 2002 compared to $142.4 million for the eight months ended December 31, 2001. Net sales at December 31, 2001 include only eight months of activity, accounting for a substantial portion of the increase from period to period. Demand for the Company’s towing and recovery equipment continues to be negatively impacted by cost pressures facing its customers and tightness in the current credit markets.

               Costs of operations of the Company as a percentage of net sales decreased slightly to 85.9% for the year ended December 31, 2002 from 86.2% for the eight months ended December 31, 2001. Selling, general, and administrative expenses decreased 0.2% as a percentage of net sales from 8.8% for the eight months ended December 31, 2001 to 8.6% for the twelve months ended December 31, 2002. The slight decrease in costs of sales and selling, general, and administrative expenses as a percentage of sales is the result of the Company’s continued focus on controlling costs of its continuing operations while disposing of its towing services segment and distribution group.

               In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, the Company ceased to amortize goodwill. In lieu of amortization, the Company was required to perform an initial impairment review, which resulted in the write-off of $1.7 million of goodwill attributable to continuing operations and $20.1 million of goodwill attributable to discontinued operations.

               The Company periodically reviews the carrying value of goodwill and long-lived assets to determine if those assets may be recoverable based upon future operating cash flows expected to be generated by those assets. During the eight months ended December 31, 2001, evaluations of these assets indicated that projected future cash flows from certain towing and recovery equipment operations were not sufficient to fully recover the carrying value of its goodwill and certain other long-lived assets. Accordingly, a non-cash impairment charge of $1.7 million was recorded.

               Interest expense for continuing operations for the year ended December 31, 2002 was $4.3 million compared to $1.1 million for the eight months ended December 31, 2001 as a result of the acceleration of amortization of deferred financing costs.

               The effective rate for the provision for income taxes for continuing operations was 47.7% for the year ended December 31, 2002 compared to 56.3% for the eight months ended December 31, 2001. The decrease in the effective rate is due to a deferred tax valuation allowance recorded as of December 31, 2001 and permanent differences. The allowance reflected the Company’s recognition that continuing losses from operations and certain liquidity matters associated with the Company’s credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income.

               Discontinued Operations

               Net sales of discontinued operations increased to $206.9 million for the year ended December 31, 2002 from $ 161.5 million for the eight months ended December 31, 2001. The increase is primarily due to the fact that net sales at December 31, 2001 include only eight months of activity. Net sales of the distribution group were $85.4 million for the year ended December 31, 2002 compared to $60.6 million for the eight months ended December 31, 2001. Net sales of the towing services segment were $121.6 million for the year ended December 31, 2002 compared to $101.0 million for the eight months ended December 31, 2001. Revenues of the towing services segment were negatively affected by the Company’s ongoing efforts to sell or close under performing and other markets.

               Cost of sales as a percentage of net sales for the distribution group was 92.1 % for the year ended December 31, 2002 compared to 91.7% for the eight months ended December 31, 2001. Cost of sales of the towing services segment increased 0.4% from 83.3% for the eight months ended December 31, 2001 to 83.7% for the year ended December 31, 2002.

               Selling, general, and administrative expenses as a percentage of sales was 8.8% for the distribution group and 29.2% for the towing services segment for the year ended December 31, 2002 compared to 9.5% and 18.9%, respectively for the eight months ended December 31, 2001. The decrease for the distribution group was the result of the Company’s continued cost reduction efforts as the Company began implementation of its plans for disposition of these operations. The increase in the towing services segment was the result of expenses not decreasing as rapidly as revenues as markets were sold throughout the year as well as various expenses incurred in connection with such dispositions.

               Net interest expense was $6.5 million for the year ended December 31, 2002 compared to $6.3 million for the eight months ended December 31, 2001, respectively.

               The effective rate for the provision for income taxes for discontinued operations was 12.8% for the year ended December 31, 2002 compared to 2.4% for the eight months ended December 31, 2001.

               Eight Months Ended December 31, 2001 Compared to Year Ended April 30, 2001

               Continuing Operations

               Net sales for the eight months ended December 31, 2001 were $142.4 compared to $212.9 for the twelve months ended April 30, 2001. Net sales at December 31, 2001 include only eight months activity, accounting for a substantial portion of the decrease. The Company experienced generally stable order rates for towing and recovery equipment in the face of continued challenging business conditions during the eight months ended December 31, 2001. Demand for the Company’s towing and recovery equipment continued to be negatively impacted by cost pressures facing its customers.

               Cost of operations for the Company as a percentage of net sales increased to 86.2% for the eight months ended December 31, 2001 compared to 85.3% for the year ended April 30, 2001. The increase as a percentage of net sales was primarily due to declines in overall sales volume as discussed above.

               Selling, general, and administrative expenses decreased 0.9% as a percentage of net sales from 9.7% for the year ended April 30, 2001 to 8.8% for the eight months ended December 31, 2001. The slight decrease in selling, general, as a percentage of sales, is a result of the Company’s continued focus on cost reduction efforts implemented in prior fiscal years.

               The Company periodically reviews the carrying value of goodwill and long-lived assets in both to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. During the eight months ended December 31, 2001 evaluations indicated that projected cash flows from certain towing services markets were not sufficient to fully recover the carrying value of its goodwill and other long-lived assets. Accordingly, the Company recorded non-cash impairment charges of $1.7 million for continuing operations and $14.9 million for discontinued operations.

               Interest expense for the eight months ended December 31, 2001 and the year ended April 30, 2001 was $1.1 million and $2.1 million, respectively. During the eight months ended December 31, 2001, the Company incurred lower interest expense as a result of refinancing its line of credit at more favorable rates in July 2001, a decrease in debt levels and four months less interest expense in the transition period.

               The effective rate of the provision for income taxes for continuing operations for the eight months ended December 31, 2001 was 56.3% compared to 29.7% for the year ended April 30, 2001. The increase in the effective rate is due to a deferred tax valuation allowance recorded as of December 31, 2001. The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters associated with the Company’s credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income.

               Discontinued Operations

               Net sales of discontinued operations decreased from $282.6 million for the year ended April 30, 2001 to $ 161.5 million for the eight months ended December 31, 2002. The decrease is primarily due to the fact that net sales at December 31, 2001 include only eight months of activity. Net sales of the distribution group were $60.6 million for the eight months ended December 31, 2001 compared to $100.3 million for the year ended April 30, 2001. Net sales of the towing services segment was $101.0 million for the eight months ended December 31, 2001 compared to $182.3 million for the year ended April 30, 2001. Revenues in the distribution group were negatively impacted by cost pressures facing its customers. Revenues in the towing services segment were negatively impacted during the eight months ended December 31, 2001 due to unseasonably mild temperatures, the impact on the overall transportation industry following the events of September 11th, and the sale of several towing services markets as part of the Company’s continued efforts to eliminate underperforming terminals.

               Cost of sales as a percentage of net sales for the distribution group was 91.7% for the eight months ended December 31, 2001 compared to 91.3% for the year ended April 30, 2001. Cost of sales of the towing services increased 1.1% from 82.2% for the year ended April 30, 2001 to 83.3% for the eight months ended December 31, 2001 primarily due to declines in revenues of underperforming markets

               Selling, general, and administrative expenses as a percentage of sales was 9.5% for the distribution group and 18.9% for the towing services segment for the eight months ended December 31, 2001 compared to 8.4% and 19.9%, respectively for the year ended April 30, 2001. The increase for the distribution group was primarily due to declines in sales volume as described above. The decrease for the towing services segment was the result of the Company’s continued cost reduction efforts.

               Net interest expense of discontinued operations decreased $8.3 million from $14.6 million for the year ended April 31, 2001 to $6.3 million for the eight months ended December 31, 2001. During the eight months ended December 31, 2001, the Company experienced overall lower interest expense as a result of refinancing its line of credit at more favorable rates in July 2001, a decrease in debt levels, and four months less interest expense in the transition period.

               The effective rate for the provision for income taxes for discontinued operations was 2.4% for the eight months ended December 31, 2001 compared to 31.4% for the year ended April 30, 2001.

               Year Ended April 30, 2001 Compared to Year Ended April 30, 2000

               Continuing Operations

               Net sales for the year ended April 30, 2001 decreased 18.7% to $212.9 million from $261.9 million for the comparable period in 2000. Net sales were adversely impacted as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers during the year ended April 30, 2001.

               Costs of operations for the Company as a percentage of net sales increased to 85.3% for the year ended April 30, 2001 compared to 84.2% for the comparable prior year. The increase as a percentage of net sales was primarily the result of declines in sales volume as discussed above.

               Selling, general, and administrative costs decreased 9.3% to $20.7 million from $22.8 million for the comparable period of fiscal 2000. As a percentage of sales these costs increased slightly from 8.7% in fiscal 2000 to 9.7% in fiscal 2001.

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

               Net interest expense decreased $3.9 million to $2.1 from $6.0 million for fiscal 2000 primarily due to higher interest rates on the Company’s line of credit facility.

               The effective rate for the provision for income taxes for continuing operations was 29.7% for the year ended April 30, 2001 compared to 67.0% for the year ended April 30, 2000. The difference is due primarily to the impact of lower earnings and impairment charges related to non-deductible goodwill.

               Discontinued Operations

               Net sales of discontinued operations decreased $37.6 million from $320.2 million for the year ended April 30, 2000 to $ 282.6 million for the year ended April 30, 2001. Net sales of the distribution group were $100.3 million for the year ended April 30, 2001 compared to $112.3 million for the year ended April 30, 2000. Net sales of the towing services segment were $182.3 million for the year ended April 30, 2001 compared to $207.9 million for the year ended April 30, 2000. Net sales of the distribution group were negatively impacted by cost pressures facing its customers. Revenues in the towing services segment decreased primarily due to the disposition of eleven underperforming markets during 2001, as well as declines in revenues of certain other underperforming markets.

               Cost of sales as a percentage of net sales for the distribution group was 91.3% for the year ended April 30, 2001 compared to 91.1% for the year ended April 30, 2000. Cost of sales of the towing services increased 1.8% from 80.4% for the year ended April 30, 2000 to 82.2% for the year ended April 30, 2001. The increase as a percentage of sales was due to declines in revenue explained above, coupled with increased labor and fuel costs. The increase was partially offset by a reduction in insurance costs due to favorable claims and a return on premium.

               Selling, general, and administrative expenses as a percentage of sales was 8.4% for the distribution group and 19.9% for the towing services segment for the year ended April 30, 2001 compared to 9.3% and 26.2%, respectively for the ended April 30, 2000. The decrease as a percentage of sales was primarily the result of company-wide cost reduction efforts implemented in late fiscal 2000 and the first quarter of 2001.

               During the second quarter of 2000, the Company recorded special charges of $6.0 million for the further rationalization of its towing services operations. These charges included the cost of early termination of certain employment contracts and facility leases, as well as losses on the disposal of certain excess equipment and other property-related charges.

               Net interest expense of discontinued operations increased $6.6 million from $8.0 million for the year ended April 31, 2000 to $14.6 million for the eight months ended December 31, 2001 primarily due to higher interest rates on the Company’s line of credit.

               The effective rate for the provision for income taxes for discontinued operations was 31.4% for the year ended April 30, 2001 compared to 20.6% for the year ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

               The Company’s primary capital requirements are for working capital, debt service, and capital expenditures. Since 1996, the Company has financed its operations and growth from internally generated funds and debt financing.

               Cash provided by operating activities was $19.6 million for the year ended December 31, 2002 compared to $9.8 million for the eight months ended December 31, 2001, $21.9 million for the year ended April 30, 2001 and $8.5 million for the year ended April 30, 2000. Cash provided by operations for the year ended December 31, 2002 included approximately $9.0 million of tax refunds received during the year. The cash provided by operating activities also reflects decreases in inventory levels and accrued liabilities, partially offset by increases in accounts receivable.

               Cash provided by investing activities was $18.3 million for the year ended December 31, 2002 compared to $0.2 million used in investing activities for the eight months ended December 31, 2001, $8.3 million provided by investing activities for the year ended April 30, 2001 and $7.6 million used in investing activities for the year ended April 30, 2000. The cash provided by investing activities for the year ended December 31, 2002 was primarily the result of proceeds from the sale of towing services operations.

               Cash used in financing activities was $44.4 million for the year ended December 31, 2002 compared to $6.3 million for the eight months ended December 31, 2001, $29.1 million for the year ended April 30, 2001 and $4.0 million for the year ended April 30, 2000. The cash was used almost entirely to reduce borrowings under the Company’s credit facilities and other outstanding long-term debt and capital lease obligations.

2001 Credit Facility

               In July 2001, the Company entered into a  four year senior secured credit facility (the “Senior Credit Facility”) with a syndicate of lenders to replace the existing credit facility.   As a part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility (the “Junior Credit Facility”). The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. On July 25, 2001, the Company borrowed $85.0 million under the new Senior Credit Facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan). Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively. Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment. The Company is required to make monthly amortization payments on the term loan of $167,000. The Senior Credit Facility bore interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.00% or prime rate (as defined) plus 1.00% on the term portion.

               The Senior Credit Facility matures in July, 2005 and is collateralized by substantially all the assets of the Company. The Senior Credit Facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the Senior Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Senior Credit Facility also contains requirements related to weekly and monthly collateral reporting.

               The $14.0 million Junior Credit Facility is by its terms expressly subordinated only to the Senior Credit Facility. The Junior Credit Facility, under which $14.4 million was outstanding at December 31, 2002, matures on July 23, 2003 and bears interest at 6.0% over the prime rate. There can be no assurance that the Company will be able to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date thereof. If the Company fails to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date, such failure will constitute an event of default under the Junior Credit Facility and will also trigger an event of default under the Senior Credit Facility cross-default provisions. A total of $42.4 million (continuing and discontinued operations) was outstanding under the Senior Credit Facility at December 31, 2002. In such case, the junior lender agent would be prevented from taking any enforcement action against the Company, its subsidiaries or their respective assets in respect of such event of default until the earlier of: (i) the date which is 120 days (subject to extension to 270 days by notice from senior lender agent to junior lender agent) after the date upon which the junior lender agent gives notice of enforcement to the senior lender agent pursuant to the terms of the Intercreditor Agreement; (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (ii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries. The resulting event of default under the Senior Credit Facility if the Company does not repay all of the obligations under the Junior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders. There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any event of default that would occur as a result of the failure by the Company to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date.

               The Junior Credit Facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January, 2002 based on the outstanding balance of the facility at the time. The Junior Credit Facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July, 2002 and up to an additional 1.5% on July 23, 2003 with an exercise price equal to the then fair market value of the Company’s common stock. The number of warrants which may be issued would be reduced pro rata as the balance of the Junior Credit Facility is reduced. On July 23, 2002, the Company issued 47,417 warrants for the purchase of common stock in conjunction with these related provisions.

               The Junior Credit Facility contains requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

               Outstanding borrowings under the Senior and Junior Credit Facilities as of March 31, 2003 and as of December 31, 2001 were as follows (in thousands):

	March 31, 2003	December 31, 2001
Senior Credit Facility
Manufacturing	$31,897	$40,219
Road One	$7,617	$38,079
Term Loan	$2,520	$7,165
Total	$42,034	$85,463

Junior Credit Facility	$13,707	$14,000

Total Outstanding Borrowings	$55,741	$99,463

               These substantial reductions in the Company’s overall indebtedness were due to improved operating cost flow resulting from cost reductions and expense controls.  Dispositions of RoadOne assets and operations improved liquidity and reduced expenses, and tax refunds of approximately $4.2 million during the quarter ended June 30, 2002 and $4.6 million during the quarter ended September 30, 2002, were used to reduce debt.

               2002 Amendments to the Credit Facility

               On February 28, 2002 the Company entered into a Forbearance Agreement and First Amendment to the Senior Credit Facility with the lenders under the Senior Credit Facility, as amended by that certain Amendment to Forbearance Agreement dated as of March 18, 2002 and that certain Second Amendment to the Forbearance Agreement dated as of March 29, 2002 (as so amended, the “Forbearance Agreement”). As a result of a revised asset appraisal conducted by the senior lenders, the senior lenders determined that the amounts outstanding under the Senior Credit Facility should be lowered below the amount then outstanding under the Senior Credit Facility, causing the Company to be over-advanced on its line of credit which resulted in the occurrence of an event of default under the Senior Credit Facility and a corresponding event of default under the Junior Credit Facility. The Forbearance Agreement and subsequent amendments waived the Company’s overadvance under the Senior Credit Facility and amended the terms of the credit agreement to, among other things, (i) permanently reduce the commitment levels to $42.0 million for the towing and recovery equipment segment and $36.0 million for the RoadOne segment portion of the revolving credit facility and $6,611,000 for the term loan facility, (ii) eliminate the Company’s ability to borrow funds at a LIBOR rate of interest, and (iii) increase the interest rate to a floating rate of interest equal to the prime rate plus 2.75%.

               On April 15, 2002 the Company entered into the Second Amendment to the Senior Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements. The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment was scheduled to be reduced as follows: August 12, 2002 - to $34.0 million; October 2, 2002 - to $30.0 million; March 31, 2003 - to $27.0 million; thereafter - quarterly reductions of $3.0 million through June 30, 2005. At the same time, the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments. On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated Intercreditor and Subordination Agreement (the “Intercreditor Agreement”), pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

               On September 13, 2002, the Company entered into the Third Amendment to Credit Agreement in connection with its Senior Credit Facility. Pursuant to the Third Amendment, the amount of the mandatory periodic reductions in the RoadOne revolving loan commitment amount, as established in the April 15, 2002 Second Amendment to Senior Credit Agreement, were increased by amounts calculated based on updated asset appraisals completed in September 2002. Consequently, the Company will need to repay outstanding loans and permanently reduce the RoadOne loan commitment under its senior credit facility over the life of the loan and prior to the maturity date. Pursuant to the terms of the Second and Third Amendments, the failure by the Company to repay outstanding loans and to reduce the RoadOne revolving loan commitment by the amounts and the times required pursuant to these amendments will result in increased interest rates on the senior loans and/or the occurrence of an event of default under the senior credit agreement.

               In addition, pursuant to the Third Amendment, the amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter. The Sixth Amendment (discussed below under 2003 Amendments) lowered the $4.3 million limit and eliminated the further requirement for reduction to $0 after February 28, 2003.

               On November 14, 2002, the Company entered into the Fourth Amendment to the Senior Credit Facility, which granted waivers from the senior lenders of violations of certain financial covenants for the quarter ended September 2002. There were no violations under the Junior Credit facility. The Amendment also reduced the level of certain financial covenants for future periods, basing them strictly on the results of the towing and recovery equipment segment for those periods. In addition, the amendment revised the RoadOne revolving commitment amount based on the plan to sell all remaining towing service operations, reducing the commitment amount to $15.0 million at November 30, 2002, $12.0 million at December 31, 2002, $9.0 million at January 31, 2003, $6.0 million at February 28, 2003 and reducing to zero as of March 31, 2003.

               2003 Amendments to Credit Facility

               On February 28, 2003, the Company entered into the Fifth Amendment to the Senior Credit Facility. Pursuant to the Fifth Amendment, the date upon which the amount of certain used inventory taken in trade for collateral purposes is reduced to $-0- was extended from February 28, 2003 to March 31, 2003. In addition, the Fifth Amendment revised the RoadOne revolving commitment, reducing the amount to $9.0 million at February 28, 2003 and $-0- as of March 31, 2003.

               On April 1, 2003, the Company entered into the Sixth Amendment to the Senior Credit Facility. The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending by one year the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004. The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions. The Sixth Amendment also extended the time for required delivery of the Company’s annual financial reports for fiscal year ended December 31, 2002 and certain related items from March 31, 2003 to April 30, 2003.

               Meeting the new repayment schedule for the RoadOne revolving commitments as described above under Amendments to the Credit Facilities, will require that the Company sell its towing services businesses according to its contemplated schedule on acceptable terms. While the Company believes its timetable for sales is achievable there can be no assurance that the schedule can be met.

               In addition to the borrowings under the Senior and Junior Credit Facilities described above, the Company had approximately $5.2 million of mortgage notes payable, equipment notes payable and other long-term obligations at December 31, 2002. The Company also had approximately $18.2 million in noncancellable operating lease obligations, approximately, $17.6 million of which relates to truck and building leases of discontinued operations.

               The Company is currently in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file this Annual Report prior to April 30, 2003. Additionally, the Company is in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003. The Company is currently not pursuing a waiver of the default or an amendment to the Credit Facilities to cure the default. The Company has had informal discussions with its creditors indicating that the creditors will not take action against the Company as a result of the default. However, there can be no assurance that the creditors will not pursue action in the future as a result of this default or any other default under the Credit Facilities.

               Failure to achieve the Company’s revenue and income projections, or to sell towing services operations for the prices and on the timetable contemplated, could result in failure to comply with the amended debt service requirements. Such non-compliance would result in an event of default, which if not waived by the lending groups, would result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies. Under these circumstances the Company could be required to find alternative funding sources, such as sale of assets or other financing sources. If the Company were unable to refinance the Senior Credit Facility on acceptable terms or find an alternative source of repayment for the Senior Credit Facility, the Company’s business and financial condition would be materially and adversely affected. There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are accepted to the Company or at all. If the Company is not successful in its efforts to refinance or extend the maturity date of the Junior Credit Facility, the Company would likely be required to seek bankruptcy court or other protection from its creditors.

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

                In October 2001, the Company obtained interest rate swaps as required by terms in its Senior Credit Facility to hedge exposure to market fluctuations. The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.55% to 3.920%. The swaps expire annually from October 2002 to October 2004. The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001. Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest. Subsequent to year end, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge. Accordingly, concurrent with the conversion the Company prematurely terminated the swap in February 2002 at a cost of $341,000. The resulting loss will be recorded in Other Comprehensive Loss in February 2002 and reclassified to earnings as interest expense over the term of the Senior Credit Facility.

               The Junior Credit Facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of the Company’s common stock on July 2002 and up to an additional 1.5% in July 2003. The warrants were valued as of July 2001 based on the relative fair value using the Black Scholes model with the following assumptions: risk-free rate of 4.9% estimated life of 7 years, 72% volatility and no dividend yield. Accordingly, the Company has recorded a liability and makes periodic mark to market adjustments, which are reflected in the accompanying consolidated statement of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. At December 31, 2002, the related liability was $362,638 and is included in accrued liabilities in the accompanying consolidated financial statements.

               Recent Accounting Pronouncements

              In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2002. Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations of financial position.

              FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is included in Part IV, Item 14 of this Report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE

               The Company engaged PricewaterhouseCoopers LLP as its principal accountants and dismissed its former principal accountants, Arthur Andersen LLP, effective November 30, 2001. The decision to change accountants was approved by the Audit Committee of the Company on November 30, 2001. This matter was previously reported on a Form 8-K filed December 6, 2001 and amended December 14, 2001.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

               Below is a list of the Company’s current Board of Directors, as well as background information about each director.

Name of Director	Background Information
Jeffrey I. Badgley

Mr. Badgley, 51, has served as Chief Executive Officer of the Company since November 1997, as President of the Company since June 1996 and as a director since January 1996. In June 1997, he was named Co-Chief Executive Officer of the Company, a title he shared with Mr. Miller until November 1997. Mr. Badgley served as Vice President of the Company from 1994 to 1996, and as Chief Operating Officer of the Company from June 1996 to June 1997. In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996. Mr. Badgley served as Vice President-Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996. He previously served as Vice President-Sales and Marketing of Challenger Wrecker Corporation (“Challenger Wrecker”), from 1982 until joining Miller Industries Towing Equipment Inc.

A. Russell Chandler, III

Mr. Chandler, 58, has served as a director of the Company since April 1994. He is founder and Chairman of Whitehall Group Ltd., a private investment firm based in Atlanta, Georgia. Mr. Chandler served as the Mayor of the Olympic Village for the Atlanta Committee for the Olympic Games from 1990 through August 1996. From 1987 to 1993, he served as Chairman of United Plastic Films, Inc., a manufacturer and distributor of plastic bags. He founded Qualicare, Inc., a hospital management company, in 1972 and served as President and Chief Executive Officer until its sale in 1983.

Paul E. Drack

Mr. Drack, 74, has served as a director of the Company since April 1994. Mr. Drack is also a director of Euramax International PLC. Mr. Drack retired in December 1993 as President and Chief Operating Officer of AMAX Inc., positions he held since August 1991. From 1985 to 1991, Mr. Drack served in various capacities for operating subsidiaries of AMAX Inc. including Chairman, President and Chief Executive Officer of Alumax Inc. and President of Kawneer Company. He was a director of AMAX Inc. from 1988 to 1993. Prior to its acquisition by Cyprus Minerals in November 1993, AMAX Inc. was a producer of aluminum and manufactured aluminum products with interests in domestic energy and gold production.

William G. Miller

Mr. Miller, 56, has served as Chairman of the Board since April 1994. From January 2002 to August 2002, Mr. Miller served as the Chief Executive Officer of Team Sports Entertainment, Inc., as well as Team Sports Entertainment’s subsidiary, Team Racing Auto Circuit. Mr. Miller served as Chief Executive Officer of the Company from April 1994 until June 1997. In June 1997, he was named Co-Chief Executive Officer, a title he shared with the Company’s President, Jeffrey I. Badgley until November 1997. Mr. Miller also served as President of the Company from April 1994 to June 1996. He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

Richard H. Roberts

Mr. Roberts, 49, has served as a director of the Company since April 1994.  Mr. Roberts currently serves as Senior Vice President, Landair Transport, Inc., a position he has held since August 1994.  From August 1994 until July 2002, Mr. Roberts served as General Counsel and Secretary of Forward Air Corporation and Landair Corporation.  From May 1995 until May 2002 Mr. Roberts served as s director of Forward Air Corporation.  Mr. Roberts also a held similar position with Landair Corporation from September 1998 until February 2003.  Mr. Roberts was partner in the law firm of Baker, Worthington, Crossley & Stansberry, counsel to the Company, from January 1991 to August 1994 and prior thereto was an associate of the firm.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

               Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission, The New York Stock Exchange and the Company. Based solely on a review of the written statements and copies of such reports furnished to the Company by its executive officers and directors, the Company believes that during fiscal 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were complied with, and the Company is not aware of any filing delinquencies.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table sets forth certain information for the fiscal year ended December 31, 2002, the eight month transition period ended December 31, 2001 (noted as “Trans. Per.”) and each of the last three fiscal years ended April 30, 2001, 2000 and 1999 of the Company concerning compensation paid by the Company and its subsidiaries to the Company’s Chief Executive Officer and to each of the Company’s other most highly compensated executive officers as of December 31, 2002 who earned in excess of $100,000 in salary and bonus during the fiscal 2002 (collectively, the “Named Executive Officers”).

		Annual Compensation(1)		Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities underlying Options (#)	All Other Compensation ($)
William G. Miller	2002	$180,000	-	-	-
Chairman	Trans. Per.	120,000	-	-	-
	2001	180,000	-	-	-
	2000	180,000	-	-	-
	1999	180,000	-	-	-

Jeffrey I. Badgley	2002	276,210	45,000(2)	-	$ 1,496(3)
President and Chief Executive	Trans.Per.	184,133	-	8,000	1,726(3)
Officer	2001	266,667	-	-	8,928(5)
	2000	245,833	-	16,000	1,424(3)
	1999	191,667	60,000(2)	120,000(4)	1,653(3)

Frank Madonia	2002	196,207	22,000(2)	-	1,717(3)
Executive Vice President, Secretary	Trans. Per.	130,800	-	5,000	1,308(3)
and General Counsel	2001	191,667	-	-	6,628(3)(6)
	2000	178,333	-	12,000	1,762(3)
	1999	145,625	48,333(2)	90,000(4)	1,592(3)

J. Vincent Mish	2002	176,206	22,000(2)	-	1,628(3)
Executive Vice President, Chief	Trans. Per.	117,467	-	5,000	1,067(3)
Financial Officer and President of	2001	163,333	30,000(2)	-	6,222(3)(7)
the Financial Services Group	2000	153,333	-	12,000	1,312(3)
_________________	1999	120,000	48,333(2)	7,500	1,205(3)

(1)	Excludes perquisites and other personal benefits aggregating less than $50,000 or 10% of the named executive officer’s annual salary and bonus.
(2)	Bonus awards consist entirely of amounts earned in previous fiscal years which are paid incrementally to the executive officer in the year noted in accordance with the Company’s bonus plan.
(3)	Consists of a matching contribution made to the executive’s account in the Company’s 401(k) Plan.
(4)	Issued in connection with employment agreements entered into in September 1998, as further described under the heading “Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements” below.
(5)	Mr. Badgley’s other compensation includes $6,250 received from the sale of 125,000 out of the money options to the Company at a purchase price of $0.05 per option and a $2,678 matching contribution to Mr. Badgley’s account in the Company’s 401(k) Plan.
(6)	Mr. Madonia’s other compensation includes $4,700 received from the sale of 94,000 out of the money options to the Company at a purchase price of $0.05 per option and a $1,928 matching contribution to Mr. Madonia’s account in the Company’s 401(k) Plan.
(7)	Mr. Mish’s other compensation includes $4,700 received from the sale of 94,000 out of the money options to the Company at a purchase price of $0.05 per option and a $1,522 matching contribution to Mr. Mish’s account in the Company’s 401(k) Plan.

               No options were granted to or exercised by the Named Executive Officers during 2002.

Option Values as of December 31, 2002

               The following table summarizes certain information regarding option values of the Named Executive Officers as of the end of December 31, 2002.

Name	No. of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
William G. Miller	-	-	-	-
Jeffrey I. Badgley	69,786	6,800	$ 720	$ 2,160
Frank Madonia	57,936	4,350	450	1,350
J. Vincent Mish	41,436	4,350	450	1,350

_____________________

(1)	As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options for the Common Stock is calculated based on the closing sale price on the New York Stock Exchange as of December 31, 2002, which was $3.41 per share.

Compensation Committee Report on Executive Compensation

               Overview. The Company’s general compensation policies on executive officer compensation are administered by the Compensation Committee (the “Committee”) of the Board of Directors; however, the Committee submits its determinations to the full Board for its comments and concurrence. All members of the Committee are non-employee directors. It is the responsibility of the Committee to determine whether the executive compensation policies are reasonable and appropriate, meet their stated objectives and effectively serve the best interests of the Company and its shareholders.

               The three components of executive officer compensation are base salary, annual cash bonus awards and stock option grants. In addition to the Committee’s determinations on base salary and bonus award, the Committee administers the Company’s 1994 stock option plan (“1994 Plan”) and recommends to the Board of Directors the options to be granted to executive officers. In fiscal 2002, none of the Named Executive Officers were granted stock options.

               The Company believes that its executive compensation policy should be reviewed annually and should be reviewed in light of the Company’s financial performance, its annual budget, its position within its industry sectors and the compensation policies of similar companies in its business sectors. The Committee believes that in addition to corporate performance, it is appropriate to consider in setting and reviewing executive compensation the level of experience and the responsibilities of each executive as well as the personal contributions a particular individual may make to the success of the corporate enterprise. Such qualitative factors as leadership skills, analytical skills, organization development, public affairs and civic involvement are deemed to be important qualitative factors to take into account in considering levels of compensation. No relative weight is assigned to these qualitative factors, which are applied subjectively by the Committee.

               Option Grants. The Company uses grants of options to better align the interests of the Company’s officers and employees with the long-term interests of the Company and its shareholders. All options for the purchase of 500 or more shares generally vest in four equal annual installments, and all options for the purchase of fewer than 500 shares vest in two equal annual installments. All options are exercisable until the tenth anniversary of the grant date unless otherwise earlier terminated pursuant to the terms of the individual option agreement. The Committee strongly believes it is important for the non-executive officer employees of the Company to have a long-term equity interest in the Company. During 2002, the Company did not grant options to employees and executive officers under the 1994 Plan

               Salaries. During 2002, the Committee reviewed the salaries of all executive officers and the established levels of participation of those officers in the Company’s Cash Bonus Plan and the 1994 Plan. In its review, the Committee discussed the performance of the executive officers with the Chief Executive Officer and further considered the compensation packages, employment agreements (as applicable) and existing stock options (as applicable) of each officer and of the Chief Executive Officer. The Committee’s review of executive officer compensation included consideration of individual performance and contribution to the Company, a comparison to compensation paid to executive officers in companies of similar size in related industries, the financial performance of the Company, and other factors the Committee believed were relevant in making its determination.

               Employment Agreements. As a result of an executive compensation study conducted during fiscal 1999 by the Compensation Committee with the assistance of an independent consulting firm specializing in these matters, the Company began the incremental process of increasing the compensation of its executive officers by entering into the employment agreements described under “Employment Contracts, Termination of Employment, Severance and Change in Control Arrangements”, providing for the salary increases and the option grants reflected in such agreements. Each of Messrs. Badgley, Miller, Madonia and Mish is a party to an employment agreement with the Company or a subsidiary of the Company, which is described under “Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements.”

               Federal Income Tax Deductibility Limitation on Executive Compensation. Section 162(m) of the Internal Revenue Code was enacted as part of the 1993 Omnibus Budget Reconciliation Act (“OBRA”) and generally disallows a corporate deduction for compensation over $1,000,000 paid to the Company’s Chief Executive Officer or any other of the four highest compensated officers. The Committee continues to analyze the potential impact of this limitation. Under the regulations and the transition rules, executive compensation pursuant to the 1994 Plan should be qualifying “performance based” compensation and therefore be excluded from the $1,000,000 limit. Other forms of compensation provided by the Company, however, including base salary and amounts awarded under the Cash Bonus Plan, are not excluded from the limit. The Committee currently anticipates that substantially all compensation to be paid in future years will be deductible under Section 162(m) because of the spread between present levels of executive officer compensation and the limit under the regulation. In any event, the Committee believes that performance based compensation is desirable and can be structured in a manner to constitute qualifying as performance based compensation under Section 162(m).

Paul E. Drack A. Russell Chandler, III Richard H. Roberts

Performance Graph

		4-30-96	4-30-97	4-30-98	4-30-99	4-28-00	4-30-01	12-31-01	12-31-02
	Miller Industries, Inc.	100	128	85	54	37	8	7	7
A	NYSE Composite Index	100	119	164	181	184	181	168	135
B	S & P Composite Index	100	124	194	221	169	160	206	174

A	The New York Stock Exchange revised the NYSE Composite Index as of December 31, 2002. The change recalibrated the base year as December 31, 2002.
B	For the year ended December 31, 2002, the S&P 500 Composite transferred the Heavy Duty Trucks & Parts indices to the S&P 500 - Construction & Farm Machinery & Heavy Trucks.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth, as of March 14, 2003, certain information with respect to (a) all shareholders known to be “beneficial owners” (as that term is defined in the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock; and (b) the Common Stock “beneficially owned” (i) by each director or nominee for director, (ii) by the executive officers named in the Summary Compensation Table and (iii) by all executive officers and directors of the Company as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the Common Stock owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[1]
William G. Miller[2]	1,622,646[3]	17.4%
Account Management, LLC	823,530[4]	8.8%
Peter S. Lynch	682,600[5]	7.3%
Avocet Capital Management , L.P. Blackpool Enterprises, LLC Raymond S. Ingelby Avocet Investment Partners, L.P.[6] }	539,975[6]	5.8%
Jeffrey I. Badgley	93,101[7]	*
Frank Madonia	81,551[8]	*
J. Vincent Mish	57,051[9]	*
A. Russell Chandler, III	45,408[10]	*
Richard H. Roberts	30,048[11]	*
Paul E. Drack	28,848[12]	*
All Executive Officers and Directors as a Group (7 persons)	1,958,653[13]	20.4%

____________________________
*	Less than one percent
1.	The Percent of Class column represents the percentage that the named person or group would beneficially own if such person or group, and only such person or group, exercised all currently exercisable options and rights to acquire shares of Common Stock held by such person or group.

2.	Mr. Miller’s business address is Miller Industries, Inc., 3295 River Exchange Parkway, Suite 220, Norcross, Georgia 30092.
3.	Includes 109,288 shares held by the Miller Family Foundation, Inc., a Georgia non-profit corporation of which Mr. Miller is the sole director.
4.	As reported in a Schedule 13G filed with the SEC on February 14, 2003, Account Management, LLC, a registered investment advisor, (Account Management) has sole dispositive power over 823,530 of the shares reported. Account Management does not have voting power with respect to any of the shares reported. Account Management’s address is 2 Newbury Street, Boston, Massachusetts 02116.
5.	As reported in an amended Schedule 13G filed with the SEC on February 14, 2003, Mr. Lynch has sole voting and dispositive power over 242,600 of the shares reported and shared voting and dispositive power over 440,000 of the shares reported. The shares reported include shares beneficially owned by Mr. Lynch’s wife, shares beneficially owned in two charitable lead trusts and a charitable remainder trust, shares beneficially owned in trust for members of Mr. Lynch’s family and shares beneficially owned by a charitable foundation of which Mr. Lynch is a trustee. Mr. Lynch’s address is 82 Devonshire Street, S8A, Boston, Massachusetts 02109.
6.	As reported in a Schedule 13G filed with the SEC on March 2, 2003, Avocet Capital Management, L.P., a registered investment advisor, (ACM), Blackpool Enterprises, LLC (Blackpool) and Raymond Ingelby (Ingelby) are members of a group who have shared voting and dispositive power over 539,975 of the shares reported. Avocet Investment Partners, L.P. (AIP) has shared voting and dispositive power over 466,925 of the shares reported. AIP disclaims membership in a group. ACM, Blackpool and Ingelby expressly disclaim beneficial ownership in the reported shares, except to the extent of their respective pecuniary interests. AIP expressly disclaims beneficial ownership of any of the shares reported on the Schedule 13G. The address for ACM, Blackpool, Ingelby and AIP is 5508 Highway 290 West, Austin, Texas 78735.
7.	Includes 69,786 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
8.	Includes 57,936 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
9.	Includes 41,436 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
10.	Includes 28,048 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
11.	Includes 28,048 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
12.	Includes 28,048 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
13.	Includes 253,302 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

Equity Compensation Plan Information

               The following table provides information about equity compensation awards under the Company’s Stock Option and Incentive Plan and the Company’s Non-Employee Director Stock Option Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	663,183	$24.10	486,197(1)
Equity compensation plans not approved by stockholders	145,661(2)	$4.70	n/a
Total	808,844	$22.22	486,197
____________________
(1)	Available for grant under the Company’s Stock Option and Incentive Plan and the Company’s Non-Employee Director Stock Option Plan as of December 31, 2002.
(2)

Options issued pursuant to a resolution of the Board of Directors dated September 11, 1998 providing for the automatic annual grant to each non-employee director, serving immediately after each Annual Meeting of Shareholders, of options to purchase a number of shares of the Company’s  common stock equal to $32,500 divided by the Black Scholes value (as calculated by the Company’s independent public accountants) of an option to purchase one such share as of the date of the Annual Meeting.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

ITEM 14.               CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)               The following documents are filed as part of this Report:

1.               Financial Statements

Description	Page Number in Report

Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2002, and 2001 and April 30, 2001	F-4
Consolidated Statements of Operations for the year ended December 31, 2002, the eight months ended December 31, 2001 and the years ended April 30, 2001 and 2000	F-5
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2002, the eight months ended December 31, 2001 and the years ended April 30, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2002, the eight months ended December 31, 2001 and the years ended April 30, 2001 and 2000	F-7

2.               Financial Statement Schedules

               The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report

Schedule II - Valuation and Qualifying Accounts	S-1

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3.               Exhibits

               The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant		10-K	December 31, 2001	3.1
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7
10.5	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11
10.20	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.21	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.22	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.23	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1
10.24	Form of Incentive Stock Option Agreement**	33-79430	S-1	August 1994	10.2
10.25	Miller Industries, Inc. Cash Bonus Plan**	33-79430	S-1	August 1994	10.3
10.26	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4
10.27	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

Description		Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.28	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.29	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.30	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37
10.31	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38
10.32	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39
10.33	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40
10.34	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10
10.35	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.37
10.36	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.38
10.37	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.39

Description		Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.40	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10
10.41	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1
10.42	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3
10.50	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4
10.51	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6
10.60	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001	-	Form 10-K	April 30, 2001	10.6
10.61	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.61
10.62	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.62
10.70	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.7

Description		Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.71	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.71
10.72	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.72
10.73	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.73
10.74	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.74
10.75	Warrant Agreement dated July 23, 2001	-	Form 10-K	April 30, 2001	10.75
10.80	Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.8
10.81	Second Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	--	Form 10-K	December 31, 2001	10.81
10.82	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	--	Form 10-K	December 31, 2001	10.82
10.83	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.	--	Form 10-K	December 31, 2001	10.83

Description		Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.84	Third Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated September 13, 2002.*	--	--	--	--
10.85	Fourth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated November 14, 2002.	--	10-Q/A	September 30, 2002	10.1
10.86	Fifth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2003.*	--	--	--	--
10.87	Sixth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated April 1, 2003.*	--	--	--	--
21	Subsidiaries of the Registrant*
23	Consent of PricewaterhouseCoopers LLP*
24	Power of Attorney (see signature page)*
99.1	Certification of Jeffrey I. Badgley pursuant to 18 U.S.C. Section 1350*
99.2	Certification of J. Vincent Mish pursuant to 18 U.S.C. Section 1350*

*               Filed herewith.
**             Management contract or compensatory plan or arrangement.

               (b)               Reports on Form 8-K.   There were no reports filed on Form 8-K for the last quarter of 2002.

               (c)               The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

               (d)               The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS	F-2

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001, AND APRIL 30, 2001	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002, EIGHT MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED APRIL 30, 2001 AND 2000	F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2002, EIGHT MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED APRIL 30, 2001 AND 2000	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002, EIGHT MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED APRIL 30, 2001 AND 2002	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002	F-9

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS	S-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of Miller Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miller Industries, Inc. and its subsidiaries at December 31, 2002 and 2001 and April 30, 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, the eight month period ended December 31, 2001 and the years ended April 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the consolidated financial statements, subsequent to December 31, 2002, the Company was in default of certain covenants under its senior and subordinated credit facility agreements, and its subordinated credit facility matures on July 23, 2003. The senior and subordinated credit facility agreements contain certain cross-default provisions and provide for the acceleration of amounts due as well as other remedies in the event of default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s actions and plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, the Company changed its method of assessing impairment of intangible assets in 2002.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
April 11, 2003, except as to Notes 2 and 8 for which the date is May 1, 2003

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001, AND APRIL 30, 2001
(In thousands, except share data)

	December 31, 2002	December 31, 2001	April 30, 2001
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$2,097	$9,863	$6,627
Accounts receivable, net of allowance for doubtful accounts of $805, $3,023 and $2,853 at December 31, 2002, and 2001 and April 30, 2001, respectively	46,616	66,555	75,104
Inventories, net	27,815	60,114	67,835
Deferred income taxes	0	12,421	5,371
Prepaid expenses and other	748	12,178	12,010
Current assets of discontinued operations held for sale	32,366	0	0
Total current assets	109,642	161,131	166,947
PROPERTY, PLANT, AND EQUIPMENT, net	23,121	53,122	58,564
GOODWILL, net	11,619	33,435	46,736
PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net	537	1,101	834
OTHER ASSETS	1,841	4,174	8,206
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	15,417	0	0
	$162,177	$252,963	$281,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$35,244	$12,405	$7,213
Accounts payable	25,213	36,366	43,064
Accrued liabilities and other	6,147	24,759	25,356
Current liabilities of discontinued operations held for sale	53,212	0	0

Total current liabilities	119,816	73,530	75,633

LONG-TERM OBLIGATIONS, less current portion	1,214	91,562	99,121
DEFERRED INCOME TAXES	0	3,028	0
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	1,450	0	0
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 9,341,436, and 9,341,753 shares issued and outstanding at December 31, 2002 and 2001, and April 30, 2001, respectively	93	93	93
Additional paid-in capital	145,088	145,088	145,088
Accumulated deficit	(103,790)	(58,096)	(36,509)
Accumulated other comprehensive loss	(1,694)	(2,242)	(2,139)
Total shareholders’ equity	39,697	84,843	106,533
	$162,177	$252,963	$281,287

The accompanying notes are an integral part of these consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002, EIGHT MONTHS ENDED DECEMBER 31,
2001 AND YEARS ENDED APRIL 30, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2002	December 31, 2001	April 30, 2001	April 30, 2000

NET SALES	$203,059	$142,445	$212,885	$261,907

COSTS AND EXPENSES:
Costs of operations	174,516	122,753	181,517	220,602
Selling, general and administrative expenses	17,434	12,547	20,663	22,791
Special Charges	--	1,794	--	2,770
Interest expense, net	4,368	1,055	2,137	6,036
Total costs and expenses	196,318	138,149	204,317	252,199

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,741	4,296	8,568	9,708
INCOME TAX PROVISION (BENEFIT)	3,217	2,419	2,533	6,505
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,524	1,877	6,035	3,203

DISCONTINUED OPERATIONS:
(Loss) from discontinued operations, before taxes	(26,146)	(24,041)	(18,176)	(96,159)
Income tax provision (benefit)	1,260	(577)	(5,707)	(19,813)
(Loss) from discontinued operations	(27,406)	(23,464)	(12,469)	(76,346)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD	(23,882)	(21,587)	(6,434)	(73,143)
Cumulative effect of change in accounting principle	(21,812)	--	--	--
NET LOSS	$(45,694)	$(21,587)	$(6,434)	$(73,143)
BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.38	$0.20	$0.65	$0.34
Loss from discontinued operations	(2.93)	(2.51)	(1.34)	(8.17)
Cumulative effect of change in accounting principle	(2.34)	--	--	--
Basic income (loss) per common share	$(4.89)	$2.31	$(0.69)	$(7.83)
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.38	$0.20	$0.65	$0.34
Loss from discontinued operations	(2.93)	(2.51)	(1.34)	(8.17)
Cumulative effect of change in accounting principle	(2.34)	--	--	--
Diluted income (loss) per common share	$(4.89)	$(2.31)	$(0.69)	$(7.83)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,341	9,341	9,341	9,339
Diluted	9,348	9,345	9,350	9,426

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002, EIGHT MONTHS ENDED DECEMBER 31,
2001 AND YEARS ENDED APRIL 30, 2001 AND 2000
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Less	Total

BALANCE, April 30, 1999	$93	$144,981	$43,068	$(839)	$187,303

Comprehensive loss:
Net loss	0	0	(73,143)	0	(73,143)
Other comprehensive, net of tax:
Foreign currency translation
Adjustments	0	0	0	(439)	(439)
Comprehensive loss	0	0	(73,143)	(439)	(73,582)
Exercise of stock options	0	100	0	0	100
BALANCE, April 30, 2000	93	145,081	(30,075)	(1,278)	113,821

Comprehensive loss:
Net loss	0	0	(6,434)	0	(6,434)
Other comprehensive, net of tax:
Foreign currency translation
Adjustments	0	0	0	(861)	(861)
Comprehensive loss	0	0	(6,434)	(861)	(7,295)
Exercise of stock options	0	7	0	0	7
BALANCE, April 30, 2001	93	145,088	(36,509)	(2,139)	106,533
Net loss	0	0	(21,587)	0	(21,587)
Other comprehensive, net of tax:
Foreign currency translation
Adjustments	0	0	0	(91)	(91)
Unrealized loss on financial instruments	0	0	0	(12)	(12)
Comprehensive loss	0	0	(21,587)	(103)	(21,690)
BALANCE, December 31, 2001	93	145,088	(58,096)	(2,242)	84,843
Net loss	0	0	(45,694)	0	(45,694)
Other comprehensive, net of tax:
Foreign currency translation
Adjustments	0	0	0	788	788
Unrealized loss on financial instruments	0	0	0	(240)	(240)
Comprehensive loss	0	0	(45,694)	548	(45,146)
BALANCE, December 31, 2002	$93	$145,088	$(103,790)	$(1,694)	$39,697

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002, EIGHT MONTHS ENDED DECEMBER 31,
2001 AND YEARS ENDED APRIL 30, 2001 AND 2002
(In thousands)

	December 31, 2002	December 31, 2001	April 30, 2001	April 30, 2000

OPERATING ACTIVITIES:
Net loss	$(45,694)	$(21,587)	$(6,434)	$(73,143)
Adjustments to reconcile net loss to net cash provided by operating activities:

Loss from discontinued operations	27,406	23,464	12,469	76,346
Depreciation and amortization	6,554	4,192	6,585	4,563
Provision for doubtful accounts	563	168	25	105
Cumulative effect of change in accounting principle	21,812	0	0	0
Special charges and other operating expenses, net	0	1,794	0	2,770
(Gain) Loss on disposals of property, plant, and equipment	(4)	(19)	(5)	(3)
Deferred income tax (benefit) provision	3,726	3,476	(1,202)	(12,730)
Paid in kind interest	574	0	0	0
Proceeds from tax refunds	9,046	0	0	0
Changes in operating assets and liabilities:
Accounts receivable	(1,742)	3,467	10,422	(8,329)
Inventories	5,286	6,825	9,189	147
Prepaid expenses and other	(102)	1,429	(1,052)	629
Other assets	(33)	158	(1,716)	(374)
Accounts payable	637	(5,014)	572	6,090
Accrued liabilities and other	(2,446)	(6,067)	(2,335)	10,677
Net cash provided by operating activities from continuing operations	25,583	12,286	26,518	6,748
Net cash (used in) provided by operating activities from discontinued operations	(5,993)	(2,480)	(4,647)	1,772
Net cash provided operating activities	19,590	9,806	21,871	8,520
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,090)	(532)	(1,501)	(3,828)
Proceeds from sale of property, plant, and equipment	52	24	91	16
Payments received on notes receivables	142	151	314	--
Net cash used in investing activities from continuing operations	(896)	(357)	(1,096)	(3,812)
Net cash provided by (used in) investing activities from discontinued operations	19,134	192	9,377	(3,799)
Net cash provided by (used in) investing activities	18,238	(165)	8,281	(7,611)
FINANCING ACTIVITIES:
Net (payments) borrowings under senior credit facility	(1,310)	25,885	0	0
Borrowings under subordinated credit facility	--	14,000	0	0
Net (payments) borrowings under former credit facility	--	(23,543)	(15,298)	(1,679)
Payments on long-term obligations	(4,948)	(2,122)	(701)	(1,063)
Borrowings under long-term obligations	78	0	0	43
Additions to deferred financing costs	(1,699)	(3,348)	0	0
Termination of interest rate swap	(239)	0	0	0
Proceeds from exercise of stock options	0	0	7	100
Net cash (used in) provided by financing activities from continuing operations	(8,118)	10,872	(15,992)	(2,599)
Net cash used in financing activities from discontinued operations	(36,232)	(17,132)	(13,169)	(1,452)
Net cash used in financing activities	(44,350)	(6,260)	(29,161)	(4,051)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	508	(145)	(354)	(199)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(6,014)	3,236	637	(3,341)
CASH AND TEMPORARY INVESTMENTS, beginning of period	9,863	6,627	5,990	9,331
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	1,752	0	0	0
CASH AND TEMPORARY INVESTMENTS, end of period	$2,097	$ 9,863	$ 6,627	$ 5,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$7,392	$ 5,693	$13,981	$13,254

Cash payments for income taxes	$ 581	$ 383	$ 690	$ 2,094

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries ("the Company") has historically been an integrated provider of vehicle towing and recovery equipment. As further described in Note 3, during the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of the remainder of its towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The principal markets for the Company’s towing and recovery equipment are approximately 150 independent distributors and users of towing and recovery equipment located primarily throughout the United States and other customers throughout the world. The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron.

The Company markets its towing and recovery services in the United States through its wholly-owned subsidiary RoadOne, Inc.

2.          GOING CONCERN

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As more fully described below, subsequent to December 31, 2002, the Company was in default of certain covenants under its senior (“Senior Credit Facility”) and subordinated (“Junior Credit Facility”) credit facility agreements, and its subordinated credit facility matures on July 23, 2003. The senior and subordinated credit facility agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Junior Credit Facility, under which $14.4 million was outstanding December 31, 2002  matures on July 23, 2003. There is no assurance that the Company will be able to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date thereof. If the Company fails to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date, such failure will constitute an event of default under the Junior Credit Facility and will also trigger an event of default under the Senior Credit Facility cross-default provisions. A total of $42.4 million (continuing and discontinuing operations) was outstanding under the Senior Credit Facility at December 31, 2002. In such case, the junior lender agent would be prevented from taking any enforcement action against the Company, its subsidiaries or their respective assets in respect of such event of default until the earlier of: (i) the date which is 120 days (subject to extension to 270 days by notice from senior lender agent to junior lender agent) after the date upon which the junior lender agent gives notice of enforcement to the senior lender agent pursuant to the terms of the Intercreditor Agreement; (ii) the acceleration of the maturity of the obligations of the Company under the

Senior Credit Facility by the senior lender agent, and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries. The resulting event of default under the Senior Credit Facility if the Company does not repay all of the obligations under the Junior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders. There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any event of default that would occur as a result of the failure by the Company to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date.

Subsequent to December 31, 2002, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements. While the Company has on several occasions negotiated amendments to its credit facilities that waived certain defaults and brought the Company back into compliance, waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments. The Company’s bank facilities are collateralized by liens on all of the Company’s assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

On September 13, 2002, the Company entered into the Third Amendment to Credit Agreement in connection with its Senior Credit Facility. Pursuant to the Third Amendment, the amount of the mandatory periodic reductions in the RoadOne revolving loan commitment amount, as established in the April 15, 2002 Second Amendment to Senior Credit Agreement, were increased by amounts calculated based on updated asset appraisals completed in September 2002. Consequently, the Company will need to repay outstanding loans and permanently reduce the RoadOne loan commitment under its Senior Credit Facility over the life of the loan and prior to the maturity date. Pursuant to the terms of the Second and Third Amendments, the failure by the Company to repay outstanding loans and to reduce the RoadOne revolving loan commitment by the amounts and the times required pursuant to these amendments will result in increased interest rates on the senior loans and/or the occurrence of an event of default under the Senior Credit Facility.

In addition, pursuant to the Third Amendment, the amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter. The Sixth Amendment (discussed below 2003 Amendments) lowered the $4.3 million limit and eliminated the further requirement for reduction to $0 after February 28, 2003.

On November 14, 2002, the Company entered into the Fourth Amendment to the Senior Credit Facility, which granted waivers from the senior lenders of violations of certain financial covenants for the quarter ended September 2002. There were no violations under the Junior Credit Facility. The Amendment also reduced the level of certain financial covenants for future periods, basing them strictly on the results of the towing and recovery equipment segment for those periods. In addition, the amendment revised the Road One revolving commitment amount based on the plan to sell all remaining towing service operations, reducing the commitment amount to $15.0 million at November 30, 2002, $12.0 million at December 31, 2002, $9.0 million at January 31, 2003, $6.0 million at February 28, 2003 and reducing to zero as of March 31, 2003.

On February 28, 2003, the Company entered into the Fifth Amendment to the Senior Credit Facility. Pursuant to the Fifth Amendment, the date upon which the amount of certain used inventory taken in trade for collateral purposes is reduced to $-0- was extended from February 28, 2003 to March 31, 2003.

In addition, the Fifth Amendment revised the RoadOne revolving commitment reducing the amount to $9.0 million at February 28, 2003 and $-0- as of March 31, 2003.

On April 1, 2003, the Company entered into the Sixth Amendment to the Senior Credit Facility. The Sixth Amendment among other things, revised the RoadOne revolving commitment, extending the time by one year for the reduction thereof to $9.0 million from March 31, 2003 to March 31, 2004 and extending the time for reduction to $-0- from March 31, 2003 to March 31, 2004. The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

Meeting the new repayment schedule will require that the Company sell its remaining towing services businesses according to its contemplated schedule on acceptable terms. While the Company believes its timetable for sales is achievable, there can be no assurance that the schedule can be met. Failure to achieve the Company’s timetable for such sales or cash flow projections could result in failure to comply with the amended debt service requirements. Such non-compliance would result in additional events of default, which if not waived by the lending groups, would result in the acceleration of the amounts due under the credit facility as well as other remedies. In such case, the Company would seek to refinance the remaining balances, but there is no assurance that the Company would be able to obtain any such refinancing. If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company’s business and financial condition would be materially and adversely affected.

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows to improve liquidity. The Company had also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations. During 2002, the Company sold 29 towing services markets for proceeds of $23.5 million, which have been used to reduce the RoadOne revolver. The Company also made the decision in the fourth quarter of 2002 to divest of the operations of the distribution group of the towing and recovery equipment segment. The Company may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide support to the over 100 towing services locations and nine distribution locations. Administrative services such as insurance and surety bond coverage must be maintained for all remaining Company operations, but such services could become more expensive to maintain as the size of the remaining operations decrease. Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case. Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s results of operations.

In addition, the Company has experienced difficulty in maintaining its insurance and surety bond coverage primarily as a result of disruption in these markets resulting from the events of September 11th, 2001, general economic conditions and the Company’s operating results. Prospective purchasers of towing services and distribution businesses have also experienced these difficulties, which could have an adverse impact on the ability of such purchasers to affect business acquisitions at prices satisfactory to the Company.

The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which was used to reduce the RoadOne revolver and cured the over-advance position that existed at that time. An additional tax refund of $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.

All of these efforts have resulted in approximately $28.1 million in reductions to the RoadOne revolver since December 31, 2001. Additionally, the towing and recovery equipment revolver and the term loan have been reduced $10.9 million and $4.1 million, respectively, during the current fiscal year.

The consolidated financial statements do not include any adjustments that might result from the resolution of these matters.

3.          DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the year ended December 31, 2002, the Company disposed of assets in 29 underperforming towing service markets, as well as assets in other markets of its towing services segment. Total proceeds from the sales were $23.5 million which included $22.7 million in cash and $0.8 million in notes receivable. Losses on the sales of discontinued operations were $5.1 million. Subsequent to year end, the Company entered into agreements for the sale of four towing service markets and certain other assets with proceeds of approximately $1.6 million.

At December 31, 2002, the Company had entered into agreements for the disposition of three of the nine locations of the distribution group. Subsequent to year end, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at December 31, 2002. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The operating results for the discontinued operations of the towing services segment and the distributor group for the year ended December 31, 2002, the eight months ended December 31, 2001, and the years ended April 30, 2001 and 2000 were as follows (in thousands):

	Year Ended December 31, 2002			Eight Months Ended December 31, 2001			Year Ended April 30, 2001			Year Ended April 30, 2000
	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$85,353	$121,569	$206,922	$60,555	$100,953	$161,508	$100,322	$182,255	$282,577	$112,280	$207,942	$320,222

Operating income (loss)	(982)	(1,930)	(2,912)	(2,171)	(15,600)	(17,771)	366	(3,944)	(3,578)	(5,439)	(82,727)	(88,166)

Net loss before taxes	(6,619)	(19,527)	(26,146)	(5,036)	(19,005)	(24,041)	(6,749)	(11,427)	(18,176)	(7,223)	(88,936)	(96,159)

Loss from discontinued operations	(7,179)	(20,227)	(27,406)	(5,074)	(18,390)	(23,464)	(6,749)	(5,720)	(12,469)	(7,223)	(69,123)	(76,346)

The following assets and liabilities are reclassified as held for sale at December 31, 2002 (in thousands):

	Year Ended December 31, 2002
	Dist.	Towing	Total

Cash and temporary investments	$1,443	$309	$1,752

Accounts receivable, net	2,604	4,894	7,498

Inventories	19,559	--	19,559

Prepaid expenses and other current assets	170	3,387	3,557

Current assets of discontinued operations held for sale	23,776	8,590	32,366

Property, plant and equipment	--	13,368	13,368

Other long-term assets	--	2,049	2,049

Noncurrent assets of discontinued operations held for sale	--	15,417	15,417

Current portion of long-term debt	12,632	11,484	24,116

Accounts payable	5,710	7,841	13,551

Accrued liabilities and other	4,169	11,376	15,545

Current liabilities of discontinued operations held for sale	22,511	30,701	53,212

Long-term debt	0	1,450	1,450

Noncurrent liabilities of discontinued operations held for sale	$0	$1,450	$1,450

4.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories for continuing operations at December 31, 2002 and consolidated operations at December 31, 2001, and April 30, 2001 consisted of the following (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001
Chassis	$1,316	$8,157	$8,650
Raw materials	10,993	12,187	14,133
Work in process	7,746	9,614	10,544
Finished goods	7,760	30,156	34,508
	$27,815	$60,114	$67,835

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

Property, plant, and equipment for continuing operations at December 31, 2002 and consolidated operations at December 31, 2001, and April 30, 2001 consisted of the following (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001

Land	$1,734	$3,858	$4,052
Buildings and improvements	18,696	19,672	22,444
Machinery and equipment	11,046	58,633	58,256
Furniture and fixtures	5,416	9,336	9,724
Software costs	5,598	5,041	4,707
	42,490	96,540	99,183
Less accumulated depreciation	(19,369)	(43,418)	(40,619)
	$23,121	$53,122	$58,564

The Company recognized $3,566,000, $2,496,000, $3,864,000 and $3,209,000 in depreciation expense for continuing operations for the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, and 2000, respectively. Depreciation expense for discontinued operations was $2,822,000, $3,530,000, $5,820,000 and $10,689,000 for the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal years ended April 30, 2001 and 2000, and is included in the loss from discontinued operations in the consolidated statement of operations.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 7,000, 4,000, 9,000 and 87,000 potential dilutive common shares for the year ended December 31, 2002, the eight months ended December 31, 2001, and the years ended April 30, 2001 and 2000, respectively.

On October 1, 2001, the Company effected a one-for-five reverse common stock split. All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

Goodwill and Long-Lived Assets

Goodwill is accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Upon adoption of these standards in January 2002, the Company ceased to amortize goodwill (see Note 7 for further discussion).

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, management evaluates the carrying value of long-lived assets when significant adverse changes in economic value of these assets requires an analysis, including property and equipment and other intangible assets. With the adoption of SFAS No. 144, in January 2002, a long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the fair value which is estimated based on future cash flows. Prior to adopting SFAS No. 144, a long-lived asset was considered impaired when undiscounted cash flows or fair value, whichever was more readily determinable, to be realized from such asset was less than the carrying value.

Accumulated amortization of goodwill was $2,140,000, for continuing operations at December 31, 2002 and $4,373,000 and $4,550,000 for consolidated operations at December 31, 2001 and April 30, 2001, respectively. Amortization expense for continuing operations for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, and 2000, was $272,000, $410,000, and $398,000, respectively. Amortization expense for discontinued operations was $751,000, $1,146,000, and $2,393,000 for the eight months ended December 31, 2001, and the fiscal years ended April 30, 2001 and 2000, and is included in the loss from discontinued operations in the consolidated statement of operations.

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,219,000 for continuing operations at December 31, 2002 and $1,080,000 and $961,000 for consolidated operations at December 31, 2001 and April 30, 2001. Amortization expense for continuing operations for the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, and 2000 was $162,000, $112,000, $168,000, and $134,000, respectively. Amortization expense for discontinued operations was $149,000, $7,000, and $5,000 for the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal year ended April 30, 2001, and is included in the loss from discontinued operations in the consolidated statement of operations. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding five years are as follows: 2003 - $144,000; 2004 - $141,000; 2005 - $140,000; 2006 - $113,000; and 2007 - $-0-. As acquisitions and dispositions of intangible assets occur in the future, these amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets of continuing operations and are amortized over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2002, and 2001, and April 30, 2001 was $3,227,000, $349,000, and $2,968,000, respectively. Amortization expense for the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, and 2000 was $2,878,000, $1,272,000, $2,127,000, and $961,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following for continuing operations at December 31, 2002 and for consolidated operations at December 31, 2001, and April 30, 2001 (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001
Accrued wages, commissions, bonuses, and benefits	$3,447	$10,713	$12,665
Accrued income taxes	590	676	635
Accrued special charge	--	1,089	2,023
Accrued Insurance	10	3,712	3,469
Other	2,100	8,569	6,564
	$6,147	$24,759	$25,356

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

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, 2000, and 1999, respectively: expected dividend yield of 0%; expected volatility of 84%, 72%, 71%, and 59%; risk-free interest rate of 3.84%, 4.28%, 6.10%, and 6.13%; and expected lives of 3.0 years for the year ended December 31, 2002, 5.0 years for the eight months ended December 31, 2001 and 5.5 years for the fiscal years ended April 30, 2001, and 2000. Using these assumptions, the fair value of options granted in the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal years ended April 30, 2001 and 2000 is approximately $53,000, $355,000, $300,000, and $1,259,000, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for stock option grants in the fiscal year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001 and 2000, been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	December 31, 2002	December 31, 2001	April 30, 2001	April 30, 2000

Net loss available to common stockholders, as reported	$(45,694)	$(21,587)	$(6,434)	$(73,143)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	--	--	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400)	226	(1,783)	(2,596)
Net loss available to common stockholders, pro forma	$(46,094)	$(21,361)	$(8,217)	$(75,739)
Loss per common share: Basic and diluted, as reported	$(4.89)	$(2.31)	$(0.69)	$(7.83)
Basic and diluted, pro forma	$(4.93)	$(2.29)	$(0.88)	$(8.11)

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for continuing operations for the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, and 2000 was $1,489,000, $1,271,000, $2,126,000, and $2,079,000, respectively.

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

Revenue Recognition

Revenue is recorded by the Company when equipment is shipped to independent distributors or other customers. Revenue from towing services (discontinued operations) is recognized when services are performed.

Financial Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements. See Note 9 for additional discussions.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003. Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations or financial position.

FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income (loss).

5.          FISCAL YEAR CHANGE

Effective December 31, 2001, the Company changed its fiscal year end from April 30 to December 31. The table below summarizes selected financial data for the eight months ended December 31, 2001 and December 31, 2000.

	Eight months ended December 31, 2001	Eight months ended December 31, 2000 (unaudited)
	(in thousands)
Net Sales	$142,445	$136,551
Depreciation and amortization	2,880	2,941
Special charges and other operating expenses, net	1,794	-0-
Operating income (loss)	5,351	5,495
Interest expense, net	1,055	5,546
Income from continuing operations	1,877	4,296

6.          SPECIAL CHARGES

During the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal year ended April 30, 2000, the Company recorded special charges and other net operating expenses for asset impairments and the rationalization of certain operations, as follows (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2000
Towing Services (included in discontinued operations)
Impairment of goodwill	$--	$10,778	$50,542
Impairment of long-lived assets	1,533	2,644	18,576
Special charges and rationalization of operations	8,658	--	6,041
	$10,191	13,422	75,159
Towing and Recovery Equipment:

Impairment of goodwill
Continuing Operations	--	564	--
Discontinued Operations	--	916	4,967
		1,480	4,967
Impairment of long-lived assets
Continuing Operations	--	1,230	2,770
Discontinued Operations	1,637	540	--
	1,637	1,770	2,770
	$11,828	$16,672	$82,896

During the twelve months ended April 30, 2000, the Company recorded pretax, special charges of $6,041,000 for costs related to the rationalization of its towing services operations. These charges include approximately $4,589,000 for the cost of early termination of certain employment contracts, approximately $857,000 for the cost of early termination of facility leases and $595,000 for losses on the disposal of certain excess equipment and other property-related charges. At December 31, 2002, approximately $5,638,000 had been charged against the related reserves. The remaining reserve will be utilized as payments are made under the terms of employment termination agreements and facility leases.

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

Impairment charges of $10,778,000 and $50,542,000 were recorded for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000, respectively, to write-down the goodwill in certain towing services markets to their estimated fair value. Additionally, charges of $10,191,000, $2,644,000 and $18,576,000 were recorded for the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000 to write-down the carrying value of certain long-lived assets (primarily property and equipment) and other special changes in related markets to estimated fair value. The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of the goodwill associated with certain investments within its towing and recovery equipment segment. This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable. Impairment charges of $1,480,000 and $4,967,000 were recorded to reduce the carrying amounts of the goodwill to estimated fair value at December 31, 2001 and April 30, 2000, respectively. The Company recorded $1,637,000, $1,770,000 and $2,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment for the year ended December 31, 2002 the eight months ended December 31, 2001 and the twelve months ended April 30, 2000.

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

Upon adoption of SFAS No. 142 in January 2002, the Company ceased to amortize goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. As a result of impairment reviews, the Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during the year ended December 31, 2002. The write-off has been accounted for as a cumulative effect of change in accounting principle to reflect application of the new accounting standards.

Had the Company applied the non-amortization of goodwill provisions of SFAS No. 142 in the eight months ended December 31, 2001, and the years ended April 30, 2001 and 2000 reported net loss and basic and diluted loss per share would have been as follows (in thousands):

	December 31, 2001	April 30, 2001	April 30, 2000

Net loss:
As reported	$(21,587)	$(6,434)	$(73,143)
Goodwill amortization
Continuing operations	272	410	398
Discontinued operations	751	1,146	2,393
Pro forma loss	$(20,564)	$(4,878)	$(70,352)

Basic loss per share
As reported	$(2.31)	$(0.69)	$(7.83)
Goodwill amortization
Continuing operations	0.03	0.04	0.04
Discontinued operations	0.08	0.12	0.26
Pro forma basic loss per share	$(2.20)	$(0.53)	$(7.53)

Diluted loss per share
As reported	$(2.31)	$(0.69)	$(7.83)
Goodwill amortization
Continuing operations	0.03	0.04	0.04
Discontinued operations	0.08	0.12	0.25
Pro forma diluted loss per share	$(2.20)	$(0.53)	$(7.54)

8.          LONG-TERM OBLIGATIONS AND LINE OF CREDIT

Long-Term Obligations

Long-term obligations consisted of the following for continuing operations at December 31, 2002 and for consolidated operations at December 31, 2001, and April 30, 2001 and 2000 (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001
Outstanding borrowings under Senior Credit Facility	$19,740	$85,463	$100,000
Outstanding borrowings under Junior Credit Secured Facility	14,431	14,000	0
Mortgage notes payable, weighted average interest rate of 4.37%, payable in monthly installments, maturing 2003 to 2011	1,500	1,674	2,568
Equipment notes payable, weighted average interest rate of 12.51%, payable in monthly installments, maturing 2003 to 2005	601	822	926
Other notes payable, weighted average interest rate of 6.06%, payable in monthly installments, maturing 2003 to 2006	186	2,008	2,840
	36,458	103,967	106,334
Less current portion	(35,244)	(12,405)	(7,213)
	$1,214	$91,562	$99,121

The December 31, 2002 figures do not include $22.7 million outstanding under the Senior Credit Facility relating to discontinued operations.  Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

2001 Credit Facility

In July 2001, the Company entered into a new four year senior credit facility (the "Senior Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively. At December 31, 2002, $29.4 million and $10.0 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $3.0 million was outstanding under the senior term loan, and $14.4 million was outstanding under the subordinated secured facility.

Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively. Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment. The Company is required to make monthly amortization payments on the term loan of $167,000. The Senior Credit Facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.0% on the term portion.

The Senior Credit Facility matures in July 2005 and is collateralized by substantially all the assets of the Company. The Senior Credit Facility contains requirements relating to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the Senior Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Senior Credit Facility also contains requirements related to weekly and monthly collateral reporting.

The subordinated credit facility (“Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility. The subordinated secured facility matures on July 23, 2003 and bears interest at 6.0% over the prime rate. The Company is required to make quarterly amortization payments on the Junior Credit Facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit. The Junior Credit Facility is collateralized by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time. The Junior Credit Facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July, 2003. The number of warrants which may be issued would be reduced pro rata as the balance of the Junior Credit Facility is reduced. On July 23, 2002, the Company issued 47,417 warrants for the purchase of common stock in conjunction with these related provisions.

The Junior Credit Facility contains, among other restrictions, requirements for the maintenance of certain financial covenants and imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

There is no assurance that the Company will be able to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date thereof. If the Company fails to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date, such failure will constitute an event of default under the Junior Credit Facility and will also trigger an event of default under the Senior Credit Facility cross-default provisions. In such case, the junior lender agent would be prevented from taking any enforcement action against the Company, its subsidiaries or their respective assets in respect of such event of default until the earlier of: (i) the date which is 120 days (subject to extension to 270 days by notice from senior lender agent to junior lender agent) after the date upon which the junior lender agent gives notice of enforcement to the senior lender agent pursuant to the terms of the Intercreditor Agreement; (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (ii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries. The resulting event of default under the Senior Credit Facility if the Company does not repay all of the obligations under the Junior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders. There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any event of default that would occur as a result of the failure by the Company to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date.

2002 Amendments

The Company was in an over-advance position under its credit facility during the first quarter of 2002. On February 28, 2002 the Company entered into a Forbearance Agreement and First Amendment to its Senior Credit Agreement with the lenders under the Senior Credit Facility, as amended by that certain Amendment to Forbearance Agreement dated as of March 18, 2002 and that certain Second Amendment to the Forbearance Agreement dated as of March 29, 2002 (as so amended, the "Forbearance Agreement"). As a result of a revised asset appraisal conducted by the senior lenders, the senior lenders determined that the amounts outstanding under the Senior Credit Facility should be lowered below the amount then outstanding under the Senior Credit Facility, causing the Company to be over-advanced on its line of credit which resulted in the occurrence of an event of default under the Senior Credit Facility and a corresponding event of default under the Junior Credit Facility. The Forbearance Agreement and subsequent amendments waived the Company’s overadvance under the Senior Credit Facility and amended the terms of the credit agreement to, among other things, (i) permanently reduce the commitment levels to $42.0 million for the towing and recovery equipment segment and $36.0 million for the RoadOne segment portion of the revolving credit facility and $6,611,000 for the term loan facility, (ii) eliminate the Company’s ability to borrow funds at a LIBOR rate of interest, and (iii) increase the interest rate to a floating rate of interest equal to the prime rate plus 2.75%.

On April 15, 2002 the Company amended the Senior Credit Facility, pursuant to which, among other things: (i) the senior lenders waived the overadvance event of default and other events of default, (ii) interest on advances will be charged at the prime rate (as defined) plus 2.75% on the revolving portion and the term portion, subject to substantial upward adjustments in the interest rate on and after certain specified dates based on the amounts outstanding under the revolving loan commitment relating to RoadOne (escalating at generally quarterly intervals from prime plus 4.50% as of October 1, 2002 to prime plus 14.00% as of April 1, 2005) and (iii) the revolving loan commitment amount relating to RoadOne is subject to mandatory reductions over time commencing August 12, 2002, which reductions will require a mandatory repayment of portions of outstanding loans at specified dates and the failure to timely make such repayments shall result in an event of default under the bank credit agreements. The RoadOne revolving commitment amount, which was set at $36.0 million through the April 15, 2002 amendment, is scheduled to be reduced as follows: August 12, 2002- to $34.0 million; October 2, 2002 - to $30.0 million; March 31, 2003 - to $27.0 million; thereafter- quarterly reductions of $3.0 million through June 30, 2005. On April 15, 2002 the Company also amended the Junior Credit Facility, pursuant to which, among other things, (i) the junior lenders waived the events of default, and (ii) extended the time for payment of certain scheduled amortization payments. On April 15, 2002, the junior lender agent, the senior lender agent and the Company entered into an Amended and Restated Intercreditor and Subordination Agreement, pursuant to which, among other things, subject to certain terms and conditions, the junior lenders have agreed to defer the required payment of amortization payments under the Junior Credit Facility until November 20, 2002, April 5, 2003 and May 20, 2003.

On September 13, 2002, the Company entered into the Third Amendment to the Senior Credit Facility. Pursuant to the Third Amendment, the amount of the mandatory periodic reductions in the RoadOne revolving loan commitment amount, as established in the April 15, 2002 Second Amendment to Senior Credit Agreement, were increased by amounts calculated based on updated asset appraisals completed in September 2002. Consequently, the Company will need to repay outstanding loans and permanently reduce the RoadOne loan commitment under its Senior Credit Facility over the life of the loan and prior to the maturity date. Pursuant to the terms of the Second and Third Amendments, the failure by the Company to repay outstanding loans and to reduce the RoadOne revolving loan commitment by the amounts and the times required pursuant to these amendments will result in increased interest rates on the senior loans and/or the occurrence of an event of default under the Senior Credit Facility.

In addition, pursuant to the Third Amendment, the amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter. The Sixth Amendment (discussed below 2003 Amendments) lowered the $4.3 million limit and eliminated the further requirement for reduction to $0 after February 28, 2003.

On November 14, 2002, the Company entered into the Fourth Amendment to the Senior Credit Facility, which granted waivers from the Senior Lenders of violations of certain financial covenants for the quarter ended September 2002. There were no violations under the Junior Credit Facility. The Amendment also reduced the level of certain financial covenants for future periods, basing them strictly on the results of the towing and recovery equipment segment for those periods. In addition, the amendment revised the Road One revolving commitment amount based on the plan to sell all remaining towing service operations, reducing the commitment amount to $15.0 million at November 30, 2002, $12.0 million at December 31, 2002, $9.0 million at January 31, 2003, $6.0 million at February 28, 2003 and reducing to zero as of March 31, 2003.

2003 Amendments

On February 28, 2003, the Company entered into the Fifth Amendment to the Senior Credit Facility. Pursuant to the Fifth Amendment, the date upon which the amount of certain used inventory taken in trade for collateral purposes is reduced to $-0- was extended from February 28, 2003 to March 31, 2003. In addition, the Fifth Amendment revised the RoadOne revolving commitment reducing the amount to $9.0 million at February 28, 2003 and $-0- as of March 31, 2003.

On April 1, 2003, the Company entered into the Sixth Amendment to Senior Credit Facility. The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending the time by one year for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004. The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

Meeting the new repayment schedule for the RoadOne revolving commitments as described above under 2002 Amendments to Senior Credit Facility and 2003 Amendments to Senior Credit Facility will require that the Company sell its towing services businesses according to its contemplated schedule on acceptable terms. While the Company believes its timetable for sales is achievable, there can be no assurance that the schedule can be met.

Subsequent to April 1, 2003, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements. Accordingly, amounts outstanding under these Facilities are presented as current liabilities in the accompanying December 31, 2002 consolidated balance sheet. Waivers of such covenants typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments. The Company’s bank facilities are collateralized by liens on all of the Company’s assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

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

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows, to improve liquidity. The Company has also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations. The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which also reduced the RoadOne revolver and cured the overadvance position that existed at that time. An additional tax refund of approximately $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver. All of these efforts have resulted in $28.1 million in reductions to the RoadOne revolver since December 31, 2001. Additionally, the towing and recovery equipment revolver and the term loan have been reduced $10.9 million and $4.1 million, respectively, during the current fiscal year.

Future maturities of long-term obligations after giving effect to the aforementioned events of default at December 31, 2002 are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2003	$ 35,244	$ 24,116	$ 59,360
2004	407	739	1,146
2005	211	454	665
2006	118	257	375
2007	107	-	107
Thereafter	371	-	371
	$ 36,458	$ 25,566	$ 62,024

9.          FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item on the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In October 2001, the Company obtained interest rate swaps as required by terms in its Senior Credit Facility to hedge exposure to market fluctuations. The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%. The swaps expire annually from October 2002 to October 2004. Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset. The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001. Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest. Subsequent to year end December 31, 2001, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge. Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000. The resulting loss will be recorded in Other Comprehensive Loss in February 2002 and reclassified to earning as interest expense over the term of the Senior Credit Facility.

As described in Note 8, the Junior Credit Facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of the Company’s common stock on July 2002 and up to an additional 1.5% in July 2003. The warrants were valued as of July 2001 based on the estimated relative fair value using the Black Scholes model with the following assumptions: risk-free rate of 4.9% estimated life of 7 years, 72% volatility and no dividend yield. Accordingly, the Company has recorded a liability and makes periodic mark to market adjustments, which are reflected in the accompanying consolidated statement of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. At December 31, 2002, the related liability was $362,000 and is included in accrued liabilities in the accompanying consolidated financial statements.

10.          STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2002 and 2001, and April 30, 2001 were approximately 0.5 million, 0.4 million, and 0.5 million, respectively.

A summary of the activity of stock options for the year ended December 31, 2002, the eight months ended December 31, 2001 and the years ended April 30, 2001, and 2000, is presented below (shares in thousands):

	December 31, 2002		December 31, 2001		April 30, 2001		April 30, 2000
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	948	$19.49	789	$23.36	1,010	$32.61	1,033	$37.13
Granted	28	3.37	175	3.38	100	6.11	160	14.56
Exercised	--	--	---	----	(1)	11.67	(8)	12.73
Forfeited and cancelled	(215)	16.91	(16)	34.43	(320)	47.20	(175)	43.56
Outstanding at End of Period	761	$19.58	948	$19.49	789	$23.36	1,010	$32.61

Options exercisable at year end	648	$22.22	646	$25.18	588	$25.76	665	$32.73

Weighted average fair value of options granted		$1.88		$1.92		$3.60		$9.50

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2002 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of shares Exercisable

$ 3.05	-	$17.50	428	$ 8.15	5.2	315	$ 9.48
18.89	-	27.41	158	19.45	3.4	158	19.45
28.75	-	38.44	87	34.78	4.1	87	34.78
43.96	-	64.38	61	54.73	3.0	61	54.73
67.50	-	84.06	27	73.49	3.7	27	73.49
Total			761	$ 19.58	4.5	648	$ 22.22

11.          COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases for continuing operations was $487,000, $489,000, $642,000, and $624,000, for the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001, and 2000, respectively. Rental expense under these leases for discontinued operations was $10,395,000, $7,934,000, $13,111,000, and $13,988,000, for the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal years ended April 30, 2001 and 2002, respectively. The lease and rental expense from discontinued operations includes approximately $640,000 annually in payments to former owners of businesses that the Company has acquired and covers properties used in the acquired business’ operations.

At December 31, 2002, future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2003	$347	$6,995	$7,342
2004	253	5,173	5,426
2005	130	3,218	3,348
2006	63	1,681	1,744
2007	45	579	624

Contingencies

The Company is, from time to time, a party to litigation arising in the normal course of its business.  Litigation is subject to various inherent uncertainties, and it is possible that some of these matters could be resolved unfavorably to the Company, which could result in substantial damages against the Company. The Company has established accruals for matters that are probable and reasonably estimable and maintains product liability and other insurance that management believes to be adequate. Management believes that any liability that may ultimately result from the resolution of these matters in excess of available insurance coverage and accruals will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

12.          INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The (benefit) provision for income taxes on income from continuing operations consisted of the following for the year ended December 31, 2002, the eight months ended December 31, 2001 and the years ended April 30, 2001, and 2000 (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001	April 30, 2000

Current:
Federal	$(4,247)	$--	$2,476	$4,847
State	297	319	--	1,400
Foreign	533	388	190	594
	(3,417)	707	2,666	6,841
Deferred:
Federal	6,620	1,863	(179)	(168)
State	(177)	206	(21)	(20)
Foreign	191	(357)	67	(148)
	6,634	1,712	(133)	(336)
	$3,217	$2,419	$2,533	$6,505

The principal differences between the federal statutory tax rate and the income expense (benefit) from continuing operations for the year ended December 31, 2002, the eight months ended December 31, 2001, and the years ended April 30, 2001 and 2000 were as follows (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001	April 30, 2000

Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	1.2%	9.7%	(0.3)%	9.3%
Non-deductible goodwill amortization and impairment charges	0.2%	5.7%	2.0%	21.5%
Excess of foreign tax over US tax on foreign income	7.6%	0.2%	2.5%	1.0%
Other	4.7%	6.7%	(8.6)%	1.2%
Effective tax rate	47.7%	56.3%	29.6%	67.0%

Deferred income tax assets and liabilities at December 31, 2002 and 2001 and April 30, 2001 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2002 and 2001 and April 30, 2001 are as follows (in thousands):

	December 31, 2002	December 31, 2001	April 30, 2001

Deferred tax assets:
Allowance for doubtful accounts	$305	$1,149	$724
Accruals and reserves	1,326	5,892	4,526
Federal net operating loss carryforward	17,542	15,776	12,482
Deductible goodwill and impairment charges	(33)	4,758	948
Other	272	1,545	1,667
Total deferred tax assets	19,412	29,120	20,347
Less valuation allowance	(13,601)	(7,111)	-
Net deferred tax asset	5,811	22,009	20,347
Deferred tax liabilities:
Property, plant, and equipment	5,811	7,454	7,433
Other	--	5,162	2,386
Total deferred tax liabilities	5,811	12,616	9,819
Net deferred tax asset	$--	$9,393	$10,528

Included in the Company’s noncurrent assets of discontinued operations at December 31, 2002, is a net noncurrent deferred tax asset of $7.2 million relating primarily to tax deductible goodwill and reserves that are not deductible for tax purposes until paid. In addition, the Company’s noncurrent liabilities of discontinued operations at December 31, 2002, include noncurrent deferred tax liability of $2.7 million related primarily to differences in the book and tax bases of fixed assets. The net deferred tax asset of $4.4 million has a full valuation allowance.

As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $50.4 million which will expire between 2004 and 2022. While the majority of these loss carryforwards are associated with the Company’s discontinued operations, the Company has classified the related deferred tax asset and valuation allowance as a component of continuing operations since it believes it will be able to retain these tax attributes. In addition, the Company had charitable contributions and capital loss carryforwards of $1.4 million that may be carried forward through 2006 and an AMT credit carryforward of $0.2 million, which may be carried forward indefinitely.

A consolidated valuation allowance of $7.1 million related to rationalization of net operating loss carryforwards generated by the Company’s discontinued operations was established as of December 31, 2001. The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters discussed in Note 2 indicate that it is more likely than not that certain future tax benefits will not be realized as a result of future taxable income. At December 31, 2002, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totalling approximately $18.0 million.

As of December 31, 2002, the Company has state net operating loss carryforwards of approximately $97.0 million. As the Company believes that realization of the benefit of these state losses is remote, it has not recorded deferred tax assets associated with these losses.

The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which was used to reduce the RoadOne revolver and cured the over-advance position that existed at that time. An additional tax refund of $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.

13.          PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

14.          EMPLOYEE BENEFIT PLANS

During 1996, the Company established a contributory retirement plan for all full-time employees with at least 90 days of service. Effective January 1, 1999, the Company split the plan into two identical plans by operating segment. As a result of the Company’s decision to dispose of its towing services operations the two separate plans will be combined to form a consolidated plan effective January 1, 2003. These plans are designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401 (k) of the Internal Revenue Code.

These plans provide that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over a period of five years. Company contributions to the plans were not significant in 2001, 2000, and 1999.

15.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the twelve months ended December 31, 2002 and 2001 (in thousands, except per share data):

	Net Sales	Operating Income (Loss)	Loss From Discontinued Operations	Net Income (Loss)(a)		Basic Net Loss Per Share	Diluted Net Loss Per Share

Year ended December 31, 2002:
First quarter	$ 47,805	$ 2,688	$(1,213)	$(22,047)		$(2.36)	$(2.36)
Second quarter	54,159	2,740	(2,016)	(342)		(0.04)	(0.04)
Third quarter	47,771	1,491	(586)	(962)		(0.10)	(0.10)
Fourth quarter	53,324	4,190	(23,591)	(22,343)	(b)	(2.39)	(2.39)
Total	$203,059	$11,109	$(27,406)	$(45,694)		$(4.89)	$(4.89)

Year ended December 31, 2001:
First quarter	$ 49,490	$ 1,827	$(1,459)	$ (1,949)		$(0.20)	$(0.20)
Second quarter	62,613	4,319	(7,915)	29		(0.00)	(0.00)
Third quarter	53,017	2,179	(697)	(719)		(0.08)	(0.08)
Fourth quarter	53,859	2,236	(15,869)	(17,725)(b)		(1.90)	(1.90)
Total	$218,979	$10,561	$(25,940)	$(20,364)		$(2.18)	$(2.18)

(a)	The income tax provision (benefit) has been allocated by quarter based on the effective rate for the twelve months ended December 31, 2002 and 2001.
(b)	The results for the three months ended December 31, 2002 and December 31, 2001 reflect asset impairments and other special charges of $11,828,000 and $16,672,000 as discussed in Note 6.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended April 30, 2000: Deduction from asset accounts: allowance for doubtful accounts	$3,702	4,956	59(a)	(2,208)	$6,509

Year ended April 30, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$6,509	3,845	(265)(b)	(7,236)	$2,853

Eight months ended December 31, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$2,853	1,262	--	(1,092)	$3,023

Year ended December 31, 2002 Deduction from asset accounts: Allowance for doubtful accounts	$576	564	--	(335)	$805

(a)	The other addition to the allowance for doubtful accounts results from the acquisitions in fiscal 2000 which were accounted for under the purchase method of accounting.
(b)	The other reduction to the allowance for doubtful accounts results from the dispositions of towing services markets in fiscal 2001.

	Balance at Beginning of Period	Charged to Expense	Claims	Balance at End of Period
	(In Thousands)
Year Ended April 30, 2000:
Product Warranty Reserve:	$507	2,079	(1,668)	$918

Year Ended April 30, 2001:
Product Warranty Reserve:	$918	2,126	(2,156)	$888

Eight Months Ended December 31, 2001:
Product Warranty Reserve:	$888	1,271	(1,233)	$926

Year Ended December 31, 2002:
Product Warranty Reserve:	$926	1,489	(1,861)	$554

S-1

	Balance at Beginning of Period	Current Year Additions	Balance at End of Period
		(In Thousands)
Eight Months Ended December 31, 2001:
Deferred Tax Valuation Allowance:	$--	7,111	$7,111

Year Ended December 31, 2002:
Deferred Tax Valuation Allowance:	$7,111	10,921	$18,032

Note:     The tables above reflect activity for continuing operations for the year ended December 31, 2002 and for consolidated operations for the eight months ended December 31, 2001 and the fiscal years ended April 30, 2001 and 2000.

 S-2

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of May, 2003.

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

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 22nd day of May, 2003.

Signature	Title
/s/ William G. Miller William G. Miller	Chairman of the Board of Directors
/s/ Jeffrey I. Badgley Jeffrey I. Badgley	President, Chief Executive Officer and Director
/s/ J. Vincent Mish J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Russell Chandler, III A. Russell Chandler, III	Director
/s/ Paul E. Drack Paul E. Drack	Director
/s/ Richard H. Roberts Richard H. Roberts	Director

CERTIFICATIONS

I, Jeffrey I. Badgley, certify that:

1.           I have reviewed this annual report on Form 10-K of Miller Industries, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.           The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

                  Date: May 22, 2003

                                      /s/ Jeffrey I. Badgley
                                       Jeffrey I. Badgley
                                       President and Chief Executive Officer

CERTIFICATIONS

I, J. Vincent Mish, certify that:

1.           I have reviewed this annual report on Form 10-K of Miller Industries, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

                   Date: May 22, 2003

                                         /s/ J. Vincent Mish
                                       J. Vincent Mish
                                       Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.84	Third Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated September 13, 2002.
10.86	Fifth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2003.
10.87	Sixth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated April 1, 2003.
21	Subsidiaries of the Registrant*
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification of Jeffrey I. Badgley pursuant to 18 U.S.C. Section 1350*
99.2	Certification of J. Vincent Mish pursuant to 18 U.S.C. Section 1350*