Form 10-Q
period 2003-03-31
MILLER INDUSTRIES INC /TN/
filed 2003-05-22
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

YES  X         NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 30, 2003 was 9,341,436.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and temporary investments	$4,133	$2,097
Accounts receivable, net	39,144	46,616
Inventories, net	32,958	27,815
Prepaid expenses and other	2,493	748
Current assets of discontinued operations held for sale	29,958	32,366
Total current assets	108,686	109,642
PROPERTY, PLANT, AND EQUIPMENT, net	22,424	23,121
GOODWILL, net	11,619	11,619
OTHER ASSETS, net	2,167	2,378
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS Held for sale	13,821	15,417
	$158,717	$162,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$37,727	$35,244
Accounts payable	26,501	25,213
Accrued liabilities and other	6,118	6,147
Current liabilities of discontinued operations held for sale	46,060	53,212

Total current liabilities	116,406	119,816

LONG-TERM OBLIGATIONS, less current portion	864	1,214
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	1,372	1,450
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 9,341,436 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	93	93
Additional paid-in capital	145,088	145,088
Accumulated deficit	(104,349)	(103,790)
Accumulated other comprehensive loss	(757)	(1,694)
Total shareholders’ equity	40,075	39,697
	$158,717	$162,177

The accompanying notes are an integral part of these condensed consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

NET SALES	$40,742	$47,805

COSTS AND EXPENSES:
Costs of operations	34,815	40,911
Selling, general and administrative expenses	3,882	4,206
Interest expense, net	754	700
Total costs and expenses	39,451	45,817

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,291	1,988
INCOME TAX PROVISION (BENEFIT)	333	764
INCOME (LOSS) FROM CONTINUING OPERATIONS	958	1,224

DISCONTINUED OPERATIONS:
(Loss) from discontinued operations, before taxes	(1,942)	(1,959)
Income tax provision (benefit)	(425)	(500)
(Loss) from discontinued operations	(1,517)	(1,459)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	(559)	(235)
Cumulative effect of change in accounting principle	-	(21,812)
NET LOSS	$(559)	$(22,047)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.10	$0.12
Loss from discontinued operations	(0.16)	(0.16)
Cumulative effect of change in accounting principle	-	(2.34)
Basic income (loss) per common share	$(0.06)	$(2.36)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.10	$0.12
Loss from discontinued operations	(0.16)	(0.16)
Cumulative effect of change in accounting principle	-	(2.34)
Diluted income (loss) per common share	$(0.06)	$(2.36)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,341	9,341
Diluted	9,349	9,341

 The accompanying notes are an integral part of these condensed consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(559)	$(22,047)
Adjustments to reconcile net loss to net cash provided by operating activities:

Loss from discontinued operations	1,517	1,459
Depreciation and amortization	1,258	1,135
Provision for doubtful accounts	49	63
Cumulative effect of change in accounting principle	-	21,812
(Gain) Loss on disposals of property, plant, and equipment	39	(1)
Other	(38)	95
Changes in operating assets and liabilities:
Accounts receivable	6,965	1,377
Inventories	(4,772)	(6,214)
Prepaid expenses and other	(1,694)	(1,552)
Other assets	(13)	7
Accounts payable	975	4,552
Accrued liabilities and other	(231)	1,372
Net cash provided by operating activities from continuing operations	3,496	2,058
Net cash used in operating activities from discontinued operations	(3,317)	(881)
Net cash provided by operating activities	179	1,177

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(102)	(189)
Proceeds from sale of property, plant, and equipment	39	6
Payments received on notes receivables	732	47
Net cash provided by (used in) investing activities from continuing operations	669	(136)
Net cash provided by (used in) investing activities from discontinued operations	1,832	(253)
Net cash provided by (used in) investing activities	2,501	(389)

FINANCING ACTIVITIES:
Net borrowings under senior credit facility	2,780	963
Payments on long-term obligations	(699)	(933)
Additions to deferred financing costs	(135)	(177)
Termination of interest rate swap	-	(341)
Net cash provided by (used in) financing activities from continuing operations	1,946	(488)
Net cash used in financing activities from discontinued operations	(3,318)	(3,679)
Net cash used in financing activities	(1,372)	(4,167)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	667	(78)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	1,975	(3,457)
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,097	9,863
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	1,752	--
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	1,691	--
CASH AND TEMPORARY INVESTMENTS, end of period	4,133	6,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,193	$1,778

Cash payments for income taxes	$201	$240

The accompanying notes are an integral part of these condensed consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented.  Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates.  Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.          Going Concern

The towing and recovery equipment manufacturing and towing services industries are highly competitive. Certain competitors may have substantially greater financial and other resources than the Company. These industries are also subject to a number of external influences, such as general economic conditions, interest rate levels, consumer confidence, and general credit availability. Demand for the Company's equipment has been negatively impacted by cost pressures facing its customers. Continuation of these pressures could impact the Company's ability to service its debt.

At December 31, 2002 the Company’s financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As more fully described below, subsequent to December 31, 2002, the Company was in default of certain covenants under its senior (“Senior Credit Facility”) and subordinated (“Junior Credit Facility”) credit facility agreements, and its subordinated credit facility matures on July 23, 2003.  The senior and subordinated credit facility agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Junior Credit Facility matures on July 23, 2003, under which $13.8 million was outstanding March 31, 2003.  There is no assurance that the Company will be able to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date thereof.  If the Company fails to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date, such failure will constitute an event of default under the Junior Credit Facility and will also trigger an event of default under the Senior Credit Facility cross-default provisions.  A total of $42.0 million (continuing and discontinuing operations) was outstanding under the Senior Credit Facility at March 31, 2003.  In such case, the junior lender agent would be prevented from taking any enforcement action against the Company, its subsidiaries or their respective assets in respect of such event of default until the earlier of:  (i) the date which is 120 days (subject to extension to 270 days by notice from senior lender agent to junior lender agent) after the date upon which the junior lender agent gives notice of enforcement to the senior lender agent pursuant to the terms of the Intercreditor Agreement; (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries.  The resulting event of default under the Senior Credit Facility if the Company does not repay all of the obligations under the Junior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders.   There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any event of default that would occur as a result of the failure by the Company to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date.

Subsequent to December 31, 2002, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements.  While the Company has on several occasions negotiated amendments to its credit facilities that waived certain defaults and brought the Company back into compliance, waivers typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments.  The Company’s bank facilities are collaterized by liens on all of the Company’s assets.  The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

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

On February 28, 2003, the Company entered into the Fifth Amendment to the Credit Agreement. Pursuant to the Fifth Amendment, the date upon which the amount of certain used inventory taken in trade for collateral purposes is reduced to $-0- was extended from February 28, 2003 to March 31, 2003. In addition, the Fifth Amendment revised the RoadOne revolving commitment reducing the amount to $9.0 million at February 28, 2003 and $-0- as of March 31, 2003.

On April 1, 2003, the Company entered into the Sixth Amendment to Credit Agreement.   The Sixth Amendment among other things, revised the RoadOne revolving commitment, extending by one year the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004.  The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

Meeting the new repayment schedule will require that the Company sell its remaining towing services businesses according to its contemplated schedule on acceptable terms. While the Company believes its timetable for sales is achievable, there can be no assurance that the schedule can be met. Failure to achieve the Company's timetable for such sales or cash flow projections could result in failure to comply with the amended debt service requirements. Such non-compliance would result in an event of default, which if not waived by the lending groups, would result in the acceleration of the amounts due under the credit facility as well as other remedies. In such case, the Company would seek to refinance the remaining balances, but there is no assurance that the Company would be able to obtain any such refinancing. If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company's business and financial condition would be materially and adversely affected.

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows to improve liquidity. The Company had also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  During 2002, the Company sold 39 towing services locations for proceeds of $23.5 million, which have been used to reduce the RoadOne revolver.  The Company also made the decision in the fourth quarter of 2002 to divest of the operations of the distribution group of the towing and recovery equipment segment.  The Company may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide support to the over 100 towing services locations and nine distribution locations.  Administrative services such as insurance and surety bond coverage must be maintained for all remaining Company operations, but such services could become more expensive to maintain as the size of the remaining operations decrease.  Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case.  Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s results of operations.

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

During the quarter ended March 31, 2003, the Company disposed of assets in six markets underperforming towing service markets, as well as assets in other markets of its towing services segment.  Total proceeds from the sales were $1.7 million which included $1.5 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $1.0 million.

During the quarter ended March 31, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  The Company had entered into agreements for the disposition of two of the eight remaining locations of the distribution group.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.  All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at March 31, 2003 and December 31, 2002.  The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The operating results for the discontinued operations of the towing services segment and the distributor group for the quarters ended March 31, 2003 and 2002, were as follows (in thousands):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$16,615	$11,419	$28,034	$22,497	$34,029	$56,526

Operating income (loss)	(34)	(959)	(993)	(140)	(419)	(559)

Loss from discontinued operations	(775)	(742)	(1,517)	(888)	(571)	(1,459)

            The following assets and liabilities are reclassified as held for sale at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003			December 31, 2002
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$1,355	$336	$1,691	$1,443	$309	$1,752

Accounts receivable, net	5,212	3,846	9,058	2,604	4,894	7,498

Inventories	15,223	--	15,223	19,559	--	19,559

Prepaid expenses and other current assets	486	3,500	3,986	170	3,387	3,557

Current assets of discontinued operations held for sale	22,276	7,682	29,958	23,776	8,590	32,366

Property, plant and equipment	--	11,893	11,893	--	13,368	13,368

Other long-term assets	--	1,928	1,928	--	2,049	2,049

Noncurrent assets of discontinued operations held for sale	--	13,821	13,821	--	15,417	15,417

Current portion of long-term debt	11,735	9,142	20,877	12,632	11,484	24,116

Accounts payable	3,407	8,160	11,567	5,710	7,841	13,551

Accrued liabilities and other	4,019	9,597	13,616	4,169	11,376	15,545

Current liabilities of discontinued operations held for sale	19,161	26,899	46,060	22,511	30,701	53,212

Long-term debt	--	1,372	1,372	--	1,450	1,450

Noncurrent liabilities of discontinued operations held for sale	$--	$1,372	$1,372	$--	$1,450	$1,450

4.          Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 8,000 and 100 potential dilutive common shares for the three months ended March 31, 2003 and 2002, respectively.

5.          Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Chassis	$3,269	$1,316
Raw Materials	11,793	10,993
Work in process	7,812	7,746
Finished goods	10,084	7,760
	$32,958	$27,815

6.          Special Charges and Other Expenses

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  As a result of such review during the year ended December 31, 2002 and eight months ended December 31, 2001, the Company concluded that the carrying value of such assets in certain towing services markets and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

Impairment charges of $10,778,000 were recorded in the eight months ended December 31, 2001 to write-down the goodwill in certain towing services markets to their estimated fair value.  Additionally, charges of $1,553,000 and $2,644,000 were recorded for the year ended December 31, 2002 and the eight months ended December 31, 2001 to write-down the carrying value of certain fixed assets (primarily property and equipment) in related markets to estimated fair value.  The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  Impairment charges of $1,480,000 were recorded to reduce the carrying amount of goodwill to estimated fair value at December 31, 2001.  The Company recorded $1,637,000 and $1,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment for the year ended December 31, 2002 and the eight months ended December 31, 2001.

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

8.          Long-Term Obligations

2001 Credit Facility

In July 2001, the Company entered into a new four year senior credit facility (the "Senior Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company's towing and recovery equipment segment and RoadOne segment, respectively. At March 31, 2003, $31.9 million and $7.6 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $2.5 million was outstanding under the senior term loan, and $13.8 million was outstanding under the subordinated secured facility.

Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company's property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Senior Credit Facility bears interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.0% or prime rate (as defined) plus 1.0% on the term portion.

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

The subordinated credit facility (“Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility. The subordinated secured facility matures on July 23, 2003 and bears interest at 6.0% over the prime rate. The Company is required to make quarterly amortization payments on the Junior Credit Facility of $875,000 beginning not later than May 2002 provided that certain conditions are met, including satisfying a fixed charge coverage ratio test and a minimum availability limit. The Junior Credit Facility is collateralized by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company. The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the subordinated secured facility at the time. The Junior Credit Facility also contains provisions for the issuance of warrants for up to 0.5% of the outstanding shares of the Company's common stock in July 2002 and up to an additional 1.5% in July, 2003. The number of warrants which may be issued would be reduced pro rata as the balance of the Junior Credit Facility is reduced.  On July 23, 2002, the Company issued 47,417 warrants for the purchase of common stock in conjunction with these related provisions.

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

2002 Amendments

The Company was in an over-advance position under its credit facility during the first quarter of 2002. On February 28, 2002 the Company entered into a Forbearance Agreement and First Amendment to its Senior Credit Agreement with the lenders under the Senior Credit Facility, as amended by that certain Amendment to Forbearance Agreement dated as of March 18, 2002 and that certain Second Amendment to the Forbearance Agreement dated as of March 29, 2002 (as so amended, the "Forbearance Agreement"). As a result of a revised asset appraisal conducted by the senior lenders, the senior lenders determined that the amounts outstanding under the Senior Credit Facility should be lowered below the amount then outstanding under the Senior Credit Facility, causing the Company to be over-advanced on its line of credit which resulted in the occurrence of an event of default under the Senior Credit Facility and a corresponding event of default under the Junior Credit Facility. The Forbearance Agreement and subsequent amendments waived the Company's overadvance under the Senior Credit Facility and amended the terms of the credit agreement to, among other things, (i) permanently reduce the commitment levels to $42.0 million for the towing and recovery equipment segment and $36.0 million for the RoadOne segment portion of the revolving credit facility and $6,611,000 for the term loan facility, (ii) eliminate the Company's ability to borrow funds at a LIBOR rate of interest, and (iii) increase the interest rate to a floating rate of interest equal to the prime rate plus 2.75%.

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

On April 1,2003, the Company entered into the Sixth Amendment to Senior Credit Facility.  The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending by one year the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004.  The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

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

Subsequent to April 1, 2003, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements.  Accordingly, amounts outstanding under these Facilities are presented as current liabilities in the accompanying December 31, 2002 and March 31, 2003 consolidated balance sheet.  Waivers of such covenants typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments. The Company's bank facilities are collateralized by liens on all of the Company's assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

The Company could be required to find alternative funding sources, such as sale of assets or other financing sources. If the Company were unable to refinance the credit facility on acceptable terms or find an alternative source of repayment for the credit facility, the Company's business and financial condition would be materially and adversely affected. There is no assurance that the Company would be able to obtain any such refinancing or that it would be able to sell assets on terms that are acceptable to the Company or at all.

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

9.          Financial Instruments and Hedging Activities

 SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In October 2001, the Company obtained interest rate swaps as required by terms in its Credit Facility to hedge exposure to market fluctuations.  The interest rate swaps covered $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%.  The swaps expire annually from October 2002 to October 2004.  Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  Subsequent to year end December 31, 2001, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss was be recorded in Other Comprehensive Loss in February 2002 and reclassified to earning as interest expense over the term of the Senior Credit Facility.

As described in Note 8, the subordinated secured debt facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of the Company’s common stock on July 2002 and up to an additional 1.5% in July 2003.  The warrants were valued as of July 2001 based on the estimated relative fair value using the Black Scholes model with the following assumptions:  risk-free rate of 4.9% estimated life of 7 years, 72% volatility and no dividend yield.  Accordingly, the Company has recorded a liability and makes periodic mark to market adjustments, which are reflected in the accompanying consolidated statement of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  At March 31, 2003 and December 31, 2002, the related liability was $359,000 and $362,000, respectively, and is included in accrued liabilities in the accompanying consolidated financial statements.

10.        Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.  There were no grants in the three months ended March 31, 2003 or 2002.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

Three Months Ended
	March 31, 2003	March 31, 2002
Net loss available to common stockholders, as reported	$ (559)	$ (22,047)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(82)	(229)
Net loss available to common stockholders, pro forma	$ (641)	$ (22,276)
Loss per common share: Basic and diluted, as reported Basic and diluted, pro forma	$ (0.06) $ (0.07)	$ (2.36) $ (2.38)

11.        Commitments and Contingencies

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

12.        Income Taxes

At December 31, 2002, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $18.0 million.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

             Recent Developments

             Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Subsequent to December 31, 2002, the Company was in default of certain covenants under its Senior and Junior Credit Facility Agreements, and its Junior Credit Facility matures on July 23, 2003.  The Senior and Junior Credit Facility Agreements contain certain cross-default provisions and provide for acceleration on amounts due as well as other remedies in the event of default.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Discontinued Operations

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

             Results of Operations--Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

             Continuing Operations

Net sales for continuing operations for the three months ended March 31, 2003, decreased 14.8% to $40.7 million from $47.8 million for the comparable period in 2002.  Net sales decreased as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers and the tightness of the current credit markets.  In addition, the war with Iraq during the quarter had a negative impact on sales.

Costs of operations for continuing operations for the three months ended March 31, 2003, decreased 14.9% to $34.8 from $40.9 million for the comparable period in 2002 reflecting the aforementioned decrease in sales.  Costs of operations decreased slightly as a percentage of net sales from 85.6% to 85.5%.

Selling, general, and administrative expenses for the three months ended March 31, 2003, decreased to $3.9 million from $4.2 million for the three months ended March 31, 2002, reflecting the Company’s ongoing focus on operating cost control.

Net interest expense increased $0.1 million to $0.8 million for the three months ended March 31, 2003 from $0.7 million for the three months ended March 31, 2003 due to stable levels of debt and stable interest rates.

The provision for income taxes for continuing operations for the three months ended March 31, 2003 reflects a combined effective U.S. federal and state tax rate of 38%, net of a tax benefit related to the Company's foreign tax liability.  The provision for the three months ended March 31, 2002 reflects a similar effective U.S. federal and state rate plus additional taxes on foreign income for the period.

            Discontinued Operations

Net sales from discontinued operations decreased to $28.0 million for the three months ended March 31, 2003 from $56.5 million for the three months ended March 31, 2002.  Net sales of the distribution group were $16.6 million for the three months ended March 31, 2003 compared to $22.5 million for the three months ended March 31, 2002. Revenues for the distribution group were negatively impacted by cost pressures facing its customers and current tightness in the credit markets.  Net sales for the towing and recovery services segment were $11.4 million for the three months ended March 11, 2003 compared to $34.0 million for the three months ended March 31, 2002.  Revenues of the towing services segment were affected by the Company’s ongoing efforts to sell or close discontinued operations.

Cost of sales as a percentage of net sales for the distribution group was 93.5% for the three months ended March 31, 2003 compared to 92.2% for the three months ended March 31, 2002.  The increase is primarily the result of decreases in sales volume as explained above. Cost of sales for the towing services segment was 78.0% for the three months ended March 31, 2003 compared to 82.7% for the three months ended March 31, 2002.  Decreases result from the impact of the continuing disposal of towing services operations.

Selling, general and administrative expenses as a percentage of sales was 6.7% for the distribution group and 21.7% for the towing services segment for the three months ended March 31, 2003 compared to 8.5% and 18.6% respectively, for the three months ended March 31, 2002.  The decrease for the distribution group reflects the Company’s ongoing focus on operating cost control.  Increases for the towing services segment were primarily the result of increased insurance costs for the remaining operations.

Net interest expense of discontinued operations decreased $0.4 million from $1.4 million for the three months ended March 31, 2002 to $1.0 million for the three months ended March 31, 2003 as a result of decreased borrowings under the Company’s RoadOne revolving credit facility.

             Liquidity and Capital Resources

Cash provided by operating activities was $0.2 million for the three months ended March 31, 2003, compared to $1.2 million for the comparable period of 2002.  The cash provided by operating activities for the three months ended March 31, 2003 was primarily the result of an increase in accounts receivable and accounts payable, partially offset by an increase in inventories.

Cash provided by investing activities was $2.5 million for the three months ended March 31, 2003, compared to $0.3 million used in investing activities for the comparable period in 2002.  The cash provided by investing activities was primarily due to the sale of towing services operations.

Cash used in financing activities was $1.4 million for the three months ended March 31, 2003 and $4.2 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

The Company’s primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, the Company has financed its operations and growth from internally generated funds and debt financing.

2001 Credit Facility

In July 2001, the Company entered into a new four year senior secured credit facility (the “Senior Credit Facility”) with a syndicate of lenders to replace the existing credit facility.  As a part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  On July 25, 2001, the Company borrowed $85.0 million under the new Senior Credit Facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan).  Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Senior Credit Facility bore interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.00% or prime rate (as defined) plus 1.00% on the term portion.

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

The $14.0 million Junior Credit Facility is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility, under which $13.8 million was outstanding at March 31, 2003, matures on July 23, 2003 and bears interest at 6.0% over the prime rate.  There can be no assurance that the Company will be able to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date thereof.  If the Company fails to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date, such failure will constitute an event of default under the Junior Credit Facility and will also trigger an event of default under the Senior Credit Facility cross-default provisions.  A total of $42.0 million (continuing and discontinued operations) was outstanding under the Senior Credit Facility at March 31, 2003.  In such case, the junior lender agent would be prevented from taking any enforcement action against the Company, its subsidiaries or their respective assets in respect of such event of default until the earlier of: (i) the date which is 120 days (subject to extension to 270 days by notice from senior lender agent to junior lender agent) after the date upon which the junior lender agent gives notice of enforcement to the senior lender agent pursuant to the terms of the Intercreditor Agreement; (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (ii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries.  The resulting event of default under the Senior Credit Facility if the Company does not repay all of the obligations under the Junior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders.  There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any event of default that would occur as a result of the failure by the Company to repay or refinance the outstanding principal and interest under the Junior Credit Facility on the maturity date.

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

In addition, pursuant to the Third Amendment, the amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was limited to $4.3 million (subject to downward adjustments upon certain sales of assets and stock by the Company and certain of its subsidiaries) through February 28, 2003 and reduced to $0 thereafter.  The Sixth Amendment (discussed below under 2003 Amendments) lowered the $4.3 million limit and eliminated the further requirement for reduction to $0after February 28, 2003.

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

On April 1,2003, the Company entered into the Sixth Amendment to the Senior Credit Facility.  The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending the time for the reduction thereof to $9.0 million from March 31, 2003 to March 31, 2004 and extending the time for reduction to $-0- from March 31, 2003 to March 31, 2004.  The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.  The Sixth Amendment also extended the time for required delivery of the Company’s annual financial reports for fiscal year ended December 31, 2002 and certain related items from March 31, 2003 to April 30, 2003.

Meeting the new repayment schedule for the RoadOne revolving commitments as described above under Amendments to the Credit Facilities, will require that the Company sell its towing services businesses according to its contemplated schedule on acceptable terms.  While the Company believes its timetable for sales is achievable there can be no assurance that the schedule can be met.

The Company is currently in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file this Annual Report prior to April 30, 2003.  Additionally, the Company is in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003.  The Company is currently not pursuing a waiver of the default or an amendment to the Credit Facilities to cure the default.  The Company has had informal discussions with its creditors indicating that the creditors will not take action against the Company as a result of the default.  However, there can be no assurance that to the creditors will not pursue action in the future as a result of this default or any other default under the Credit Facilities.

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

In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $5.0 million of mortgage notes payable, equipment notes payable and other long-term obligations at March 31, 2003.  The Company also had approximately $18.2  million in non-cancellable operating lease obligations, $17.6 million of which relates to truck and building leases of discontinued operations.

Certain statements in this Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks referenced herein and the risk factors set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, filed on May 22, 2003, and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of the Company’s substantial indebtedness.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibits.

(b)        Reports on Form 8-K – No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2003.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:    May  22, 2003

CERTIFICATIONS

     I, Jeffrey I. Badgley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Miller Industries, Inc.

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

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

Date:    May 22, 2003

/s/ Jeffrey I. Badgley
Jeffrey I. Badgley President and Chief Executive Officer

CERTIFICATIONS

     I, J. Vincent Mish, certify that:

  I have reviewed this quarterly report on Form 10-Q of Miller Industries, Inc.

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

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