Form 10-Q
period 2003-06-30
MILLER INDUSTRIES INC /TN/
filed 2003-08-19
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

YES  X         NO __

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of July 31, 2003 was 9,341,436.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and temporary investments	$3,793	$2,097
Accounts receivable, net	42,113	46,616
Inventories, net	34,399	27,815
Prepaid expenses and other	1,879	748
Current assets of discontinued operations held for sale	27,208	32,366
Total current assets	109,392	109,642
PROPERTY, PLANT, AND EQUIPMENT, net	22,435	23,121
GOODWILL, net	11,619	11,619
OTHER ASSETS, net	2,757	2,378
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	10,251	15,417
	$156,454	$162,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$36,243	$35,244
Accounts payable	29,341	25,213
Accrued liabilities and other	6,384	6,147
Current liabilities of discontinued operations held for sale	41,714	53,212

Total current liabilities	113,682	119,816

LONG-TERM OBLIGATIONS, less current portion	816	1,214
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	1,212	1,450
COMMITMENTS AND CONTINGENCIES (Notes 7and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 9,341,436 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	93	93
Additional paid-in capital	145,088	145,088
Accumulated deficit	(104,843)	(103,790)
Accumulated other comprehensive loss	406	(1,694)
Total shareholders’ equity	40,744	39,697
	$156,454	$162,177

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

NET SALES:
Towing and Recovery Equipment	$51,161	$54,159	$91,903	$101,964
Towing Services	6,801	7,028	13,952	14,650
	57,962	61,187	105,855	116,614

COSTS AND EXPENSES:
Costs of operations
Towing and Recovery Equipment	44,234	46,497	79,050	87,408
Towing Services	5,188	5,576	10,618	11,198
	49,422	52,073	89,668	98,606
Selling, general and administrative expenses	4,641	5,471	8,978	10,161
Interest expense, net	685	1,169	1,439	1,869
Loss on disposition	682	-	682	-
Total costs and expenses	55,430	58,713	100,767	110,636

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,532	2,474	5,088	5,978
INCOME TAX PROVISION	889	980	1,703	2,320
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,643	1,494	3,385	3,658

DISCONTINUED OPERATIONS:
(Loss) from discontinued operations, before taxes	(3,035)	(2,601)	(6,243)	(6,076)
Income tax provision	(899)	(765)	(1,805)	(1,841)
(Loss) from discontinued operations	(2,136)	(1,836)	(4,438)	(4,235)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	(493)	(342)	(1,053)	(577)
Cumulative effect of change in accounting principle	-	-	-	(21,812)
NET LOSS	$(493)	$(342)	$(1,053)	$(22,389)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.18	$0.16	$0.36	$0.39
Loss from discontinued operations	(0.23)	(0.20)	(0.47)	(0.45)
Cumulative effect of change in accounting principle	-	-	-	(2.34)
Basic income (loss) per common share	$(0.05)	$(0.04)	$(0.11)	$(2.40)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.18	$0.16	$0.36	$0.39
Loss from discontinued operations	(0.23)	(0.20)	(0.47)	(0.45)
Cumulative effect of change in accounting principle	-	-	-	(2.34)
Diluted income (loss) per common share	$(0.05)	$(0.04)	$(0.11)	$(2.40)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,341	9,341	9,341	9,341
Diluted	9,346	9,355	9,348	9,349

The accompanying notes are an integral part of these condensed consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,053)	$(22,389)
Adjustments to reconcile net loss to net cash provided by operating activities:

Loss from discontinued operations	4,438	4,235
Depreciation and amortization	2,515	2,889
Provision for doubtful accounts	98	127
Cumulative effect of change in accounting principle	-	21,812
Loss on disposals of property, plant, and equipment	39	12
Loss on disposition of business	682	-
Deferred Income Tax provision	(35)	99
Paid in kind interest	-	213
Proceeds from income tax refund	-	4,248
Changes in operating assets and liabilities:
Accounts receivable	3,510	(980)
Inventories	(5,710)	(873)
Prepaid expenses and other	(1,058)	(1,319)
Other assets	(11)	(24)
Accounts payable	3,366	4,340
Accrued liabilities and other	(138)	713
Net cash provided by operating activities from continuing operations	6,643	13,103
Net cash used in operating activities from discontinued operations	(7,277)	(1,952)
Net cash (used in) provided by operating activities	(634)	11,151

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(894)	(429)
Proceeds from sale of property, plant, and equipment	41	26
Proceeds from sale of business	3,645	-
Payments received on notes receivables	751	47
Net cash provided by (used in) investing activities from continuing operations	3,543	(356)
Net cash provided by investing activities from discontinued operations	2,556	767
Net cash provided by investing activities	6,099	411

FINANCING ACTIVITIES:
Net borrowings under senior credit facility	1,810	1,784
Payments on long-term obligations	(1,393)	(2,155)
Borrowings under long-term obligations	75	71
Additions to deferred financing costs	(299)	(1,015)
Termination of interest rate swap	49	(288)
Net cash provided by (used in) financing activities from continuing operations	242	(1,603)
Net cash used in financing activities from discontinued operations	(5,807)	(11,701)
Net cash used in financing activities	(5,565)	(13,304)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,447	375
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	1,347	(1,367)
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,097	9,863
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	1,752	-
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	1,403	-
CASH AND TEMPORARY INVESTMENTS, end of period	$3,793	$8,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,872	$3,718

Cash payments for income taxes	$357	$354

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

2.         Going Concern

At December 31, 2002 the Company’s financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As more fully described below, subsequent to December 31, 2002, the Company was in default under its senior (“Senior Credit Facility”) and subordinated (“Junior Credit Facility”) credit facility agreements, and its subordinated credit facility matured on July 23, 2003.  The senior and subordinated credit facility agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of a default.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

On July 29, 2003, the junior lender agent gave a notice to the senior lender agent of its intent to commence an enforcement action based upon the event of default for failure to repay the outstanding obligations under the Junior Credit Facility on the maturity date thereof.  Pursuant to the terms of the Intercreditor Agreement (defined below), the junior lender agent and the junior lenders are prevented from taking any enforcement action or exercising any remedies against the Company, its subsidiaries or their respective assets in respect of such event of default during a standstill period (“Standstill Period”) which will expire on the earlier of:  (i) November 26, 2003 (the date which is 120 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults), subject to extension by notice from senior lender agent to junior lender agent to April 24, 2004 (the date which is 270 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults); (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries.

On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under Senior Credit Facility, thereby preventing the junior agent and junior lenders from receiving any payments from the Company in respect of the Junior Credit Facility while such blockage notice remains in effect.  Pursuant to the terms of the Intercreditor Agreement (defined below), such payment blockage period will expire on the earlier of (i) February 1, 2004 (the date which is 180 days after the date that such payment blockage notice was given), subject to extension to May 1, 2004 (the date which is 270 days after the date that such payment blockage notice was given) if the Standstill Period is extended from November 26, 2003 to April 24, 2004 at the election of the senior lender agent by notice to the junior lender agent as described above, or (ii) the date that the Senior Credit Facility defaults giving rise to such payment blockage notice have been cured or waived.  An event of default has also occurred under the Junior Credit Facility and the Senior Credit Facility as a result of the auditor’s report for the Company’s December 31, 2002 financial statements including an explanatory paragraph that referred to uncertainty about the Company’s ability to continue as a going concern for a reasonable period of time.  These existing events of default under the Senior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders.   There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any event of default that have occurred.

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

The Company is currently in discussions with the lenders under the Junior Credit Facility to extend the maturity date of the Junior Credit Facility and/or to refinance the Junior Credit Facility.  The Company has also entered into discussions with the lenders under the Senior Credit Facility to refinance the Senior Credit Facility.  There has been no agreement with respect to any such extension or refinancing and there can be no assurance that the Company will be able to extend the maturity date of the Junior Credit Facility or refinance either or both Credit Facilities.  If the Company were to be unsuccessful in its efforts to refinance the Credit Facilities, the Company might be required to seek bankruptcy court or other protection from its creditors.

As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  The Company sold eleven towing services locations and other assets from towing services operations for proceeds of $5.1 million, which have been used to reduce the RoadOne revolver.  The Company also made the decision in the fourth quarter of 2002 to divest of the operations of the distribution group of the towing and recovery equipment segment.  The Company may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide support to the over 100 towing services locations and nine distribution locations.  Administrative services such as insurance and surety bond coverage must be maintained for all remaining Company operations, but such services could become more expensive to maintain as the size of the remaining operations decrease.  Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case.  Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s results of operations.

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

The Company has received notification from the New York Stock Exchange (“NYSE”) that based on market information and information in the Company’s recent public filings, it is not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  The Company’s shareholders’ equity was $40.1 million, as reported in the Company’s March 31, 2003 Form 10-Q filed with the Securities and Exchange Commission on May 22, 2003.  As of May 27, 2003, the Company had a 30-day average market capitalization of $28.9 million.

The Company has compiled a three-pronged plan for regaining compliance with the continued listing standards.  The Company’s plan is to restructure the Company’s bank facilities and rationalize the timing of the Company’s debt service, dispose of the Company’s remaining RoadOne and distributor operations within the time period specified and focus all of the Company’s resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  The NYSE may take up to 45 days to review and evaluate the plan after it is submitted.  If the plan is accepted, the Company will be subject to quarterly monitoring for compliance by the NYSE.  If the NYSE does not accept the plan, the Company will be subject to NYSE trading suspension and delisting.  In that event, the Company would pursue listing on an alternative national securities exchange.

3.          Discontinued Operations

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the six months ended June 30, 2003, the Company disposed of substantially all of the assets in eleven towing service markets, as well as assets remaining from other markets of its towing services segment.  Total proceeds from the sales were $5.1 million which included $4.9 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $2.0 million.   Subsequent to June 30, 2003 the Company disposed of assets in three markets with proceeds of approximately $1.1 million.  As of August 12, 2003, there are two towing service markets remaining to be sold, as well as miscellaneous assets remaining from previous towing market sales.  Agreements subject to satisfaction of certain conditions have been signed for the disposition of the two remaining towing services markets.

During the six months ended June 30, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  The Company has entered into negotiations for the disposition of all of the eight remaining locations of the distribution group.  As of August 12, 2003, agreements for the disposition of two of the locations are being negotiated, and letters of intent are being negotiated for three of the locations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.  All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at June 30, 2003 and December 31, 2002.  The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003 have been reclassified from discontinued operations to continuing operations given the Company's significant continuing involvement in the operations of the disposal components via a consulting agreement and the Company's ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and six months ended June 30, 2003 and 2002, were as follows (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$15,085	$3,250	$18,335	$21,041	$27,690	$48,731

Operating income (loss)	$(64)	$(1,063)	$(1,127)	$(43)	$(1,010)	$(1,053)

Loss from discontinued operations	$(1,283)	$(853)	$(2,136)	$(876)	$(960)	$(1,836)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$31,700	$14,669	$46,369	$43,537	$54,097	$97,634

Operating income (loss)	$(97)	$(1,025)	$(1,122)	$(183)	$(2,987)	$(3,170)

Loss from discontinued operations	$(2,058)	$(2,380)	$(4,438)	$(1,764)	$(2,471)	$(4,235)

The following assets and liabilities are reclassified as held for sale at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003			December 31, 2002
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$924	$479	$1,403	$1,443	$309	$1,752

Accounts receivable, net	3,565	2,521	6,086	2,604	4,894	7,498

Inventories	16,621	--	16,621	19,559	--	19,559

Prepaid expenses and other current assets	463	2,635	3,098	170	3,387	3,557

Current assets of discontinued operations held for sale	21,573	5,635	27,208	23,776	8,590	32,366

Property, plant and equipment	--	8,637	8,637	--	13,368	13,368

Other long-term assets	--	1,614	1,614	--	2,049	2,049

Noncurrent assets of discontinued operations held for sale	--	10,251	10,251	--	15,417	15,417

Current portion of long-term debt	13,928	3,869	17,797	12,632	11,484	24,116

Accounts payable	2,911	9,212	12,123	5,710	7,841	13,551

Accrued liabilities and other	4,042	7,752	11,794	4,169	11,376	15,545

Current liabilities of discontinued operations held for sale	20,881	20,833	41,714	22,511	30,701	53,212

Long-term debt	--	1,212	1,212	--	1,450	1,450

Noncurrent liabilities of discontinued operations held for sale	$--	$1,212	$1,212	$--	$1,450	$1,450

4.          Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 5,000 and 14,000 potential dilutive common shares for the three months ended June 30, 2003 and 2002, respectively, and 7,000 and 8,000 potential dilutive common shares for the six months ended June 30, 2003, and 2002.

5.          Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Chassis	$2,297	$1,316
Raw Materials	13,308	10,993
Work in process	8,674	7,746
Finished goods	10,120	7,760
	$34,399	$27,815

6.           Special Charges and Other Expenses

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  The Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during the six months ended June 30, 2002 as a cumulative effect of a change in accounting principle.

7.          Long-Term Obligations

In July 2001, the Company entered into a new four year senior credit facility (the "Senior Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company's towing and recovery equipment segment and RoadOne segment, respectively. At June 30, 2003, $33.1 million and $3.0 million, respectively, were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $2.0 million was outstanding under the senior term loan, and $13.8 million was outstanding under the subordinated secured facility.

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

The subordinated credit facility (“Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility matured and was due and payable on July 23, 2003, under which $13.8 million was outstanding at June 30, 2003.  The Company has not yet repaid or refinanced the outstanding principal and interest under the Junior Credit Facility.  The Company’s failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions. Pursuant to the terms of the Intercreditor Agreement (defined below), the junior lender agent and the junior lenders are prevented from taking any enforcement action or exercising any remedies against the Company, its subsidiaries or their respective assets in respect of such event of default during a standstill period (the “Standstill Period”) which will expire on the earlier of:  (i) November 26, 2003 (the date which is 120 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults), subject to extension by notice from senior lender agent to junior lender agent to April 24, 2004 (the date which is 270 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults); (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries.

On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the Senior Credit Facility, thereby preventing the junior agent and junior lenders from receiving any payments from the Company in respect of the Junior Credit Facility while such blockage notice remains in effect.  Pursuant to the terms of the Intercreditor Agreement, such payment blockage period will expire on the earlier of (i) February 1, 2004 (the date which is 180 days after the date that such payment blockage notice was given), subject to extension to May 1, 2004 (the date which is 270 days after the date that such payment blockage notice was given) if the Standstill Period is extended from November 26, 2003 to April 24, 2004 at the election of the senior lender agent by notice to the junior lender agent as described above, or (ii) the date that the Senior Credit Facility defaults giving rise to such payment blockage notice have been cured or waived.  An event of default has also occurred under the Junior Credit Facility and the Senior Credit Facility as a result of the auditor’s report for the Company’s December 31, 2002 financial statements including an explanatory paragraph that referred to uncertainty about the Company’s ability to continue as a going concern for a reasonable period of time.  These existing events of default under the Senior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders.   There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any events of default that have occurred.

Subsequent to April 1, 2003, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements.  Accordingly, amounts outstanding under these Facilities are presented as current liabilities in the accompanying December 31, 2002 and June 30, 2003 consolidated balance sheets.  Waivers of such covenants typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments. The Company's bank facilities are collateralized by liens on all of the Company's assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

The Company is currently in discussions with the lenders under the Junior Credit Facility to extend the maturity date of the Junior Credit Facility and/or to refinance the Junior Credit Facility.  The Company has also entered into discussions with the lenders under the Senior Credit Facility to refinance the Senior Credit Facility. There has been no agreement with respect to any such extension or refinancing and there can be no assurance that the Company will be able to extend the maturity date of the Junior Credit Facility or refinance either or both Credit Facilities.  If the Company were to be unsuccessful in its efforts to refinance the Credit Facilities, the Company might be required to seek bankruptcy court or other protection from its creditors.

8.          Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.  There were no grants in the six months ended June 30, 2003 or 2002.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss available to common stockholders, as reported	$(493)	$(342)	$(1,053)	$(22,389)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	--	--	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)	(18)	(156)	(247)
Net loss available to common stockholders, pro forma	$(567)	$(360)	$(1,209)	$(22,636)
Loss per common share: Basic and diluted, as reported Basic and diluted, pro forma	$(0.05) $(0.06)	$(0.04) $(0.04)	$(0.11) $(0.13)	$(2.40) $(2.42)

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

10.         Income Taxes

At December 31, 2002, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $18.0 million.  An additional $1.7 million of deferred tax assets and offsetting valuation allowance was recorded for the six months ended June 30, 2003.

11.        Recent Accounting Pronouncements

No new pronouncements have been or are to be adopted by the Company that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Subsequent to December 31, 2002, the Company was in default of certain covenants under its Senior and Junior Credit Facility Agreements, and its Junior Credit Facility matured on July 23, 2003.  The Senior and Junior Credit Facility Agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

New York Stock Exchange Listing Standards

The Company has received notification from the New York Stock Exchange (NYSE) on June 26, 2003 that, based on market information and information in the Company’s recent public filings, it is not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  The Company’s shareholders’ equity was $40.1 million, as reported in the Company’s March 31, 2003 Form 10-Q filed with the Securities and Exchange Commission on May 22, 2003.  As of May 27, 2003, the Company had a 30-day average market capitalization of $28.9 million.

The Company has compiled a three-pronged plan for regaining compliance with the continued listing standards.  The Company’s plan is to restructure the Company’s bank facilities and rationalize the timing of the Company’s debt service, dispose of the Company’s remaining RoadOne and distributor operations within the time period specified and focus all of the Company’s resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  The NYSE may take up to 45 days to review and evaluate the plan after it is submitted.  If the plan is accepted, the Company will be subject to quarterly monitoring for compliance by the NYSE.  If the NYSE does not accept the plan, the Company will be subject to NYSE trading suspension and delisting.  In that event, the Company would pursue listing on an alternative national securities exchange.

 Discontinued Operations

During the year ended December 31, 2002, the Company's management and its board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets for the towing services segment and the distribution group are considered a "disposal group" and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

Results of Operations--Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Continuing Operations

Net sales of towing and recovery equipment for the three months ended June 30, 2003, decreased 5.5% to $51.2 million from $54.2 million for the comparable period in 2002.  Net sales decreased as demand for the Company’s towing and recovery equipment continued to be negatively impacted by the cost pressures facing its customers and the tightness of the current credit markets.  In addition, the war with Iraq during the quarter had a negative impact on sales.

Costs of operations of towing and recovery equipment operations for the three months ended June 30, 2003, decreased 4.9% to $44.2 from $46.5 million for the comparable period in 2002, reflecting the aforementioned decrease in sales volume.  Costs of operations increased slightly as a percentage of net sales from 85.9% to 86.5%.

Towing services sales and towing services cost of operations reflect the change in status during the three months ended June 30, 2003 of certain towing services markets from discontinued to continuing operations based on certain on-going cash flows provided for under the disposal agreements.  The loss on disposal recognized during the period is also attributable to this transaction.

Selling, general, and administrative expenses for the three months ended June 30, 2003, decreased to $4.3 million from $4.9 million for the three months ended June 30, 2002 reflecting the Company’s ongoing focus on operating cost control.

Net interest expense decreased $0.5 million to $0.7 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002 reflecting the current interest rate environment in the Company’s ongoing efforts to reduce debt levels.

The provision for income taxes for continuing operations for the three months ended June 30, 2003 reflects the combined effective US federal and state tax rate of 38%, net of tax benefit related to the Company’s foreign tax liability.  The provision for the three months ended June 30, 2002 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased to $18.3 million for the three months ended June 30, 2003 from $48.7 million for the three months ended June 30, 2002.  Net sales of the distribution group were $15.1 million for the three months ended June 30, 2003 compared to $21.0 million for the three months ended June 30, 2002. Revenues for the distribution group were negatively impacted by cost pressures facing its customers and current tightness in the credit markets.  Additionally, revenues were negatively impacted by the disposition of one distribution operation at the beginning of the quarter.  Net sales for the towing and recovery services segment were $3.3 million for the three months ended June 30, 2003 compared to $27.7 million for the three months ended June 30, 2002.  Revenues of the towing services segment decreased because of the ongoing sales of the market locations over the past two years.

Cost of sales as a percentage of net sales for the distribution group was 91.1% for the three months ended June 30, 2003 compared to 91.6% for the three months ended June 30, 2002.  The slight decrease is primarily the result of decreases in sales volume as explained above. Cost of sales for the towing services segment was 63.1% for the three months ended June 30, 2003 compared to 84.6% for the three months ended June 30, 2002.  This decrease resulted from ongoing cost controls in the remaining towing services operations.

Selling, general and administrative expenses as a percentage of sales was 9.3% for the distribution group and 69.6% for the towing services segment for the three months ended June 30, 2003 compared to 8.6% and 19.1% respectively, for the three months ended June 30, 2002.  Increases for the towing services segment were primarily the result of increased insurance costs for the remaining operations spread over a smaller revenue base, slightly offset by reduced personnel costs.

Net interest expense of discontinued operations decreased $0.1 million from $1.4 million for the three months ended June 30, 2002 to $1.3 million for the three months ended June 30, 2003 as a result of decreased borrowings under the Company’s RoadOne revolving credit facility.

Results of Operations – Six Months Ended June 30, 2003 Compared to Six Months Ended June 20, 2002.

Continuing Operations

Nets sales for towing and recovery equipment operations for the six months ended June 30, 2003, decreased 9.9% to $91.9 million from $102.0 million for the comparable period in 2002.  Net sales deceased as demand for the Company’s towing and recovery equipment continued to be negatively impacted by cost pressures facing its customers and the tightness of the current credit markets.  In addition, the war with Iraq during the six months had a negative impact on sales.

Cost of operations for towing and recovery equipment operations for the six months ended June 30, 2003, decreased to $79.0 million from $87.4 million for the six months ended June 30, 2002, reflecting the aforementioned decrease in sales volume.  Cost of operations increased slightly as a percentage of net sales from 85.7% to 86.0%.

Towing services sales and towing services cost of operations reflect the change in status during the six months ended June 30, 2003 of certain towing services markets from discontinued to continuing operations based on certain on-going cash flows provided for under the disposal agreements.  The loss on disposal recognized during the period is also attributable to this transaction.

Selling, general, and administrative expenses for the six months ended June 30, 2003, decreased to $8.2 million from $9.1 million for the six months ended June 30, 2002 reflecting the Company’s ongoing focus on operating cost control.

Net interest expenses decreased $0.5 million to $1.4 million for the six month ended June 30, 2003 from $1.9 million for the six months ended June 30, 2002 reflecting the current interest rate environment in the Company’s ongoing efforts to reduce debt levels.

The provision for income taxes for continuing operations for the six months ended June 30, 2003 reflects combined effective US federal and state tax rate of 38%, net of tax benefit related to the Company’s foreign tax liability.  The provision for the six months ended June 30, 2002 reflects similar effective US federal and state tax rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $58.4 million for the six months ended June 30, 2003, from $97.6 million for the six months ended June 30, 2002, to $39.2 million for the six months ended June 30, 2003.  Net sales of the distribution group were $31.7 million for the six months ended June 30, 2003 compared to $43.5 million for the six months ended June 30, 2002.  Revenues for the distribution group were negatively impacted by cost pressures facing its customers and current tightness in the credit markets and by the disposition of one distribution operation at the beginning of the quarter.  Net sales for the towing and recovery services segment were $7.5 million for the six months ended June 30, 2003 compared to $54.1 million for the six months ended June 30, 2002.  Revenues of the towing services decreased because of the ongoing sales of the market locations over the past two years.

Cost of sales as a percentage of net sales for the distribution group was 92.4% for the six months ended June 30, 2003 compared to 91.9% for the six months ended June 30, 2002.  The increase was primarily the result of decreases in sales volume as explained above.  Cost of sales for the towing services segment was 73.5% for the six months ended June 30, 2003 compared to 84.9% for the six months ended June 30, 2002.  This decrease resulted from the ongoing cost controls in the remaining towing services operations.

Selling, general, and administrative expenses as a percentage of sales was 7.9% for the distribution group and 57.0% for the towing services segment for the six months ended June 30, 2003 compared to 8.5% and 20.6% respectively, for the six months ended June 30, 2002.  The decrease for the distribution group reflects the Company’s ongoing focus on operating cost control.  Increases for the towing services segment were primarily the result of increased insurance costs for the remaining operations spread over a smaller revenue base, slightly offset by reduced personnel costs.

Net interest expense of discontinued operations decreased $0.5 million from $2.8 million for the six months ended June 30, 2002 to $2.3 million for the six months ended June 30, 2003 as a result of decreased borrowings under the Company’s RoadOne revolving credit facility.

            Liquidity and Capital Resources

Cash used in operating activities was $0.6 million for the six months ended June 30, 2003, compared to $11.1 million provided by operating activities for the comparable period of 2002.  The cash used in operating activities for the three months ended June 30, 2003 was primarily used in discontinued operations reflecting decreases in accounts payable and accrued liabilities.

Cash provided by investing activities was $6.1 million for the six months ended June 30, 2003, compared to $0.4 million used in investing activities for the comparable period in 2002.  The cash provided by investing activities was primarily due to the sale of towing services operations.

Cash used in financing activities was $5.6 million for the six months ended June 30, 2003 and $13.3 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

The Company’s primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, the Company has financed its operations and growth from internally generated funds and debt financing.

Credit Facilities

In July 2001, the Company entered into a new four year senior secured credit facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its then existing credit facility.  As a part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  On July 25, 2001, the Company borrowed $85.0 million under the new Senior Credit Facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan).  Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Senior Credit Facility bore interest at the option of the Company at either the rate of LIBOR plus 2.75% or prime rate (as defined) plus 0.75% on the revolving portion and LIBOR plus 3.00% or prime rate (as defined) plus 1.00% on the term portion.  A total of $38.1 million (continuing and discontinued operations) was outstanding under the Senior Credit Facility at June 30, 2003.

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

The $14.0 million Junior Credit Facility is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility is secured by certain specified assets of the Company and by a second priority lien and security interest in substantially all other assets of the Company.  The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January, 2002 based on the outstanding balance of the facility at the time.  The Junior Credit Facility also contains provisions for the issuance of warrants for 0.5% of the outstanding shares of the Company’s common stock (47,417 shares) in July, 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of the Company’s common stock. The Junior Credit Facility contains requirements for the maintenance of certain financial covenants.  It also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

The Junior Credit Facility, under which $13.8 million was outstanding at June 30, 2003, matured on July 23, 2003 and bears interest at a default rate of 10.0% over the prime rate. The Company has not yet repaid or refinanced the outstanding principal and interest under the Junior Credit Facility. The Company’s failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions.  The Company is also in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file its Annual Report prior to April 30, 2003. Additionally, the Company is in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003.

Pursuant to the terms of the Intercreditor Agreement, the junior lender agent and the junior lenders are prevented from taking any enforcement action or exercising any remedies against the Company, its subsidiaries or their respective assets in respect of such event of default during a standstill period (the “Standstill Period”).  On July 29, 2003, the junior lender agent gave a notice of enforcement to the senior lender agent based upon the event of default for failure to repay the outstanding obligations under the Junior Credit Facility on the Junior Credit Facility’s maturity date.  This notice of enforcement began the running of the Standstill Period which will expire on the earlier of:  (i) November 26, 2003 (the date which is 120 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults), subject to extension by notice from senior lender agent to junior lender agent to April 24, 2004 (the date which is 270 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults); (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent; and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries.

On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the Senior Credit Facility, thereby preventing the junior agent and junior lenders from receiving any payments from the Company in respect of the Junior Credit Facility while such blockage notice remains in effect.  Pursuant to the terms of the Intercreditor Agreement, such payment blockage period will expire on the earlier of (i) February 1, 2004 (the date which is 180 days after the date that such payment blockage notice was given), subject to extension to May 1, 2004 (the date which is 270 days after the date that such payment blockage notice was given) if the Standstill Period is extended from November 26, 2003 to April 24, 2004 at the election of the senior lender agent by notice to the junior lender agent as described above, or (ii) the date that the Senior Credit Facility defaults giving rise to such payment blockage notice have been cured or waived.

These existing events of default under the Senior Credit Facility could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies if not waived by the senior lenders.   There is no assurance that the Company will be able to obtain such a waiver from the senior lenders or a waiver from the junior lenders of any events of default that have occurred. The Company is currently in discussions with the lenders under the Junior Credit Facility to extend the maturity date of the Junior Credit Facility and/or to refinance the Junior Credit Facility.  The Company has also entered into discussions with the lenders under the Senior Credit Facility to refinance the Senior Credit Facility.  There has been no agreement with respect to any such extension or refinancing and there can be no assurance that the Company will be able to extend the maturity date of the Junior Credit Facility or refinance either or both Credit Facilities. If the Company were to be unsuccessful in its efforts to refinance the Credit Facilities, the Company might be required to seek bankruptcy court or other protection from its creditors.

In addition to the borrowings under the Senior and Junior Credit Facilities described above, the Company had approximately $3.6 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2003.  The Company also had approximately $12.4 million in non-cancellable operating lease obligations $11.2 million of which relates to truck and building leases of discontinued operations.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibits.

31.1               Certification of Jeffrey I. Badgley, President and Chief Executive Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2               Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1               Certification of Jeffrey I. Badgley, President and Chief Executive Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K – The Registrant filed a report on Form 8-K on May 30, 2003 under Item 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:    August 19, 2003