Form 10-Q
period 2003-09-30
MILLER INDUSTRIES INC /TN/
filed 2003-11-19
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
Commission File No. 0-24298

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171

(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

(if applicable)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

 The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of October 31, 2003 was 9,341,436.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS

Cash and temporary investments	$5,340	$2,097
Accounts receivable, net	39,805	46,616
Inventories, net	29,604	27,815
Prepaid expenses and other	1,443	748
Current assets of discontinued operations held for sale	26,249	32,366
Total current assets	102,441	109,642

PROPERTY, PLANT AND EQUIPMENT, net	21,608	23,121
GOODWILL, net	11,619	11,619
OTHER ASSETS, net	1,253	2,378
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	7,483	15,417
	$144,404	$162,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$32,510	$35,244
Accounts payable	33,702	25,213
Accrued liabilities and other	4,107	6,147
Current liabilities of discontinued operations held for sale	38,778	53,212
Total current liabilities	109,097	119,816
LONG-TERM OBLIGATIONS, less current portion	912	1,214
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	1,013	1,450
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 9,341,436 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	93	93
Additional paid-in capital	145,088	145,088
Accumulated deficit	(111,677)	(103,790)
Accumulated other comprehensive loss	(122)	(1,694)
Total shareholders’ equity	33,382	39,697
	$144,404	162,177

The accompanying notes are an integral part of these condensed consolidated balance sheets

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET SALES:
Towing and Recovery Equipment	$50,321	$47,771	$142,225	$149,735
Towing Services	–	7,005	13,952	21,655
	50,321	54,776	156,177	171,390
COSTS AND EXPENSES:
Costs of operations
Towing and Recovery Equipment	44,611	41,376	123,660	128,784
Towing Services	–	5,880	10,618	17,078
	44,611	47,256	134,278	145,862

Selling, general and administrative expenses	4,271	5,454	13,250	15,617
Interest expense, net	3,347	607	4,786	2,476
Loss on disposition	–	–	682	–
Total costs and expenses	52,229	53,317	152,996	163,955
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,908)	1,459	3,181	7,435
INCOME TAX PROVISION	82	610	1,785	2,930
INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,990)	849	1,396	4,505
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(4,845)	(2,242)	(11,089)	(8,317)
Income tax provision	–	(431)	(1,806)	(2,272)
Loss from discontinued operations	(4,845)	(1,811)	(9,283)	(6,045)
NET LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE:	(6,835)	(962)	(7,887)	(1,540)
Cumulative effect of change in accounting principle	–	–	–	(21,812)
NET LOSS	$(6,835)	$(962)	$(7,887)	$(23,352)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.21)	$0.09	$0.15	$0.49
Loss from discontinued operations	(0.52)	(0.19)	(0.99)	(0.65)
Cumulative effect of change in accounting principle	–	–	–	(2.34)
Basic income (loss) per common share	$(0.73)	$(0.10)	$(0.84)	$(2.50)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.21)	$0.09	$0.15	$0.49
Loss from discontinued operations	(0.52)	(0.19)	(0.99)	(0.65)
Cumulative effect of change in accounting principle	–	–	–	(2.34)
Diluted income (loss) per common share	$(0.73)	$(0.10)	$(0.84)	$(2.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,341	9,341	9,341	9,341
Diluted	9,359	9,349	9,351	9,349

The accompanying notes are an integral part of these condensed consolidated balance sheets

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2003	2002

OPERATING ACTIVITIES
Net loss	$(7,887)	$(23,352)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from discontinued operations	9,283	6,045
Depreciation and amortization	5,843	4,454
Provision for doubtful accounts	184	127
Cumulative effect of change in accounting principle	–	21,812
Loss on disposals of property, plant, and equipment	39	1
Loss on disposition of business	682	–
Deferred income tax provision	3	4,904
Paid in kind interest	–	213
Proceeds from income tax refund	–	4,248
Changes in operating assets and liabilities:
Accounts receivable	5,438	4,756
Inventories	(1,355)	1,177
Prepaid expenses and other	(680)	(658)
Other assets	(18)	(57)
Accounts payable	8,094	1,309
Accrued liabilities and other	(2,274)	(3,508)
Net cash provided by operating activities from continuing operations	17,352	21,471
Net cash used in operating activities from discontinued operations	(8,709)	(3,468)
Net cash provided by operating activities	8,643	18,003
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,072)	(788)
Proceeds from sale of property, plant and equipment	41	43
Proceeds from sale of business	3,645	–
Payments received on notes receivables	767	47
Net cash provide by (used in) investing activities from continuing operations	3,381	(698)
Net cash provided by investing activities from discontinued operations	3,547	6,218
Net cash provided by investing activities	6,928	5,520
FINANCING ACTIVITIES
Net borrowings (payments) under senior credit facility	(4,832)	1,345
Payments on long-term obligations	(2,111)	(2,900)
Borrowings under long-term obligations	233	77
Additions to deferred financing costs	(1,211)	(1,415)
Termination of interest rate swap	73	(264)
Net cash used in financing activities from continuing operations	(7,848)	(3,157)
Net cash used in financing activities from discontinued operations	(5,949)	(21,044)
Net cash used in financing activities	(13,797)	(24,201)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,180	358
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	2,954	(320)
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,097	9,863
CASH AND TEMPORARY INVESTMENTS,-DISCONTINUED OPERATIONS, beginning of period	1,752	–
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	1,463	–
CASH AND TEMPORARY INVESTMENTS, end of period	$5,340	$9,543
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$4,056	$5,552
Cash payments for income taxes	$357	$576

The accompanying notes are an integral part of these condensed consolidated balance sheets

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

On October 31, 2003, the Company entered into a Forbearance Agreement with the lenders and the senior lender agent under the Senior Credit Facility (the "Forbearance Agreement"), pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the senior credit facility (collectively, the "Existing Senior Facility Defaults") as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of their independent certified public accountants which is unqualified in any respect, as well as the event of default under the Senior Credit Facility as a result of the event of default arising from such failure under the Junior Credit Facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the Junior Credit Facility; and (iii) the failure to fulfill certain financial covenants in the Junior Credit Facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the Senior Credit Facility.  The forbearance period under the Forbearance Agreement (the "Forbearance Period") expires on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of Company of any of its Subsidiaries, or (z) the failure of the Company or any of its Subsidiaries that are borrower parties under the Senior Credit Facility to perform their obligations under the Senior Credit Facility or the Forbearance Agreement.  Under the Forbearance Agreement, the senior lenders and the senior lender agent do not waive their rights and remedies with respect to the Existing Senior Facility Defaults, but agree to forbear from exercising rights and remedies with respect to the Existing Senior Facility Defaults solely during the Forbearance Period.  There can be no assurance that the senior lenders or the senior lender agent under the Senior Credit Facility will agree to extend the date of the Forbearance Period upon the expiration thereof or to waive any of the Existing Senior Facility Defaults.  If the Existing Senior Facility Defaults are not waived, upon expiration of the Forbearance Period, such events of default could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies.  There is no assurance that the Company will be able to obtain such a waiver from the senior lenders of the Existing Senior Facility Defaults.  Further, the Company has not obtained any waiver from the junior lenders in respect of certain events of default that have occurred under the Junior Credit Facility and there can be no assurance that the Company will be able to obtain such a waiver from the junior lenders.

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

On October 3, 2003, the Company entered into a letter agreement with a large financial institution pursuant to which such lender confirmed its interest in providing up to $53 million of financing in order to refinance the Senior Credit Facility and the Junior Credit Facility.  The agreement does not constitute a commitment or undertaking by such lender to provide financing, and is subject to completion of due diligence and various other conditions.  The lender has commenced its due diligence process and, if the transaction proceeds to closing, the Company anticipates the closing occurring by year end 2003.  If the Company were to be unsuccessful in its efforts to refinance the Credit Facilities, the Company might be required to seek bankruptcy court or other protection from its creditors.

Simultaneous with entering into the Forbearance Agreement on October 31, 2003, William G. Miller, the Chairman of the Board and Co-CEO of the Company, made a $2 million loan to the Company as a part of the Senior Credit Facility.  The loan to the Company and Mr. Miller’s participation in the Senior Credit Facility were effected by the Seventh Amendment to the Credit Agreement and a Participation Agreement between Mr. Miller and the Senior Credit Facility lenders.

The Company also is negotiating an agreement with the holders of all of the subordinated notes issued under the Junior Credit Facility pursuant to which all obligations in excess of approximately $9.7 million arising under such notes would be converted into shares of common stock of the Company.  Such conversion would be at an exchange ratio equal to the average closing prices of the Company’s Common Stock during the fourth quarter of 2003.  Such conversion would occur simultaneously with and conditioned upon the closing of the proposed new credit facility described above.  The conversion of approximately 44% of such debt obligations is further conditioned upon approval of the shareholders of the Company because this common stock would be issued to insiders of the Company.  There is no definitive agreement regarding this transaction at this time and there can be no assurance that any such agreement will actually be entered into.

As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  During the nine months ended September 30, 2003, the Company sold fifteen towing services locations and other assets from towing services operations for proceeds of $6.4 million, which have been used to reduce the RoadOne revolver.  The Company also made the decision in the fourth quarter of 2002 to divest of the operations of the distribution group of the towing and recovery equipment segment.  The Company may be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide support to the over 100 towing services locations and nine distribution locations.  Although the Company believes that it can manage the wind down effectively, there can be no assurance that such will be the case.  Even if the Company is able to manage the wind down effectively, it may nevertheless have an adverse impact on the Company’s results of operations.

The Company received notification from the New York Stock Exchange (“NYSE”) on June 26, 2003 that, based on market information and information in the Company’s recent public filings, it is not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  The Company’s shareholders’ equity was $40.7 million as of June 30, 2003 and was $33.4 as of September 30, 2003  As of October 31, 2003, the Company had a 30-day average market capitalization of $44.1 million.

The Company has compiled a three-pronged plan for regaining compliance with the continued listing standards.  The Company’s plan is to restructure the Company’s bank facilities and rationalize the timing of the Company’s debt service, dispose of the Company’s remaining RoadOne and distributor operations within the time period specified and focus all of the Company’s resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  In September 2003, the Company was notified that the NYSE accepted its plan to regain compliance with the NYSE continued listing standards related to shareholders' equity and market capitalization within an eighteen month timeframe.  During this timeframe, the Company will be subject to quarterly monitoring for compliance by the NYSE.

3.          Discontinued Operations

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the nine months ended September 30, 2003, the Company disposed of substantially all of the assets in fifteen towing service markets, as well as assets remaining from other markets of its towing services segment.  Total proceeds from the sales were $6.4 million which included $6.2 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $3.3 million.  Subsequent to September 30, 2003, the Company disposed of assets in the last remaining towing services market with proceeds of approximately $0.3 million.  As of October 31, 2003, there are miscellaneous assets remaining from previous towing market sales.

During the nine months ended September 30, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  The Company has entered into negotiations for the disposition of all of the eight remaining locations of the distribution group.  As of October 31, 2003, agreements for the disposition of two of the locations are being negotiated, and letters of intent are being negotiated for three of the locations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.  All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at September 30, 2003 and December 31, 2002.  The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003, have been reclassified from discontinued operations to continuing operations given the Company's significant continuing involvement in the operations of the disposal components via a consulting agreement and the Company's ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and nine months ended September 30, 2003 and 2002, were as follows (in thousands):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$18,168	$644	$18,812	$22,015	$25,799	$47,814

Operating income (loss)	$(5)	$(540)	$(545)	$208	$(678)	$(470)

Loss from discontinued operations	$(1,196)	$(3,649)	$(4,845)	$(977)	$(834)	$(1,811)

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$49,868	$8,161	$58,029	$65,553	$79,896	$145,449

Operating income (loss)	$(102)	$(2,147)	$(2,249)	$25	$(3,664)	$(3,639)

Loss from discontinued operations	$(3,254)	$(6,029)	$(9,283)	$(2,743)	$(3,302)	$(6,045)

The following assets and liabilities are reclassified as held for sale at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003			December 31, 2002
	Dist.	Towing	Total	Dist.	Towing	Total

Cash and temporary investments	$1,456	$7	$1,463	$1,443	$309	$1,752

Accounts receivable, net	4,361	1,814	6,175	2,604	4,894	7,498

Inventories	15,803	–	15,803	19,559	–	19,559

Prepaid expenses and other current assets	325	2,483	2,808	170	3,387	3,557

Current assets of discontinued operations held for sale	21,945	4,304	26,249	23,776	8,590	32,366

Property, plant and equipment	9	5,923	5,932	–	13,368	13,368

Other long-term assets	–	1,551	1,551	–	2,049	2,049

Noncurrent assets of discontinued operations held for sale	9	7,474	7,483	–	15,417	15,417

Current portion of long-term debt	11,063	3,190	14,253	12,632	11,484	24,116

Accounts payable	3,762	8,179	11,941	5,710	7,841	13,551

Accrued liabilities and other	5,094	7,490	12,584	4,169	11,376	15,545

Current liabilities of discontinued operations held for sale	19,919	18,859	38,778	22,511	30,701	53,212

Long-term debt	–	1,013	1,013	–	1,450	1,450

Noncurrent liabilities of discontinued operations held for sale	$–	$1,013	$1,013	$–	$1,450	$1,450

4.          Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.   Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 18,000 and 10,000 potential dilutive common shares for the three months ended September 30, 2003 and 2002, respectively, and 10,000 and 8,000 potential dilutive common shares for the nine months ended September 30, 2003, and 2002.

5.          Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Chassis	$4,333	$1,316
Raw Materials	10,444	10,993
Work in process	7,520	7,746
Finished goods	7,307	7,760
	$29,604	$27,815

6.          Special Charges and Other Expenses

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  The Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during the nine months ended September 30, 2002 as a cumulative effect of a change in accounting principle.  Charges of $2,071,000 were recorded during the three months ended September 30, 2003 to write-down the carrying value of certain long-lived assets in the towing services segment.  The related charges have been included in the loss from discontinued operations in the accompanying financial statements.

7.         Long-Term Obligations

In July 2001, the Company entered into a new four year senior credit facility (the "Senior Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company's towing and recovery equipment segment and RoadOne segment, respectively. At September 30, 2003, $25.7 million and $2.3 million, respectively, were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $1.5 million was outstanding under the senior term loan, and $15.3 million was outstanding under the subordinated secured facility.

Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company's property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Company entered into a Seventh Amendment to Credit Agreement on October 31, 2003 (the "Seventh Amendment"), pursuant to which, among other things, (i) the $167,000 amortization payment due on November 1, 2003 was extended until the termination date of the Senior Credit Facility and (ii) the $167,000 amortization payment due on December 1, 2003 was deferred until December 31, 2003.  The Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or the required lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default under the Senior Credit Facility, provided, however, that during the Forbearance Period (described above), the Senior Credit Facility bears interest at the prime rate (as defined) pus 2.75% in accordance with the terms of the Forbearance Agreement.

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

The subordinated credit facility (“Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility matured and was due and payable on July 23, 2003, under which $15.3 million principal amount was outstanding at September 30, 2003.  The Company has not yet repaid or refinanced the outstanding principal, fees and interest under the Junior Credit Facility.  The Company’s failure to repay all outstanding principal, fees, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions.  Pursuant to the terms of the Intercreditor Agreement (defined below), the junior lender agent and the junior lenders are prevented from taking any enforcement action or exercising any remedies against the Company, its subsidiaries or their respective assets in respect of such event of default during a standstill period (the “Standstill Period”) which will expire on the earlier of:  (i) November 26, 2003 (the date which is 120 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults), subject to extension by notice from senior lender agent to junior lender agent to April 24, 2004 (the date which is 270 days after the date that written notice was given by the junior lender agent to the senior lender agent of its intent to commence an enforcement action as a result of the occurrence of the Junior Credit Facility defaults); (ii) the acceleration of the maturity of the obligations of the Company under the Senior Credit Facility by the senior lender agent, and (iii) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or certain of its subsidiaries.

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

On October 31, 2003, the Company entered into a Forbearance Agreement with the lenders and the senior lender agent under the Senior Credit Facility (the "Forbearance Agreement"), pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the senior credit facility (collectively, the "Existing Senior Facility Defaults") as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of their independent certified public accountants which is unqualified in any respect, as well as the event of default under the Senior Credit Facility caused by the event of default arising from such failure under the Junior Credit Facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the Junior Credit Facility; and (iii) the failure to fulfill certain financial covenants in the Junior Credit Facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the Senior Credit Facility.  The forbearance period under the Forbearance Agreement (the "Forbearance Period") expires on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of the Company or any of its Subsidiaries, and (z) the failure of the Company or any of its Subsidiaries that are borrower parties under the Senior Credit Facility to perform their obligations under the Senior Credit Facility or the Forbearance Agreement.  Under the Forbearance Agreement, the senior lenders and the senior lender agent do not waive their rights and remedies with respect to the Existing Senior Facility Defaults, but agree to forbear from exercising rights and remedies with respect to the Existing Senior Facility Defaults solely during the Forbearance Period.  There can be no assurance that the senior lenders or the senior lender agent under the Senior Credit Facility will agree to extend the date of the Forbearance Period upon the expiration thereof or to waive any of the Existing Senior Facility Defaults.  If the Existing Senior Facility Defaults are not waived, upon expiration of the Forbearance Period, such events of default could result in the acceleration of the amounts due under the Senior Credit Facility as well as other remedies.  There is no assurance that the Company will be able to obtain such a waiver from the senior lenders of the Existing Senior Facility Defaults.  Further, the Company has not obtained any waiver from the junior lenders in respect of certain events of default that have occurred under the Junior Credit Facility and there can be no assurance that the Company will be able to obtain such a waiver from the junior lenders.

Subsequent to April 1, 2003, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements.  Accordingly, amounts outstanding under these Facilities are presented as current liabilities in the accompanying December 31, 2002 and September 30, 2003 consolidated balance sheets.  Waivers of such covenants typically require payment of substantial additional fees, and there can be no assurance that the lenders will agree to any future waivers or amendments. The Company's bank facilities are collateralized by liens on all of the Company's assets. The liens give the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure could allow the lenders to gain control of the operations of the Company.

On October 3, 2003, the Company entered into a letter agreement with a large financial institution pursuant to which such lender confirmed its interest in providing up to $53 million of financing in order to refinance the Senior Credit Facility and the Junior Credit Facility.  The agreement does not constitute a commitment or undertaking by such lender to provide financing, and is subject to completion of due diligence and various other conditions. The lender has commenced its due diligence process and, if the transaction proceeds to closing, the Company anticipates the closing occurring by year end 2003.  If the Company were to be unsuccessful in its efforts to refinance the Credit Facilities, the Company might be required to seek bankruptcy court or other protection from its creditors.

Simultaneous with entering into the Forbearance Agreement on October 31, 2003, William G. Miller, the Chairman of the Board and Co-CEO of the Company, made a $2 million loan to the Company as a part of the Senior Credit Facility.  The loan to the Company and Mr. Miller’s participation in the Senior Credit Facility were effected by the Seventh Amendment to the Credit Agreement and a Participation Agreement between Mr. Miller and the Senior Credit Facility lenders.

The Company also is negotiating an agreement with the holders of all of the subordinated notes issued under the Junior Credit Facility pursuant to which all obligations in excess of approximately $9.7 million arising under such notes would be converted into shares of common stock of the Company.  Such conversion would be at an exchange ratio equal to the average closing prices of the Company’s Common Stock during the fourth quarter of 2003.  Such conversion would occur simultaneously with and conditioned upon the closing of the proposed new credit facility described above.  The conversion of approximately 44% of such debt obligations is further conditioned upon approval of the shareholders of the Company because this common stock would be issued to insiders of the Company.  There is no definitive agreement regarding this transaction at this time and there can be no assurance that any such agreement will actually be entered into.

8.          Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.  There were no grants in the nine months ended September 30, 2003 or 2002.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss available to common stockholders, as reported	$(6,835)	$(962)	$(7,887)	$(23,352)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	–	–	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55)	(29)	(211)	(276)
Net loss available to common stockholders, pro forma	$(6,890)	$(991)	$(8,098)	$(23,628)
Loss per common share: Basic and diluted, as reported	$(0.73)	$(0.10)	$(0.84)	$(2.50)
Basic and diluted, pro forma	$(0.74)	$(0.11)	$(0.87)	$(2.53)

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

10.         Income Taxes

At December 31, 2002, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $18.0 million.  An additional $0.3 million of deferred tax assets and offsetting valuation allowance was recorded for the nine months ended September 30, 2003.

11.        Recent Accounting Pronouncements

No new pronouncements have been or are to be adopted by the Company that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Recent Developments

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Subsequent to December 31, 2002, the Company was in default of certain covenants under its Senior and Junior Credit Facility Agreements, and its Junior Credit Facility matured on July 23, 2003.  The Senior and Junior Credit Facility Agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without refinancing such credit facilities.

New York Stock Exchange Listing Standards

The Company received notification from the New York Stock Exchange (“NYSE”) on June 26, 2003 that, based on market information and information in the Company’s recent public filings, it is not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  The Company’s shareholders’ equity was $40.7 million as of June 30, 2003 and was $33.4 as of September 30, 2003.  As of October 31, 2003, the Company had a 30-day average market capitalization of $44.1 million.

The Company has compiled a three-pronged plan for regaining compliance with the continued listing standards.  The Company’s plan is to restructure the Company’s bank facilities and rationalize the timing of the Company’s debt service, dispose of the Company’s remaining RoadOne and distributor operations within the time period specified and focus all of the Company’s resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  In September 2003, the Company was notified that the NYSE accepted its plan to regain compliance with the NYSE's continued listing standards related to shareholders' equity and market capitalization within an eighteen month timeframe.  During this timeframe, the Company will be subject to quarterly monitoring for compliance by the NYSE.

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

Results of Operations--Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Continuing Operations

Net sales of towing and recovery equipment for the three months ended September 30, 2003, increased 5.3% to $50.3 million from $47.8 million for the comparable period in 2002.  Net sales increased primarily as a result of improved demand at foreign manufacturing operations, offset by the domestic cost pressures facing its customers and tightness of the current credit markets.

Costs of operations of towing and recovery equipment operations for the three months ended September 30, 2003, increased 7.8% to $44.6 from $41.4 million for the comparable period in 2002, reflecting the aforementioned increase in sales volume.  Costs of operations increased as a percentage of net sales from 86.6% to 88.7% due to the fixed cost impact of lower sales volume for domestic manufacturing.

Selling, general, and administrative expenses for the three months ended September 30, 2003, decreased to $4.3 million from $5.5 million for the three months ended September 30, 2002 reflecting the Company’s ongoing focus on operating cost control.

Net interest expense increased $2.7 million to $3.3 million for the three months ended September 30, 2003 from $0.6 million for the three months ended September 30, 2002 as a result of commitment fees charged in conjunction with the maturity of the Junior Facility in July 2003.  Also, during the three months ended September 30, 2003 the Company wrote-off unamortized loan costs from the existing Senior Facility.

The provision for income taxes for continuing operations for the three months ended September 30, 2003 reflects the combined effective US federal and state tax rate of 38%, net of tax benefit related to the Company’s foreign tax liability.  The provision for the three months ended September 30, 2002 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased to $18.8 million for the three months ended September 30, 2003 from $47.8 million for the three months ended September 30, 2002.  Net sales of the distribution group were $18.2 million for the three months ended September 30, 2003 compared to $22.0 million for the three months ended September 30, 2002. Revenues for the distribution group were negatively impacted by cost pressures facing its customers and current tightness in the credit markets.  Additionally, revenues were negatively impacted by the disposition of one distribution operation at the beginning of the quarter.  Net sales for the towing and recovery services segment were $0.6 million for the three months ended September 30, 2003 compared to $25.8 million for the three months ended September 30, 2002.  Revenues of the towing services segment decreased because of the ongoing sales of the market locations over the past two years.

Cost of sales as a percentage of net sales for the distribution group was 92.3% for the three months ended September 30, 2003 compared to 91.0% for the three months ended September 30, 2002.  The increase is primarily the result of decreases in sales volume as explained above. Cost of sales for the towing services segment was 71.7% for the three months ended September 30, 2003 compared to 84.8% for the three months ended September 30, 2002.  This decrease resulted from ongoing cost controls in the remaining towing services operations.

Selling, general and administrative expenses as a percentage of sales was 7.6% for the distribution group and 112.1% for the towing services segment for the three months ended September 30, 2003 compared to 8.1% and 17.8% respectively, for the three months ended September 30, 2002. The decrease for the distribution group reflected the Company's ongoing focus on operating cost control.   Increases in percentage of sales for the towing services segment were primarily the result of lower administrative expenses spread over a smaller revenue base, as the Company continues to sell towing services locations.

Net interest expense of discontinued operations decreased $0.5 million from $1.7 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003 as a result of decreased borrowings under the Company’s RoadOne revolving credit facility.

Results of Operations – Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Continuing Operations

Nets sales for towing and recovery equipment operations for the nine months ended September 30, 2003, decreased 5.0% to $142.2 million from $149.7 million for the comparable period in 2002.  Net sales deceased as demand for the Company’s towing and recovery equipment continued to be negatively impacted by cost pressures facing its customers and the tightness of the current credit markets.  In addition, the war with Iraq during the nine months had a negative impact on sales.

Cost of operations for towing and recovery equipment operations for the nine months ended September 30, 2003, decreased to $123.7 million from $128.8 million for the nine months ended September 30, 2002, reflecting the aforementioned decrease in sales volume.  Cost of operations increased slightly as a percentage of net sales from 86.0% to 86.9%.

Towing services revenues and cost of operations reflect the change in status during the nine months ended September 30, 2003 of certain towing services markets from discontinued to continuing operations based on certain on-going cash flows provided for under the disposal agreements.  The loss on disposal recognized during the period is also attributable to this transaction.

Selling, general, and administrative expenses for the nine months ended September 30, 2003, decreased to $13.3 million from $15.6 million for the nine months ended September 30, 2002 reflecting the Company’s ongoing focus on operating cost control.

Net interest expenses increased $2.3 million to $4.8 million for the nine months ended September 30, 2003 from $2.5 million for the nine months ended September 30, 2002 as a result of commitment fees charged in conjunction with the maturity of the Junior Facility in July 2003.  Also, during the three months ended September 30, 2003 the Company wrote-off unamortized loan costs from the existing Senior Facility.

The provision for income taxes for continuing operations for the nine months ended September 30, 2003 reflects combined effective US federal and state tax rate of 38%, net of tax benefit related to the Company’s foreign tax liability.  The provision for the nine months ended September 30, 2002 reflects similar effective US federal and state tax rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $87.4 million for the nine months ended September 30, 2003, from $145.4 million for the nine months ended September 30, 2002, to $58.0 million for the nine months ended September 30, 2003.  Net sales of the distribution group were $49.9 million for the nine months ended September 30, 2003 compared to $65.6 million for the nine months ended September 30, 2002.  Revenues for the distribution group were negatively impacted by cost pressures facing its customers and current tightness in the credit markets and by the disposition of one distribution operation.  Net sales for the towing and recovery services segment were $8.1 million for the nine months ended September 30, 2003 compared to $79.8 million for the nine months ended September 30, 2002.  Revenues of the towing services decreased because of the ongoing sales of the market locations over the past two years.

Cost of sales as a percentage of net sales for the distribution group was 92.3% for the nine months ended September 30, 2003 compared to 91.6% for the nine months ended September 30, 2002.  The increase was primarily the result of decreases in sales volume as explained above.  Cost of sales for the towing services segment was 73.3% for the nine months ended September 30, 2003 compared to 84.9% for the nine months ended September 30, 2002.  This decrease resulted from the ongoing cost controls in the remaining towing services operations.

Selling, general and administrative expenses as a percentage of sales was 7.9% for the distribution group and 53.0% for the towing services segment for the nine months ended September 30, 2003 compared to 8.4% and 19.7% respectively, for the nine months ended September 30, 2002.  The decrease for the distribution group reflected the Company's ongoing focus on operating cost control.  Increases in percentage of sales for the towing services segment were primarily the result of lower administrative expenses spread over a smaller revenue base, as the Company continues to sell towing services locations.

Net interest expense of discontinued operations decreased $1.0 million from $4.6 million for the nine months ended September 30, 2002 to $3.6 million for the nine months ended September 30, 2003 as a result of decreased borrowings under the Company’s RoadOne revolving credit facility.

Liquidity and Capital Resources

Cash provided by operating activities was $8.6 million for the nine months ended September 30, 2003, compared to $18.0 million provided by operating activities for the comparable period of 2002.  The cash provided by operating activities for the nine months ended September 30, 2003 was primarily due to decreases in accounts receivable.

Cash provided by investing activities was $6.9 million for the nine months ended September 30, 2003, compared to $5.5 million provided by investing activities for the comparable period in 2002.  The cash provided by investing activities was primarily due to the sale of towing services operations.

Cash used in financing activities was $13.8 million for the nine months ended September 30, 2003 and $24.2 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under Company's credit facilities and other outstanding long-term debt and capital lease obligations.

The Company’s primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, the Company has financed its operations and growth from internally generated funds and debt financing.

Credit Facilities

In July 2001, the Company entered into a new four year senior secured credit facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its then existing credit facility.  As a part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  On July 25, 2001, the Company borrowed $85.0 million under the new Senior Credit Facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan).  Availability under the revolving Senior Credit Facility is based on a formula of eligible accounts receivable, inventory and fleet vehicles as separately calculated for the towing and recovery equipment segment and the RoadOne segment, respectively.  Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Company entered into a Seventh Amendment to Credit Agreement on October 31, 2003 (the "Seventh Amendment"), pursuant to which, among other things, (i) the $167,000 amortization payment due on November 1, 2003 was extended until the termination date of the Senior Credit Facility, and (ii) the $167,000 amortization payment due on December 1, 2003 was deferred until December 31, 2003.  The Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or the required lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default under the Senior Credit Facility, provided, however, that during the Forbearance period (described above), the Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75% in accordance with the terms of the Forbearance Agreement  A total of $29.5 million (continuing and discontinued operations) in principal amount of loans and other extensions of credit was outstanding under the Senior Credit Facility at September 30, 2003.

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

The Junior Credit Facility, under which $15.3 million in principal, interest and fees was outstanding at September 30, 2003, matured on July 23, 2003 and bears interest at a default rate of 10.0% over the prime rate.  The Company has not yet repaid or refinanced the outstanding principal and interest under the Junior Credit Facility.  The Company’s failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions.  Additionally, the Company is in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003.  The Company is also in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file its Annual Report prior to April 30, 2003.

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

On October 31, 2003, the Company entered into a Forbearance Agreement with the lenders and the senior lender agent under the Senior Credit Facility (the "Forbearance Agreement"), pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the senior credit facility (collectively, the "Existing Senior Facility Defaults") as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of their independent certified public accountants which is unqualified in any respect, as well as the event of default under the Senior Credit Facility caused by the event of default arising from such failure under the Junior Credit Facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the Junior Credit Facility; and (iii) the failure to fulfill certain financial covenants in the Junior Credit Facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the Senior Credit Facility.  The forbearance period under the Forbearance Agreement (the "Forbearance Period") expires on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of Company or any of its Subsidiaries, and (z) the failure of the Company or any of its Subsidiaries that are borrower parties under the Senior Credit Facility to perform their obligations under the Senior Credit Facility or the Forbearance Agreement.  Under the Forbearance Agreement, the senior lenders and the senior lender agent do not waive their rights and remedies with respect to the Existing Senior Facility Defaults, but agree to forbear from exercising rights and remedies with respect to the Existing Senior Facility Defaults solely during the Forbearance Period.  There can be no assurance that the senior lenders or the senior lender agent under the Senior Credit Facility will agree to extend the date of the Forbearance Period upon the expiration thereof or to waive any of the Existing Senior Facility Defaults.  If the Existing Senior Facility Defaults are not waived, upon expiration of the Forbearance Period, such events of default could result n the acceleration of the amounts due under the Senior Credit Facility as well as other remedies.  There is no assurance that the Company will be able to obtain such a waiver from the senior lenders of the Existing Senior Facility Defaults.  Further, the Company has not obtained any waiver from the junior lenders in respect of certain events of default that have occurred under the Junior Credit Facility and there can be no assurance that the Company will be able to obtain such a waiver from the junior lenders.

On October 3, 2003, the Company entered into a letter agreement with a large financial institution pursuant to which such lender confirmed its interest in providing up to $53 million of financing in order to refinance the Senior Credit Facility and the Junior Credit Facility.  The agreement does not constitute a commitment or undertaking by such lender to provide financing, and is subject to completion of due diligence and various other conditions. The lender has commenced its due diligence process and, if the transaction proceeds to closing, the Company anticipates the closing occurring by year end 2003.  If the Company were to be unsuccessful in its efforts to refinance the Credit Facilities, the Company might be required to seek bankruptcy court or other protection from its creditors.

Simultaneous with entering into the Forbearance Agreement on October 31, 2003, William G. Miller, the Chairman of the Board and Co-CEO of the Company, made a $2 million loan to the Company as a part of the Senior Credit Facility.  The loan to the Company and Mr. Miller’s participation in the Senior Credit Facility were effected by the Seventh Amendment to the Credit Agreement and a Participation Agreement between Mr. Miller and the Senior Credit Facility lenders.

The Company also is negotiating an agreement with the holders of all of the subordinated notes issued under the Junior Credit Facility pursuant to which all obligations in excess of approximately $9.7 million arising under such notes would be converted into shares of common stock of the Company.  Such conversion would be at an exchange ratio equal to the average closing prices of the Company’s Common Stock during the fourth quarter of 2003.  Such conversion would occur simultaneously with and conditioned upon the closing of the proposed new credit facility described above.  The conversion of approximately 44% of such debt obligations is further conditioned upon approval of the shareholders of the Company because this common stock would be issued to insiders of the Company.  There is no definitive agreement regarding this transaction at this time and there can be no assurance that any such agreement will actually be entered into.

In addition to the borrowings under the Senior and Junior Credit Facilities described above, the Company had approximately $3.9 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2003.  The Company also had approximately $10.3 million in non-cancellable operating lease obligations, $9.5 million of which relates to truck and building leases of discontinued operations.

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

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits.

	10.1	Seventh Amendment to Credit Agreement entered into as of October 31, 2003 among the Registrant and the Lenders under the Senior Credit Agreement.
	10.2	Forbearance Agreement entered into as of October 31, 2003 among the Registrant and the Lenders under the Senior Credit Agreement.
	10.3	Participation Agreement dated October 31, 2003 among the Registrant, the Lenders under the Senior Credit Agreement, and William G. Miller.
31.1

Certification of Jeffrey I. Badgley, President and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of William G. Miller , Chairman of the Board and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Jeffrey I. Badgley, President and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of William G. Miller , Chairman of the Board and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – The Registrant filed a report on Form 8-K on October 10, 2003.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:    November 19, 2003