Form 10-Q/A
period 2003-09-30
MILLER INDUSTRIES INC /TN/
filed 2004-01-26
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY STATEMENT

Miller Industries, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003 to conform Part I, Item 2 to comparable discussion contained in the Company’s Definitive Proxy Statement filed with the Commission on January 23, 2004.  All modifications appear in bolded, italicized and bracketed text.

PART I.   FINANCIAL INFORMATION

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

New York Stock Exchange Listing Standards

The Company received notification from the New York Stock Exchange (“NYSE”) on June 26, 2003 that, based on market information and information in the Company’s recent public filings, it is not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  The Company’s shareholders’ equity was $40.7 million, as of June 30, 2003 and was $33.4 as of September 30, 2003.  As of October 31, 2003, the Company had a 30-day average market capitalization of $44.1 million.

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

[Critical Accounting Policies

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

Valuation of long-lived assets and goodwill.  Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable.  When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value.  The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available independent appraisals or sales price negotiations.  The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions; and industry competition and general economic and business conditions among other factors.  Management believes that these estimates are reasonable; however, changes in any of these factors could affect these evaluations.

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

Warranty Reserves. The Company estimates expense for product warranty claims at the time products are sold.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  Management reviews trends of warranty claims and takes actions to improve product quality and minimize warranty claims.  Management believes the warranty reserve is adequate; however; actual claims incurred could differ from the original estimates, requiring adjustments to the accrual.

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

Change in Fiscal Year. On September 25, 2001, the Company announced that its Board of Directors had approved a change in the Company’s fiscal year, from April 30 to December 31, effective December 31, 2001.  The change to a December 31 fiscal year will enable the Company to report results on a conventional calendar basis.  As a result of the change in fiscal year, the Company filed a transition report for the eight-month period ended December 31, 2001, and the comparative data below compares the financial results for that period against the results for the fiscal year ended April  30, 2001.  The periods are not directly comparable, in that they relate to periods of materially different lengths, and also that the transition period does not include results from the three months ended April 30, a fiscal quarter in which the Company’s sales have traditionally been seasonally higher than other quarters.]

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

Selling, general and administrative expenses as a percentage of sales was 7.6% for the distribution group and 112.1% for the towing services segment for the three months ended September 30, 2003 compared to 8.1% and 17.8% respectively, for the three months ended September 30, 2002.  Increases in the percentage of sales for the towing services segment were primarily the result of lower administrative expenses spread over a smaller revenue base, as the Company continues to sell towing services locations.

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

Selling, general, and administrative expenses as a percentage of sales was 7.9% for the distribution group and 53.0% for the towing services segment for the nine months ended September 30, 2003 compared to 8.4% and 19.7% respectively, for the nine months ended September 30, 2002.  The decrease for the distribution group reflects the Company’s ongoing focus on operating cost.  Increases in the percentage of sales for the towing services segment were primarily the result of lower administrative expenses spread over a smaller revenue base, as the Company continues to sell towing services locations.

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

[Contractual Obligations

                The following is a summary of the Company’s contractual obligations for both its continuing and discontinued operations as of September 30, 2003.]

(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Outstanding Borrowings Under Senior Credit Facility	29,498	29,498	-	-	-
Outstanding Borrowings Under Junior Credit Facility	15,261	15,261	-	-	-
Mortgage Notes Payable	1,355	576	273	215	291
Equipment Notes Payable (Capital Lease Obligations)	494	326	164	4	-
Other	2,081	1,068	1,013	-	-
Operating Lease Obligations	10,190	7,885	1,782	523	-
Total	58,879	54,614	3,232	742	291

Credit Facilities

In July 2001, the Company entered into a new four year senior secured credit facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its then existing credit facility.  As a part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility.  The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  On July 25, 2001, the Company borrowed $85.0 million under the new Senior Credit Facility ($77.0 million under the revolving credit facility and $8.0 million under the term loan).  [Borrowing availability under the revolving Senior Credit Facility is based on a percentage of eligible inventory and accounts (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation.]  Borrowings under the term loan are collateralized by the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the term loan of $167,000.  The Company entered into a Seventh Amendment to Credit Agreement on October 31, 2003 (the "Seventh Amendment"), pursuant to which, among other things, (i) the $167,000 amortization payment due on November 1, 2003 was extended until the termination date of the Senior Credit Facility, and (ii) the $167,000 amortization payment due on December 1, 2003 was deferred until December 31, 2003.  The Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or the required lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default under the Senior Credit Facility, provided, however, that during the Forbearance period (described above), the Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75% in accordance with the terms of the Forbearance Agreement  A total of $29.5 million (continuing and discontinued operations) in principal amount of loans and other extensions of credit was outstanding under the Senior Credit Facility at September 30, 2003.

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

The Junior Credit Facility, under which $15.3 million in principal, interest and fees was outstanding at September 30, 2003, matured on July 23, 2003 and bears interest at a default rate of 10.0% over the prime rate.  TheCompany has not yet repaidor refinanced the outstanding principal and interestunder the Junior Credit Facility.  The Company’sfailure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility on the maturity dateconstitutedan event of default under the Junior Credit Facility and also triggeredan event of default under the Senior Credit Facility cross-default provisions.  Additionally, the Company is in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003.  The Company is also in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file its Annual Report prior to April 30, 2003.

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

[Because of the amount of obligations outstanding under the Company’s credit facilities and the connection of the interest rate under each facility (including the default rates) to the prime rate, an increase in the prime rate could have a significant effect on the Company’s ability to satisfy its obligations under the credit facilities and increase its interest expense significantly.  Therefore, the liquidity of the Company and its access to capital resources could be further affected by increasing interest rates.]

In addition to the borrowings under the Senior and Junior Credit Facilities described above, the Company had approximately $3.9 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2003.  The Company also had approximately $10.3 million in non-cancelable operating lease obligations, $9.5 million of which relates to truck and building leases of discontinued operations.

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

PART II.       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits.

	10.1*	Seventh Amendment to Credit Agreement entered into as of October 31, 2003 among the Registrant and the Lenders under the Senior Credit Agreement.
	10.2*	Forbearance Agreement entered into as of October 31, 2003 among the Registrant and the Lenders under the Senior Credit Agreement.
	10.3*	Participation Agreement dated October 31, 2003 among the Registrant, the Lenders under the Senior Credit Agreement, and William G. Miller.
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

32.3

Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.
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

Date:    January 26, 2004