Form 10-K
period 2003-12-31
MILLER INDUSTRIES INC /TN/
filed 2004-03-26
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  ☒

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No  ☒.

               The aggregate market value of the voting stock for non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2003 is $26,401,870 (based on 7,742,484 shares held by non-affiliates at $3.41 per share, the last sale price on the NYSE on June 30, 2003).

          At March 15, 2004 there were 10,663,403 shares of Common Stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS

GENERAL

               Miller Industries, Inc. is the world’s largest manufacturer of vehicle towing and recovery equipment, with executive offices in Ooltewah, Tennessee and Atlanta, Georgia and manufacturing operations in Tennessee, Pennsylvania, France and England.

               Since 1990, we have developed or acquired several of the most well-recognized brands in the towing and recovery equipment manufacturing industry.  Our strategy has been to diversify our line of products and increase our market share in the industry through a combination of internal growth and development and acquisitions of complementary businesses.

               In February 1997, we formed our towing services division, RoadOne, to offer a broad range of towing and transportation services.  We subsequently disposed of all towing services operations.  In addition, we have made the decision to sell our distribution group.  As a result of these decisions, both the towing services segment and the distribution group have been classified as discontinued operations.

               As of December 31, 2003, we had sold or closed all of our RoadOne terminals and one distributor location.  We have sold three distributors since December 31, 2003 and five distributors remain to be sold.

INCLUSION OF FORWARD-LOOKING STATEMENTS

               Certain statements in this Annual Report, including but not limited to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on our management’s belief as well as assumptions made by, and information currently available to, our management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, factors set forth below under the heading “Risk Factors,” and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of our substantial indebtedness.  Such factors are not exclusive we do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

RISK FACTORS

We have a high level of indebtedness and certain requirements that we must comply with under our credit facilities that may affect the growth and profitability of our business.

               As of January 31, 2004 our debt included approximately $30.9 million under our senior credit facility and $12.9 million under our junior credit facility.  This amount includes approximately $3.2 million under our junior credit facility that was later converted into common stock upon the completion of the exchange described under the heading “Related Party Transactions”.

               As a consequence of our level of indebtedness, a substantial portion of our cash flow from operations as well as from sales of our distributorships must be dedicated to debt service requirements.  The terms of our outstanding indebtedness restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our or their assets.  Our credit facilities also require us to meet certain financial tests and comply with certain other reporting, affirmative and negative covenants.  We have experienced difficulties meeting these financial tests in the past and may continue to do so in the future. In addition, our substantial indebtedness may make us more vulnerable to general adverse economic and industry conditions.  Our credit facilities are collateralized by liens on all of our assets.  The liens give the lenders the right to foreclose on our assets under certain defined events of default and such foreclosure could allow the lenders to gain control of our operations.

               Our former independent auditors included a “going concern” explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 as a result of our condition of being in default of certain covenants under our junior and senior credit facilities and as a result of our junior credit facility maturing in 2003.  Our junior credit facility has since been restructured and we have entered into an amendment with the junior lenders whereby the debt under the junior credit facility will not be due until July 31, 2005.

               If we were to fail to comply with the requirements under the credit facilities, such non-compliance would result in an event of default, which if not waived by the lending groups would result in the acceleration of the amounts due under the respective credit facility as well as other remedies.  Under these circumstances, we could be required to find alternative funding sources, or to sell assets.  There is no assurance that we would be able to obtain any such refinancing or that we would be able to sell assets on terms that are acceptable to us or at all. If we were to be unsuccessful in our efforts to refinance the credit facility, we might be required to seek bankruptcy court or other protection from our creditors.  For more information regarding the impact of our substantial indebtedness on our liquidity, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources,” and Notes 2 and 8 to our Consolidated Financial Statements for the year ended December 31, 2003.

The wind down of our towing services division may divert the attention of our management from our core manufacturing business and we still have retained certain liabilities related to the towing services division.

               We sold all of our towing services businesses in a relatively short period of time during fiscal 2003.  The net cash proceeds from these sales exceeded the RoadOne revolving commitment under the senior credit facility associated with the sold operations, as well as other associated liabilities.  Almost all of these businesses will continue to operate under new ownership and in general their customary operating liabilities will be assumed by the new owners.  We nevertheless will be subject to some continuing liabilities with respect to the pre-sale operations of these businesses, including, for example, liabilities related to litigation, certain trade payables, parent guarantees, workers compensation and other insurance, surety bonds, and real estate.  It is possible that the sale proceeds and the remaining assets of the towing services segment will not be sufficient to satisfy such liabilities.  We may also be subject to inefficiencies, management distractions, additional expenses and uncertainties resulting from the rapid wind down of the infrastructure that was developed to provide administrative support to over 100 towing service locations.  Although we believe that we can manage the wind down effectively, there can be no assurance that such will be the case.  Even if we are able to manage the wind down effectively, it may nevertheless have an adverse impact on our operating results.

               In addition, we have experienced difficulty in maintaining our insurance and surety bond coverage primarily as a result of disruption in these markets resulting from the events of September 11, 2001, general economic conditions and our operating results.

We have experienced certain difficulties and unexpected expenses, and may continue to do so, related to entering into new lines of business.

               Historically, our expertise has been in the manufacture of towing and recovery equipment and we had no prior operating experience in other lines of business prior to 1997.  Commencing during fiscal 1997, we entered three new lines of business through the acquisition of towing and recovery equipment distributors and towing services companies, and the establishment of our Financial Services Group.  Our operation of these businesses has been subject to all of the risks inherent in the establishment of a new business enterprise.  Such acquisitions presented the additional risk that newly-acquired businesses could be viewed as being in competition with our other customers.  Although the new businesses are closely related to our towing and recovery equipment manufacturing business, we experienced difficulties and unexpected expenses establishing and operating these new businesses, and may continue to experience such difficulties and expenses as we wind down the towing services segment and the distribution group.

Our business is subject to the cyclical nature of our industry, general economic conditions and weather.  Adverse changes with respect to any  of these factors may lead to a downturn in our business.

               The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates, insurance costs, and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on our operations, as has been the case during the current general economic downturn.  The industry is also influenced by consumer confidence and general credit availability, and by weather conditions, none of which is within our control.

Our dependence upon outside suppliers for our raw materials and other purchased component parts, leaves us  subject to price increases and delays in receiving supplies of such materials or parts.

               We are dependent upon outside suppliers for our raw material needs and other purchased component parts and, therefore, are subject to price increases and delays in receiving supplies of such materials and component parts.  There can be no assurance that we will be able to pass any price increase on to our customers.  Although we believe that sources of our materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, events beyond our control could have an adverse effect on the cost or availability of such materials and component parts.  Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are typically purchased separately by our distributors or by towing operators and are sometimes supplied by us.

Our competitors could impede our ability to attract new customers, or attract current customers away from us.

               The towing and recovery equipment manufacturing industry is highly competitive.  Competition for sales exists at both the distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price.  In addition, sales of our products are affected by the market for used towing and recovery equipment.  Certain of our competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than us.  We may also face significant competition from large competitors as we enter other new lines of business, including financial services.

Our future success depends upon our ability to develop proprietary products and technology.

               Historically, we have been able to develop or acquire patented and other proprietary product innovations which have allowed us to produce what management believes to be technologically advanced products relative to most of our competition.  Certain of our patents expire in 2004 at which time we may not have a continuing competitive advantage through proprietary products and technology.  In addition, pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all wrecker and car carrier manufacturers.  Our historical market position has been a result, in part, of our continuous efforts to develop new products.  Our future success and ability to maintain market share will depend, to an extent, on new product development.

We depend upon skilled labor to manufacture our products.  If we experience problems hiring and retaining skilled labor, our business may be negatively affected.

               The timely production of our wreckers and car carriers requires an adequate supply of skilled labor.  In addition, the operating costs of each manufacturing facility can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  The United Auto Workers Union filed a representation petition with the National Labor Relations Board for the employees at our Ooltewah, Tennessee manufacturing plant.  A vote was held on such union representation on April 11, 2002.  The employees of the Ooltewah manufacturing plant voted against joining the United Auto Workers Union.  There can be no assurance that the employees at the Ooltewah manufacturing plant or other of our employees may not choose to become unionized in the future.

If our common stock was delisted from the New York Stock Exchange the market for our common stock may be substantially less active and it may impair the ability of our shareholders to buy and sell our common stock.

               To remain listed on the New York Stock Exchange, the average closing price of our stock must not drop below $1.00 per share for 30 days or more.  Our common stock price was below $1.00 per share for an extended period during 2001 and the common stock was in danger of being delisted.  A one-for-five reverse stock split was effected on October 1, 2001, and the price of the common stock has not been below $2.10 since that time.  We received notification from the New York Stock Exchange on June 26, 2003 that, based on market information and information in our recent public filings, we were not in compliance with the New York Stock Exchange’s continued listing standards.  The New York Stock Exchange requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  Our shareholders’ equity was $28.0 million as of December 31, 2003.  As of March 1, 2004, we had a 30-day average market capitalization of $96.6 million.

               We have compiled a three-pronged plan for regaining compliance with the continued listing standards.  Our plan is to restructure our bank facilities and rationalize the timing of our debt service, dispose of our remaining RoadOne and distributor operations within the time period specified and focus all of our resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  In September 2003, we were notified that the New York Stock Exchange accepted our plan to regain compliance with the New York Stock Exchange continued listing standards related to shareholders’ equity and market capitalization within an eighteen month timeframe.  With the approval by shareholders of the conversion of a portion of our subordinated debt into our common stock, we have completed the restructuring of our facilities.  We have also disposed of the remainder of our RoadOne operations and are in the process of disposing of our distributors.  During this timeframe, we will be subject to quarterly monitoring for compliance by the New York Stock Exchange.

               If our common stock were to be delisted from the New York Stock Exchange, it is likely that the trading market for our common stock would be substantially less active, and the ability of shareholders to buy and sell shares of our common stock would be materially impaired. In addition, the delisting of our stock could adversely affect our ability to enter into future equity financing transactions.  In the event that our stock is delisted from the New York Stock Exchange, we would pursue listing on an alternative national securities exchange or association.

Any loss of the services of our key executives could have a material adverse impact on our operations.

               Our success is highly dependent on the continued services of our management team.  The loss of services of one or more key members of our senior management team could have a material adverse effect on us.

A product liability claim in excess of our insurance coverage or an inability to acquire insurance at commercially reasonable rates could have a material adverse effect upon our business.

               We are subject to various claims, including automobile and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings incidental to our business.  We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience.  A successful product liability or other claim brought against us in excess of our insurance coverage or the inability of us to acquire insurance at commercially reasonable rates could have a material adverse effect upon our business, operating results and financial condition.

A continued increase in insurance and fuel costs will have a material effect upon our business.

               As a result of the events of September 11, 2001 and other general economic factors, we have experienced a substantial increase in our insurance costs and have experienced fluctuations in fuel and other transportation costs.  Our customers have also experienced reduced availability of credit for purchasing equipment.  There can be no assurance that these costs will not continue to increase for us.  Such increases have had, and may continue to have, a material effect upon our business and operating results.

Our stock price may fluctuate greatly as a result of the general volatility of the stock market.

               From time to time, there may be significant volatility in the market price for our common sock.  Our quarterly operating results, changes in earnings estimated by analysts, changes in general conditions in our industry or the economy or the financial markets or other developments affecting us could cause the market price of the common stock to fluctuate substantially.  In addition, in recent years the stock market has experienced significant price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Our Chairman and Co-Chief Executive Officer owns a substantial interest in our common stock.  He may vote his shares in ways with which you disagree.

               William G. Miller, our chairman, beneficially owns approximately 20% of the outstanding shares of common stock.  Accordingly, Mr. Miller has the ability to exert significant influence over our business affairs, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

Our charter and bylaws contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future or may negatively affect our stock price.

               Our charter and bylaws contain restrictions that may discourage other persons from attempting to acquire control of us, including, without limitation, prohibitions on shareholder action by written consent and advance notice requirements respecting amendments to certain provisions of our charter and bylaws. In addition, our charter authorizes the issuance of up to 5,000,000 shares of preferred stock.  The rights and preferences for any series of preferred stock may be set by the board of directors, in its sole discretion and without shareholder approval, and the rights and preferences of any such preferred stock may be superior to those of common stock and thus may adversely affect the rights of holders of common stock.

TOWING AND RECOVERY EQUIPMENT

               We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements.  We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties.  Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 70-ton lifting capacities.  Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.

               Our products are sold primarily through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim and the Middle East.  As a result of our ownership of Jige in France and Boniface in the United Kingdom, we have substantial distribution capabilities in Europe.  While most of our distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of our independent distributors sell our products on an exclusive basis.  In addition to selling our products to towing operators, the distributors provide parts and service.  We also have independent sales representatives that exclusively market our products and provide expertise and sales assistance to distributors.  Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

               Product Line

               We manufacture a broad line of wrecker, car carrier and trailer bodies to meet a full range of customer design, capacity and cost requirements. The products are marketed under the Century, Vulcan, Challenger, Holmes, Champion, Chevron, Eagle, Titan, Jige, and Boniface brand names.

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

               Our wreckers range in capacity from 8 to 70 tons, and are characterized as light duty and heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty.  Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery.  Heavy duty wreckers are used in commercial towing and recovery applications including overturned tractor trailers, buses, motor homes and other vehicles.

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

               Brand Names

               We manufacture and market our wreckers, car carriers and trailers under ten separate brand names.  Although certain of the brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

               Century®.  The Century brand is our ‘‘top-of-the-line’’ brand and represents what management believes to be the broadest product line in the industry.  The Century line was started in 1974 and produces wreckers ranging from the 8-ton light duty to the 70-ton heavy duty models and car carriers in lengths from 17½ to 26 feet.  Management believes that the Century brand has a reputation as the industry’s leading product innovator.

               Vulcan®.  Our Vulcan product line includes a range of premium light and heavy duty wreckers, car carriers and other towing and recovery equipment.  The Vulcan line is operated autonomously with its own independent distribution network.

               Challenger®.  Our Challenger products compete with the Century and Vulcan products and constitute a third premium product line.  Challenger products consist of light to heavy duty wreckers with capacities ranging from 8 to 70 tons, and car carriers with lengths ranging from 17½ to 26 feet.  The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

               Holmes®.  Our Holmes product line includes mid-priced wreckers with 8 to 16 ton capacities and car carriers in 17½ to 21 foot lengths.  The Holmes wrecker was first produced in 1916. The Holmes name has been the most well-recognized and leading industry brand both domestically and internationally through most of this century.

               Champion®.  The Champion brand, which was introduced in 1991, includes car carriers which range in length from 17½ to 21 feet.  The Champion product line, which is generally lower-priced, allows us to offer a full line of car carriers at various competitive price points. In 1993, the Champion line was expanded to include a line of economy tow trucks with integrated boom and underlift.

               Chevron™.  Our Chevron product line is comprised primarily of premium car carriers.  Chevron produces a range of premium single-car, multi-car and industrial carriers, light duty wreckers and other towing and recovery equipment.  The Chevron line is operated autonomously with its own independent distribution network that focuses on the salvage industry.

               Eagle®.  Our Eagle products consist of light duty wreckers with the ‘‘Eagle Claw’’ hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck.  The ‘‘Eagle Claw’’ hook-up system, which was patented in 1984, was originally developed for the repossession market.  Since acquiring Eagle, we have upgraded the quality and features of the Eagle product line and expanded its recovery capability.

               Titan™. Our Titan product line is comprised of premium multi-vehicle transport trailers which can transport up to 8 vehicles depending on configuration.

               Jige™.  Our Jige product line is comprised of a broad line of light and heavy duty wreckers and car carriers marketed primarily in Europe.  Jige is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities.

               Boniface™.  Our Boniface product line is comprised primarily of heavy duty wreckers marketed primarily in Europe.  Boniface produces a wide range of heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

               Our Holmes and Century brand names are associated with four of the major innovations in the industry: the rapid reverse winch, the tow sling, the hydraulic lifting mechanism, and the underlift with parallel linkage and L-arms.  Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products.

               Manufacturing Process

               We manufacture wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and England.  The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer.  Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body.  The completed body is either installed by us or shipped by common carrier to a distributor where it is then installed on a truck chassis.  Generally, the wrecker or car carrier bodies are painted by us with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors.  To the extent final painting is required before delivery, we contract with independent paint shops for such services.

               We purchase raw materials and component parts from a number of sources.  Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers.  We have experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules.  Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers.  Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business.

               Towing and Recovery Equipment Sales and Distribution

               Company-owned Distributors

               During 2002, our board of directors and management made the decision to sell our distributors.  Our distribution group as of December 31, 2003 owned eight towing and recovery equipment distributors located in California, Colorado, Florida, Illinois, Indiana and British Columbia and Ontario, Canada and had sold one distributor.  We intend to sell all of our distributors as quickly as possible.  All assets, liabilities and results of operations of the distribution group are now presented separately as discontinued operations and all prior period financial information is presented to conform to this treatment.

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

               Our sales force, which services our distribution network, consists of sales representatives whose responsibilities include providing administrative and sales support to the entire distributor base.  Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of our products and to maintain customer relationships.

               We have developed a diverse customer base consisting of approximately 175 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the year ended December 31, 2003, no single distributor accounted for more than 5% of our sales.  Management believes our broad and diverse customer base provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

               To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and distributors. To increase exposure to our products, we also have served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the IMSA ‘‘24 Hours at Daytona,’’ Molson Indy, the Brickyard, and the Indy 500 races, among others.

               We routinely respond to requests for proposals or bid invitations in consultation with our local distributors.  Our products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies.  We intend to continue to pursue government contracting opportunities.

               The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national and regional trade shows. In order to focus our marketing efforts and to control marketing costs, we have reduced our participation in regional trade shows and now concentrate our efforts on five of the major trade shows each year.  We work with our distributor network to concentrate on various regional shows.

              Product Warranties and Insurance

               We offer a 12-month limited manufacturer’s product and service warranty on our wrecker and car carrier products.  Our warranty generally provides for repair or replacement of failed parts or components.  Warranty service is usually performed by us or an authorized distributor.  Management believes that we maintain adequate general liability and product liability insurance.

               Backlog

               We produce virtually all of our products to order.  Our backlog is based upon customer purchase orders that we believe are firm.  The level of backlog at any particular time, however, is not an appropriate indicator of our future operating performance.  Certain purchase orders are subject to cancellation by the customer upon notification.  Given our production and delivery schedules management believes that the current backlog represents less than three months of production.

               Competition

               The towing and recovery equipment manufacturing industry is highly competitive for sales to distributors and towing operators.  Management believes that competition in the towing and recovery equipment industry is a function of product quality and innovation, reputation, technology, customer service, product availability and price.  We compete on the basis of each of these criteria, with an emphasis on product quality and innovation and customer service.  Management also believes that a manufacturer’s relationship with distributors is a key component of success in the industry.  Accordingly, we have invested substantial resources and management time in building and maintaining strong relationships with distributors.  Management also believes that our products are regarded as high quality within their particular price points.  Our marketing strategy is to continue to compete primarily on the basis of quality and reputation rather than solely on the basis of price, and to continue to target the growing group of professional towing operators who as end-users recognize the quality of our products.

               Traditionally, the capital requirements for entry into the towing and recovery manufacturing industry have been relatively low.  Management believes a manufacturer’s capital resources and access to technological improvements have become a more integral component of success in recent years.  Accordingly, management believes that our ownership of patents on certain of the industry’s leading technologies has given us a competitive advantage.  Certain of our competitors may have greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than we do.

               Employees

               As of December 31, 2003, we employed approximately 950 people in our towing and recovery equipment manufacturing and distribution operations.  None of our employees are covered by a collective bargaining agreement, though our employees in France and England have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

TOWING SERVICES – ROADONE

               In February 1997, we formed our towing services division, RoadOne, to build a national towing services network.  During April 2000, we announced plans to accelerate our efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field.  During the quarter ended June 30, 2002, our management and board of directors approved a plan to dispose of certain identified assets, which primarily consisted of underperforming markets of the towing services segment.  In October 2002, we made the decision to sell all remaining towing services operations.  As of December 31, 2003 all of the towing services markets had either been sold or closed.

               In accordance with SFAS No. 144, we began reporting the entire towing services segment as discontinued operations as of the beginning of the fourth quarter of 2002.  Accordingly, the depreciation of fixed assets ceased on

October 1, 2002.  As of such date, all assets, liabilities, and results of operations are separately presented as discontinued operations and all prior period financial information is presented to conform with this treatment.

               Employees

               As of December 31, 2003, the few RoadOne employees that remained had been transferred to our towing and recovery equipment operations.

PATENTS AND TRADEMARKS

               The development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years.  This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials.  Patents for this technology were granted to an operating subsidiary in 1987 and 1989.  These patents expire in mid-year 2004.  This technology, particularly the L-arms, is used in a majority of the commercial wreckers today.  Management believes that utilization of such devices without a license is an infringement of our patents.  We have successfully litigated infringement lawsuits in which the validity of our patents on this technology was upheld, and successfully settled other lawsuits.  We also hold a number of other utility and design patents covering other products, the Vulcan ‘‘scoop’’ wheel-retainer and the car carrier anti-tilt device.  We have also obtained the rights to use and develop certain technologies owned or patented by others.  Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all tow truck and car carrier manufacturers.

               Our trademarks ‘‘Century,’’ ‘‘Holmes,’’ ‘‘Champion,’’ “Challenger,” ‘‘Formula I,’’ ‘‘Eagle Claw Self-Loading Wheellift,’’ ‘‘Pro Star,’’ ‘‘Street Runner,’’ ‘‘Vulcan,’’ ‘‘RoadOne,’’ “Right Approach” and “Extreme Angle,” among others, are registered with the United States Patent and Trademark Office.  Management believes that our trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

               Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment.  Management believes that we are in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment.  The costs of complying with environmental protection laws and regulations has not had a material adverse impact on our financial condition or results of operations in the past and is not expected to have a material adverse impact in the future.

               We are also subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the description of warranties on products.  The description and substance of our warranties are also subject to a variety of federal and state laws and regulations applicable to the manufacturing of vehicle components.  Management believes that continued compliance with various government regulations will not materially affect our operations.

               The Financial Services Group is subject to regulation under various federal, state and local laws which limit the interest rates, fees and other charges that may be charged by it or prescribe certain other terms of the financing documents that it enters into with its customers.  Management believes that the additional administrative costs of complying with these regulations will not materially affect our operations.

ITEM 2.	PROPERTIES

               We operate four manufacturing facilities in the United States.  The facilities are located in (1) Ooltewah, Tennessee, (2) Hermitage, Pennsylvania, (3) Mercer, Pennsylvania, and (4) Greeneville, Tennessee.  The Ooltewah plant, containing approximately 242,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, which was acquired in December 1997, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 112,000 square feet, primarily produces car carriers and trailers.

               We operate two foreign manufacturing facilities located in the Lorraine region of France, which contain, in the aggregate, approximately 180,000 square feet, and one in Norfolk, England, which contains approximately 30,000 square feet.

               We believe that our existing manufacturing facilities will allow us to meet anticipated demand for our products.

ITEM 3.	LEGAL PROCEEDINGS

               We are, from time to time, a party to litigation arising in the normal course of our business.  Litigation is subject to various inherent uncertainties, and it is possible that some of these matters could be resolved unfavorably to us, which could result in substantial damages against us.  We have established accruals for matters that are probable and reasonably estimable and maintain product liability and other insurance that management believes to be adequate.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of available insurance coverage and accruals will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders of the Registrant during the last three months of the period covered by this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Our common stock is traded on the New York Stock Exchange under the symbol “MLR.”  The following table sets forth the quarterly range of high and low sales prices for the common stock for the fiscal years ending December 31, 2002 and 2003.

	High	Low

Fiscal Year Ended December 31, 2003
First Quarter	$3.54	$3.13
Second Quarter	$3.98	$2.94
Third Quarter	$4.71	$3.03
Fourth Quarter	$7.80	$4.05

Fiscal Year Ended December 31, 2002
First Quarter	$4.20	$2.30
Second Quarter	$3.95	$3.02
Third Quarter	$4.18	$2.31
Fourth Quarter	$3.65	$2.60

               As of March 22, 2004, our high and low sales price per share during the first quarter of 2004 were $10.80 and $7.35, respectively.

               The approximate number of holders of record and beneficial owners of common stock as of December 31, 2003 was 1,859 and 10,000, respectively.

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

               The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data for the years ended December 31, 2003, 2002 and April 30, 2001 and the eight months ended December 31, 2001 from our audited consolidated financial statements and related notes.  We derived the selected historical consolidated financial data for the years ended April 30, 2000 and 1999 from our unaudited consolidated financial statements and related notes.  You should read this data together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

(In thousands except per share data)

	Years Ended December 31,		Eight Months Ended December 31,	Years Ended April 30,
	2003	2002	2001	2001	2000	1999

Statements of Income Data (1):
Net sales:
Towing and recovery equipment	$192,043	$203,059	$142,445	$212,885	$261,907	$231,691
Towing services	13,953	28,444	19,892	31,992	31,183	23,146

	205,996	231,503	162,337	244,877	293,090	254,837
Costs and expenses:
Costs of operations:
Towing and recovery equipment	168,390	174,516	122,753	181,517	220,602	193,855
Towing services	10,618	22,539	15,250	23,321	22,345	17,321

	179,008	197,055	138,003	204,838	242,947	211,176
Selling, general, and administrative expenses	17,411	19,540	14,353	23,925	26,333	25,444
Special charges (2)	682	-	6,376	-	2,770	-
Interest expense, net	5,609	4,617	1,055	2,137	6,036	4,579

Total costs and expenses	202,710	221,212	159,787	230,900	278,086	241,199
Income from continuing operations before income taxes	3,286	10,291	2,550	13,977	15,004	13,638
Income tax provision	1,216	7,208	2,522	4,777	8,704	5,538

Income from continuing operations	2,070	3,083	28	9,200	6,300	8,100
Discontinued operations:
Income (loss) from discontinued operations, before income taxes	(17,260)	(29,697)	(22,296)	(23,585)	(101,455)	(9,205)
Income tax benefit	(1,037)	(2,732)	(681)	(7,951)	(22,012)	(3,312)

Loss from discontinued operations, net of taxes	(16,223)	(26,965)	(21,615)	(15,634)	(79,443)	(5,893)

Net income (loss) before cumulative effect of change in accounting principle	(14,153)	(23,882)	(21,587)	(6,434)	(73,143)	2,207
Cumulative effect of change in accounting principle	-	(21,812)	-	-	-	-

Net income (loss)	$(14,153)	$(45,694)	$(21,587)	$(6,434)	$(73,143)	$2,207

Basic loss per common share(3):
Income (loss) from continuing operations	$0.22	$0.34	$0.00	$0.98	$0.67	$0.88
Income (loss) from discontinued operations	(1.74)	(2.89)	(2.31)	(1.67)	(8.50)	(0.64)
Cumulative effect of change in accounting principle	-	(2.34)	-	-	-	-

Basic loss	$(1.52)	$(4.89)	$(2.31)	$(0.69)	$(7.83)	$0.24

Diluted loss per common share(3):
Income (loss) from continuing operations	$0.22	$0.34	$0.00	$0.98	$0.67	$0.87
Income (loss) from discontinued operations	(1.74)	(2.89)	(2.31)	(1.67)	(8.50)	(0.64)
Cumulative effect of change in accounting principle	-	(2.34)	-	-	-	-

Diluted loss	$(1.52)	$(4.89)	$(2.31)	$(0.69)	$(7.83)	$0.23

Weighted average shares outstanding:
Basic	9,342	9,341	9,341	9,341	9,339	9,267

Diluted	9,385	9,348	9,345	9,350	9,426	9,457

Balance Sheet Data (at period end):
Working capital (deficit)	$31,136	$(10,174)	$87,601	$91,314	$103,801	$121,449
Total assets	131,818	162,177	252,963	281,287	323,694	392,480
Long-term obligations, less current portion	29,927	1,214	91,562	99,121	119,319	133,850
Common shareholders’ equity (deficit)	27,997	39,697	84,843	106,533	113,821	187,303

(1)

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003, have been reclassified from discontinued to continuing operations for all periods presented because of our significant continuing involvement in the operations of the disposal components through a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components through a long-term licensing agreement.

(2)

Special charges and other net operating expenses include a loss on the sale of operations of $682 for the twelve months ended December 31, 2003, asset impairment charges for continuing operations of $6,376 for the eight months ended December 31, 2001, $2,770 for the year ended April 30, 2000 and special charges of $4,100 in fiscal 1998 for the closure of a facility and consolidation of manufacturing operations in the towing and recovery equipment segment.  The Company recorded asset impairments and special charges for discontinued operations of $11,828 for the year ended December 31, 2002, $10,716 for the eight months ended December 31, 2001, and $74,085 of special charges and $6,041 for the costs of rationalization of the towing services segment for the year ended April 30, 2000.  Special charges and asset impairments related to discontinued operations are included in Loss from Discontinued Operations.

(3)

Basic and diluted net income per share and the weighted average number of common and potential dilutive common shares outstanding are computed after giving retroactive effect to the 1-for-5 reverse stock split effected on October 1, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion of our results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

General

               Going Concern.  Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Subsequent to December 31, 2002, we were in default of certain covenants under our Senior and Junior Credit Facility Agreements, and our Junior Credit Facility matured on July 23, 2003.  The Senior and Junior Credit Facility Agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default.  These circumstances raised substantial doubt about our ability to continue as a going concern without refinancing such credit facilities.  Since the issuance of the going concern opinion, we have restructured both our Junior and Senior Credit Facilities.  The Junior Credit Facility now matures on July 31, 2005.  All defaults under both facilities have been waived.

               New York Stock Exchange Listing Standards.  We received notification from the New York Stock Exchange on June 26, 2003 that, based on market information and information in our recent public filings, we were not in compliance with the New York Stock Exchange’s continued listing standards.  The New York Stock Exchange requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  Our shareholders’ equity was $40.7 million, as of June 30, 2003; $33.4 million as of September 30, 2003; and $28.0 million as of December 31, 2003.  As of March 1, 2004, we had a 30-day average market capitalization of $96.6 million.

               We compiled a three-pronged plan for regaining compliance with the continued listing standards.  Our plan is to restructure our bank facilities and rationalize the timing of our debt service, dispose of our remaining RoadOne and distributor operations within the time period specified and focus all of our resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  In September 2003, we were notified that the New York Stock Exchange accepted our plan to regain compliance with the New York Stock Exchange continued listing standards related to shareholders’ equity and market capitalization within an eighteen month timeframe.  With the approval by shareholders of the conversion of a portion of our subordinated debt into our common stock, we have completed the restructuring of our facilities.  We have also disposed of the remainder of our RoadOne operations and are in the process of disposing of our distributors.  During this timeframe, we will be subject to quarterly monitoring for compliance by the New York Stock Exchange.

               Discontinued Operations.  During the year ended December 31, 2002, our management and board of directors made the decision to divest the remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

               The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003 have been reclassified from discontinued to continuing operations given our significant continuing involvement in the operations of the disposal components via a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.

               Income Taxes.  Differences between the effective tax rate and the expected tax rate are due primarily to non-deductible goodwill amortization and impairment charges for all periods presented.

Critical Accounting Policies

               The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates.  Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions.  A discussion of critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

               Accounts receivable.  We extend credit to customers in the normal course of business.  Collections from customers are continuously monitored and an allowance for doubtful accounts is maintained based on historical experience and any specific customer collection issues.  While such bad debt expenses have historically been within expectations and the allowance established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.

               Valuation of long-lived assets and goodwill.  Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable.  When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value.  The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available independent appraisals or sales price negotiations.  The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions; and industry competition and general economic and business conditions among other factors.  We believe that these estimates are reasonable; however, changes in any of these factors could affect these evaluations.

               Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, we ceased to amortize goodwill.  In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  For further detail of our impairment review and related write downs, See Note 7 to the Consolidated Financial Statements.

               Warranty Reserves.  We estimate expense for product warranty claims at the time products are sold.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  We review trends of warranty claims and takes actions to improve product quality and minimize warranty claims.  We believe the warranty reserve is adequate; however; actual claims incurred could differ from the original estimates, requiring adjustments to the accrual.

               Income taxes.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  We established a deferred tax valuation allowance of $18.0 million as of December 31, 2002, representing a full valuation allowance against our net deferred tax assets from continuing and discontinuing operations.  The allowance reflects our recognition that continuing losses from operations and certain liquidity matters associated with our credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income.  The balance of the valuation allowance was $13.3 million at December 31, 2003.

               Revenues.  Under our accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers.  While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we sometimes purchases the truck chassis for resale to our customers.  Sales of company-purchased truck chassis are included in net sales.  Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.  Revenue from our owned distributors is recorded at the time equipment is shipped to customers or services are rendered.  The towing services division recognizes revenue at the time services are performed.

               Seasonality.  Our towing and recovery equipment segment has experienced some seasonality in net sales due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year.  The segment’s net sales have historically been seasonally impacted due in part to sales made at the largest towing and recovery equipment trade show which is held in the spring.

               Change in Fiscal Year. On September 25, 2001, we announced that our Board of Directors had approved a change in our fiscal year, from April 30 to December 31, effective December 31, 2001.  The change to a December 31 fiscal year will enable us to report results on a conventional calendar basis.  As a result of the change in fiscal year, we filed a transition report for the eight-month period ended December 31, 2001, and the comparative data below compares the financial results for that period against the results for the fiscal year ended April  30, 2001.  The periods are not directly comparable, in that they relate to periods of materially different lengths, and also that the transition period does not include results from the three months ended April 30, a fiscal quarter in which our sales have traditionally been seasonally higher than other quarters.

Recent Developments

               On January 20, 2004, we completed the exchange of certain of our subordinated debt and warrants held by Contrarian Funds, LLC for shares of our common stock.  We also completed the exchange of subordinated debt and warrants held by Harbourside Investments, LLLP, subject to shareholder approval at a shareholder meeting, which was held on February 12, 2004.  Harbourside’s partners include several of our executive officers and directors, including our Chairman and Co-Chief Executive Officer, William G. Miller, our President and Co-Chief Executive Officer, Mr. Jeffrey I. Badgley, our Executive Vice President and Chief Financial Officer, J. Vincent Mish and our Executive Vice President, Secretary and General Counsel, Frank Madonia.

               The exchanges were consummated based on separate agreements with Contrarian and Harbourside, which we entered into as of January 14, 2004.  Pursuant to their respective agreements, Contrarian and Harbourside agreed to (1) extend the maturity date until July 31, 2005 of 70% of the principal amount of the outstanding subordinated debt that they respectively hold, (2) convert the remaining portion of their subordinated debt (which includes 30% of the principal amount plus all outstanding and accrued interest and fees) into shares of our common stock and (3) convert all of their respective warrants into shares of our common stock.  Pursuant to the exchange, Contrarian received 734,151 shares of common stock, and Harbourside received 583,556 shares of common stock conditioned upon shareholder approval.

               Under its agreement, Contrarian agreed to (1) extend the maturity date until July 31, 2005 of approximately $5.40 million of the principal amount of the subordinated debt and increase the interest rate thereon from 14% to 18% per annum, (2) convert approximately $3.97 million of its subordinated debt into 690,348 shares of our common stock and (3) convert warrants for 103,644 shares of common stock into 43,803 shares of our common stock.  Under its agreement, Harbourside, subject to the condition subsequent of obtaining shareholder approval, agreed to (1) extend the maturity date until July 31, 2005 of approximately $4.29 million of the principal amount of the subordinated debt and reduce the interest rate thereon from 14% to 9% per annum, (2) convert approximately $3.16 million of its subordinated debt into 548,738 shares of our common stock and (3) convert warrants for 82,382 shares of common stock into 34,818 shares of our common stock.

               The exchange transaction with respect to Harbourside was approved by a Special Committee of our Board of Directors as a result of Mr. Miller’s and Mr. Badgley’s personal interest in the transaction and was subsequently approved by our shareholders at a meeting on February 12, 2004.

               Additional information regarding amendments to our senior and junior credit facilities that occurred in connection with this transaction is found under the heading Item 7 – “Management’s Discussion and Analysis” – Liquidity and Capital Resources – Credit Facilities”.  Additional information regarding Harbourside’s exchange transaction is found under the heading Item 13 – “Certain Relationships and Related Transactions” in this Annual Report on Form 10-K.

Results of Operations

               The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

	Years Ended December 31,		Eight Months Ended December 31,	Year Ended April 30,
	2003	2002	2001	2001

Continuing Operations:
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	86.9%	85.1%	85.0%	83.6%
Selling, general and administrative	8.5%	8.4%	8.9%	9.8%
Special charges and other operating expenses, net	0.3%	0.0%	3.9%	0.0%
Interest expense, net	2.7%	2.0%	0.6%	0.9%

Total costs and expenses	98.4%	95.5%	98.4%	94.3%

Income before income taxes	1.6%	4.5%	1.6%	5.7%

Discontinued Operations:
Net Sales	100.0%	100.0%	100.00%	100.0%
Costs and expenses:
Costs of operations	90.3%	88.5%	87.8%	87.0%
Selling, general and administrative	13.8%	14.7%	16.9%	16.6%
Special charges and other operating expense, net	11.3%	10.0%	6.6%	0.0%
Interest Expense, net	7.0%	3.5%	4.4%	5.8%

Total costs and expenses	122.4%	116.7%	115.7%	109.4%

Loss before income taxes	(22.4)%	(16.7)%	(15.7)%	(9.4)%

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

               Continuing Operations

               Net sales from continuing operations were $206.0 million for the twelve months ended December 31, 2003 compared to $231.5 million for the year ended December 31, 2002. Demand for our towing and recovery equipment continues to be negatively impacted by cost pressures facing our customers and tightness in the current credit markets.  In addition, the war in Iraq at the beginning of the year had a negative impact on revenues of continuing operations.

               Costs of operations as a percentage of net sales increased to 86.9% for the year ended December 31, 2003 from 85.1% for the year ended December 31, 2002 due to the fixed cost impact of lower sales volume for domestic manufacturing operations .  Selling, general, and administrative expenses changed slightly as a percentage of net sales from 8.4% for the twelve months ended December 31, 2002 to 8.5% for the twelve months ended December 31, 2003, reflecting the Company’s ongoing focus to control costs of continuing operations while disposing of towing services segment and distribution group.

               Towing services revenues and cost of operations reflect the change in status of certain towing services markets, which were sold in June 2003.  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

               In January 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, we ceased to amortize goodwill. In lieu of amortization, we were required to perform an initial impairment review, which resulted in the write-off of $1.7 million of goodwill attributable to continuing operations and $20.1 million of goodwill attributable to discontinued operations.

               Interest expense for continuing operations for the years ended December 31, 2003 and 2002 was $5.6 million.  Interest expense for the year ended December 31, 2003 includes commitment fees charged in conjunction with the maturing of the junior credit facility in July 2003 and the write-off of unamortized loan costs from the senior credit facility.

               The effective rate for the provision for income taxes for continuing operations was 37.0% for the year ended December 31, 2003 compared to 70.0% for the year ended December 31, 2002.  In prior years, we recorded a full valuation allowance reflecting the recognition that continuing losses from operations and certain liquidity matters associated with our credit facility indicated that it was more likely than not that certain future tax benefits would not be realized through future taxable income.

               Discontinued Operations

               Net sales of discontinued operations decreased to $77.1 million for the year ended December 31, 2003 from $178.5 million for the year ended December 31, 2002.  Net sales of the distribution group were $68.7 million for the year ended December 31, 2003 compared to $85.4 million for the year ended December 31, 2002. Net sales of the towing services segment were $8.4 million for the year ended December 31, 2003 compared to $93.1 million for the year ended December 31, 2002. Revenues of the discontinued operations were significantly reduced from prior year as the Company continued its efforts to sell or close activities of the discontinued operations.

               Cost of sales as a percentage of net sales for the distribution group was 92.3% for the year ended December 31, 2003 compared to 92.1% for the year ended December 31, 2002. Cost of sales of the towing services segment decreased from 85.1% for the year ended December 31, 2002 to 73.2% for the year ended December 31, 2003.

               Selling, general, and administrative expenses as a percentage of sales was 8.2% for the distribution group and 59.9% for the towing services segment for the year ended December 31, 2003 compared to 7.8% and 21.1%, respectively for the year ended December 31, 2002.  The decrease for the distribution group was the result of our continued cost reduction efforts as we began implementation of our plans for disposition of these operations.  The increase in the towing services segment was the result of expenses not decreasing as rapidly as revenues as markets were sold throughout the year as well as various expenses incurred in connection with such dispositions.

               Net interest expense was $5.4 million for the year ended December 31, 2003 compared to $4.6 million for the year ended December 31, 2002, respectively.

               The effective rate for the provision for income taxes for discontinued operations was 6.0% for the year ended December 31, 2003 compared to 9.2% for the year ended December 31, 2002.

Twelve Months Ended December 31, 2002 Compared to Eight Months Ended December 31, 2001

               Continuing Operations

               Net sales from continuing operations were $231.5 million for the twelve months ended December 31, 2002 compared to $162.3 million for the eight months ended December 31, 2001. Net sales at December 31, 2001 include only eight months of activity, accounting for a substantial portion of the increase from period to period. Demand for our towing and recovery equipment continues to be negatively impacted by cost pressures facing our customers and tightness in the current credit markets.

               Costs of operations as a percentage of net sales increased slightly to 85.1% for the year ended December 31, 2002 from 85.0% for the eight months ended December 31, 2001. Selling, general, and administrative expenses decreased 0.5% as a percentage of net sales from 8.9% for the eight months ended December 31, 2001 to 8.4% for the twelve months ended December 31, 2002. The slight decrease in costs of sales and selling, general, and administrative expenses as a percentage of sales is the result of our continued focus on controlling costs of our continuing operations while disposing of our towing services segment and distribution group.

               Towing services revenues and cost of operations reflect the change in status of certain towing services markets, which were sold in June 2003.  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

               In January 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, we ceased to amortize goodwill. In lieu of amortization, we were required to perform an initial impairment review, which resulted in the write-off of $1.7 million of goodwill attributable to continuing operations and $20.1 million of goodwill attributable to discontinued operations.

               We periodically review the carrying value of goodwill and long-lived assets to determine if those assets may be recoverable based upon future operating cash flows expected to be generated by those assets. During the eight months ended December 31, 2001, evaluations of these assets indicated that projected future cash flows from certain towing and recovery equipment operations were not sufficient to fully recover the carrying value of its goodwill and certain other long-lived assets. Accordingly, a non-cash impairment charge of $6.3 million was recorded.

               Interest expense for continuing operations for the year ended December 31, 2002 was $4.6 million compared to $1.1 million for the eight months ended December 31, 2001 as a result of the acceleration of amortization of deferred financing costs.

               The effective rate for the provision for income taxes for continuing operations was 70.0% for the year ended December 31, 2002 compared to 98.9% for the eight months ended December 31, 2001.  The decrease in the effective rate is due to higher taxable income in 2002 as compared to 2001 and permanent differences related to goodwill impairment recorded in 2001.  The allowance reflected the Company’s recognition that continuing losses from operations and certain liquidity matters associated with the Company’s credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income.

               Discontinued Operations

               Net sales of discontinued operations increased to $178.5 million for the year ended December 31, 2002 from $141.6 million for the eight months ended December 31, 2001. The increase is primarily due to the fact that net sales at December 31, 2001 include only eight months of activity. Net sales of the distribution group were $85.4 million for the year ended December 31, 2002 compared to $60.6 million for the eight months ended December 31, 2001. Net sales of the towing services segment were $93.1 million for the year ended December 31, 2002 compared to $81.1 million for the eight months ended December 31, 2001. Revenues of the towing services segment were negatively affected by our ongoing efforts to sell or close under performing and other markets.

               Cost of sales as a percentage of net sales for the distribution group was 92.1 % for the year ended December 31, 2002 compared to 91.7% for the eight months ended December 31, 2001. Cost of sales of the towing services segment increased 0.2% from 84.9% for the eight months ended December 31, 2001 to 85.1% for the year ended December 31, 2002.

               Selling, general, and administrative expenses as a percentage of sales was 7.8% for the distribution group and 21.1% for the towing services segment for the year ended December 31, 2002 compared to 9.5% and 20.7%, respectively for the eight months ended December 31, 2001.  The decrease for the distribution group was the result of our continued cost reduction efforts as we began implementation of our plans for disposition of these operations.  The increase in the towing services segment was the result of expenses not decreasing as rapidly as revenues as markets were sold throughout the year as well as various expenses incurred in connection with such dispositions.

               Net interest expense was $4.6 million for the year ended December 31, 2002 compared to $6.3 million for the eight months ended December 31, 2001, respectively.

               The effective rate for the provision for income taxes for discontinued operations was 9.2% for the year ended December 31, 2002 compared to 3.1% for the eight months ended December 31, 2001.

Eight Months Ended December 31, 2001 Compared to Year Ended April 30, 2001

               Continuing Operations

               Net sales for the eight months ended December 31, 2001 were $162.3 compared to $244.9 for the twelve months ended April 30, 2001.  Net sales at December 31, 2001 include only eight months activity, accounting for a substantial portion of the decrease.  We experienced generally stable order rates for towing and recovery equipment in the face of continued challenging business conditions during the eight months ended December 31, 2001.  Demand for our towing and recovery equipment continued to be negatively impacted by cost pressures facing our customers.

               Cost of operations as a percentage of net sales increased to 85.0% for the eight months ended December 31, 2001 compared to 83.6% for the year ended April 30, 2001.  The increase as a percentage of net sales was primarily due to declines in overall sales volume as discussed above.

               Towing services revenues and cost of operations reflect the change in status of certain towing services markets, which were sold in June 2003.  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

               Selling, general, and administrative expenses decreased 0.9% as a percentage of net sales from 9.8% for the year ended April 30, 2001 to 8.9% for the eight months ended December 31, 2001.  The slight decrease in selling, general, and administrative expenses as a percentage of sales, is a result of our continued focus on cost reduction efforts implemented in prior fiscal years.

               We periodically review the carrying value of goodwill and long-lived assets in both to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  During the eight months ended December 31, 2001 evaluations indicated that projected cash flows from certain towing services markets were not sufficient to fully recover the carrying value of its goodwill and other long-lived assets.  Accordingly, we recorded non-cash impairment charges of $6.4 million for continuing operations and $10.2 million for discontinued operations.

               Interest expense for the eight months ended December 31, 2001 and the year ended April 30, 2001 was $1.1 million and $2.1 million, respectively.  During the eight months ended December 31, 2001, we incurred lower interest expense as a result of refinancing our line of credit at more favorable rates in July 2001, a decrease in debt levels and four months less interest expense in the transition period.

               The effective rate of the provision for income taxes for continuing operations for the eight months ended December 31, 2001 was 98.9% compared to 34.2% for the year ended April 30, 2001.  The increase in the effective rate is due to a deferred tax valuation allowance recorded as of December 31, 2001.  The allowance reflects our recognition that continuing losses from operations and certain liquidity matters associated with our credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income.

               Discontinued Operations

               Net sales of discontinued operations decreased from $250.6 million for the year ended April 30, 2001 to $141.6 million for the eight months ended December 31, 2001. The decrease is primarily due to the fact that net sales at December 31, 2001 include only eight months of activity. Net sales of the distribution group were $60.6 million for the eight months ended December 31, 2001 compared to $100.3 million for the year ended April 30, 2001. Net sales of the towing services segment was $81.1 million for the eight months ended December 31, 2001 compared to $150.3 million for the year ended April 30, 2001. Revenues in the distribution group were negatively impacted by cost pressures facing our customers. Revenues in the towing services segment were negatively impacted during the eight months ended December 31, 2001 due to unseasonably mild temperatures, the impact on the overall transportation industry following the events of September 11th, and the sale of several towing services markets as part of our continued efforts to eliminate underperforming terminals.

               Cost of sales as a percentage of net sales for the distribution group was 91.7% for the eight months ended December 31, 2001 compared to 91.3% for the year ended April 30, 2001. Cost of sales of the towing services increased 0.7% from 84.2% for the year ended April 30, 2001 to 84.9% for the eight months ended December 31, 2001 primarily due to declines in revenues of underperforming markets

               Selling, general, and administrative expenses as a percentage of sales was 9.5% for the distribution group and 20.7% for the towing services segment for the eight months ended December 31, 2001 compared to 8.4% and 22.0%, respectively for the year ended April 30, 2001. The increase for the distribution group was primarily due to declines in sales volume as described above. The decrease for the towing services segment was the result of our continued cost reduction efforts.

               Net interest expense of discontinued operations decreased $8.3 million from $14.6 million for the year ended April 31, 2001 to $6.3 million for the eight months ended December 31, 2001. During the eight months ended December 31, 2001, we experienced overall lower interest expense as a result of refinancing our line of credit at more favorable rates in July 2001, a decrease in debt levels, and four months less interest expense in the transition period.

               The effective rate for the provision for income taxes for discontinued operations was 3.1% for the eight months ended December 31, 2001 compared to 33.7% for the year ended April 30, 2001.

Liquidity And Capital Resources

               Cash provided by operating activities was $13.4 million for the year ended December 31, 2003 compared to $19.6 million for the year ended December 31, 2002, $9.8 million for the eight months ended December 31, 2001 and $21.9 million for the year ended April 30, 2001.  The cash provided by operating activities for the year ended December 31, 2003 reflects decreases in accounts receivable and inventory levels, partially offset by increases in accounts payable.

               Cash provided by investing activities was $8.9 million for the year ended December 31, 2003 compared to $18.3 million provided by investing activities for the year ended December 31, 2002, $0.2 million used in investing activities for the eight months ended December 31, 2001, and $8.3 million provided by investing activities for the year ended April 30, 2001.  The cash provided by investing activities for the year ended December 31, 2003 was primarily the result of proceeds from the sale of towing services and distribution operations.

               Cash used in financing activities was $20.3 million for the year ended December 31, 2003 compared to $44.4 million used in financing activities for the year ended December 31, 2002, $6.3 million for the eight months ended December 31, 2001, $29.1 million for the year ended April 30, 2001.  The cash used in financing activities in the year ended December 31, 2003 was used almost entirely to reduce borrowings under our credit facilities and other outstanding long-term debt and capital lease obligations.

               Our primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, we have financed our operations and growth from internally generated funds and debt financing.

Contractual Obligations

               The following is a summary of our contractual obligations for our continuing operations as of December 31, 2003.  This table does not reflect the impact of the exchange transactions described under “Recent Developments”.

	Payment Due By Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Outstanding Borrowings Under Senior Credit Facility	$13,448	$1,152	$12,296	$—	$—
Outstanding Borrowings Under Junior Credit Facility	16,743	—	16,743	—	—
Mortgage Notes Payable	1,304	563	264	217	260
Equipment Notes Payable (Capital Lease Obligations)	349	265	84	—	—
Other	133	71	62	—	—
Operating Lease Obligations	1,552	599	717	236	—

Total	$33,529	$2,650	$30,166	$453	$260

Credit Facilities

               Senior Credit Facility.  In July 2001, we entered into a new four year senior secured credit facility with a syndicate of lenders to replace our then existing credit facility.  As a part of this agreement, the previous credit facility was reduced with proceeds from the senior credit facility and amended to provide for a $14.0 million subordinated secured facility.  The senior credit facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan.  The senior credit facility has been amended several times, including most recently on December 24, 2003 in connection with the restructuring of our senior and junior debt obligations.  As amended, the senior credit facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan.  Borrowing availability under the revolving senior credit facility is based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation.  Borrowings under the term loans are collateralized by substantially all of our property, plant, and equipment.  We are required to make monthly amortization payments on the first term loan of $167,000, but the amortization payments due on November 1, 2003, December 1, 2003, and January 1, 2004 were deferred until the maturity date.  The senior credit facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default under the senior credit facility.

               The senior credit facility matures on July 23, 2005.  The senior credit facility contains requirements related to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined).  In addition, the senior credit facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.  The senior credit facility also contains requirements related to weekly and monthly collateral reporting.

               Junior Credit Facility.  The $14.0 million junior credit facility is by its terms expressly subordinated only to the senior credit facility.  The junior credit facility is secured by certain specified assets and by a second priority lien and security interest in substantially all of our other assets.  The junior credit facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the facility at the time.  The junior credit facility also contains provisions for the issuance of warrants for 0.5% of the outstanding shares of our common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of our common stock.  As amended, the junior credit facility contains requirements for the maintenance of certain financial covenants.  It also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

               The junior credit facility originally matured on July 23, 2003.  In connection with the restructuring of our debt, the facility has been amended.  As amended, the junior credit facility, under which $9.7 million in principal was outstanding at February 29, 2004, matures on July 31, 2005 and bears interest at an effective blended rate of 14.0%.

               Restructuring of Credit Facilities.  Our failure to repay all outstanding principal, interest and any other amounts due and owing under the junior credit facility at its original July 23, 2003 maturity date constituted an event of default under the junior credit facility and also triggered an event of default under the senior credit facility cross-default provisions.  Additionally, we were in default of the EBITDA covenant under the junior credit facility only for the first quarter of calendar 2003.  We were also in default under both the senior and junior credit facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file our Annual Report for the fiscal year ended December 31, 2002 prior to April 30, 2003.

               Pursuant to the terms of the intercreditor agreement between the senior and junior lenders, the junior lender agent and the junior lenders were prevented from taking any enforcement action or exercising any remedies against us, our subsidiaries or our respective assets as a result of such events of default during a standstill period.  On July 29, 2003, the junior lender agent gave a notice of enforcement to the senior lender agent based upon the event of default for failure to repay the outstanding obligations under the junior credit facility on the junior credit facility’s maturity date.  On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the senior credit facility, thereby preventing the junior agent and junior lenders from receiving any payments from us in respect of the junior credit facility.

               On October 31, 2003, we entered into a forbearance agreement with the lenders and the senior lender agent under the senior credit facility, pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the senior credit facility as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of our independent certified public accountants which is unqualified in any respect, as well as the event of default under the senior credit facility caused by the event of default arising from such failure under the junior credit facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the junior credit facility; and (iii) the failure to fulfill certain financial covenants in the junior credit facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the senior credit facility.  The forbearance period under the forbearance agreement was to expire on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of us or any of our subsidiaries, and (z) the failure by us or any of our subsidiaries that are borrower parties under the senior credit facility to perform our obligations under the senior credit facility or the forbearance agreement.  Under the forbearance agreement, the senior lenders and the senior lender agent did not waive their rights and remedies with respect to the existing senior facility defaults, but agreed to forbear from exercising rights and remedies with respect to the existing senior facility defaults solely during the forbearance period.

               Simultaneous with entering into the forbearance agreement on October 31, 2003, William G. Miller, the Chairman of the Board and Co-CEO of the Company, made a $2.0 million loan to us as a part of the senior credit facility.  The loan to us and Mr. Miller’s participation in the senior credit facility were effected by the seventh amendment to the credit agreement and a participation agreement between Mr. Miller and the senior credit facility lenders.

               On December 24, 2003, Mr. Miller increased his previous $2.0 million participation in the existing senior credit facility by an additional $10.0 million.  These funds, along with additional funds from The CIT Group/Business Credit, Inc.,  were used to satisfy our obligations to two of our existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted our senior lenders, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan.  Mr. Miller’s portion of the loan is subordinated to that of CIT.

               In conjunction with Mr. Miller’s increased participation, the senior credit facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  As a result of this restructuring, all previously existing defaults under the senior credit facility were waived, the interest rate was lowered by 2% to reflect a non-default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the facility was increased by approximately $5.0 million.  The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above.  Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT.  In addition, we will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

               In order to enter into this restructuring of the senior credit facility, CIT required that the junior lenders agree to extend the standstill and payment blockage periods, which were to expire at the end of April 2004, until July 31, 2005, which is after the July 23, 2005 maturity of the senior debt.  The junior facility lenders were unwilling to extend such standstill and payment blockage dates without  the conversion provisions described above having been committed to by us, subject only to shareholder approval of the conversion by Harbourside.  As a result, the restructuring of the senior debt facility and the conversion and exchange of subordinated debt and warrants described above were cross-conditioned upon each other and agreements effecting them were entered into simultaneously on December 24, 2003.

               To effectuate the conversion and exchange of the subordinated debt and warrants, we entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003.  Pursuant to this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70% of the outstanding principal amount of the junior debt, approximately $9.75 million, convert the remaining 30% of the outstanding principal, plus all accrued interest and fees, into our common stock and convert the warrants into our common stock.  This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements.  The Binding Restructuring Agreement also outlined the terms for amending the junior credit facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the senior credit facility), to provide for an interest rate on the remaining debt of Contrarian at 18% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9%), to provide for financial covenants that match those of the senior credit facility and to make other amendments to the junior credit facility consistent with amendments made to the senior credit facility as it was amended on December 24, 2003.  The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9% so that we would continue to pay an effective blended interest rate of 14% on the aggregate of the subordinated debt following the exchange transactions.  At the same time, Contrarian and Harbourside entered into an agreement with our senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

               As of January 14, 2004, we entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the junior credit facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found under the heading “—Recent Developments” and “Related Party Transactions”.  Under the amendment to the junior credit facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in its senior credit facility, which had been substantially relaxed in our favor on December 24, 2003.  Specifically, the consolidated fixed charge coverage ratio covenant was amended to provide that we may not have a consolidated fixed charge coverage ratio of less than 1.1 to 1.0 for each four quarter period beginning with the four quarter period ending March 30, 2003.  The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA to consolidated fixed charges.  In addition, the consolidated EBITDA covenant was amended to provide that we must have consolidated

EBITDA for each trailing three month period ended as of the last day of each month, commencing on March 31, 2004, of at least $2.5 million.

               Because of the amount of obligations outstanding under our credit facilities and the connection of the interest rate under each facility (including the default rates) to the prime rate, an increase in the prime rate could have a significant effect on our ability to satisfy our obligations under the credit facilities and increase our interest expense significantly.  Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

               Outstanding Borrowings.  Outstanding borrowings under the Senior and Junior Credit Facilities as of December 31, 2003 and as of December 31, 2002 were as follows (in thousands):

	December 31, 2003	December 31, 2002

Senior Credit Facility
Manufacturing	$6,394	$29,351
Road One	451	10,019
Term Loan	17,000	3,012

Total	23,845	42,382

Junior Credit Facility	16,743	14,431

Total Outstanding Borrowings	$40,588	$56,813

               These substantial reductions in the Company’s overall indebtedness were due to improved operating cash flow resulting from cost reductions and expense controls.  Dispositions of RoadOne assets and operations improved liquidity and generated proceeds and reduced expenses, which were used to further reduce debt.  Borrowings under the junior credit facility have been further reduced after December 31, 2003 as a result of our debt restructuring.

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

               In October 2001, we obtained interest rate swaps as required by terms in our senior credit facility to hedge exposure to market fluctuations.  The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.55% to 3.920%.  The swaps expire annually from October 2002 to October 2004.  The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001.  Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  In 2002, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion we prematurely terminated the swap in February 2002 at a cost of $341,000.  The resulting loss was recorded in Other Comprehensive Loss at December 31, 2002 and reclassified to earnings as interest expense over the term of the senior credit facility.

               The junior credit facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of our common stock on July 2002 and up to an additional 1.5% in July 2003.  The warrants were valued as of July 2001 based on the relative fair value using the Black Scholes model with the following assumptions:  risk-free rate of 4.9%

estimated life of 7 years, 72% volatility and no dividend yield.  Accordingly, we have recorded a liability and make periodic mark to market adjustments, which are reflected in the accompanying consolidated statement of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  At December 31, 2003, the related liability was $349,000 and is included in accrued liabilities in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

               In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.”  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”.  This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003.  The adoption of this statement did not have a material impact on our results of operations of financial position.

               FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 was effective for our exit or disposal activities that were initiated after December 31, 2002.

               In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on our financial position or results of operations.

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and existing financial instruments at the beginning of the third quarter of 2003.  This statement sets standards for classification and measurement of certain financial instruments.  The adoption of SFAS No. 150 had no impact on our financial position or  results of operations.

               In December 2003, the FASB issued a revision of FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity.  FIN 46 provides guidance for determining when an entity should consolidate a variable interest entity.  The interpretation is effective for periods ending after December 31, 2003.  We have no contractual relationship or other business relationship with a variable interest entity, and therefore the adoption will not have an effect on our consolidated results of operations or financial position.

ITEM 7A.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               We believe that our exposures to market risks are immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk, and we have no plans to do so in the future. To the extent we have borrowings outstanding under our credit facilities, we are exposed to interest rate risk because of the variable interest rate under the facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is included in Part IV, Item 15 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               PricewaterhouseCoopers LLP were our independent public accountants for the fiscal year ended December 31, 2002.  On October 3, 2003, PricewaterhouseCoopers LLP resigned as our principal accountants.  On October 9, 2003 we engaged Joseph Decosimo and Company, LLP to be our principal accountants.  The decision to engage Joseph Decosimo and Company, LLP was made upon the recommendation of our Audit Committee and the approval of our Board of Directors.  During our two most recent fiscal years and the subsequent interim period through October 9, 2003, we have not consulted with Joseph Decosimo and Company, LLP regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2)(i) and (ii).

               The report of PricewaterhouseCoopers LLP for the year ended December 31, 2002 included an explanatory paragraph.  This explanatory paragraph was included as a result of us being in default of certain covenants under our senior and subordinated credit facility agreements, and because our subordinated credit facility matured on July 23, 2003.  The senior and subordinated credit facility agreements contain certain cross-default provisions and provide for the acceleration of amounts due as well as other remedies in the event of default.  The report of PricewaterhouseCoopers LLP indicated that these circumstances raise substantial doubt about our ability to continue as a going concern.

               The report of PricewaterhouseCoopers LLP for the period ending December 31, 2001 included a separate paragraph regarding our default under certain credit agreements and related waivers.

               Except as described in the two preceding paragraphs, neither of the reports of PricewaterhouseCoopers LLP on our financial statements for the year ended December 31, 2002, the eight months ended December 31, 2001, or the year ended April 30, 2001 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principle.

               In connection with its audits of us for the two most recent fiscal years and through October 3, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of the disagreements in their reports on the financial statements for such fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

               The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based upon this evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

               There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position

William G. Miller	57	Chairman of the Board, Co-Chief Executive Officer
Jeffrey I. Badgley	51	President, Co-Chief Executive Officer and Director
Frank Madonia	55	Executive Vice President, Secretary and General Counsel
J. Vincent Mish	53	Executive Vice President, Chief Financial Officer and President of Financial Services Group
A. Russell Chandler, III	58	Director
Paul E. Drack	74	Director
Richard H. Roberts	49	Director

               William G. Miller has served as Chairman of the Board since April 1994 and our Co-Chief Executive Officer since October 2003.  From January 2002 to August 2002 Mr. Miller served as the Chief Executive Officer of Team Sports Entertainment, Inc., as well as Team Sports Entertainment’s subsidiary, Team Racing Auto Circuit.  Mr. Miller served as our Chief Executive Officer from April 1994 until June 1997.  In June 1997, he was named Co-Chief Executive Officer, a title he shared with Jeffrey I. Badgley until November 1997.  Mr. Miller also served as our President from April 1994 to June 1996.  He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994.  Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

               Jeffrey I. Badgley has served as our Co-Chief Executive Officer with William G. Miller since October 2003, as our President since June 1996 and as a director since January 1996.  Mr. Badgley served as our Chief Executive Officer from November 1997 to October 2003.  In June 1997, he was named our Co-Chief Executive Officer, a title he shared with Mr. Miller until November 1997.  Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997.  In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996.  Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996.  He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation, from 1982 until joining Miller Industries Towing Equipment Inc.

               Frank Madonia has served as our Executive Vice President, General Counsel and Secretary since September 1998.  From April 1994 to September 1998 Mr. Madonia served as our Vice President, General Counsel and Secretary.  Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990.  From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement.  Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye Inc., The Signal Companies, Inc.

and Allied-Signal Inc.  In addition, Mr. Madonia is registered to practice before the United States Patent and Trademark Office.

               J. Vincent Mish is a certified public accountant and has served as our Chief Financial Officer and Treasurer since June 1999, a position he also held from April 1994 through September 1996.  In December 2002, Mr. Mish was appointed as our Executive Vice President.  He also has served as President of the Financial Services Group since September 1996 and as a Vice President of Miller Industries since April 1994.  Mr. Mish served as Vice President and Treasurer of  Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990.  From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement.  Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987.  Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee and Michigan Certified Public Accountant societies.

               A. Russell Chandler, III has served as a director since April 1994.  He is founder and Chairman of Whitehall Group Ltd., a private investment firm based in Atlanta, Georgia.  Mr. Chandler served as the Mayor of the Olympic Village for the Atlanta Committee for the Olympic Games from 1990 through August 1996.  From 1987 to 1993, he served as Chairman of United Plastic Films, Inc., a manufacturer and distributor of plastic bags.  He founded Qualicare, Inc., a hospital management company, in 1972 and served as President and Chief Executive Officer until its sale in 1983.

               Paul E. Drack has served as a director since April 1994.  Mr. Drack is also a director of Euramax International PLC.  Mr. Drack retired in December 1993 as President and Chief Operating Officer of AMAX Inc., positions he held since August 1991.  From 1985 to 1991, Mr. Drack served in various capacities for operating subsidiaries of AMAX Inc. including Chairman, President and Chief Executive Officer of Alumax Inc. and President of Kawneer Company.  He was a director of AMAX Inc. from 1988 to 1993.  Prior to its acquisition by Cyprus  Minerals in November 1993, AMAX Inc. was a producer of aluminum and manufactured aluminum products with interests in domestic energy and gold production.

               Richard H. Roberts has served as a director since April 1994.  Mr. Roberts currently serves as Senior Vice President, Landair Transport, Inc., a position he has held since August 1994.  From August 1994 until July 2002, Mr. Roberts served as General Counsel and Secretary of Forward Air Corporation and Landair Corporation.  From May 1995 until May 2002 Mr. Roberts served as a director of Forward Air Corporation.  Mr. Roberts also a held similar position with Landair Corporation from September 1998 until February 2003.  Mr. Roberts was partner in the law firm of Baker, Worthington, Crossley & Stansberry, counsel to us, from January 1991 to August 1994 and prior thereto was an associate of the firm.

Board Composition and Committees

               Our Board of Directors held seven meetings during 2003.  The Board has determined that a majority of the members of the Board of Directors are “independent” as “independent” is defined under applicable federal securities laws and the recently revised NYSE Listing Standards.  The “independent” directors are Messrs. Chandler, Drack and Roberts.  The Board of Directors has standing Audit, Compensation and Nominating Committees.  A copy of the charters for all three committees and a copy of the Company’s Corporate Governance Guidelines are available on the Company’s website.  In addition, the non-management directors also meet in executive session as a part of the meeting of the Audit Committee.  The presiding director at those sessions is selected by the non-management directors on a meeting by meeting basis.  Interested parties may communicate with a non-management director by mailing communication to the attention of that director at 8503 Hilltop Road, Ooltewah, Tennessee 37363.

               The Audit Committee is comprised of Messrs. Chandler, Drack and Roberts.  The Audit Committee recommends the appointment of independent public accountants, reviews the scope of audits proposed by the independent public accountants, reviews audit reports on various aspects of corporate operations, and periodically consults with the independent public accountants on matters relating to internal financial controls and procedures.  The Audit Committee held four meetings during 2003.  The Company’s Board of Directors has determined that Mr. Chandler qualifies as an “audit committee financial expert”.

               The purpose of the Compensation Committee is to establish, among other things, salaries, bonuses and other compensation for our officers, and to administer our stock option and other employee benefit plans.  Messrs. Chandler, Drack and Roberts comprise the Compensation Committee.  The Compensation Committee held one meeting during 2003.

               Through February 2004, the Nominating Committee consisted of Messrs. Chandler, Drack and Miller.  In February 2004, Mr. Roberts replaced Mr. Miller on the Nominating Committee.  The Nominating Committee was established to evaluate candidates for service as directors.  The Nominating Committee held one meeting during 2003.  The Nominating Committee will consider candidates recommended by shareholders.  Shareholder recommendations must comply with the procedures for nominations set forth in Article I, Section 1.2, of our Bylaws.

               All incumbent directors attended more than 75% of the meetings of the Board of Directors and the respective committees of which they are members.

Code of Ethics

               We adopted a code of business conduct and ethics that applies to its directors, officers, and employees.  A copy of our code of business conduct and ethics can be found on our website.  A copy can also be obtained upon request from our Corporate Secretary.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

               Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require our directors and executive officers, and any persons holding more than 10% of any class of our equity securities, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission, The New York Stock Exchange and us.  Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers and directors, our management believes that during fiscal 2003 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were complied with, and our management is not aware of any filing delinquencies.

ITEM 11.     EXECUTIVE COMPENSATION

               Summary Compensation Table

               The following table sets forth certain information for the fiscal years ended December 31, 2003 and 2002, the eight month transition period ended December 31, 2001 (noted as “Trans. Per.”) and the fiscal years ended April 30, 2001 and 2000 concerning compensation paid by us and our subsidiaries to our Chief Executive Officer and to each of our other most highly compensated executive officers as of December 31, 2003 who earned in excess of $100,000 in salary and bonus during the fiscal year 2003 (collectively, the “Named Executive Officers”).

					Long Term Compensation Awards

		Annual Compensation(1)			Securities Underlying	All Other Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	($)

William G. Miller	2003	$180,000	-		-	-
Chairman and Co-Chief Executive Officer(2)	2002	180,000	-		-	-
	Trans. Per.	120,000	-		-	-
	2001	180,000	-		-	-
	2000	180,000	-		-	-

Jeffrey I. Badgley	2003	276,210	-		-	$2,035	(5)
President and Co-Chief Executive Officer(3)	2002	276,210	45,000	(4)	-	1,496	(5)
	Trans. Per.	184,133	-		8,000	1,726	(5)
	2001	266,667	-		-	8,928	(6)
	2000	245,833	-		16,000	1,424	(5)

Frank Madonia	2003	196,207	-		-	1,980	(5)
Executive Vice President, Secretary and General Counsel	2002	196,207	22,000	(4)	-	1,717	(5)
	Trans. Per.	130,800	-		5,000	1,308	(5)
	2001	191,667	-		-	6,628	(5)(7)
	2000	178,333	-		12,000	1,762	(5)

J. Vincent Mish	2003	176,206	-		-	1,770	(5)
Executive Vice President, Chief Financial Officer and President of the Financial Services Group	2002	176,206	22,000	(4)	-	1,628	(5)
	Trans. Per.	117,467	-		5,000	1,067	(5)
	2001	163,333	30,000	(4)	-	6,222	(5)(8)
	2000	153,333	-		12,000	1,312	(5)

(1)	Excludes perquisites and other personal benefits aggregating less than $50,000 or 10% of the named executive officer’s annual salary and bonus.
(2)	Mr. Miller became our Co-Chief Executive Officer in October 2003.
(3)	Mr. Badgley served as our President and Chief Executive Officer until October 2003 when he became Co-Chief Executive Officer.
(4)	Bonus awards consist entirely of amounts earned in previous fiscal years which are paid incrementally to the executive officer in the year noted in accordance with our bonus plan.
(5)	Consists of a matching contribution made to the executive’s account in our 401(k) Plan.

(6)

Mr. Badgley’s other compensation includes $6,250 received from the sale of 125,000 out of the money options to us at a purchase price of $0.05 per option and a $2,678 matching contribution to Mr. Badgley’s account in our 401(k) Plan.

(7)

Mr. Madonia’s other compensation includes $4,700 received from the sale of 94,000 out of the money options to us at a purchase price of $0.05 per option and a $1,928 matching contribution to Mr. Madonia’s account in our 401(k) Plan.

(8)

Mr. Mish’s other compensation includes $4,700 received from the sale of 94,000 out of the money options to us at a purchase price of $0.05 per option and a $1,522 matching contribution to Mr. Mish’s account in our 401(k) Plan.

               No options were granted to or exercised by the Named Executive Officers during 2003.

Option Values as of December 31, 2003

               The following table summarizes certain information regarding option values of the Named Executive Officers as of the end of December 31, 2003.

	No. of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

William G. Miller	-	-	-	-
Jeffrey I. Badgley	72,586	4,000	$17,840	$17,840
Frank Madonia	59,786	2,500	11,150	11,150
J. Vincent Mish	43,286	2,500	11,150	11,150

(1)

As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options for the common stock is calculated based on the closing sale price on the New York Stock Exchange as of December 31, 2003, which was $7.51 per share.

Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements

               In December 2002, we entered into an employment agreement with Mr. Mish.  The employment agreement provides for a rolling three-year term, extended automatically as of each annual shareholders’ meeting such that the remaining term of the employment agreement is three years as of that date.  Notwithstanding the foregoing, the term of the agreement ends on Mr. Mish’s 65th birthday.  The employment agreement provides for a base salary of $175,000, subject to annual review by the board of directors.  Additionally, Mr. Mish may participate in any bonus plans or other benefits generally available to our executive officers.  We may terminate Mr. Mish pursuant to this employment agreement for any reason upon written notice.  However, if termination is for other than “just cause” (as defined in the employment agreements), 100% of Mr. Mish’s options for our stock granted pursuant to our stock option and incentive plan will vest and become immediately exercisable, and we must pay Mr. Mish his current base salary plus bonuses and health and life insurance benefits for a period of three years, or until the end of the term of the employment agreement, whichever is shorter.  Finally, the employment agreement also provides for non-competition and confidentiality during employment and for a period ending two years from termination or expiration of the employment agreement (or one year if termination occurs pursuant to a change in control).

               In September 1998, we entered into employment agreements with Messrs. Badgley and Madonia.  Each employment agreement provides for a rolling three-year term, extended automatically each day for an additional day such that the remaining term of each employment agreement is three years.  However, on each individual’s 62nd birthday, the employment agreement ceases to extend automatically, and instead terminates three years from that date.  The employment agreements provide for base salaries of $200,000 to Mr. Badgley, and $165,000 to Mr. Madonia, each subject to annual review by the board of directors.  Additionally, each individual may participate in any bonus plans or other benefits generally available to our executive officers.  We may terminate Messrs. Badgley or Madonia pursuant to their respective employment agreements for any reason upon written notice.  However, if termination is for other than “just cause” (as defined in the employment agreements), 100% of the terminated individual’s options for our stock granted pursuant to our stock option and incentive plan will vest and become immediately exercisable, and we must pay the terminated individual his current base salary plus bonuses and health and life insurance benefits for a period of three years, or until the end of the term of the employment agreement, whichever is shorter.  Finally, each employment agreement also provides for non-competition and confidentiality during employment and for a period ending two years from termination or expiration of the employment agreement (or one year if termination occurs pursuant to a change in control as defined in each individual’s change in control agreement described below).

               In September 1998, we entered into change in control agreements with Messrs. Badgley and Madonia.  Each change in control agreement provides for a rolling three-year term, extended automatically each day for an additional day such that the remaining term of each employment agreement is three years.  However, on each individual’s 62nd birthday, the employment agreement ceases to extend automatically, and instead terminates three years from that date.  Upon termination within 6 months prior to or 2 years after a change in control (as defined in each respective change in control agreement), Messrs. Badgley and Madonia are entitled to payment of then current salary, plus bonuses and incentives, and health and life insurance coverage for a period of three years following termination.

               In July 1997, we entered into an employment agreement with Mr. Miller which provides for a base salary as agreed to by us and Mr. Miller from time to time, but which shall in any event be substantially the same as the base salary of our Chief Executive Officer unless Mr. Miller agrees to accept a lower salary.  Mr. Miller also receives certain insurance and other benefits as are generally provided by us to our executive employees.  Mr. Miller’s employment agreement is for an indeterminate term and allows Mr. Miller to pursue other business related interests as long as they do not interfere with his duties for us.  Employment may be terminated by either party upon three years written notice or for “cause,” as defined in the employment agreement.  The agreement also provides for non-competition by Mr. Miller for a period ending three years from termination of the agreement if the agreement is terminated by breach of Mr. Miller.

Compensation of Directors

               The members of the board of directors who are employees of Miller Industries do not receive additional compensation for board or committee service (other than service on the Special Committee formed during 2003).  Prior to 2003, upon initial election to the board, each non-employee director was granted an option to purchase 2,000 shares of common stock as of the date of becoming a director.  In addition, on the first business day following each annual meeting of shareholders, each non-employee director would receive an option to purchase a number of shares of our common stock equal to $32,500 divided by the Black-Scholes value of an option to purchase one such share, and up to 400 additional shares based upon our earnings.  Messrs. Chandler, Drack and Roberts were granted 9,400 options each on May 28, 2002.

               In February 2003, the board approved a new compensation plan beginning in 2003 for non-employee directors that includes a cash and an equity compensation component.  Each non-employee director is entitled to receive an annual payment of $25,000 as compensation for service on the board of directors.  The payment to the directors of the cash portion of their compensation has not occurred for fiscal years 2003 or 2004.  In addition, each director is entitled to awards under the non-employee director stock plan.  The awards will be paid in shares of common stock equal to $25,000 divided by the closing price of the common stock on the first trading day of the fiscal year.  All future equity compensation paid to the directors will be made in accordance with the plan.

Compensation Committee Interlocks and Insider Participation

               During 2003, the Compensation Committee was comprised of Messrs. Chandler, Drack and Roberts, all of whom were non-employee directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth, as of March 15, 2004 certain information with respect to (a) all shareholders known to be “beneficial owners” (as that term is defined in the rules of the Securities and Exchange Commission)  of more than five percent of the common stock; and (b) the common stock “beneficially owned” (i) by each director or nominee for director, (ii) by the executive officers named in the Summary Compensation Table and (iii) by all our executive officers and directors as a group.  Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the common stock owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

William G. Miller(2)	2,099,713	(3)	19.7%
Account Management, LLC	823,530	(4)	7.7
Contrarian Funds, LLC	734,151		6.9
Peter S. Lynch	682,600	(5)	6.4
Avocet Capital Management , L.P. } Blackpool Enterprises, LLC } Raymond S. Ingelby } Avocet Investment Partners, L.P.(6) }	539,975	(6)	5.1
Jeffrey I. Badgley	95,901	(7)	*
Frank Madonia	83,401	(8)	*
J. Vincent Mish	58,901	(9)	*
A. Russell Chandler, III	61,430	(10)	*
Richard H. Roberts	46,470	(11)	*
Paul E. Drack	44,070	(12)	*
All Executive Officers and Directors as a Group (7 persons)	2,489,886	(13)	22.8%

*	Less than one percent
(1)

The Percent of Class column represents the percentage that the named person or group would beneficially own if such person or group, and only such person or group, exercised all currently exercisable options and rights to acquire shares of common stock held by such person or group.

(2)	Mr. Miller’s business address is Miller Industries, Inc., 3295 River Exchange Parkway, Suite 220, Norcross, Georgia 30092.
(3)

Includes 109,288 shares held by the Miller Family Foundation, Inc., a Georgia non-profit corporation of which Mr. Miller is the sole director.  Also includes 2,800 shares held by Mr. Miller’s minor son.  Includes 583,556 shares of common stock held by Harbourside, of which Mr. Miller owns a 21.72% interest as a limited partner and a 1% interest as the sole general partner.  As the sole general partner of Harbourside, Mr. Miller has sole voting power over the shares of the common stock held by Harbourside.

(4)

As reported in a Schedule 13G filed with the SEC on February 14, 2003, Account Management, LLC, a registered investment advisor, has sole dispositive power over 823,530 of the shares reported.  Account Management does not have voting power with respect to any of the shares reported.  Account Management’s address is 2 Newbury Street, Boston, Massachusetts 02116.

(5)

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

(6)

As reported in a Schedule 13G filed with the SEC on February 20, 2003, Avocet Capital Management, L.P., a registered investment advisor, (ACM), Blackpool Enterprises, LLC (Blackpool) and Raymond Ingelby (Ingelby) are members of a group who have shares voting and dispositive power over 539,975 of the shares reported.  Avocet Investment Partners, L.P. (AIP) has shared voting and dispositive power over 466,925 of the shares reported.  AIP disclaims membership in a group.  ACM, Blackpool and Ingelby expressly disclaim beneficial ownership in the reported shares, except to the extent of their respective pecuniary interests.  AIP expressly disclaims beneficial ownership of any of the shares reported on the Schedule 13G. The address for ACM, Blackpool, Ingelby and AIP is 5508 Highway 290 West, Austin, Texas 78735.
(7)

Includes 72,586 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.  Does not include any shares held by Harbourside, of which Mr. Badgley owns a 22.73% interest as a limited partner.

(8)

Includes 59,786 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.  Does not include any shares held by Harbourside, of which Mr. Madonia owns a 4.55% interest as a limited partner.

(9)

Includes 43,286 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.  Does not include any shares held by Harbourside, of which Mr. Mish owns a 4.55% interest as a limited partner.

(10)	Includes 32,748 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
(11)	Includes 32,748 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
(12)	Includes 32,748 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.
(13)	Includes 273,902 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Subordinated Debt and Warrant Conversion

               On November 24, 2003, Harbourside purchased from Contrarian 44.286% of (1) the subordinated debt and (2) the warrants to purchase 186,028 shares of our common stock.  As a result of this transaction,  Harbourside acquired (1) approximately $6.13 million of the outstanding principal of subordinated debt plus accrued interest and fees attributable to this outstanding principal and (2) warrants to purchase an aggregate of 82,382 shares of our common stock, consisting of warrants to purchase up to 20,998 shares at an exercise price of $3.48 and 61,384 shares at an exercise price of $3.27.  Contrarian retained the remaining principal outstanding under the junior credit facility, which is approximately $7.72 million, plus related interest and fees thereon of approximately $1.65 million, and the remaining warrants to purchase 103,646 shares of common stock.

               On January 14, 2004, we entered into an exchange agreement with Harbourside Investments, LLLP, a Georgia limited liability partnership, pursuant to which we later issued 583,556 shares of our common stock upon shareholder approval in exchange for approximately $1.8 million principal amount of, plus approximately $1.32 million of accrued interest and fees on, our outstanding subordinated debt and warrants to purchase 82,382 shares of our common stock.

               Under the Exchange Agreement, Harbourside retained 70% of the outstanding principal amount of the subordinated debt that it held and converted the remaining 30% of the outstanding principal amount of such debt plus all accrued interest and commitment fees thereunder into shares of our common stock.  Immediately prior to entering into the Exchange Agreement, Harbourside held approximately $7.45 million of our subordinated debt, consisting of approximately $6.13 million of outstanding principal and approximately $1.32 million of accrued interest and fees.  Harbourside continues to hold approximately $4.29 million principal amount of subordinated debt and converted approximately $3.16 million of the subordinated debt (30% of $6.13 million principal amount, plus approximately $1.32 million of accrued interest and fees) into 548,738 shares of our common stock.  In addition, Harbourside received 34,818 shares of our common stock in exchange for the warrants to purchase 82,382 shares of our common stock.

               The subordinated debt and warrants held by Harbourside were purchased by Harbourside from Contrarian Funds, LLC on November 24, 2003.  Contrarian had previously purchased all of our outstanding subordinated debt in a series of transactions during the second half of 2003.  The subordinated debt was originally issued pursuant to that certain Amended and Restated Credit Agreement, dated July 23, 2001, as amended, by and among us and Miller Industries Towing Equipment, Inc., a Delaware corporation and Bank of America, N.A. in its capacity as a lender, and certain other financial institutions.  This junior credit facility and the notes issued pursuant to it are subordinate to our senior credit facility which was also entered into on July 23, 2001.  The subordinated debt had an original aggregate principal amount of $14.0 million bearing interest at the prime rate plus 6.0% per annum and at the time of Contrarian’s purchases had an outstanding principal amount of approximately $13.85 million bearing interest at the default rate of 14% per annum.  The original maturity date of the subordinated debt was July 23, 2003.  The total amount outstanding on the subordinated debt as of January 14, 2004, including accrued interest and commitment fees, was approximately $16.83 million with an interest rate of 14% per annum continuing to apply.

               As a part of its purchases of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of our common stock.  We issued these warrants to the initial lenders under the junior credit facility pursuant to a Warrant Agreement, dated July 23, 2001, by and among us and the initial lenders.  The 186,028 total consists of warrants issued in July 2002 for the purchase of 47,417 shares of our common stock at an exercise price of $3.48 and warrants issued in October 2003 for 138,611 shares of common stock at an exercise price of $3.27.  Other than these transactions relating to the subordinated debt and the warrants, which it purchased without our involvement, Contrarian has no relationship with us or Harbourside.

               Harbourside is a limited liability limited partnership of which several of our executive officers and directors are partners.  Specifically, William G. Miller is the general partner of, and controls, Harbourside.  Mr. Miller is our Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 16% of our outstanding common stock.  Mr. Miller, Jeffrey I. Badgley, our President and Co-Chief Executive Officer, J. Vincent Mish, our Executive Vice President and Chief Financial Officer, and Frank Madonia, our Executive Vice President, Secretary and General Counsel, are all limited partners in Harbourside.  In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside.  These loans from Mr. Miller to the other executive officers are secured by pledges of their respective limited partnership interests to Mr. Miller.

               As partners of Harbourside, each of Messrs. Miller, Badgley, Mish and Madonia indirectly received shares of common stock in exchange for the subordinated debt and warrants held by Harbourside.  As general partner of Harbourside, Mr. Miller has sole voting power over the shares of common stock that Harbourside received in the exchange.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Messrs. Miller and Badgley abstaining due to their personal interest in the transaction.  The transaction was subsequently approved by our shareholders at a meeting on February 12, 2004.  Other than the exchange, we have not engaged in any transactions with Harbourside.  Neither we nor Harbourside currently intend to engage in any other transactions in the future except as may be related to Harbourside’s continuing ownership of a portion of the subordinated debt.

Senior Credit Facility

               Simultaneously with entering into a forbearance agreement on October 31, 2003 with respect to our senior credit facility, Mr. Miller made a $2.0 million loan to us as a part of the senior credit facility.  The loan to us and Mr. Miller’s participation in the senior credit facility were effected by an amendment to the credit agreement and a participation agreement between Mr. Miller and the senior credit facility lenders.

               On December 24, 2003, Mr. Miller increased his $2.0 million participation in the existing senior credit facility by an additional $10.0 million.  These funds, along with additional funds from The CIT Group/Business Credit, Inc.,  were used to satisfy our obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to us, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan.  Mr. Miller’s portion of the loan is subordinated to that of CIT.

               In conjunction with Mr. Miller’s increased participation, the senior credit facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above.  Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT.  In addition, we will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

               Joseph Decosimo and Company, LLP billed aggregate fees of $185,000 for professional services rendered for the audit of financial statements for fiscal year 2003 and the reviews of financial statements included in Forms 10-Q filed during fiscal year 2003.  PricewaterhouseCoopers LLP billed aggregate fees of $598,906 for professional services rendered for the audit of financial statements for fiscal year 2002, the re-audit of the financial statements for the fiscal years 2001 and 2000 that were performed during 2003, and the reviews of financial statements included in Forms 10-Q filed during fiscal years 2003 and 2002.

Audit-Related Fees

               Joseph Decosimo and Company, LLP did not perform any, or bill us for, assurance and related services related to the performance of the audit and review of financial statements for fiscal year 2003.  PricewaterhouseCoopers LLP did not perform any, or bill us for, assurance and related services related to the performance of the audit and review of financial statements for fiscal years 2003 and 2002.

Taxes Fees

               Joseph Decosimo and Company, LLP did not perform any, or bill us for, tax services during fiscal year 2003. PricewaterhouseCoopers LLP did not perform any, or bill us for, tax services during fiscal years 2003 and 2002.

Other Fees

               Joseph Decosimo and Company, LLP did not perform any, or bill us for, other services during fiscal year 2003.  PricewaterhouseCoopers LLP billed us fees of $89,750 for additional services provided to us in fiscal years 2003 and 2002 related to cash flow modeling and successor auditor work paper reviews.

Approval of Audit and Non-Audit Services

               The audit committee pre-approves all audit and non-audit services performed by the Company’s independent auditor.  The audit committee specifically approves the annual audit services engagement.  Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the audit committee.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)     The following documents are filed as part of this Report:

1.            Financial Statements

Description	Page Number in Report

Report of Independent Accountants	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-4

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the year ended April 30, 2001	F-5

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the year ended April 30, 2001	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the year ended April 30, 2001	F-7

Notes to Consolidated Financial Statements	F-8

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

3.            Exhibits

               The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	-	10-K	December 31, 2001	3.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2

10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7

10.5	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11

10.20	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26

10.21	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.22	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

10.23	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.24	Form of Incentive Stock Option Agreement**	33-79430	S-1	August 1994	10.2

10.25	Miller Industries, Inc. Cash Bonus Plan**	33-79430	S-1	August 1994	10.3

10.26	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.27	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.28	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29

10.29	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33

10.30	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37

10.31	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.32	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39

10.33	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40

10.34	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10

10.35	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.37

10.36	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.38

10.37	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.39

10.40	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10

10.41	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1

10.42	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3

10.50	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4

10.51	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6

10.60	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001	-	Form 10-K	April 30, 2001	10.6

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.61	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.61

10.62	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.62

10.70	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.7

10.71	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.71

10.72	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.72

10.73	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.73

10.74	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.74

10.75	Warrant Agreement dated July 23, 2001	-	Form 10-K	April 30, 2001	10.75

10.80	Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.8

10.81	Second Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	—	Form 10-K	December 31, 2001	10.81

10.82	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	—	Form 10-K	December 31, 2001	10.82

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.83	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.	—	Form 10-K	December 31, 2001	10.83

10.84	Third Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated September 13, 2002.	—	Form 10-K	December 31, 2002	10.84

10.85	Fourth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated November 14, 2002.	—	Form 10-Q/A	September 30, 2002	10.1

10.86	Fifth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2003.	—	Form 10-K	December 31, 2002	10.86

10.87	Sixth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated April 1, 2003.	—	Form 10-K	December 31, 2002	10.87

10.88	Seventh Amendment to Credit Agreement entered into by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc., and Bank of America, N.A. dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.1

10.89	Forbearance Agreement by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc. and Bank of American, N.A. dated October 31, 2003.	-	Form 10-Q	September 30, 2003	10.2

10.90	Participation Agreement by and among the Company and its Subsidiaries, CIT Group/Business Credit and Bank of America, N.A. and William G. Miller dated October 31, 2003.	-	Form 10-Q	September 30, 2003	10.3

10.91	Eighth Amendment to the Credit Agreement by and among the Registrant, CIT Group, Inc. and Bank of America, N.A., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.92	Ninth Amendment to the Credit Agreement by and between the Registrant and CIT Group, Inc., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.2

10.93	Modification of First Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and among CIT Group, Inc., Bank of America, N.A., and Contrarian Funds, LLC dated December 24, 2003	-	Form 8-K	January 20, 2004	10.3

10.94	Second Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and between CIT Group, Inc. and Contrarian Funds, LLC, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.4

10.95	Amended and Restated Participation Agreement by and among the Registrant, CIT and William G. Miller, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.5

10.96	Amendment No. 3 to Amended and Restated Credit Agreement by and among the Registrant, Contrarian Funds, LLC and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.6

10.97	Exchange Agreement by and between the Registrant and Contrarian Funds, LLC, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.7

10.98	Exchange Agreement by and between the Registrant and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.8

10.99	Registration Rights Agreement by and among the Registrant, Harbourside Investments, LLLP and Contrarian Funds, LLC, dated January 20, 2004	-	Form 8-K	January 20, 2004	10.9

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, LLP*

23.2	Consent of PricewaterhouseCoopers LLP*

24	Power of Attorney (see signature page)*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

32.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

32.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

               (b)     Reports on Form 8-K.

     The following reports on Form 8-K were filed or furnished by the Company during the fourth quarter of the fiscal year covered by this Report:

Date Filed or Furnished	Items Reported	Financial Statements Filed

October 3, 2003	Item 4 – Changes in Registrant’s Certifying Accountant and Item 7 – Financial Statements and Exhibits	None

               (c)     The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

               (d)     The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheet of Miller Industries, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on the 2003 consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2003 financial statement schedule when considered in relation to the 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Joseph Decosimo and Company, LLP

Chattanooga, TN
March 15, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of Miller Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miller Industries, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, the eight month period ended December 31, 2001 and the year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
April 11, 2003, except as to Notes 2 and 8 for which the date is May 1, 2003 and except as to Note 3 for which the date is March 18, 2004

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

(In thousands, except share data)

	December 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and temporary investments	$5,240	$2,097
Accounts receivable, net of allowance for doubtful accounts of $1,062 and $805, at December 31, 2003 and 2002 respectively	37,990	46,616
Inventories, net	26,715	27,815
Prepaid expenses and other	1,783	748
Current assets of discontinued operations held for sale	23,757	32,366

Total current assets	95,485	109,642
PROPERTY, PLANT, AND EQUIPMENT, net	20,977	23,121
GOODWILL, net	11,619	11,619
PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, NET	392	537
OTHER ASSETS	1,391	1,841
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	1,954	15,417

	$131,818	$162,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$2,050	$35,244
Accounts payable	34,164	25,213
Accrued liabilities and other	4,371	6,147
Current liabilities of discontinued operations held for sale	23,764	53,212

Total current liabilities	64,349	119,816

LONG-TERM OBLIGATIONS, less current portion	29,927	1,214

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	9,545	1,450

COMMITMENTS AND CONTINGENCIES (Notes 8, 10 and 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0

Common stock, $.01 par value; 100,000,000 shares authorized, 9,342,151 and 9,341,436, outstanding at December 31, 2003 and 2002, respectively	93	93
Additional paid-in capital	145,090	145,088
Accumulated deficit	(117,943)	(103,790)
Accumulated other comprehensive income (loss)	757	(1,694)

Total shareholders’ equity	27,997	39,697

	$131,818	$162,177

The accompanying notes are an integral part of these consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, EIGHT MONTHS ENDED
DECEMBER 31, 2001 AND YEAR ENDED APRIL 30, 2001

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2003	December 31, 2002	December 31, 2001	April 30, 2001

NET SALES
Towing and recovery equipment	$192,043	$203,059	$142,445	$212,885
Towing services	13,953	28,444	19,892	31,992

	205,996	231,503	162,337	244,877

COSTS AND EXPENSES
Costs of operations
Towing and recovery equipment	168,390	174,516	122,753	181,517
Towing services	10,618	22,539	15,250	23,321

	179,008	197,055	138,003	204,838

Selling, general, and administrative expenses	17,411	19,540	14,353	23,925
Loss on sale of business and special charges	682	-	6,376	-
Interest expense, net	5,609	4,617	1,055	2,137

Total costs and expenses	202,710	221,212	159,787	230,900

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,286	10,291	2,550	13,977
INCOME TAX PROVISION	1,216	7,208	2,522	4,777

INCOME FROM CONTINUING OPERATIONS	2,070	3,083	28	9,200

DISCONTINUED OPERATIONS
Loss from discontinued operations, before taxes	(17,260)	(29,697)	(22,296)	(23,585)
Income tax benefit	(1,037)	(2,732)	(681)	(7,951)

Loss from discontinued operations, net of taxes	(16,223)	(26,965)	(21,615)	(15,634)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(14,153)	(23,882)	(21,587)	(6,434)

Cumulative effect of change in accounting principle	-	(21,812)	-	-

NET LOSS	$(14,153)	$(45,694)	$(21,587)	$(6,434)

BASIC LOSS PER COMMON SHARE:
Income (loss)from continuing operations	$0.22	$0.34	$0.00	$0.98
Loss from discontinued operations	(1.74)	(2.89)	(2.31)	(1.67)
Cumulative effect of change in accounting principle	-	(2.34)	-	-

Basic loss	$(1.52)	$(4.89)	$(2.31)	$(0.69)

DILUTED LOSS PER COMMON SHARE:
Income (loss)from continuing operations	$0.22	$0.34	$0.00	$0.98
Loss from discontinued operations	(1.74)	(2.89)	(2.31)	(1.67)
Cumulative effect of change in accounting principle	-	(2.34)	-	-

Diluted loss	$(1.52)	$(4.89)	$(2.31)	$(0.69)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,342	9,341	9,341	9,341

Diluted	9,385	9,348	9,345	9,350

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, EIGHT MONTHS ENDED
DECEMBER 31, 2001 AND YEAR ENDED APRIL 30, 2001

(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, April 30, 2000	$93	$145,081	$(30,075)	$(1,278)	$113,821

Net loss	0	0	(6,434)	0	(6,434)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	(861)	(861)

Comprehensive loss	0	0	(6,434)	(861)	(7,295)
Exercise of stock options	0	7	0	0	7

BALANCE, April 30, 2001	93	145,088	(36,509)	(2,139)	106,533
Net loss	0	0	(21,587)	0	(21,587)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	(91)	(91)
Unrealized loss on financial instruments	0	0	0	(12)	(12)

Comprehensive loss	0	0	(21,587)	(103)	(21,690)

BALANCE, December 31, 2001	93	145,088	(58,096)	(2,242)	84,843
Net loss	0	0	(45,694)	0	(45,694)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	788	788
Unrealized loss on financial instruments	0	0	0	(240)	(240)

Comprehensive loss	0	0	(45,694)	548	(45,146)

BALANCE, December 31, 2002	93	145,088	(103,790)	(1,694)	39,697
Net loss	0	0	(14,153)	0	(14,153)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	2,356	2,356
Unrealized gain on financial instruments	0	0	0	95	95

Comprehensive loss	0	0	(14,153)	2,451	(11,702)
Exercise of stock options	0	2	0	0	2

BALANCE, December 31, 2003	$93	$145,090	$(117,943)	$757	$27,997

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, EIGHT MONTHS ENDED
DECEMBER 31, 2001 AND YEAR ENDED APRIL 30, 2001
(IN THOUSANDS)

	December 31, 2003	December 31, 2002	December 31, 2001	April 30, 2001

OPERATING ACTIVITIES:
Net loss	$(14,153)	$(45,694)	$(21,587)	$(6,434)
Adjustments to reconcile net loss to net cash provided by operating activities:

Loss from discontinued operations	16,223	26,965	21,615	15,634
Depreciation and amortization	8,065	7,232	5,121	8,043
Provision for doubtful accounts	492	563	168	25
Cumulative effect of change in accounting principle	—	21,812	—	—
Special charges and other operating expenses, net	682	—	6,376	—
(Gain) Loss on disposals of property, plant, and equipment	54	(4)	(19)	(5)
Deferred income tax (benefit) provision	—	3,726	2,376	(1,202)
Paid in kind interest	—	574	—	—
Proceeds from tax refunds	—	9,046	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,393	(1,290)	3,770	10,256
Inventories	2,200	5,286	6,825	9,189
Prepaid expenses and other	(997)	(80)	1,281	(1,194)
Other assets	—	(31)	136	(1,668)
Accounts payable	7,942	644	(5,096)	570
Accrued liabilities and other	(2,231)	(5,767)	(5,290)	(1,702)

Net cash provided by operating activities from continuing operations	25,670	22,982	15,676	31,512

Net cash used in operating activities from discontinued operations	(12,292)	(3,392)	(5,870)	(9,641)

Net cash provided operating activities	13,378	19,590	9,806	21,871

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,178)	(2,647)	(532)	(1,501)
Proceeds from sale of property, plant, and equipment	51	52	24	91
Proceeds from sale of business	3,645	—	—	—
Payments received on notes receivables	808	142	151	314

Net cash provided by (used in) investing activities from continuing operations	3,326	(2,453)	(357)	(1,096)

Net cash provided by investing activities from discontinued operations	5,530	20,691	192	9,377

Net cash provided by (used in) investing activities	8,856	18,238	(165)	8,281

FINANCING ACTIVITIES:
Net (payments) borrowings under Senior Credit Facility	(1,569)	(1,310)	25,885	—
Borrowings under subordinated credit facility	—	—	14,000	—
Net payments under former credit facility	—	—	(23,543)	(15,298)
Payments on long-term obligations	(3,301)	(4,948)	(2,609)	(898)
Borrowings under long-term obligations	260	1,007	—	—
Additions to deferred financing costs	(3,080)	(1,699)	(3,348)	—
Termination of interest rate swap	97	(239)	—	—
Proceeds from exercise of stock options	2	—	—	7

Net cash (used in) provided by financing activities from continuing operations	(7,591)	(7,189)	10,385	(16,189)

Net cash used in financing activities from discontinued operations	(12,667)	(37,161)	(16,645)	(12,972)

Net cash used in financing activities	(20,258)	(44,350)	(6,260)	(29,161)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,569	508	(145)	(354)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	3,545	(6,014)	3,236	637
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,097	9,863	6,627	5,990

CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	1,752	—	—	—

CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	2,154	1,752	—	—

CASH AND TEMPORARY INVESTMENTS, end of period	$5,240	$2,097	$9,863	$6,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$5,060	$7,392	$5,693	$13,981

Cash payments for income taxes	$358	$581	$383	$690

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) has historically been an integrated provider of vehicle towing and recovery equipment. As further described in Note 3, during the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of the remainder of its towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.  At December 31, 2003, the Company had substantially completed this process.  The principal markets for the Company’s towing and recovery equipment are approximately 150 independent distributors and users of towing and recovery equipment located primarily throughout the United States and other customers throughout the world. The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron.

The Company marketed its towing and recovery services in the United States through its wholly-owned subsidiary RoadOne, Inc.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As more fully described below, subsequent to December 31, 2002, the Company was in default of certain covenants under its senior (“Senior Credit Facility”) and subordinated (“Junior Credit Facility”) credit facility agreements, and its subordinated credit facility was scheduled to mature on July 23, 2003.  The senior and subordinated credit facility agreements contain certain cross-default provisions and provide for acceleration of amounts due as well as other remedies in the event of default.  These circumstances raised substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2002.  The consolidated financial statements for 2002 do not include any adjustments that might result from the resolution of these matters.

Prior to making the determination to sell all of its remaining towing services operations, the Company had focused on cost reduction and expense control, as well as other opportunities for improving operating cash flows to improve liquidity. The Company had also disposed of certain underperforming RoadOne assets and operations in order to improve liquidity and to reduce expenses and debt. As described in Note 3, in October 2002, the Company decided to sell all remaining towing services operations.  During 2002, the Company sold 29 towing services markets for proceeds of $23.5 million, which have been used to reduce the RoadOne revolver.  The Company also made the decision in the fourth quarter of 2002 to divest of the operations of the distribution group of the towing and recovery equipment segment.  During the year ended December 31, 2003, the Company sold substantially all of the assets in sixteen towing service markets, as well as assets in other markets of its towing services segment.  Total proceeds from the sales were $6.8 million which included $6.6 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $3.8 million. As of March 15, 2004, only miscellaneous assets from previously sold markets remain.  During the year ended December 31, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  Subsequent to December 31, 2003, the Company sold three distributor locations which included total proceeds of approximately $2.3 million in cash and $0.4 million subordinated notes receivable.  The Company has entered into negotiations for the disposition of all of the five remaining distribution group locations.  As of March 15, 2004, agreements for the disposition of two of the locations are being negotiated, and letters of intent are being negotiated for three of the locations.  Although the Company believes that it can manage the sale and wind down of the remaining operations effectively, there can be no assurance that such will be the case.  Even if the Company is able to manage the sales and wind down effectively, it may nevertheless have an adverse impact on the Company’s results of operations.

The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which was used to reduce the RoadOne revolver and cured the over-advance position that existed at that time.  An additional tax refund of $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.

All of these efforts have resulted in approximately $28.1 million in reductions to the RoadOne revolver during 2002 and  $9.5 million during 2003. Additionally, the towing and recovery equipment revolver and the term loan were  reduced by $10.9 million and $4.1 million, respectively, during 2002.  During 2003, the towing and recovery equipment revolver was decreased by $23.0 million and the term loan was increased by $14.0 million, including the effects of the refinancing described in Note 8.

As further described in Note 8, the Company’s Senior Credit Facility and Junior Credit Facility were restructured in December 2003.

The Senior Credit Facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  As a result of this restructuring, all previously existing defaults under the Senior Credit Facility were waived, the interest rate was lowered by 2% to reflect a non-default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the Facility was increased by approximately $5.0 million.

The Junior Credit Facility holders agreed to an exchange transaction where they would extend the maturity date of 70% of the outstanding principal amount, approximately $9.75 million, convert the remaining 30% of the outstanding principal, plus all accrued interest and fees, into the Company’s common stock and convert warrants into the Company’s common stock.  The restructured terms extend the maturity date to July 31, 2005 provide for an effective blended interest rate of 14%, provide for financial covenants that match those of the Senior Credit Facility and make other amendments to the Junior Credit Facility consistent with amendments made to the Senior Credit Facility as it was amended December 24, 2003.

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

During the year ended December 31, 2003, the Company disposed of substantially all of the assets in sixteen towing service markets, as well as assets in other markets of its towing services segment.  Total proceeds from the sales were $6.8 million which included $6.6 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $3.8 million.  As of March 15, 2004, only miscellaneous assets from previously sold markets remain.

During the year ended December 31, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  Subsequent to December 31, 2003, the Company sold three distributor locations which included total proceeds of approximately $2.3 million in cash and $0.4 million subordinated notes receivable.  The Company has entered into negotiations for the disposition of all of the five remaining distribution group locations.  As of March 15, 2004, agreements for the disposition of all of the remaining locations are being negotiated.

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

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003, have been reclassified from discontinued operations to continuing operations given the Company’s significant continuing involvement in the operations of the disposal components via a consulting agreement, and the Company’s ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.  The Company applied this change retroactively by adjusting the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows for all periods presented as outlined below:

	Year Ended December 31, 2002			Eight Months Ended December 31, 2001			Year Ended April 30, 2001

	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted

Net sales	$203,059	$28,444	$231,503	$142,445	$19,892	$162,337	$212,885	$31,992	$244,877

Costs and expenses:
Costs of operations	174,516	22,539	197,055	122,753	15,250	138,003	181,517	23,321	204,838
Selling, general and administrative expenses	17,434	2,106	19,540	12,547	1,806	14,353	20,663	3,262	23,925

Special charges	-	-	-	1,794	4,582	6,376	-	-	-

Interest expense, net	4,368	249	4,617	1,055	-	1,055	2,137	-	2,137

Total costs and expenses	196,318	24,894	221,212	138,149	21,638	159,787	204,317	26,583	230,900

Income from continuing operations before income taxes	6,741	3,550	10,291	4,296	(1,746)	2,550	8,568	5,409	13,977
Income tax provision	3,217	3,991	7,208	2,419	103	2,522	2,533	2,244	4,777

Income from continuing operations	3,524	(441)	3,083	1,877	(1,849)	28	6,035	3,165	9,200

Discontinued operations:
Loss from discontinued operations, before income taxes	(26,146)	(3,551)	(29,697)	(24,041)	1,745	(22,296)	(18,176)	(5,409)	(23,585)
Income tax (benefit) provision	1,260	(3,992)	(2,732)	(577)	(104)	(681)	(5,707)	(2,244)	(7,951)

Loss from discontinued operations, net of taxes	(27,406)	441	(26,965)	(23,464)	1,849	(21,615)	(12,469)	(3,165)	(15,634)

Net loss before cumulative effect of change in accounting principle	(23,882)	-	(23,882)	(21,587)	-	(21,587)	(6,434)	-	(6,434)
Cumulative effect of change in accounting principle	(21,812)	-	(21,812)	-	-	-	-	-	-

Net loss	$(45,694)	$-	$(45,694)	$(21,587)	$-	$(21,587)	$(6,434)	$-	$(6,434)

Basic loss per common share:
Income (loss) from continuing operations	$0.38	$(0.04)	$0.34	$0.20	$(0.20)	$0.00	$0.65	$0.33	$0.98
Loss from discontinued operations	(2.93)	0.04	(2.89)	(2.51)	0.20	(2.31)	(1.34)	(0.33)	(1.67)
Cumulative effect of change in accounting principle	(2.34)	-	(2.34)	-	-	-		-

Basic loss	$(4.89)	$-	$(4.89)	$(2.31)	$-	$(2.31)	$(0.69)	$-	$(0.69)

Diluted loss per common share:
Income (loss) from continuing operations	$0.38	$(0.04)	$0.34	$0.20	$(0.20)	$0.00	$0.65	$0.33	$0.98
Loss from discontinued operations	(2.93)	0.04	(2.89)	(2.51)	0.20	(2.31)	(1.34)	(0.33)	(1.67)
Cumulative effect of change in accounting principle	(2.34)	-	(2.34)	-	-	-	-	-	-

Diluted loss	$(4.89)	$-	$(4.89)	$(2.31)	$-	$(2.31)	$(0.69)	$-	$(0.69)

Weighted average shares outstanding:
Basic	9,341		9,341	9,341		9,341	9,341		9,341

Diluted	9,348		9,348	9,345		9,345	9,350		9,350

	Year Ended December 31, 2002			Eight Months Ended December 31, 2001			Year Ended April 30, 2001
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted

Operating Activities:
Net Loss	$(45,694)	$-	$(45,694)	$(21,587)	$-	$(21,587)	$(6,434)	$-	$(6,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	27,406	(441)	26,965	23,464	(1,849)	21,615	12,469	3,165	15,634
Depreciation and amoritzation	6,554	678	7,232	4,192	929	5,121	6,585	1,458	8,043
Provision for doubtful accounts	563	-	563	168	-	168	25	-	25
Cumulative effect of change in accounting principle	21,812	-	21,812	-	-	-	-	-	-
Special charges and other operating expenses, net	-	-	-	1,794	4,582	6,376	-	-	-
Gain on disposals of property, plant, and equipment	(4)	-	(4)	(19)	-	(19)	(5)	-	(5)
Deferred income tax (benefit) provision	3,726	-	3,726	3,476	(1,100)	2,376	(1,202)	-	(1,202)
Paid in kind interest	574	-	574	-	-	-	-	-	-
Proceeds from tax refunds	9,046	-	9,046	-	-	-	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,742)	452	(1,290)	3,467	303	3,770	10,422	(166)	10,256
Inventories	5,286	-	5,286	6,825	-	6,825	9,189	-	9,189
Prepaid expenses and other	(102)	22	(80)	1,429	(148)	1,281	(1,052)	(142)	(1,194)
Other assets	(33)	2	(31)	158	(22)	136	(1,716)	48	(1,668)
Accounts payable	637	7	644	(5,014)	(82)	(5,096)	572	(2)	570
Accrued liabilities and other	(2,446)	(3,321)	(5,767)	(6,067)	777	(5,290)	(2,335)	633	(1,702)

Net cash provided by operating activities from continuing operations	25,583	(2,601)	22,982	12,286	3,390	15,676	26,518	4,994	31,512

Net cash used in operating activities from discontinued operations	(5,993)	2,601	(3,392)	(2,480)	(3,390)	(5,870)	(4,647)	(4,994)	(9,641)

Net cash provided by operating activities	19,590	-	19,590	9,806	-	9,806	21,871	-	21,871

Investing Activities:
Purchases of property, plant and equipment	(1,090)	(1,557)	(2,647)	(532)	-	(532)	(1,501)	-	(1,501)
Proceeds from the sale of property, plant and equipment	52	-	52	24	-	24	91	-	91
Payments received on notes receivable	142	-	142	151	-	151	314	-	314

Net cash used in investing activities from continuing operations	(896)	(1,557)	(2,453)	(357)	-	(357)	(1,096)	-	(1,096)

Net cash provided by investing activities from discontinued operations	19,134	1,557	20,691	192	-	192	9,377	-	9,377

Net cash provided by (used in) investing activities	18,238	-	18,238	(165)	-	(165)	8,281	-	8,281

Financing Activities:
Net (payments) borrowings under senior credit facility	(1,310)	-	(1,310)	25,885	-	25,885	-	-	-
Borrowings under subordinated credit facility	-	-	-	14,000	-	14,000	-	-	-
Net payments under former credit facility	-	-	-	(23,543)	-	(23,543)	(15,298)	-	(15,298)
Payments on long-term obligations	(4,948)	-	(4,948)	(2,122)	(487)	(2,609)	(701)	(197)	(898)
Borrowings under long-term obligations	78	929	1,007	-	-	-	-	-	-
Additions to deferred financing costs	(1,699)	-	(1,699)	(3,348)	-	(3,348)	-	-	-
Termination of interest rate swap	(239)	-	(239)	-	-	-	-	-	-
Proceeds from exercise of stock options	-	-	-	-	-	-	7	-	7

Net cash (used in) provided by financing activities from continuing operations	(8,118)	929	(7,189)	10,872	(487)	10,385	(15,992)	(197)	(16,189)

Net cash used in financing activities from discontinued operations	(36,232)	(929)	(37,161)	(17,132)	487	(16,645)	(13,169)	197	(12,972)

Net cash used in financing activities	(44,350)	-	(44,350)	(6,260)	-	(6,260)	(29,161)	-	(29,161)

Effect of Exchange Rate Changes on Cash and Temporary Investments	508	-	508	(145)	-	(145)	(354)	-	(354)

Net Change in Cash and Temporary Investments	(6,014)	-	(6,014)	3,236	-	3,236	637	-	637
Cash and Temporary Investments, beginning of period	9,863	-	9,863	6,627	-	6,627	5,990	-	5,990

Cash and Temporary Investments - Discontinued Operations - end of period	1,752	-	1,752	-	-	-	-	-	-
Cash and Temporary Investments – end of period	$2,097	$-	$2,097	$9,863	$-	$9,863	$6,627	$-	$6,627

The operating results for the discontinued operations of the towing services segment and the distributor group for the years ended December 31, 2003, 2002, the eight months ended December 31, 2001, and the year ended April 30, 2001 were as follows (in thousands):

	Year Ended December 31, 2003			Year Ended December 31, 2002			Eight Months Ended December 31, 2001			Year Ended April 30, 2001

	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$68,724	$8,356	$77,080	$85,353	$93,124	$178,477	$60,555	$81,061	$141,616	$100,322	$150,263	$250,585

Operating income (loss)	(371)	(2,764)	(3,135)	80	(5,730)	(5,650)	(2,171)	(13,856)	(16,027)	366	(9,354)	(8,988)

Net loss before taxes	(6,449)	(10,811)	(17,260)	(6,370)	(23,327)	(29,697)	(5,036)	(17,260)	(22,296)	(6,749)	(16,836)	(23,585)

Loss from discontinued operations	(6,607)	(9,616)	(16,223)	(6,930)	(20,035)	(26,965)	(5,074)	(16,541)	(21,615)	(6,749)	(8,885)	(15,634)

The following assets and liabilities are reclassified as held for sale at December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003			Year Ended December 31, 2002

	Dist.	Towing	Total	Dist.	Towing	Total

Cash and temporary investments	$2,154	$—	$2,154	$1,443	$309	$1,752

Accounts receivable, net	3,603	1,150	4,753	2,604	4,894	7,498

Inventories	14,266	—	14,266	19,559	—	19,559

Prepaid expenses and other current assets	157	2,427	2,584	170	3,387	3,557

Current assets of discontinued operations held for sale	20,180	3,577	23,757	23,776	8,590	32,366

Property, plant and equipment	22	1,932	1,954	—	13,368	13,368

Other long-term assets	—	—	—	—	2,049	2,049

Noncurrent assets of discontinued operations held for sale	22	1,932	1,954	—	15,417	15,417

Current portion of long-term debt	852	928	1,780	12,632	11,484	24,116

Accounts payable	3,644	8,416	12,060	5,710	7,841	13,551

Accrued liabilities and other	4,792	5,132	9,924	4,169	11,376	15,545

Current liabilities of discontinued operations held for sale	9,288	14,476	23,764	22,511	30,701	53,212

Long-term debt	9,094	451	9,545	—	1,450	1,450

Noncurrent liabilities of discontinued operations held for sale	$9,094	$451	$9,545	$—	$1,450	$1,450

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

Inventories

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories for continuing operations at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31, 2003	December 31, 2002

Chassis	$4,286	$1,316
Raw materials	10,253	10,993
Work in process	7,892	7,746
Finished goods	4,284	7,760

	$26,715	$27,815

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

Property, plant, and equipment for continuing operations at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31, 2003	December 31, 2002

Land	$1,764	$1,734
Buildings and improvements	18,956	18,696
Machinery and equipment	11,500	11,046
Furniture and fixtures	5,587	5,416
Software costs	6,142	5,598

	43,949	42,490
Less accumulated depreciation	(22,972)	(19,369)

	$20,977	$23,121

The Company recognized $3,570,000, $4,243,000, $3,095,000 and $4,826,000 in depreciation expense for continuing operations for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, respectively.  Depreciation expense for discontinued operations was $148,000, $2,145,000, $2,931,000, and $4,858,000 for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001, and the fiscal year ended April 30, 2001, and is included in the loss from discontinued operations in the consolidated statement of operations.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 43,000, 7,000, 4,000 and 9,000 potential dilutive common shares for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001, and the year ended April 30, 2001, respectively.

On October 1, 2001, the Company effected a one-for-five reverse common stock split. All historical and per share amounts have been retroactively restated to reflect the reverse common stock split.

Goodwill and Long-Lived Assets

Goodwill is accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Upon adoption of these standards in January 2002, the Company ceased to amortize goodwill (see Note 7 for further discussion).

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

Accumulated amortization of goodwill for continuing operations was $2,140,000 at December 31, 2003 and 2002, and $4,373,000 for consolidated operations at December 31, 2001.  Amortization expense for continuing operations for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, was $602,000 and $906,000, respectively.  Amortization expense for discontinued operations was $421,000 and $650,000 for the eight months ended December 31, 2001, and the fiscal year ended April 30, 2001, and is included in the loss from discontinued operations in the consolidated statement of operations.

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,275,000, and $1,219,000 for continuing operations at December 31, 2003 and 2002, and $1,080,000 for consolidated operations at December 31, 2001.  Amortization expense for continuing operations for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, was $145,000, $162,000, $112,000, and $168,000, respectively.  Amortization expense for discontinued operations was $149,000, $7,000 and $5,000 for the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal year ended April 30, 2001, and is included in the loss from discontinued operations in the consolidated statement of operations.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding five years are as follows:  2004 - $140,000; 2005 - $140,000; 2006 - $113,000; 2007 - $0; and 2008 - $0.  As acquisitions and dispositions of intangible assets occur in the future, these amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets of continuing operations and are amortized over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2003 and 2002 was $300,000 and $3,227,000, respectively. Amortization expense for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001 was $4,627,000, $2,878,000, $1,272,000 and $2,127,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following for continuing operations at December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002

Accrued wages, commissions, bonuses, and benefits	$2,747	$3,447
Accrued income taxes	204	590
Accrued Insurance	63	10
Other	1,357	2,100

	$4,371	$6,147

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

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the year ended December 31, 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, respectively: expected dividend yield of 0%; expected volatility of 84%, 72%, and 71%; risk-free interest rate of 3.84%, 4.28%, and 6.10%; and expected lives of 3.0 years for the year ended December 31, 2002, 5.0 years for the eight months ended December 31, 2001 and 5.5 years for the fiscal year ended April 30, 2001.  Using these assumptions, the fair value of options granted in the year ended December 31, 2002, the eight months ended December 31, 2001, and the fiscal year ended April 30, 2001 is approximately $53,000, $355,000 and $300,000, respectively, which would be amortized as compensation expense over the vesting period of the options.  No options were granted during calendar year 2003.

Had compensation cost for stock option grants in the fiscal years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	December 31, 2003	December 31, 2002	December 31, 2001	April 30, 2001

Net loss available to common stockholders, as reported	$(14,153)	$(45,694)	$(21,587)	$(6,434)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(265)	(400)	226	(1,783)

Net loss available to common stockholders, pro forma	$(14,418)	$(46,094)	$(21,361)	$(8,217)

Loss per common share:
Basic, as reported	$(1.52)	$(4.89)	$(2.31)	$(0.69)
Diluted, as reported	$(1.52)	$(4.89)	$(2.31)	$(0.69)

Basic, pro forma	$(1.54)	$(4.93)	$(2.29)	$(0.88)
Diluted, pro forma	$(1.54)	$(4.93)	$(2.29)	$(0.88)

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for continuing operations for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001 was $1,547,000, $1,489,000, $1,271,000 and $2,126,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2003 and 2002:

	December 31,
	2003	2002

Accrual at beginning of the year	$554	$926
Provision	1,547	1,489
Settlement	(1,462)	(1,861)
Adjustments to pre-existing liabilities	—	—

Accrual at end of year	$639	$554

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

Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements. See Note 10 for additional discussions.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.”  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS No. 146 was effective for exit or disposal activities of the Company that were initiated after December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and existing financial instruments at the beginning of the third quarter of

2003.  This statement sets standards for classification and measurement of certain financial instruments.  The adoption of SFAS No. 150 had no impact on the Company’s financial position or  results of operations.

In December 2003, the FASB issued a revision of FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity.  FIN 46 provides guidance for determining when an entity should consolidate a variable interest entity.  The interpretation is effective for periods ending after December 31, 2003.  The Company has no contractual relationship or other business relationship with a variable interest entity, and therefore the adoption will not have an effect on the consolidated results of operations or financial position.

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

	Eight months ended December 31, 2001	Eight months ended December 31, 2000 (unaudited)

	(in thousands)
Net Sales	$162,337	$157,647
Depreciation and amortization	3,809	3,923
Special charges and other operating expenses, net	6,376	—
Operating income	3,605	8,658
Interest expense, net	1,055	5,546
Income from continuing operations	28	5,123

6.          SPECIAL CHARGES

During the years ended December 31, 2003 and 2002 and the eight months ended December 31, 2001, the Company recorded special charges and other net operating expenses for asset impairments and the rationalization of certain operations, as follows (in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001

Towing Services:
Impairment of goodwill
Continuing operations	$—	$—	$4,582
Discontinued operations	—	—	6,196

	—	—	10,778
Impairment of long-lived assets
Discontinued operations	3,792	1,533	2,644
Special charges and rationalization of operations
Discontinued operations	—	8,658	—

	3,792	10,191	13,422
Towing and Recovery Equipment:
Impairment of goodwill
Continuing operations	—	—	564
Discontinued operations	—	—	916

	—	—	1,480
Impairment of long-lived assets
Continuing operations	—	—	1,230
Discontinued operations	1,113	1,637	540

	1,113	1,637	1,770

	$4,905	$11,828	$16,672

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

Impairment charges of $10,778,000 were recorded for the eight months ended December 31, 2001 to write-down the goodwill in certain towing services markets to their estimated fair value. Additionally, charges of $3,792,000, $10,191,000 and $2,644,000 were recorded for the years ended December 31, 2003 and 2002 and the eight months ended December 31, 2001 to write-down the carrying value of certain long-lived assets (primarily property and equipment) and other special changes in related markets to estimated fair value. The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of the goodwill associated with certain investments within its towing and recovery equipment segment. This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable. Impairment charges of $1,480,000 were recorded to reduce the carrying amounts of the goodwill to estimated fair value at December 31, 2001.  The Company recorded $1,113,000, $1,637,000 and $1,770,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment for the years ended December 31, 2003 and 2002 and the eight months ended December 31, 2001.

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

Had the Company applied the non-amortization of goodwill provisions of SFAS No. 142 in the eight months ended December 31, 2001, and the year ended April 30, 2001 reported net loss and basic and diluted loss per share would have been as follows (in thousands):

	December 31, 2001	April 30, 2001

Net loss:
As reported	$(21,587)	$(6,434)
Goodwill amortization
Continuing operations	602	906
Discontinued operations	421	650

Pro forma loss	$(20,564)	$(4,878)

Basic loss per share
As reported	$(2.31)	$(0.69)
Goodwill amortization
Continuing operations	0.06	0.10
Discontinued operations	0.05	0.06

Pro forma basic loss per share	$(2.20)	$(0.53)

Diluted loss per share
As reported	$(2.31)	$(0.69)
Goodwill amortization
Continuing operations	0.06	0.10
Discontinued operations	0.05	0.06

Pro forma diluted loss per share	$(2.20)	$(0.53)

8.          LONG-TERM OBLIGATIONS AND LINE OF CREDIT

Long-Term Obligations

Long-term obligations consisted of the following for continuing operations at December 31, 2003 and 2002 (in thousands):

	December 31,

	2003	2002

Outstanding borrowings under Senior Credit Facility	$13,448	$19,740
Outstanding borrowings under Junior Credit Secured Facility	16,743	14,431
Mortgage notes payable, weighted average interest rate of 4.40%, payable in monthly installments, maturing 2004 to 2011	1,304	1,500
Equipment notes payable, weighted average interest rate of 12.51%, payable in monthly installments, maturing 2004 to 2005	349	601
Other notes payable, weighted average interest rate of 5.56%, payable in monthly installments, maturing 2004 to 2006	133	186

	31,977	36,458
Less current portion	(2,050)	(35,244)

	$29,927	$1,214

The December 31, 2003 and 2002 figures do not include $10.4 million and $22.7 million, respectively, outstanding under the Senior Credit Facility relating to discontinued operations.  Obligations under the Senior Credit Facility are allocated to discontinued operations based on the assets used to determine borrowing availability for collateral reporting.  Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

2001 Credit Facility

Senior Credit Facility.  In July 2001, the Company entered into a new four year Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively. At December 31, 2003, $6.4 million and $0.5 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $17.0 million was outstanding under the senior term loan, and $16.7 million was outstanding under the subordinated secured facility.

The Senior Credit Facility has been amended several times, including most recently on December 24, 2003 in connection with the restructuring of all of the Company’s debt obligations.  As amended, the Senior Credit Facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan.  Borrowing availability under the revolving Senior Credit Facility is based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation.  Borrowings under the term loans are collateralized by substantially all of the Company’s property, plant, and equipment.  The Company is required to make monthly amortization payments on the first term loan of $167,000, but the amortization payments due on November 1, 2003, December 1, 2003, and January 1, 2004 were deferred until the maturity date.  The Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default under the Senior Credit Facility.

The Senior Credit Facility matures in July 2005. The Senior Credit Facility contains requirements relating to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the Senior Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Senior Credit Facility also contains requirements related to weekly and monthly collateral reporting.

Junior Credit Facility.  The $14.0 million Junior Credit Facility (the “Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility is secured by certain specified assets and by a second priority lien and security interest in substantially all of the Company’s other assets.  The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the facility at the time.  The Junior Credit Facility also contains provisions for the issuance of warrants for 0.5% of the outstanding shares of the Company’s common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of the Company’s common stock.  As amended, the Junior Credit Facility contains requirements for the maintenance of certain financial covenants.  It also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC purchased all of the outstanding debt of the Junior Credit facility in a series of transactions during the second half of 2003.  As part of its purchase of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of the Company’s common stock.

On November 24, 2003, Harbourside Investments, LLLP (Note 9) purchased from Contrarian 44.286% of the subordinated debt and the warrants.

The Junior Credit Facility originally matured on July 23, 2003.  In connection with the restructuring of the Company’s debt, the facility has been amended.  As amended, the Junior Credit Facility, under which $16.7 million in principal, interest and fees was outstanding at December 31, 2003, matures on July 31, 2005 and bears interest at an effective blended rate of 14.0%.

Default of Credit Facilities.  The Company’s failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility at its original July 23, 2003 maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions.  Additionally, the Company was in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003.  The Company was also in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file its Annual Report for the fiscal year ended December 31, 2002 prior to April 30, 2003.

Pursuant to the terms of the intercreditor agreement between the senior and junior lenders, the junior lender agent and the junior lenders were prevented from taking any enforcement action or exercising any remedies against the Company, its subsidiaries or its respective assets as a result of such events of default during a standstill period.  On July 29, 2003, the junior lender agent gave a notice of enforcement to the senior lender agent based upon the event of default for failure to repay the outstanding obligations under the Junior Credit Facility on the Junior Credit Facility’s maturity date.  On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the Senior Credit Facility, thereby preventing the junior agent and junior lenders from receiving any payments from the Company in respect of the Junior Credit Facility while such blockage notice remains in effect.

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

On April 1, 2003, the Company entered into the Sixth Amendment to Senior Credit Facility.  The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004.  The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

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

On October 31, 2003, the Company entered into a forbearance agreement with the lenders and the senior lender agent under the Senior Credit Facility, pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the Senior Credit Facility as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of the Company’s independent certified public accountants which is unqualified in any respect, as well as the event of default under the Senior Credit Facility caused by the event of default arising from such failure under the Junior Credit Facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the Junior Credit Facility; and (iii) the failure to fulfill certain financial covenants in the Junior Credit Facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the Senior Credit Facility.  The forbearance period under the forbearance agreement was to expire on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of the Company or any of its subsidiaries, and (z) the failure by the Company or any of its subsidiaries that are borrower parties under the Senior Credit Facility to perform the obligations under the Senior Credit Facility or the forbearance agreement.  Under the forbearance agreement, the senior lenders and the senior lender agent did not waive their rights and remedies with respect to the existing senior facility defaults, but agreed to forbear from exercising rights and remedies with respect to the existing senior facility defaults solely during the forbearance period.

Simultaneous with entering into the forbearance agreement on October 31, 2003, William G. Miller, the Chairman of the Board and Co-CEO of the Company, made a $2.0 million loan to the Company as a part of the Senior Credit Facility.  The loan to the Company and Mr. Miller’s participation in the Senior Credit Facility were effected by the seventh amendment to the credit agreement and a participation agreement between Mr. Miller and the Senior Credit Facility lenders.

On December 24, 2003, Mr. Miller increased his previous $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million.  These funds, along with additional funds from The CIT Group/Business Credit, Inc., were used to satisfy the obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the

Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan.  Mr. Miller’s portion of the loan is subordinated to that of CIT.

In conjunction with Mr. Miller’s increased participation, the Senior Credit Facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  As a result of this restructuring, all previously existing defaults under the Senior Credit Facility were waived, the interest rate was lowered by 2% to reflect a non-default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the Facility was increased by approximately $5.0 million.  The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above.  Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT.  In addition, the Company will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

In order to enter into this restructuring  of the Senior Credit Facility, CIT required that the junior lenders agree to extend the standstill and payment blockage periods, which were to expire at the end of April 2004, until July 31, 2005, which is after the July 23, 2005 maturity of the senior debt.  The junior facility lenders were unwilling to extend such standstill and payment blockage dates without  the conversion provisions described above having been committed to by the Company, subject only to shareholder approval of the conversion by Harbourside.  As a result, the restructuring of the senior debt facility and the conversion and exchange of subordinated debt and warrants described above were cross-conditioned upon each other and agreements effecting them were entered into simultaneously on December 24, 2003.

To effectuate the conversion and exchange of the subordinated debt and warrants, the Company entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003.  Pursuant to this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70% of the outstanding principal amount of the junior debt, approximately $9.75 million, convert the remaining 30% of the outstanding principal, plus all accrued interest and fees, into the Company’s common stock and convert the warrants into the Company’s common stock.  This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements.  The Binding Restructuring Agreement also outlined the terms for amending the Junior Credit Facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the Senior Credit Facility), to provide for an interest rate on the remaining debt of Contrarian at 18% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9%), to provide for financial covenants that match those of the Senior Credit Facility and to make other amendments to the Junior Credit Facility consistent with amendments made to the Senior Credit Facility as it was amended on December 24, 2003.  The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9% so that the Company would continue to pay an effective blended interest rate of 14% on the aggregate of the subordinated debt following the exchange transactions.  At the same time, Contrarian and Harbourside entered into an agreement with the senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

As of January 14, 2004, the Company entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the

Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found under the heading “—Recent Developments” and “Related Party Transactions”.  Under the amendment to the Junior Credit Facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the Senior Credit Facility, which had been substantially relaxed in the Company’s favor on December 24, 2003.

Future maturities of long-term obligations at December 31, 2003 are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total

2004	$2,050	$1,780	$3,830
2005	29,307	9,545	38,852
2006	142	—	142
2007	107	—	107
2008	110	—	110
Thereafter	261	—	261

	$31,977	$11,325	$43,302

9.          RELATED PARTY TRANSACTIONS

Subordinated Debt and Warrant Conversion

Harbourside Investments LLLP is a limited liability limited partnership of which several of the Company’s executive officers and directors are partners.  Specifically, William G. Miller is the general partner of, and controls, Harbourside.  Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 16% of the Company’s outstanding common stock.  Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, are all limited partners in Harbourside.  In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside.  These loans from Mr. Miller to the other executive officers are secured by pledges of their respective limited partnership interests to Mr. Miller.

As partners of Harbourside, each of Messrs. Miller, Badgley, Mish and Madonia indirectly received shares of common stock in exchange for the subordinated debt and warrants held by Harbourside.  As general partner of Harbourside, Mr. Miller has sole voting power over the shares of common stock that Harbourside received in the exchange.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Messrs. Miller and Badgley abstaining due to their personal interest in the transaction.  The transaction was subsequently approved by the Company’s shareholders at a meeting on February 12, 2004.  Other than the exchange, the Company has not engaged in any transactions with Harbourside.  Neither the Company nor Harbourside currently intend to engage in any other transactions in the future except as may be related to Harbourside’s continuing ownership of a portion of the subordinated debt.

On November 24, 2003, Harbourside purchased from Contrarian 44.286% of (1) the subordinated debt and (2) the warrants to purchase 186,028 shares of the Company’s common stock.  Contrarian had previously purchased all of the Company’s outstanding subordinated debt in a series of transactions during the second half of 2003.  As a result of this transaction,  Harbourside acquired (1) approximately

$6.13 million of the outstanding principal of subordinated debt plus accrued interest and fees attributable to this outstanding principal and (2) warrants to purchase an aggregate of 82,382 shares of the Company’s common stock, consisting of warrants to purchase up to 20,998 shares at an exercise price of $3.48 and 61,384 shares at an exercise price of $3.27.  Contrarian retained the remaining principal outstanding under the Junior Credit Facility, which is approximately $7.72 million, plus related interest and fees thereon of approximately $1.65 million, and the remaining warrants to purchase 103,646 shares of common stock.

On January 14, 2004, the Company entered into an exchange agreement with Harbourside, pursuant to which it later issued 583,556 shares of the Company’s common stock upon shareholder approval in exchange for approximately $1.8 million principal amount of, plus approximately $1.32 million of accrued interest and fees on, the outstanding subordinated debt and warrants to purchase 82,382 shares of the the Company’s common stock.

Under the Exchange Agreement, Harbourside retained 70% of the outstanding principal amount of the subordinated debt that it held and converted the remaining 30% of the outstanding principal amount of such debt plus all accrued interest and commitment fees thereunder into shares of the Company’s common stock.  Immediately prior to entering into the Exchange Agreement, Harbourside held approximately $7.45 million of the Company’s subordinated debt, consisting of approximately $6.13 million of outstanding principal and approximately $1.32 million of accrued interest and fees.  Harbourside continues to hold approximately $4.29 million principal amount of subordinated debt and converted approximately $3.16 million of the subordinated debt (30% of $6.13 million principal amount, plus approximately $1.32 million of accrued interest and fees) into 548,738 shares of the Company’s common stock.  In addition, Harbourside received 34,818 shares of the Company’s common stock in exchange for the warrants to purchase 82,382 shares of the Company’s common stock.

The subordinated debt was originally issued pursuant to that certain Amended and Restated Credit Agreement, dated July 23, 2001, as amended, by and among the Company and Miller Industries Towing Equipment, Inc., a Delaware corporation and Bank of America, N.A. in its capacity as a lender, and certain other financial institutions.  This Junior Credit Facility and the notes issued pursuant to it are subordinate to the Senior Credit Facility which was also entered into on July 23, 2001.  The subordinated debt had an original aggregate principal amount of $14.0 million bearing interest at the prime rate plus 6.0% per annum and at the time of Contrarian’s purchases had an outstanding principal amount of approximately $13.9 million bearing interest at the default rate of 14% per annum.  The original maturity date of the subordinated debt was July 23, 2003.  The total amount outstanding on the subordinated debt as of January 14, 2004, including accrued interest and commitment fees, was approximately $16.8 million with an interest rate of 14% per annum continuing to apply.

As a part of its purchases of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of the Company’s common stock.  The Company issued these warrants to the initial lenders under the Junior Credit Facility pursuant to a Warrant Agreement, dated July 23, 2001, by and among the Company and the initial lenders.  The 186,028 total consists of warrants issued in July 2002 for the purchase of 47,417 shares of the Company’s common stock at an exercise price of $3.48 and warrants issued in October 2003 for 138,611 shares of common stock at an exercise price of $3.27.  Other than these transactions relating to the subordinated debt and the warrants, which it purchased without the Company’s involvement, Contrarian has no relationship with the Company or Harbourside.

Senior Credit Facility

Simultaneously with entering into a forbearance agreement on October 31, 2003 with respect to the Senior Credit Facility, Mr. Miller made a $2.0 million loan to the Company as a part of the Senior Credit

Facility.  The loan to the Company and Mr. Miller’s participation in the Senior Credit Facility were effected by an amendment to the credit agreement and a participation agreement between Mr. Miller and the Senior Credit Facility lenders.

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million.  These funds, along with additional funds from The CIT Group/Business Credit, Inc.,  were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan.  Mr. Miller’s portion of the loan is subordinated to that of CIT.

In conjunction with Mr. Miller’s increased participation, the Senior Credit Facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  The senior lending group, consisting of CIT and Mr.Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above.  Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT.  In addition, the Company will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

10.           FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

In October 2001, the Company obtained interest rate swaps as required by terms in its Senior Credit Facility to hedge exposure to market fluctuations. The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%. The swaps expire annually from October 2002 to October 2004. Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset. The hedges were deemed to be fully effective resulting in a pretax loss of $12,000 recorded in Other Comprehensive Loss at December 31, 2001. Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest.  Subsequent to year end December 31, 2001, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge.  Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in February 2002 at a cost of $341,000. The resulting loss was recorded in Other Comprehensive Loss in February 2002 and is being reclassified to earning as interest expense over the term of the Senior Credit Facility.

As described in Note 8, the Junior Credit Facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of the Company’s common stock on July 2002 and up to an additional 1.5% in July 2003.  The warrants were valued as of July 2001 based on the estimated relative fair value using the Black Scholes model with the following assumptions:  risk-free rate of 4.9% estimated life of 7 years, 72% volatility and no dividend yield.  Accordingly, the Company has recorded a liability and makes periodic mark to market adjustments, which are reflected in the accompanying consolidated statement of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  At December 31, 2003, the related liability was $349,000 and is included in accrued liabilities in the accompanying consolidated financial statements.

As described in Note 9 – Related Party Transactions, subsequent to December 31, 2003, the warrants were exchanged for shares of the Company’s common stock and are no longer outstanding.

11.          STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2003, 2002 and 2001 were approximately 0.5 million, 0.5 million and 0.4 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the year ended April 30, 2001 is presented below (shares in thousands):

	December 31, 2003		December 31, 2002		December 31, 2001		April 30, 2001

	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding at Beginning of Period	761	$19.58	948	$19.49	789	$23.36	1,010	$32.61
Granted	—	—	28	3.37	175	3.38	100	6.11
Exercised	(1)	3.05	—	—	—-	——	(1)	11.67
Forfeited and cancelled	(15)	5.02	(215)	16.91	(16)	34.43	(320)	47.20

Outstanding at End of Period	745	$19.90	761	$19.58	948	$19.49	789	$23.36

Options exercisable at year end	714	$20.64	648	$22.22	646	$25.18	588	$25.76

Weighted average fair value of options granted		—		$1.88		$1.92		$3.60

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2003 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable

$ 3.05	-	$ 3.37	110	$3.13	7.2	79	$3.16
4.60	-	5.03	37	4.61	7.5	37	4.61
7.01	-	8.13	35	7.07	6.4	35	7.07
10.62	-	15.94	226	11.50	1.4	226	11.50
16.85	-	25.00	161	19.43	2.4	161	19.43
28.74	-	38.44	88	34.78	2.6	88	34.78
43.95	-	64.38	60	54.71	2.0	60	54.71
67.49	-	84.06	28	73.45	2.6	28	73.45

		Total	745	$19.90	3.2	714	$20.64

12.          COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases for continuing operations was $1,928,000, $2,729,000, $1,986,000 and $2,828,000, for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001, respectively.  Rental expense under these leases for discontinued operations was $2,011,000, $8,153,000, $6,437,000 and $10,925,000, for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001, and the fiscal year ended April 30, 2001, respectively.

At December 31, 2003, future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total

2004	$599	$2,800	$3,399
2005	420	1,527	1,947
2006	297	779	1,076
2007	215	241	456
2008	21	48	69

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

13.          INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The (benefit) provision for income taxes on income from continuing operations consisted of the following for the years ended December 31, 2003 and  2002, the eight months ended December 31, 2001 and the year ended April 30, 2001 (in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001	April 30, 2001

Current:
Federal	$839	$(256)	$1,203	$4,720
State	246	297	319	—
Foreign	131	533	388	190

	1,216	574	1,910	4,910

Deferred:
Federal	(290)	6,620	763	(179)
State	288	(177)	206	(21)
Foreign	2	191	(357)	67

	-0-	6,634	612	(133)

	$1,216	$7,208	$2,522	$4,777

The principal differences between the federal statutory tax rate and the income expense (benefit) from continuing operations for the years ended December 31, 2003 and 2002, the eight months ended December 31, 2001, and the year ended April 30, 2001 were as follows (in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001	April 30, 2001

Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.0%	5.5%	15.6%	(0.1)%
Non-deductible goodwill amortization and impairment charges	0.0%	0.0	49.9%	1.2%
Change in deferred tax asset valuation allowance	0.0%	26.1%	0.0%	0.0%
Excess of foreign tax over US tax on foreign income	0.0%	5.0%	0.5%	0.7%
Other	(1.0)%	(0.6)%	(1.1)%	(1.7)%

Effective tax rate	37.0%	70.0%	98.9%	34.1%

Deferred income tax assets and liabilities at December 31, 2003, 2002 and 2001 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 are as follows (in thousands):

	December 31,

	2003	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$377	$305	$1,149
Accruals and reserves	1,463	1,326	5,892
Federal net operating loss carryforward	10,078	8,118	15,776
Deductible goodwill and impairment charges	(22)	9,391	4,758
Other	1,957	272	1,545

Total deferred tax assets	13,853	19,412	29,120

Less valuation allowance	(9,001)	(13,601)	(7,111)

Net deferred tax asset	4,852	5,811	22,009
Deferred tax liabilities:
Property, plant, and equipment	4,852	5,811	7,454
Other	—	—	5,162

Total deferred tax liabilities	4,852	5,811	12,616
Net deferred tax asset	$—	$—	$9,393

Included in the Company’s noncurrent assets of discontinued operations at December 31, 2003 and 2002, is a net noncurrent deferred tax asset of $4.1 million and $7.2 million, respectively, relating primarily to tax deductible goodwill and reserves that are not deductible for tax purposes until paid.  In addition, the Company’s noncurrent liabilities of discontinued operations at December 31, 2003 and 2002, include noncurrent deferred tax liability of $0.2 million and $2.7 million, respectively, related primarily to differences in the book and tax bases of fixed assets.  The net deferred tax assets of $4.3 and $4.4 million have a full valuation allowance.

As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $28.2 million which will expire between 2004 and 2023.  While the majority of these loss carryforwards are associated with the Company’s discontinued operations, the Company has classified the related deferred tax asset and valuation allowance as a component of continuing operations since it believes it will be able to retain these tax attributes.  In addition, the Company had charitable contributions of $0.3 million that may be carried forward through 2007 and an AMT credit carryforward of approximately $0.2 million, which may be carried forward indefinitely.

A consolidated valuation allowance of $7.1 million related to rationalization of net operating loss carryforwards generated by the Company’s discontinued operations was established as of December 31, 2001. The allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters discussed in Note 2 indicate that it is more likely than not that certain future tax benefits will not be realized as a result of future taxable income.  At December 31, 2002, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $18.0 million.  The full valuation allowance against the Company’s net deferred tax asset from continuing and discontinuing operations was approximately $13.3 million at December 31, 2003.

As of December 31, 2003, the Company has state net operating loss carryforwards of approximately $87.3 million.  As the Company believes that realization of the benefit of these state losses is remote, it has not recorded deferred tax assets associated with these losses.

The Company received a tax refund of approximately $4.2 million during the quarter ended June 30, 2002, which was used to reduce the RoadOne revolver and cured the over-advance position that existed at that time.  An additional tax refund of $4.6 million was received during the quarter ended September 30, 2002, with proceeds used to further reduce the borrowings under the RoadOne revolver.

14.          PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

15.          EMPLOYEE BENEFIT PLANS

During 1996, the Company established a contributory retirement plan for all full-time employees with at least 90 days of service. Effective January 1, 1999, the Company split the plan into two identical plans by operating segment. As a result of the Company’s decision to dispose of its towing services operations the two separate plans were combined to form a consolidated plan effective January 1, 2003. These plans are designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401 (k) of the Internal Revenue Code.

These plans provide that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over a period of five years. Company contributions to the plans were not significant in 2003, 2002, and 2001.

16.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the twelve months ended December 31, 2003 and 2002 (in thousands, except per share data):

	Net Sales	Operating Income (Loss)	Loss From Discontinued Operations	Net Income (Loss)(a)		Basic Net Loss Per Share	Diluted Net Loss Per Share

Year ended December 31, 2003
First Quarter	$47,893	$3,310	$(2,302)	$(559)		$(0.06)	$(0.06)
Second Quarter	57,962	3,217	(2,136)	(493)		(0.05)	(0.05)
Third Quarter	50,322	1,439	(4,845)	(6,835	)(b)	(0.73)	(0.73)
Fourth Quarter	49,819	1,611	(6,940)	(6,266	)(b)	(0.68)	(0.68)

Total	$205,996	$9,577	$(16,223)	$(14,153)		$(1.52)	$(1.52)

Year ended December 31, 2002
First Quarter	$55,427	$4,202	$(2,398)	$(22,048	)(b)	$(2.36)	$(2.36)
Second Quarter	61,187	3,643	(1,836)	(342)		(0.04)	(0.04)
Third Quarter	54,776	2,066	(1,811)	(962)		(0.10)	(0.10)
Fourth Quarter	60,113	4,997	(20,920)	(22,342	)(b)	(2.39)	(2.39)

Total	$231,503	$14,908	$(26,965)	$(45,694)		$(4.89)	$(4.89)

(a)	The income tax provision (benefit) has been allocated by quarter based on the effective rate for the twelve months ended December 31, 2003 and 2002.
(b)	The results of operations reflect asset impairments and other special charges as discussed in Notes 6 and 7.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other		Accounts Written Off	Balance at End of Period

	(In Thousands)
Year ended April 30, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$6,509	3,845	(265	)(a)	(7,236)	$2,853

Eight months ended December 31, 2001: Deduction from asset accounts: Allowance for doubtful accounts	$2,853	1,262	—		(1,092)	$3,023

Year ended December 31, 2002 Deduction from asset accounts: Allowance for doubtful accounts	$576	564	—		(335)	$805

Year ended December 31, 2003 Deduction from asset accounts: Allowance for doubtful accounts	$805	492	—		(235)	$1,062

(a)	The other reduction to the allowance for doubtful accounts results from the dispositions of towing services markets in fiscal 2001.

S-1

	Balance at Beginning of Period	Charged to Expense	Claims	Balance at End of Period

	(In Thousands)
Year ended April 30, 2001:
Product Warranty Reserve:	$918	2,126	(2,156)	$888

Eight Months ended December 31, 2001:
Product Warranty Reserve:	$888	1,271	(1,233)	$926

Year ended December 31, 2002:
Product Warranty Reserve:	$926	1,489	(1,861)	$554

Year ended December 31, 2003:
Product Warranty Reserve:	$554	1,547	(1,462)	$639

	Balance at Beginning of Period	Additions(Reductions)	Balance at End of Period

	(In Thousands)
Eight Months ended December 31, 2001:
Deferred Tax Valuation Allowance:	$—	6,011	$6,011

Year ended December 31, 2002:
Deferred Tax Valuation Allowance:	$6,011	12,021	$18,032

Year ended December 31, 2003:
Deferred Tax Valuation Allowance:	$18,032	(4,733)	$13,299

Note:

The Allowance for Doubtful Accounts and Product Warranty Reserve tables above reflect activity for continuing operations for the years ended December 31, 2003 and 2002, and for consolidated operations for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2001.  The Deferred Tax Valuation Allowance table reflects consolidated operations for all periods presented.

S-2

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

MILLER INDUSTRIES, INC.

By:	/s/ Jeffrey I. Badgley

Jeffrey I. Badgley, President,
Co-Chief Executive Officer and Director

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

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of March, 2004.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors and Co-Chief Executive Officer

William G. Miller

/s/ Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director

Jeffrey I. Badgley

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

J. Vincent Mish

/s/ A. Russell Chandler, III	Director

A. Russell Chandler, III

/s/ Paul E. Drack	Director

Paul E. Drack

/s/ Richard H. Roberts	Director

Richard H. Roberts

EXHIBIT INDEX

21	Subsidiaries of the Registrant

23.1	Consent of Joseph Decosimo and Company, LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (see signature page)

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