Form 10-Q
period 2004-03-31
MILLER INDUSTRIES INC /TN/
filed 2004-05-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 30, 2004 was 10,697,919.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$2,954	$5,240
Accounts receivable, net of allowance for doubtful accounts of $1,268 and $1,062 at March 31, 2004 and December 31, 2003 respectively	34,196	37,990
Inventories, net	30,632	26,715
Prepaid expenses and other	3,358	1,783
Current assets of discontinued operations held for sale	14,218	23,757
Total current assets	85,358	95,485
PROPERTY, PLANT, AND EQUIPMENT, net	20,282	20,977
GOODWILL, net	11,619	11,619
PATENTS, TRADEMARKS, AND OTHER PURCHASED PRODUCT RIGHTS, net	357	392
OTHER ASSETS	1,911	1,391
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	1,733	1,954
	$121,260	$131,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$2,162	$2,050
Accounts payable	26,000	34,164
Accrued liabilities and other	6,476	4,371
Current liabilities of discontinued operations held for sale	19,172	23,764

Total current liabilities	53,810	64,349

LONG-TERM OBLIGATIONS, less current portion	23,393	29,927
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	7,067	9,545
COMMITMENTS AND CONTINGENCIES (Notes 8, 10 and 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 10,697,819 and 9,342,151 outstanding at March 31, 2004 and December 31, 2003 respectively	107	93
Additional paid-in capital	152,969	145,090
Accumulated deficit	(117,331)	(117,943)
Accumulated other comprehensive income	1,245	757
Total shareholders’ equity	36,990	27,997
	$121,260	$131,818

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

NET SALES:
Towing and Recovery Equipment	$46,158	$40,742
Towing Services	-	7,151
	46,158	47,893

COSTS AND EXPENSES:
Costs of operations
Towing and Recovery Equipment	39,370	34,815
Towing Services	-	5,430
	39,370	40,245

Selling, general and administrative expenses	4,459	4,338
Interest expense, net	1,044	754
Total costs and expenses	44,873	45,337

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,285	2,556
INCOME TAX PROVISION	185	814
INCOME FROM CONTINUING OPERATIONS	1,100	1,742
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(488)	(3,208)
Income tax provision (benefit)	-	(907)
Loss from discontinued operations	(488)	(2,301)
NET INCOME (LOSS)	$612	$(559)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.10	$0.19
Loss from discontinued operations	(0.04)	(0.25)
Basic income (loss) per common share	$0.06	$(0.06)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.10	$0.19
Loss from discontinued operations	(0.04)	(0.25)
Diluted income (loss) per common share	$0.06	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,696	9,341
Diluted	10,785	9,349

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$612	$(559)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Loss from discontinued operations	488	2,301
Depreciation and amortization	1,011	1,258
Provision for doubtful accounts	195	49
Issuance of non-employee director shares	328	-
Loss on disposals of property, plant, and equipment	-	39
Other	-	(38)

Changes in operating assets and liabilities:
Accounts receivable	3,914	6,955
Inventories	(3,382)	(4,772)
Prepaid expenses and other	(1,560)	(1,663)
Other assets	(396)	(49)
Accounts payable	(8,670)	1,147
Accrued liabilities and other	2,372	425
Net cash (used in) provided by operating activities from continuing operations	(5,088)	5,093
Net cash provided by (used in) operating activities from discontinued operations	603	(4,914)
Net cash (used in) provided by operating activities	(4,485)	179
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(63)	(102)
Proceeds from sale of property, plant and equipment	4	39
Proceeds from sale of business	2,503	—
Payments received on notes receivables	21	732
Net cash provided by investing activities from continuing operations	2,465	669
Net cash provided by investing activities from discontinued operations	209	1,832
Net cash provided by investing activities	2,674	2,501
FINANCING ACTIVITIES
Net borrowings (payments) under senior credit facility	851	2,780
Payments on long-term obligations	(509)	(756)
Additions to deferred financing costs	(209)	(135)
Termination of interest rate swap	24	—
Proceeds from the exercise of stock options	12	—
Net cash provided by financing activities from continuing operations	169	1,889
Net cash used in financing activities from discontinued operations	(2,139)	(3,261)
Net cash used in financing activities	(1,970)	(1,372)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(179)	667
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,960)	1,975
CASH AND TEMPORARY INVESTMENTS, beginning of period	5,240	2,097
CASH AND TEMPORARY INVESTMENTS,-DISCONTINUED OPERATIONS, beginning of period	2,154	1,752
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	480	1,691
CASH AND TEMPORARY INVESTMENTS, end of period	$2,954	$4,133
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt conversion	$7,669	$-
Cash payments for interest	$936	$1,193
Cash payments for income taxes	$132	$201

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented.  Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates.  Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.          Discontinued Operations

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the three months ended March 31, 2003, the Company disposed of substantially all of the assets in six towing service markets, as well as assets remaining from other markets of its towing services segment.  Total proceeds from the sales were $1.7 million which included $1.5 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $1.0 million.  Subsequent to March 31, 2003, the Company disposed of assets in the last remaining towing services market.  As of March 31, 2004 there are miscellaneous assets remaining from previous towing services market sales.

During the three months ended March 31, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  The Company sold three distributor locations during the three months ended March 31, 2004.  Total proceeds from these sales were approximately $2.1 million in cash and $0.4 million in subordinated notes receivable.  In accordance with the board of directors decision to divest of the distribution group, the Company has entered into negotiations for the disposition of all of the five remaining locations of the distribution group.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.  All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at March 31, 2004 and December 31, 2003.  The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003, have been reclassified from discontinued operations to continuing operations given the Company's significant continuing involvement in the operations of the disposal components via a consulting agreement and the Company's ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.  The Company applied this change retroactively by adjusting the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the period ended March 31, 2003 as outlined below:

	Three Months Ended March 31, 2003
	As Previously Reported	Adjustments	As Adjusted
Net sales	$40,742	$7,151	$47,893

Cost and expenses: Costs of operations Selling, general and administrative expenses	34,815 3,882	5,430 456	40,245 4,338

Interest expense, net	754	-	754

Total costs and expense	39,451	5,886	45,337

Income from continuing operations before income taxes	1,291	1,265	2,556
Income tax provision	333	481	814
Income from continuing operations	958	784	1,742

Discontinued operations:
Loss from discontinued operations, before income tax	(1,942)	(1,266)	(3,208)
Income Tax (benefit) provision	(425)	(482)	(907)
Loss from discontinued operations, net of taxes	(1,517)	(784)	(2,301)

Net loss	$(559)	$-	$(559)

Basic loss per common share: Income (loss) from continuing operations	$0.10	$0.09	$0.19
Loss from discontinued operations	(0.16)	(0.09)	(0.25)
Basic loss	$(0.06)	$-	$(0.06)

Diluted loss per common share: Income (loss) from continuing operations	$0.10	$0.09	$0.19
Loss from discontinued operations	(0.16)	(0.09)	(0.25)
Diluted loss	$(0.06)	$-	$(0.06)

Weighted average shares outstanding:
Basic	9,341		9,341
Diluted	9,349		9,349

	Three Months Ended March 31, 2003
	As Previously Reported	Adjustments	As Adjusted
Operating Activities:
Net loss	$(559)	$-	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	1,517	784	2,301
Depreciation and amortization	1,258	-	1,258
Provision for doubtful accounts	49	-	49
(Gain) Loss on disposals of property, plant and equipment	39	-	39
Other	(38)	-	(38)
Changes in operating assets and liabilities:
Accounts receivable	6,965	(10)	6,955
Inventories	(4,772)	-	(4,772)
Prepaid expenses and other	(1,694)	31	(1,663)
Other assets	(13)	(36)	(49)
Accounts Payable	975	172	1,147
Accrued liabilities and other	(231)	656	425
Net cash provided by operating activities from continuing operations	3,496	1,597	5,093
Net cash used in operating activities from discontinued operations	(3,317)	(1,597)	(4,914)
Net cash provided by operating activities	179	-	179

Investing Activities:
Purchases of property, plant and equipment	(102)	-	(102)
Proceeds from the sale of property, plant and equipment	39	-	39
Payments received on notes receivable	732	-	732
Net cash provided by investing activities from continuing operations	669	-	669
Net cash provided by investing activities from discontinued operations	1,832	-	1,832
Net cash provided by investing activities	2,501	-	2,501

Financing Activities:
Net (payments) borrowings under senior credit facility	2,780	-	2,780
Payments on long-term obligations	(699)	(57)	(756)
Additions to deferred financing costs	(135)	-	(135)

Net cash (used in) provided by financing activities from continuing operations	1,946	(57)	1,889
Net cash used in financing activities from discontinued operations	(3,318)	57	(3,261)
Net cash used in financing activities	(1,372)		(1,372)
Effect of Exchange Rate Changes on Cash and Temporary Investments	667	-	667

Net Change in Cash and Temporary Investments	1,975	-	1,975
Cash and Temporary Investments, beginning of period	2,097	-	2,097
Cash and Temporary Investments - Discontinued Operations – beginning of period	1,752	-	1,752
Discontinued Operations – end of period	1,691	-	1,691
Cash and Temporary Investments – end of period	$4,133	$-	$4,133

The operating results for the discontinued operations of the towing services segment and the distributor group for the three months ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$15,009	$-	$15,009	$16,615	$4,268	$20,883

Operating loss	$(140)	$(79)	$(219)	$(34)	$(2,224)	$(2,258)

Loss from discontinued operations	$(397)	$(91)	$(488)	$(775)	$(1,526)	$(2,301)

The following assets and liabilities are reclassified as held for sale at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004			December 31, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Cash and temporary investments	$470	$10	$480	$2,154	$-	$2,154

Accounts receivable, net	1,930	1,071	3,001	3,603	1,150	4,753

Inventories	7,945	-	7,945	14,266	–	14,266

Prepaid expenses and other current assets	365	2,427	2,792	157	2,427	2,584

Current assets of discontinued operations held for sale	$10,710	$3,508	$14,218	$20,180	$3,577	$23,757

Property, plant and equipment	$8	$1,725	$1,733	$22	$1,932	$1,954

Noncurrent assets of discontinued operations held for sale	$8	$1,725	$1,733	$22	$1,932	$1,954

Current portion of long-term debt	$698	$922	$1,620	$852	$928	$1,780

Accounts payable	2,158	8,265	10,423	3,644	8,416	12,060

Accrued liabilities and other	2,240	4,889	7,129	4,792	5,132	9,924

Current liabilities of discontinued operations held for sale	$5,096	$14,076	$19,172	$9,288	$14,476	$23,764

Long-term debt	$7,067	$-	$7,067	$9,094	$451	$9,545

Noncurrent liabilities of discontinued operations held for sale	$7,067	$-	$7,067	$9,094	$451	$9,545

3.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in 92,000 and 8,000 potential dilutive common shares for the three months ended March 31, 2004 and 2003.

4.           Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Chassis	$3,243	$4,286
Raw Materials	13,270	10,253
Work in process	8,522	7,892
Finished goods	5,597	4,284
	$30,632	$26,715

5.            Special Charges and Other Expenses

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its towing services and towing equipment businesses to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  The Company also reviewed the carrying values of goodwill associated with certain investments within its towing and recovery equipment segment.  This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable.  Charges of $2,071,000 were recorded during fiscal 2003 to write-down the carrying value of certain long-lived assets in the towing services segment.  The related charges have been included in the loss from discontinued operations in the accompanying financial statements.

6.           Long-Term Obligations

2001 Credit Facility

Senior Credit Facility.  In July 2001, the Company entered into a new four year Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lenders to replace the existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company's towing and recovery equipment segment and RoadOne segment, respectively. At March 31, 2004, $5.4 million and $0.1 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $16.7 million was outstanding under the senior term loan, and $9.7 million was outstanding under the subordinated secured facility.

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

Junior Credit Facility.  The $14.0 million Junior Credit Facility (the "Junior Credit Facility") is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility is secured by certain specified assets and by a second priority lien and security interest in substantially all of the Company’s other assets.  The Junior Credit Facility contains requirements for certain fees to be paid at six month intervals beginning in January 2002 based on the outstanding balance of the facility at the time.  The Junior Credit Facility also contains provisions for the issuance of warrants for 0.5% of the outstanding shares of the Company’s common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of the Company’s common stock.  As amended, the Junior Credit Facility contains requirements for the maintenance of certain financial covenants.  It also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

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

Default of Credit Facilities.  The Company's failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility at its original July 23, 2003 maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions.  Additionally, the Company was in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003.  The Company was also in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file its Annual Report for the fiscal year ended December 31, 2002 prior to April 30, 2003.

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

On April 1, 2003, the Company entered into the Sixth Amendment to Senior Credit Facility.  The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004.  The amountof availability that can be generated forused inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

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

As of January 14, 2004, the Company entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found in Note 7 - “Related Party Transactions”.  Under the amendment to the Junior Credit Facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the Senior Credit Facility, which had been substantially relaxed in the Company’s favor on December 24, 2003.

7.           Related Party Transactions

Subordinated Debt and Warrant Conversion

Harbourside Investments, LLLP is a limited liability limited partnership of which several of the Company’s executive officers and directors are partners.  Specifically, William G. Miller is the general partner of, and controls, Harbourside.  Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 16% of the Company’s outstanding common stock.  Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, are all limited partners in Harbourside.  In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside.  These loans from Mr. Miller to the other executive officers are secured by pledges of their respective limited partnership interests to Mr. Miller.

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

On November 24, 2003, Harbourside purchased from Contrarian 44.286% of (i) the subordinated debt and (ii) the warrants to purchase 186,028 shares of the Company’s common stock.  Contrarian had previously purchased all of the Company’s outstanding subordinated debt in a series of transactions during the second half of 2003.  As a result of this transaction,  Harbourside acquired (x) approximately $6.13 million of the outstanding principal of subordinated debt plus accrued interest and fees attributable to this outstanding principal and (y) warrants to purchase an aggregate of 82,382 shares of the Company’s common stock, consisting of warrants to purchase up to 20,998 shares at an exercise price of $3.48 and 61,384 shares at an exercise price of $3.27.  Contrarian retained the remaining principal outstanding under the Junior Credit Facility, which is approximately $7.72 million, plus related interest and fees thereon of approximately $1.65 million, and the remaining warrants to purchase 103,646 shares of common stock.

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

As a part of its purchases of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of the Company's common stock.  The Company issued these warrants to the initial lenders under the Junior Credit Facility pursuant to a Warrant Agreement, dated July 23, 2001, by and among the Company and the initial lenders.  The 186,028 total consists of warrants issued in July 2002 for the purchase of 47,417 shares of the Company’s common stock at an exercise price of $3.48 and warrants issued in October 2003 for 138,611 shares of common stock at an exercise price of $3.27.  Other than these transactions relating to the subordinated debt and the warrants, which it purchased without the Company's involvement, Contrarian has no relationship with the Company or Harbourside.

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

Stock Issuance to Non-Employee Directors

In accordance with the Non-Employee Director Stock Plan approved by the shareholders on February 12, 2004, the Company’s three non-employee directors were issued 33,966 shares of common stock based on the closing share price on that date.  The non-employee directors have all of the rights of a shareholder with respect to such common stock.  Going forward each non-employee director serving as such on January 1 of a year shall receive an award of a number of shares determined by dividing $25,000 by the closing price of the Company’s common stock on the first day of such calendar year that the stock is traded.  The Plan shall terminate on the day prior to the tenth anniversary of the effective date of the February 18, 2003.

8.       Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.  There were no grants in the three months ended March 31, 2004 or 2003.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003

Net income (loss) available to common stockholders, as reported	$612	$(559)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(82)
Net income (loss) available to common stockholders, pro forma	$591	$(641)
Income (loss) per common share: Basic and diluted, as reported	$0.06	$(0.06)
Basic and diluted, pro forma	$0.05	$(0.07)

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

11.       Recent Accounting Pronouncements

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

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Recent Developments

New York Stock Exchange Listing Standards

We received notification from the New York Stock Exchange (“NYSE”) on June 26, 2003 that, based on market information and information in the Company’s recent public filings, we were not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  Our shareholders’ equity was $40.7 million, as of June 30, 2003, $33.4 million as of September 30, 2003, $28.0 million as of December 31, 2003, and $37.0 million as of March 31, 2004.  As of March 31, 2004, we had a 30-day average market capitalization of $89.1 million.

We compiled a three-pronged plan for regaining compliance with the continued listing standards.  Our plan is to restructure our bank facilities and rationalize the timing of our debt service, dispose of our remaining RoadOne and distributor operations within the time period specified and focus all of our resources, manpower as well as financial, on returning the manufacturing operations to their historically profitable levels.  In September 2003, we were notified that the NYSE accepted the plan to regain compliance with the NYSE's continued listing standards related to shareholders' equity and market capitalization within an eighteen month timeframe.  With the approval by shareholders of the conversion of a portion of the subordinated debt into common stock, we completed the restructuring of its debt facilities.  We have also disposed of the remainder of our RoadOne operations and are in the process of disposing of the distributors.  During this timeframe, we will be subject to quarterly monitoring for compliance by the NYSE.

Discontinued Operations

During the year ended December 31, 2002, our management and our board of directors made the decision to divest of the remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets for the towing services segment and the distribution group are considered a "disposal group" and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

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

Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, we ceased to amortize goodwill.  In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  For further detail of our impairment review and related write downs, See Note 5 to the Consolidated Financial Statements.

Warranty Reserves.

We estimate expense for product warranty claims at the time products are sold.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  We review trends of warranty claims and take actions to improve product quality and minimize warranty claims.  We believe the warranty reserve is adequate; however; actual claims incurred could differ from the original estimates, requiring adjustments to the accrual.

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

Results of Operations--Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Continuing Operations

Net sales of continuing operations for the three months ended March 31, 2004, decreased 3.6% to $46.2 million from $47.9 million for the comparable period in 2003.  Net sales for the towing and recovery equipment segment increased to $46.2 million for the three months ended March 31, 2004 from $40.7 million for the comparable prior year period.  The increase is primarily the result of overall improvements in market conditions, including increase in demand coupled with increases in production levels.  Net sales for the towing services segment were $0.0 million for the 2004 period compared to $7.2 million for the comparable prior year period as the remaining towing services entities were sold in June 2003.

Costs of operations of continuing operations for the three months ended March 31, 2004, decreased 2.2% to $39.4 from $40.2 million for the comparable period in 2003.  Cost of operations for the towing and recovery equipment segment increased $4.6 million from $34.8 million for the three months ended March 31, 2003 to $39.4 million for the comparable current year period.  Cost of operations decreased slightly as a percentage of sales from 85.5% to 85.3%.  Changes in cost of operation are attributed to the volume increase described above.

Towing services revenues and cost of operations reflect the change in status of certain towing services markets which were sold in June, 2003.  (See Note 2).  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

Selling, general, and administrative expenses for the three months ended March 31, 2004, increased slightly to $4.5 million from $4.3 million for the three months ended March 31, 2003.

Net interest expense increased $0.2 million to $1.0 million for the three months ended March 31, 2004 from $0.8 million for the three months ended March 31, 2003 as a result of commitment fees charged in conjunction with the maturity of the junior facility in July 2003.

The provision for income taxes for continuing operations for the three months ended March 31, 2004 reflects the combined effective US federal and state tax rate of 14.4%, net of tax benefit related to our foreign tax liability.  The provision for the three months ended March 31, 2003 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $5.9 million to $15.0 million for the three months ended March 31, 2004 from $20.9 million for the three months ended March 31, 2003.  Net sales of the distribution group were $15.0 million for the three months ended March 31, 2004 compared to $16.6 million for the three months ended March 31, 2003. Revenues were negatively impacted by the disposition of three distribution operations during the quarter.  Net sales for the towing and recovery services segment were $0.0 million for the three months ended March 31, 2004 compared to $4.3 million for the three months ended March 31, 2003.  Revenues of the towing services segment decreased as all remaining towing services markets were sold by the end of calendar 2003.

Cost of sales as a percentage of net sales for the distribution group was 93.4% for the three months ended March 31, 2004 compared to 93.5% for the three months ended March 31, 2003.  Cost of sales for the towing services segment was 0.0% for the three months ended March 31, 2004 compared to 81.4% for the three months ended March 31, 2003.  As explained above, all towing services operations have been sold.

Selling, general and administrative expenses as a percentage of sales was 7.5% for the distribution group and 0.0% for the towing services segment for the three months ended March 31, 2004 compared to 6.0% and 47.4% respectively, for the three months ended March 31, 2003.  Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as the Company continues to sell distribution locations.

Net interest expense of discontinued operations decreased $0.7 million from $1.0 million for the three months ended March 31, 2003 to $0.3 million for the three months ended March 31, 2004 as a result of decreased borrowings under our RoadOne revolving credit facility.

Liquidity and Capital Resources

Cash used in operating activities was $4.5 million for the three months ended March 31, 2004, compared to $0.2 million provided by operating activities for the comparable period of 2003.  The cash used in operating activities for the three months ended March 31, 2004 was primarily due to decreases in inventory and accounts payable, offset by decreases in accounts receivable.

Cash provided by investing activities was $2.7 million for the three months ended March 31, 2004, compared to $2.5 million provided by investing activities for the comparable period in 2003.  The cash provided by investing activities was primarily due to the sale of distribution operations.

Cash used in financing activities was $2.0 million for the three months ended March 31, 2004 and $1.4 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under our credit facilities and other outstanding long-term debt and capital lease obligations.

Our primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, we have financed its operations and growth from internally generated funds and debt financing.

Credit Facilities

Senior Credit Facility.

In July 2001, we entered into a new four year senior credit facility with a syndicate of lenders to replace our then existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the senior credit facility and amended to provide for a $14.0 million subordinated secured facility. The senior credit facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne segment, respectively. At March 31, 2004, $5.4 million and $0.1 million, respectively were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $16.7 million was outstanding under the senior term loan, and $9.7 million was outstanding under the subordinated secured facility.

The senior credit facility has been amended several times, including most recently on December 24, 2003 in connection with the restructuring of all our debt obligations.  As amended, the senior credit facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan.  Borrowing availability under the revolving senior credit facility is based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation.  Borrowings under the term loans are collateralized by our property, plant, and equipment.  We are required to make monthly amortization payments on the first term loan of $167,000, but the amortization payments due on November 1, 2003, December 1, 2003, and January 1, 2004 were deferred until the maturity date.  The senior credit facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or the required lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default under the senior credit facility, provided, however, that during the forbearance period the senior credit facility bears interest at the prime rate (as defined) plus 2.75% in accordance with the terms of the forbearance agreement.

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

On November 24, 2003, Harbourside Investments, LLLP (Note 7) purchased from Contrarian 44.286% of the subordinated debt and the warrants.

The junior credit facility originally matured on July 23, 2003.  In connection with the restructuring of our debt, the facility has been amended.  As amended, the junior credit facility, under which $16.7 million in principal, interest and fees was outstanding at December 31, 2003, matures on July 31, 2005 and bears interest at an effective blended rate of 14.0%.

Default of Credit Facilities.

Our failure to repay all outstanding principal, interest and any other amounts due and owing under the junior credit facility at the original July 23, 2003 maturity date constituted an event of default under the junior credit facility and also triggered an event of default under the senior credit facility cross-default provisions.  Additionally, we were in default of the EBITDA covenant under the junior credit facility only for the first quarter of calendar 2003.  We were also in default under both the senior and junior credit facility as a result of the “going concern” explanatory paragraph included in the auditors’ report as well as the failure to file our Annual Report prior to April 30, 2003.

Pursuant to the terms of the intercreditor agreement between the senior and junior lenders, the junior lender agent and the junior lenders were prevented from taking any enforcement action or exercising any remedies against us, our subsidiaries or our respective assets in respect of such event of default during a standstill period.  On July 29, 2003, the junior lender agent gave a notice of enforcement to the senior lender agent based upon the event of default for failure to repay the outstanding obligations under the junior credit facility on the junior credit facility’s maturity date.  On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the senior credit facility, thereby preventing the junior agent and junior lenders from receiving any payments from us in respect of the junior credit facility while such blockage notice remains in effect.

2003 Amendments

On February 28, 2003, we entered into the Fifth Amendment to the senior credit facility.  Pursuant to the Fifth Amendment, the date upon which the amount of certain used inventory taken in trade for collateral purposes is reduced to $-0- was extended from February 28, 2003 to March 31, 2003.  In addition, the Fifth Amendment revised the RoadOne revolving commitment reducing the amount to $9.0 million at February 28, 2003 and $-0- as of March 31, 2003.

On April 1, 2003, we entered into the Sixth Amendment to senior credit facility.  The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004.  The amountof availability that can be generated forused inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

Subsequent to April 1, 2003, we were in default under certain covenants under our senior and junior credit facility agreements.  Accordingly, amounts outstanding under these facilities were presented as current liabilities in the December 31, 2002 consolidated balance sheet.  Our bank facilities are collateralized by liens on all of our assets. The liens give the lenders the right to foreclose on our assets under certain defined events of default and such foreclosure could allow the lenders to gain control of our operations.

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

To effectuate the conversion and exchange of the subordinate debt and warrants, we entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003.  Pursuant to this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70% of the outstanding principal amount, approximately $9.75 million, convert the remaining 30% of the outstanding principal, plus all accrued interest and fees, into our common stock and convert the warrants into our common stock.  This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements.  The Binding Restructuring Agreement also outlined the terms for amending the junior credit facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the senior credit facility), to provide for an interest rate on the remaining debt of Contrarian at 18% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9%), to provide for financial covenants that match those of the senior credit facility and to make other amendments to the junior credit facility consistent with amendments made to the senior credit facility as it was amended on December 24, 2003.  The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9% so that we would continue to pay an effective blended interest rate of 14% on the aggregate of the subordinated debt following the exchange transactions.  At the same time, Contrarian and Harbourside entered into an agreement with the senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

As of January 14, 2004, we entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found in Note 7 - “Related Party Transactions”.  Under the amendment to the junior credit facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the senior credit facility, which had been substantially relaxed in our favor on December 24, 2003.

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.6 million of mortgage notes payable, equipment notes payable and other long-term obligations at March 31, 2004.  We also had approximately $5.8 million in non-cancellable operating lease obligations, $4.5 million of which relates to truck and building leases of discontinued operations.

Certain statements in this Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks referenced herein and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, filed on March 26, 2004, and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of our substantial indebtedness.  We caution that such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

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

PART II.       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company commenced an action against Oshkosh Truck Corp. in Federal District Court in Wisconsin on May 6, 2004 to enforce its rights under a confidentiality agreement entered into with Oshkosh in connection with discussions that were held in late 2003 regarding a potential business transaction.  The Company believes that its proprietary, confidential information has been used and will continue to be used for purposes not allowed under such agreement.  It has brought suit to protect its rights in its information, including those rights under the agreement, and to seek damages for any violations of its rights that may be found to have occurred, or which may occur.  The extent of the misuse of the Company’s information is not known at this time.

In addition, the Company is, from time to time, a party to litigation arising in the normal course of its business.  Litigation is subject to various inherent uncertainties, and it is possible that some of these matters could be resolved unfavorably to the Company, which could result in substantial damages against the Company.  The Company has established accruals for matters that are probable and reasonably estimable and maintains product liability and other insurance that management believes to be adequate.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of available insurance coverage and accruals will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Thursday, February 12, 2004 in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

  Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

	For	Withheld
Jeffrey L. Badgley	8,594,183	61,927
Russell Chandler III	8,594,183	61,927
Paul A. Drack	8,594,183	61,927
William G. Miller	8,594,183	61,927
Richard H. Roberts	8,594,183	61,927

  Approved a Non-Employee Director Stock Plan by a vote of 5,457,447 FOR, 426,660 AGAINST and 9,762 ABSENTIONS.  There were no broker non-votes on this matter.

   Approved an Exchange Proposal, which entailed the issuance of shares of our Common Stock to an entity owned by certain executive officers of the Company in exchange for subordinated notes and warrants of the Company by a vote of 5,713,611 FOR; 165,818 AGAINST and 14,441 ABSENTIONS.  There were no broker non-votes on this matter.

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

(b)	Reports on Form 8-K – The Registrant filed reports on Form 8-K on January 27, 2004 and March 23, 2004.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:    May 14, 2004