Form 10-Q
period 2004-06-30
MILLER INDUSTRIES INC /TN/
filed 2004-08-11
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
Commission File No. 0-24298

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               ☒ Yes               ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
               ☐ Yes               ☒ No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 30, 2004 was 11,179,379.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$3,418	$5,240
Accounts receivable, net of allowance for doubtful accounts of $1,388 and $1,062 at June 30, 2004 and December 31, 2003 respectively	39,608	37,990
Inventories, net	32,288	26,715
Prepaid expenses and other	2,876	1,783
Current assets of discontinued operations held for sale	15,045	23,757
Total current assets	93,235	95,485
PROPERTY, PLANT, AND EQUIPMENT, net	19,414	20,977
GOODWILL, net	11,619	11,619
OTHER ASSETS	2,127	1,783
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	1,665	1,954
	$128,060	$131,818
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$2,240	$2,050
Accounts payable	30,404	34,164
Accrued liabilities and other	6,346	4,371
Current liabilities of discontinued operations held for sale	18,805	23,764
Total current liabilities	57,795	64,349
LONG-TERM OBLIGATIONS, less current portion	21,516	29,927
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	5,965	9,545
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,178,129 and 9,342,151 outstanding at June 30, 2004 and December 31, 2003, respectively	111	93
Additional paid-in capital	157,286	145,090
Accumulated deficit	(115,578)	(117,943)
Accumulated other comprehensive income	965	757
Total shareholders’ equity	42,784	27,997
	$128,060	$131,818

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

NET SALES:
Towing and Recovery Equipment	$59,648	$51,161	$105,807	$91,903
Towing Services	—	6,801	—	13,952
	59,648	57,962	105,807	105,855

COSTS AND EXPENSES:
Costs of operations
Towing and Recovery Equipment	50,952	44,234	90,323	79,050
Towing Services	—	5,188	—	10,618
	50,952	49,422	90,323	89,668

Selling, general and administrative expenses	5,369	4,641	9,828	8,978
Loss on disposition	—	682	—	682
Interest expense, net	1,234	685	2,278	1,439
Total costs and expenses	57,555	55,430	102,429	100,767

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,093	2,532	3,378	5,088
INCOME TAX PROVISION	18	889	204	1,703
INCOME FROM CONTINUING OPERATIONS	2,075	1,643	3,174	3,385

DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(322)	(3,035)	(809)	(6,243)
Income tax provision (benefit)	—	(899)	—	(1,805)
Loss from discontinued operations	(322)	(2,136)	(809)	(4,438)
NET INCOME (LOSS)	$1,753	$(493)	$2,365	$(1,053)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.19	$0.18	$0.29	$0.36
Loss from discontinued operations	(0.03)	(0.23)	(0.07)	(0.47)
Basic income (loss) per common share	$0.16	$(0.05)	$0.22	$(0.11)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.19	$0.18	$0.29	$0.36
Loss from discontinued operations	(0.03)	(0.23)	(0.07)	(0.47)
Diluted income (loss) per common share	$0.16	$(0.05)	$0.22	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,883	9,341	10,789	9,341
Diluted	10,909	9,346	10,895	9,348

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$2,365	$(1,053)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Loss from discontinued operations	809	4,438
Depreciation and amortization	2,114	2,515
Provision for doubtful accounts	399	98
Issuance of non-employee director shares	328	—
Loss on disposals of property, plant, and equipment	20	39
Loss on disposition of business	—	682
Other	—	(35)

Changes in operating assets and liabilities:
Accounts receivable	(1,853)	3,510
Inventories	(5,265)	(5,710)
Prepaid expenses and other	(1,080)	(1,058)
Other assets	(356)	(11)
Accounts payable	(4,101)	3,366
Accrued liabilities and other	2,292	(138)
Net cash (used in) provided by operating activities from continuing operations	(4,328)	6,643
Net cash used in operating activities from discontinued operations	(737)	(7,277)
Net cash used in operating activities	(5,065)	(634)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(124)	(894)
Proceeds from sale of property, plant and equipment	14	41
Proceeds from sale of business	2,503	3,645
Payments received on notes receivables	54	751
Net cash provided by investing activities from continuing operations	2,447	3,543
Net cash provided by investing activities from discontinued operations	273	2,556
Net cash provided by investing activities	2,720	6,099
FINANCING ACTIVITIES
Net (payments) borrowings under senior credit facility	(300)	1,810
Payments on long-term obligations	(1,180)	(1,393)
Borrowings under long-term obligations	—	75
Additions to deferred financing costs	(304)	(299)
Termination of interest rate swap	48	49
Proceeds from issuance of Common Stock	4,320	—
Proceeds from the exercise of stock options	14	—
Net cash provided by financing activities from continuing operations	2,598	242
Net cash used in financing activities from discontinued operations	(3,412)	(5,807)
Net cash used in financing activities	(814)	(5,565)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(333)	1,447
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,492)	1,347
CASH AND TEMPORARY INVESTMENTS, beginning of period	5,240	2,097
CASH AND TEMPORARY INVESTMENTS,-DISCONTINUED OPERATIONS, beginning of period	2,154	1,752
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	484	1,403
CASH AND TEMPORARY INVESTMENTS, end of period	$3,418	$3,793
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt conversion	$7,699	$—
Cash payments for interest	$2,150	$2,872
Cash payments for income taxes	$285	$357

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.  Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates.  Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Discontinued Operations

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the six months ended June 30, 2003, the Company disposed of substantially all of the assets in six towing service markets, as well as assets remaining from other markets of its towing services segment.  Total proceeds from the sales were $1.7 million which included $1.5 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $1.0 million.  Subsequent to June 30, 2003, the Company disposed of assets in the last remaining towing services market.  As of June 30, 2004 there are miscellaneous assets remaining from previous towing services market sales.

During the six months ended June 30, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  The Company sold three distributor locations during the six months ended June 30, 2004.  Total proceeds from these sales were approximately $2.1 million in cash and $0.4 million in subordinated notes receivable.  Subsequent to June 30, 2004, the Company sold one distributor location with total proceeds of $1.1 million.  In accordance with the board of directors decision to divest of the distribution group, the Company has entered into negotiations for the disposition of all of the four remaining locations of the distribution group.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.  All assets and liabilities, and results of operations associated with these assets, have been separately presented in the accompanying financial statements at June 30, 2004 and December 31, 2003.  The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003, have been reclassified from discontinued operations to continuing operations given the Company’s significant continuing involvement in the operations of the disposal components via a consulting agreement and the Company’s ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and six months ended June 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$9,639	$—	$9,639	$15,085	$3,250	$18,335

Operating loss	$(286)	$(36)	$(322)	$(64)	$(1,063)	$(1,127)

Loss from discontinued operations	$(286)	$(36)	$(322)	$(1,283)	$(853)	$(2,136)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$24,648	$—	$24,648	$31,700	$14,669	$46,369

Operating loss	$(683)	$(126)	$(809)	$(97)	$(1,025)	$(1,122)

Loss from discontinued operations	$(683)	$(126)	$(809)	$(2,058)	$(2,380)	$(4,438)

The following assets and liabilities are reclassified as held for sale at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004			December 31, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Cash and temporary investments	$484	$—	$484	$2,154	$—	$2,154

Accounts receivable, net	2,155	1,034	3,189	3,603	1,150	4,753

Inventories	8,664	—	8,664	14,266	—	14,266

Prepaid expenses and other current assets	280	2,428	2,708	157	2,427	2,584

Current assets of discontinued operations held for sale	$11,583	$3,462	$15,045	$20,180	$3,577	$23,757

Property, plant and equipment	$23	$1,642	$1,665	$22	$1,932	$1,954

Noncurrent assets of discontinued operations held for sale	$23	$1,642	$1,665	$22	$1,932	$1,954

Current portion of long-term debt	$529	$920	$1,449	$852	$928	$1,780

Accounts payable	3,095	8,165	11,260	3,644	8,416	12,060

Accrued liabilities and other	2,029	4,067	6,096	4,792	5,132	9,924

Current liabilities of discontinued operations held for sale	$5,653	$13,152	$18,805	$9,288	$14,476	$23,764

Long-term debt	$5,965	$—	$5,965	$9,094	$451	$9,545

Noncurrent liabilities of discontinued operations held for sale	$5,965	$—	$5,965	$9,094	$451	$9,545

3.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 26,000 and 5,000 potential dilutive common shares for the three months ended June 30, 2004 and 2003 and 106,000 and 7,000 potential dilutive common shares for the six months ended June 30, 2004 and 2003.

4.	Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Chassis	$4,407	$4,286
Raw Materials	12,764	10,253
Work in process	9,165	7,892
Finished goods	5,952	4,284
	$32,288	$26,715

5.	Special Charges and Other Expenses

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

2001 Credit Facility

Senior Credit Facility.  In July 2001, the Company entered into a new four year Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the Senior Credit Facility and amended to provide for a $14.0 million subordinated secured facility. The Senior Credit Facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively. At June 30, 2004, $8.5 million and $0.0 million, respectively, were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $16.2 million was outstanding under the senior term loans, and $4.3 million was outstanding under the subordinated secured facility.

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

Junior Credit Facility.  The Company’s Junior Credit Facility (the “Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility is secured by certain specified assets and by a second priority lien and security interest in substantially all of the Company’s other assets.  The Junior Credit Facility contained provisions for the issuance of warrants for 0.5% of the outstanding shares of the Company’s common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of the Company’s common stock.  As amended, the Junior Credit Facility contains requirements for the maintenance of certain financial covenants.  It also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC purchased all of the outstanding debt of the Junior Credit facility in a series of transactions during the second half of 2003.  As part of its purchase of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of the Company’s common stock.

On November 24, 2003, Harbourside Investments, LLLP (See Note 7 below) purchased from Contrarian 44.286% of the subordinated debt and the warrants.

In February 2004, Contrarian and Harbourside finalized the exchange of approximately $7.0 million in subordinated debt for common stock of the Company.  The Junior Credit Facility originally matured on July 23, 2003.  In connection with this purchase and restructuring of the Company’s debt, the facility was amended to among other things mature on July 31, 2005 and bear interest at an effective blended rate of 14.0%.

In May 2004 the Company completed the sale of 480,000 shares of its common stock at a price of $9.00 per share to a small group of unaffiliated private investors.  The proceeds of this sale, together with additional borrowings under the Company’s senior credit facility, were used to retire approximately $5.4 million principal amount of the Company’s subordinated debt and approximately $350,000 of accrued interest on such debt.  This debt earned interest at an annual rate of 18.0%.  The Company’s remaining subordinated debt consists of approximately $4.29 million principal amount bearing interest at an annual rate of 9.0%.

Default of Credit Facilities.  The Company’s failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility at its original July 23, 2003 maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the Senior Credit Facility cross-default provisions.  Additionally, the Company was in default of the

EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003. The Company was also in default under both the Senior and Junior Credit Facility as a result of the "going concern" explanatory paragraph included in the auditors’ report as well as the failure to file its Annual Report for the fiscal year ended December 31, 2002 prior to April 30, 2003.

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

2003 and 2004 Amendments and Restructuring

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

Subsequent to April 1, 2003, the Company was in default under certain covenants under its Senior and Junior Credit Facility agreements.  The Company’s bank facilities are collateralized by liens on all of the Company’s assets. The liens gave the lenders the right to foreclose on the assets of the Company under certain defined events of default and such foreclosure would have allowed the lenders to gain control of the operations of the Company.

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

In conjunction with Mr. Miller’s increased participation, the Senior Credit Facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  As a result of this restructuring, all previously existing defaults under the Senior Credit Facility were waived, the interest rate was lowered by 2.0% to reflect a non-default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the Senior Credit Facility was increased by approximately $5.0 million.  The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above.  Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT.  In addition, the Company will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

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

To effectuate the conversion and exchange of the subordinated debt and warrants, the Company entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003.  Pursuant to this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70.0% of the outstanding principal amount of the junior debt, approximately $9.75 million, convert the remaining 30.0% of the outstanding principal, plus all accrued interest and fees, into the Company’s common stock and convert the warrants into the Company’s common stock.  This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements.  The Binding Restructuring Agreement also outlined the terms for amending the Junior Credit Facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the Senior Credit Facility), to provide for an interest rate on the remaining debt of Contrarian at 18.0% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9.0%), to provide for financial covenants that match those of the Senior Credit Facility and to make other amendments to the Junior Credit Facility consistent with amendments made to the Senior Credit Facility as it was amended on December 24, 2003.  The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18.0% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9.0% so that the Company would continue to pay an effective blended interest rate of 14.0% on the aggregate of the subordinated debt following the exchange transactions.  At the same time, Contrarian and Harbourside entered into an agreement with the senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

As of January 14, 2004, the Company entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found in Note 7 - ”Related Party Transactions”.  Under the amendment to the Junior Credit Facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the Senior Credit Facility, which had been substantially relaxed in the Company’s favor on December 24, 2003.

The Company’s indebtedness under both its Senior Credit Facility and Junior Credit Facility matures and becomes due and payable in full in July 2005. Upon maturation of these Facilities, the Company will be required to repay, refinance, or extend the maturity of both Facilities. There can be no assurance that the Company will be able to repay, refinance or amend either of these Facilities when they mature.

In addition to the borrowings under the senior and junior credit facilities described above, the Company had approximately $2.4 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2004.  The Company also had approximately $5.5 million in non-cancellable operating lease obligations, $4.5 million of which relates to truck and building leases of discontinued operations.

7.	Related Party Transactions

Subordinated Debt and Warrant Conversion

Harbourside Investments, LLLP is a limited liability limited partnership of which several of the Company’s executive officers and directors are partners.  Specifically, William G. Miller is the general partner of, and controls, Harbourside.  Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 16.0% of the Company’s outstanding common stock.  Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, are all limited partners in Harbourside.  In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside.  These loans from Mr. Miller to the other executive officers are secured by pledges of their respective limited partnership interests to Mr. Miller.

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

On November 24, 2003, Harbourside purchased from Contrarian 44.286% of (i) the Company’s subordinated debt and (ii) warrants to purchase 186,028 shares of the Company’s common stock.  Contrarian had previously purchased all of the Company’s outstanding subordinated debt in a series of transactions during the second half of 2003.  As a result of this transaction,  Harbourside acquired (x) approximately $6.13 million of the outstanding principal of subordinated debt plus accrued interest and fees attributable to this outstanding principal and (y) warrants to purchase an aggregate of 82,382 shares of the Company’s common stock, consisting of warrants to purchase up to 20,998 shares at an exercise price of $3.48 and 61,384 shares at an exercise price of $3.27.  Contrarian retained the remaining principal outstanding under the Junior Credit Facility, which is approximately $7.72 million, plus related interest and fees thereon of approximately $1.65 million, and the remaining warrants to purchase 103,646 shares of common stock.

On January 14, 2004, the Company entered into an exchange agreement with Harbourside, pursuant to which it later issued 583,556 shares of common stock upon shareholder approval in exchange for approximately $1.8 million principal amount of, plus approximately $1.32 million of accrued interest and fees on, the outstanding subordinated debt and warrants to purchase 82,382 shares of the the Company’s common stock.

Under the Exchange Agreement, Harbourside retained 70.0% of the outstanding principal amount of the subordinated debt that it held and converted the remaining 30.0% of the outstanding principal amount of such debt plus all accrued interest and commitment fees thereunder into shares of the Company’s common stock.  Immediately prior to entering into the Exchange Agreement, Harbourside held approximately $7.45 million of the Company’s subordinated debt, consisting of approximately $6.13 million of outstanding principal and approximately $1.32 million of accrued interest and fees.  Harbourside continues to hold approximately $4.29 million principal amount of subordinated debt and converted approximately $3.16 million of the subordinated debt (30.0% of $6.13 million principal amount, plus approximately $1.32 million of accrued interest and fees) into 548,738 shares of the Company’s common stock.  In addition, Harbourside received 34,818 shares of the Company’s common stock in exchange for the warrants to purchase 82,382 shares of the Company’s common stock.

The subordinated debt was originally issued pursuant to that certain Amended and Restated Credit Agreement, dated July 23, 2001, as amended, by and among the Company and Miller Industries Towing Equipment, Inc., a Delaware corporation, and Bank of America, N.A. in its capacity as a lender, and certain other financial institutions.  This Junior Credit Facility and the notes issued pursuant to it are subordinate to the Senior Credit Facility which was also entered into on July 23, 2001.  The subordinated debt had an original aggregate principal amount of $14.0 million bearing interest at the prime rate plus 6.0% per annum and at the time of Contrarian’s purchases had an outstanding principal amount of approximately $13.9 million bearing interest at the default rate of 14.0% per annum.  The original maturity date of the subordinated debt was July 23, 2003.  The total amount outstanding on the subordinated debt as of January 14, 2004, including accrued interest and commitment fees, was approximately $16.8 million with an interest rate of 14.0% per annum continuing to apply.

As a part of its purchases of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of the Company’s common stock.  The Company issued these warrants to the initial lenders under the Junior Credit Facility pursuant to a Warrant Agreement, dated July 23, 2001, by and among the Company and the initial lenders.  The 186,028 total consists of warrants issued in July 2002 for the purchase of 47,417 shares of the Company’s common stock at an exercise price of $3.48 and warrants issued in October 2003 for 138,611 shares of common stock at an exercise price of $3.27.  Other than these transactions relating to the subordinated debt and the warrants, which it purchased without the Company’s involvement, Contrarian has no relationship with the Company or Harbourside.  The Contrarian portion of the subordinated debt was paid off in May 2004.

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

Stock Issuance to Non-Employee Directors

In accordance with the Non-Employee Director Stock Plan approved by the shareholders on February 12, 2004, the Company’s three non-employee directors were issued 33,966 shares of common stock based on the closing share price on that date, which represents grants accruing from the February 18, 2003 effective date of the Plan.  Going forward, each non-employee director serving as such on January 1 of a year shall receive an award of a number of shares determined by dividing $25,000 by the closing price of the Company’s common stock on the first day of such calendar year that the stock is traded.  The Plan shall terminate on February 17, 2013.

8.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.  There were no grants in the three or six months ended June 30, 2003.  340,000 options were granted during the three months ended June 30, 2004.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003

Net income (loss) available to common stockholders, as reported	$1,753	$(493)	$2,365	(1,053)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	–	–	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(74)	(166)	(156)
Net income (loss) available to common stockholders, pro forma	$1,608	$(567)	$2,199	(1,209)
Income (loss) per common share:
Basic and diluted, as reported	$0.16	$(0.05)	$0.22	(0.11)
Basic and diluted, pro forma	$0.15	$(0.06)	$0.20	(0.13)

9.	Commitments and Contingencies

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

New York Stock Exchange Listing Standards

We received notification from the New York Stock Exchange (“NYSE”) on June 26, 2003 that, based on market information and information in the Company’s recent public filings, we were not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  Our shareholders’ equity was $28.0 million as of December 31, 2003, and $42.8 million as of June 30, 2004.  As of June 30, 2004, we had a 30-day average market capitalization of $103.6 million.

We compiled a three-pronged plan for regaining compliance with the continued listing standards.  Our plan is to restructure our bank facilities and rationalize the timing of our debt service, dispose of our remaining RoadOne and distributor operations within the time period specified and focus all of our resources, manpower as well as financial, on returning the manufacturing operations to its historically profitable levels.  In September 2003, we were notified that the NYSE accepted the plan to regain compliance with the NYSE’s continued listing standards related to shareholders’ equity and market capitalization within an eighteen month timeframe.  With the approval by shareholders of the conversion of a portion of the subordinated debt into common stock, we completed the restructuring of our debt facilities.  We have also disposed of the remainder of our RoadOne operations and are in the process of disposing of our distributor operations.  During this timeframe, we will be subject to quarterly monitoring for compliance by the NYSE.

Retirement of Portion of Subordinated Debt

In May 2004 we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors.  The proceeds of this sale, together with additional borrowings under our senior credit facility, were used to retire approximately $5.4 million principal amount of our subordinated debt and approximately $350,000 of accrued interest on such debt.  This debt earned interest at an annual rate of 18.0%.  Our remaining subordinated debt consists of approximately $4.29 million principal amount bearing interest at an annual rate of 9.0%.

Discontinued Operations

During the year ended December 31, 2002, our management and our board of directors made the decision to divest of the remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and the assets are no longer being depreciated. All assets and liabilities, and results of operations associated with these assets, have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

The results of operations and loss on disposal associated with certain towing services markets, which were sold in June 2003, have been reclassified from discontinued to continuing operations given our significant continuing involvement in the operations of the disposal components via a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates.  Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions.  A discussion of critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

Accounts receivable

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

Valuation of long-lived assets and goodwill

Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable.  When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value.  The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or, if available, independent appraisals or sales price negotiations.  The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions and industry competition and general economic and business conditions among other factors.  We believe that these estimates are reasonable, however, changes in any of these factors could affect these evaluations.

Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, we ceased to amortize goodwill.  In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002, and an annual impairment review thereafter.  For further detail of our impairment review and related write downs, See Note 5 to the Consolidated Financial Statements.

Warranty Reserves

We estimate expenses for product warranty claims at the time products are sold.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  We review trends of warranty claims and take actions to improve product quality and minimize warranty claims.  We believe the warranty reserve is adequate, however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual.

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  We established a deferred tax valuation allowance of $18.0 million as of December 31, 2002, representing a full valuation allowance against our net deferred tax assets from continuing and discontinued operations.  The allowance reflects our recognition that continuing losses from operations and certain liquidity matters associated with our credit facility indicate that it is more likely than not that certain future tax benefits will not be realized through future taxable income.  The balance of the valuation allowance was $13.3 million at December 31, 2003.

Revenues

Under our accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers.  While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we sometimes purchase the truck chassis for resale to our customers.  Sales of company-purchased truck chassis are included in net sales.  Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.  Revenue from our owned distributors is recorded at the time equipment is shipped to customers or services are rendered.  The towing services division recognizes revenue at the time services are performed.

Seasonality

Our towing and recovery equipment segment has experienced some seasonality in net sales due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year.  The segment’s net sales have historically been seasonally impacted due in part to sales made at the largest towing and recovery equipment trade show which is held in the spring.

Results of Operations—Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Continuing Operations

Net sales of continuing operations for the three months ended June 30, 2004, increased 2.9% to $59.6 million from $58.0 million for the comparable period in 2003.  Net sales for the towing and recovery equipment segment increased to $59.6 million for the three months ended June 30, 2004 from $51.2 million for the comparable prior year period.  The increase is primarily the result of overall improvements in market conditions, including increases in demand coupled with increases in production levels.  Net sales for the towing services segment were $-0- million for the 2004 period compared to $6.8 million for the comparable prior year period as the remaining towing services entities were sold in June 2003.

Costs of operations of continuing operations for the three months ended June 30, 2004, increased 3.1% to $51.0 from $49.4 million for the comparable period in 2003.  Costs of operations for the towing and recovery equipment segment increased $6.8 million from $44.2 million for the three months ended June 30, 2003 to $51.0 million for the comparable current year period.  Costs of operations of continuing operations increased only slightly as a percentage of sales from 85.3% to 85.4%, which increase is attributed to the volume increase described above.

Towing services revenues and costs of operations reflect the change in status of certain towing services markets which were sold in June 2003.  (See Note 2 to the Consolidated Financial Statements).  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

Selling, general, and administrative expenses for the three months ended June 30, 2004, increased to $5.4 million from $4.6 million for the three months ended June 30, 2003.  As a percentage of sales, selling, general, and administrative expenses increased to 9.0% for the three months ended June 30, 2004 from 8.0% for the three months ended June 30, 2003.  The increase reflects higher expenses related to increased sales and higher than normal professional fees.

The loss on disposal recognized during the period is attributed to the towing services operations that were reclassified to continuing operations as explained above.  These operations were sold during the period ended June 2003.

The provision for income taxes for continuing operations for the three months ended June 30, 2004 reflects the combined effective US federal and state tax rate of 0.9%, net of tax benefit related to our foreign tax liability.  The provision for the three months ended June 30, 2003 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $8.7 million to $9.6 million for the three months ended June 30, 2004 from $18.3 million for the three months ended June 30, 2003.  Net sales of the distribution group were $9.6 million for the three months ended June 30, 2004 compared to $15.1 million for the three months ended June 30, 2003.  Revenues were negatively impacted by the disposition of three distribution operations during the first quarter of 2004.  There were no net sales for the towing and recovery services segment during the three months ended June 30, 2004 compared to $3.3 million for the three months ended June 30, 2003, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 91.0% for the three months ended June 30, 2004 compared to 91.1% for the three months ended June 30, 2003.  There were no costs of sales for the towing services segment during the three months ended June 30, 2004, compared to 63.1% for the three months ended June 30, 2003.

Selling, general and administrative expenses as a percentage of sales was 10.3% for the distribution group and 0.0% for the towing services segment for the three months ended June 30, 2004 compared to 9.3% and 69.6%, respectively, for the three months ended June 30, 2003.  Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased from $1.8 million for the three months ended June 30, 2003 to $1.4 million for the comparable current year period.  Interest expense was $1.2 million for continuing operations and $0.2 million for discontinued operations for the three months ended June 30, 2004, compared to $0.6 million for continuing operations and $1.2 million for discontinued operations for the comparable prior year period.  The overall decrease of $0.4 million related to lower debt balances due in part to the conversion of a portion of our subordinated debt to equity and the retirement of an additional portion of our subordinated debt from the proceeds of the sale of 480,000 shares of our common stock.

Results of Operations—Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Continuing Operations

Net sales of continuing operations for the six months ended June 30, 2004, decreased 0.1% million to $105.8 million from $105.9 million for the comparable period in 2003.  Net sales for the towing and recovery equipment segment increased to $105.8 million for the six months ended June 30, 2004 from $91.9 million for the comparable prior year period.  The increase is primarily the result of overall improvements in market conditions, including increases in demand coupled with increases in production levels.  Net sales for the towing services segment were $0.0 million for the 2004 period compared to $14.0 million for the comparable prior year period as the remaining towing services entities were sold during the period ended June 2003.

Costs of operations of continuing operations for the six months ended June 30, 2004, increased 0.7% to $90.3 million from $89.7 million for the comparable period in 2003.  Costs of operations for the towing and recovery equipment segment increased $11.2 million from $79.1 million for the six months ended June 30, 2003 to $90.3 million for the comparable current year period.  Costs of operations of continuing operations increased as a percentage of sales for the towing and recovery equipment segment from 86.0% to 85.3%, which increase is attributed to the volume increase described above.

Towing services revenues and costs of operations reflect the change in status of certain towing services markets which were sold in June 2003.  (See Note 2 to the Consolidated Financial Statements).  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

Selling, general, and administrative expenses for the six months ended June 30, 2004, increased to $9.8 million from $9.0 million for the six months ended June 30, 2003.  As a percentage of sales, selling, general, and administrative expenses increased to 9.1% for the six months ended June 30, 2004 from 8.5% for the six months ended June 30, 2003.  The increase reflects higher expenses related to increased sales and higher than normal professional fees.

The loss on disposal recognized during the period is attributed to the towing services operations that were reclassified to continuing operations as explained above.  These operations were sold during the period ended June 2003.

The provision for income taxes for continuing operations for the six months ended June 30, 2004 reflects the combined effective US federal and state tax rate of 6.4%, net of tax benefit related to our foreign tax liability.  The provision for the six months ended June 30, 2003 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $7.9 million to $24.6 million for the six months ended June 30, 2004 from $39.2 million for the six months ended June 30, 2003.  Net sales of the distribution group were $24.6 million for the six months ended June 30, 2004 compared to $31.7 million for the six months ended June 30, 2003. Revenues were negatively impacted by the disposition of three distribution operations during the six-month period ended June 30, 2004.  There were no net sales for the towing and recovery services segment during the six months ended June 30, 2004 compared to $14.7 million for the six months ended June 30, 2003, as a result of all remaining towing services markets being sold during the period ended June 2003.

Costs of sales as a percentage of net sales for the distribution group was 92.5% for the six months ended June 30, 2004 compared to 92.4% for the six months ended June 30, 2003.  There were no costs of sales for the towing services segment during the six months ended June 30, 2004, compared to 73.5% for the six months ended June 30, 2003.

Selling, general and administrative expenses as a percentage of sales was 8.6% for the distribution group and 0.0% for the towing services segment for the six months ended June 30, 2004 compared to 7.6% and 64.6%, respectively, for the six months ended June 30, 2003.  Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased from $3.5 million for the six months ended June 30, 2003 to $2.7 million for the comparable current year period.  Interest expense was $2.3 million for continuing operations and $0.4 million for discontinued operations for the six months ended June 30, 2004 compared to $1.4 million for continuing operations and $2.1 million for discontinued operations for the comparable prior year period.  The overall decrease of $0.8 million is related to lower debt balances due in part to the conversion of a portion of our subordinated debt to equity and the retirement of an additional portion of our subordinated debt from the proceeds of the sale of 480,000 shares of our common stock.

Liquidity and Capital Resources

Cash used in operating activities was $5.1 million for the six months ended June 30, 2004, compared to $0.6 million used in operating activities for the comparable period of 2003.  The cash used in operating activities for the six months ended June 30, 2004 was primarily due to increases in inventory and accounts receivable, and decreases in accounts payable.

Cash provided by investing activities was $2.7 million for the six months ended June 30, 2004, compared to $6.1 million provided by investing activities for the comparable period in 2003.  The cash provided by investing activities was primarily due to the sale of distribution operations.

Cash used in financing activities was $0.8 million for the six months ended June 30, 2004 and $5.6 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under our credit facilities and other outstanding long-term debt and capital lease obligations offset by the sale of 480,000 shares of our common stock.

Our primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, we have financed our operations and growth from internally generated funds and debt financing.

Credit Facilities

Senior Credit Facility

In July 2001, we entered into a new four year senior credit facility with a syndicate of lenders to replace our then-existing credit facility. As part of this agreement, the previous credit facility was reduced with proceeds from the senior credit facility and amended to provide for a $14.0 million subordinated secured facility. The senior credit facility originally consisted of an aggregate $102.0 million revolving credit facility and an $8.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne segment, respectively. At June 30, 2004, $8.5 million and $0.0 million, respectively, were outstanding under the towing and recovery equipment segment and RoadOne portions of the revolving credit facility. In addition, $16.2 million was outstanding under the senior term loans, and $4.3 million was outstanding under the subordinated secured facility.

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

The senior credit facility matures in July 2005 and is collateralized by substantially all of our assets. The senior credit facility contains requirements relating to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined). In addition, the senior credit facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The senior credit facility also contains requirements related to weekly and monthly collateral reporting.

Junior Credit Facility

The junior credit facility is by its terms expressly subordinated only to the senior credit facility.  The junior credit facility is secured by certain specified assets and by a second priority lien and security interest in substantially all of our other assets.  The junior credit facility also contained provisions for the issuance of warrants for 0.5% of the outstanding shares of our common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of our common stock.  As amended, the junior credit facility contains requirements for the maintenance of certain financial covenants.  It also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC purchased all of the outstanding debt of the junior credit facility in a series of transactions during the second half of 2003.  As part of its purchase of the subordinated debt, Contrarian also purchased warrants, or the rights to receive warrants, to purchase 186,028 shares of our common stock.

On November 24, 2003, Harbourside Investments, LLLP (See Note 7 to the Consolidated Financial Statements) purchased from Contrarian 44.286% of the subordinated debt and the warrants.

In February 2004, Contrarain and Harbourside finalized the exchange of approximately $7.0 million in subordinated debt for shares of our common stock.  The junior credit facility originally matured on July 23, 2003.  In connection with this purchase and restructuring of our debt, the facility was amended to among other things mature on July 31, 2005 and bear interest at an effective blended rate of 14.0%.

In May 2004 we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors.  The proceeds of this sale, together with additional borrowings under our senior credit facility, were used to retire approximately $5.4 million principal amount of our subordinated debt and approximately $350,000 of accrued interest on such debt.  This debt earned interest at an annual rate of 18.0%. Our remaining subordinated debt consists of approximately $4.29 million principal amount bearing interest at an annual rate of 9.0%.

Default of Credit Facilities

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

2003 and 2004 Amendments and Restructuring

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

On April 1, 2003, we entered into the Sixth Amendment to the senior credit facility.  The Sixth Amendment, among other things, revised the RoadOne revolving commitment, extending the time for the reduction thereof to $-0- from March 31, 2003 to March 31, 2004.  The amount of availability that can be generated for used inventory considered as eligible inventory for collateral purposes was reduced to $2.7 million with no further required reductions.

Subsequent to April 1, 2003, we were in default under certain covenants under our senior and junior credit facility agreements.  Accordingly, amounts outstanding under these facilities were presented as current liabilities in the December 31, 2002 consolidated balance sheet.  Our bank facilities are collateralized by liens on all of our assets. The liens gave the lenders the right to foreclose on our assets under certain defined events of default and such foreclosure would have allowed the lenders to gain control of our operations.

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

Simultaneous with entering into the forbearance agreement on October 31, 2003, William G. Miller, the Chairman of the Board and our Co-CEO, made a $2.0 million loan to us as a part of the senior credit facility.  The loan to us and Mr. Miller’s participation in the senior credit facility were effected by the Seventh Amendment to the credit agreement and a participation agreement between Mr. Miller and the senior credit facility lenders.

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

In conjunction with Mr. Miller’s increased participation, the senior credit facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans.  As a result of this restructuring, all previously existing defaults under the senior credit facility were waived, the interest rate was lowered by 2.0% to reflect a non-default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the facility was increased by approximately $5.0 million.  The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above.  Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT.  In addition, we will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT.  This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

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

To effectuate the conversion and exchange of the subordinated debt and warrants, we entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003.  Pursuant to this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70.0% of the outstanding principal amount, approximately $9.75 million, convert the remaining 30.0% of the outstanding principal, plus all accrued interest and fees, into our common stock and convert the warrants into our common stock.  This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements.  The Binding Restructuring Agreement also outlined the terms for amending the junior credit facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the senior credit facility), to provide for an interest rate on the remaining debt of Contrarian at 18.0% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9.0%), to provide for financial covenants that match those of the senior credit facility and to make other amendments to the junior credit facility consistent with amendments made to the senior credit facility as it was amended on December 24, 2003.  The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18.0% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9.0% so that we would continue to pay an effective blended interest rate of 14.0% on the aggregate of the subordinated debt following the exchange transactions.  At the same time, Contrarian and Harbourside entered into an agreement with the senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

As of January 14, 2004, we entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found in Note 7 to the Consolidated Financial Statements.  Under the amendment to the junior credit facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the senior credit facility, which had been substantially relaxed in our favor on December 24, 2003.

Our indebtedness under both our senior credit facility and junior credit facility matures and becomes due and payable in full in July 2005. Upon maturation of these facilities, we will be required to repay, refinance, or extend the maturity of both facilities. There can be no assurance that we will be able to repay, refinance or amend either of these facilities when they mature

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.4 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2004.  We also had approximately $5.5 million in non-cancellable operating lease obligations, $4.5 million of which relates to truck and building leases of discontinued operations.

Certain statements in this Form 10-Q, including but not limited to those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks referenced herein and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, filed on March 26, 2004, and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of our substantial indebtedness.  We caution that such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

Item 4.	Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934.  Based upon this evaluation, our CEO and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us  in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We commenced an action against Oshkosh Truck Corp. in Federal District Court in Wisconsin on May 6, 2004 to enforce our rights under a confidentiality agreement entered into with Oshkosh in connection with discussions that were held in late 2003 regarding a potential business transaction.  We believe that our proprietary, confidential information has been used and will continue to be used for purposes not allowed under such agreement.  We brought suit to protect our rights in our information, including those rights under the agreement, and to seek damages for any violations of our rights that may be found to have occurred, or which may occur.  This lawsuit was settled by agreement of the parties in July 2004 and we have dismissed our lawsuit.  The settlement agreement provided for representations by Oshkosh and certain third parties that were extended to assume that our  proprietary information had not and would not be misused.

In addition, we are, from time to time, a party to litigation arising in the normal course of our business.  Litigation is subject to various inherent uncertainties, and it is possible that some of these matters could be resolved unfavorably to us, which could result in substantial damages against us.  We have established accruals for matters that are probable and reasonably estimable and maintain product liability and other insurance that management believes to be adequate.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of available insurance coverage and accruals will not have a material adverse effect on our consolidated financial position or results of operations.

Item 6.          Exhibits and Reports on Form 8-K

(a)	Exhibits.

	3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)

	3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission in August 1994)

10.1

Form of Subscription Agreement entered into as of May 26, 2004 by the Registrant and certain shareholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the Commission on June 2, 2004)

10.2

Registration Rights Agreement dated as of May 26, 2004 among the Registrant and certain shareholders (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, filed with the Commission on June 2, 2004)

31.1

Certification of Jeffrey I. Badgley, President and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2

Certification of William G. Miller , Chairman of the Board and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3

Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification of Jeffrey I. Badgley, President and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2

Certification of William G. Miller , Chairman of the Board and Co-Chief Executive Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3

Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of Miller Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_______________ * Filed herewith

(b)	Reports on Form 8-K – The Registrant filed a report on Form 8-K on May 12, 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By: /s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and
Chief Financial Officer

Date:   August 11, 2004