Form 10-Q
period 2004-09-30
MILLER INDUSTRIES INC /TN/
filed 2004-11-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to

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

               ☐ Yes               ☒   No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 29, 2004 was 11,179,379.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	4

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September30, 2004 and 2003	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	24
	Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES			26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$1,763	$5,240
Accounts receivable, net of allowance for doubtful accounts of $1,426 and $1,062 at September 30, 2004 and December 31, 2003, respectively	47,910	37,990
Inventories, net	32,968	26,715
Prepaid expenses and other	2,142	1,783
Current assets of discontinued operations held for sale	7,628	23,757
Total current assets	92,411	95,485
PROPERTY, PLANT, AND EQUIPMENT, net	18,997	20,977
GOODWILL, net	11,619	11,619
OTHER ASSETS	2,329	1,783
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS Held for sale	1,650	1,954
	$127,006	$131,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$20,829	$2,050
Accounts payable	34,702	34,164
Accrued liabilities and other	5,376	4,371
Current liabilities of discontinued operations held for sale	16,965	23,764
Total current liabilities	77,872	64,349
LONG-TERM OBLIGATIONS, less current portion	4,852	29,927
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	0	9,545
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,179,859 and 9,342,151 outstanding at September 30, 2004 and December 31, 2003, respectively	111	93
Additional paid-in capital	157,291	145,090
Accumulated deficit	(114,056)	(117,943)
Accumulated other comprehensive income	936	757
Total shareholders’ equity	44,282	27,997
	$127,006	$131,818

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET SALES:
Towing and Recovery Equipment	$63,300	$50,321	$169,107	$142,225
Towing Services	- -	-	- -	13,952
	63,300	50,321	169,107	156,177
COSTS AND EXPENSES:
Costs of Operations
Towing and Recovery Equipment	55,435	44,611	145,758	123,660
Towing Services	-	-	-	10,618
	55,435	44,611	145,758	134,278
Selling, general and administrative expenses	4,491	4,271	14,319	13,250
Loss on disposition	-	-	-	682
Interest expense, net	1,148	3,347	3,426	4,786
Total costs and expenses	61,074	52,229	163,503	152,996
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,226	(1,908)	5,604	3,181
INCOME TAX PROVISION	233	82	437	1,785
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,993	(1,990)	5,167	1,396
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(331)	(4,845)	(1,140)	(11,089)
Income tax provision (benefit)	140	-	140	(1,806)
Loss from discontinued operations	(471)	(4,845)	(1,280)	(9,283)
NET INCOME (LOSS)	$1,522	$(6,835)	$3,887	$(7,887)
BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.18	$(0.21)	$0.47	$0.15
Loss from discontinued operations	(0.04)	(0.52)	(0.12)	(0.99)
Basic income (loss) per common share	$0.14	$(0.73)	$0.35	$(0.84)
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.18	$(0.21)	$0.47	$0.15
Loss from discontinued operations	(0.04)	(0.52)	(0.12)	(0.99)
Diluted income (loss) per common share	$0.14	$(0.73)	$0.35	$(0.84)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,179	9,341	10,920	9,341
Diluted	11,304	9,359	11,032	9,351

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$3,887	$(7,887)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Loss from discontinued operations	1,280	9,283
Depreciation and amortization	2,943	5,843
Provision for doubtful accounts	456	184
Issuance of non-employee director shares	328	-
Loss on disposals of property, plant, and equipment	18	39
Loss on disposition of business	-	682
Other	4	3
Changes in operating assets and liabilities:
Accounts receivable	(10,342)	5,438
Inventories	(6,086)	(1,355)
Prepaid expenses and other	(357)	(680)
Other assets	(690)	(18)
Accounts payable	357	8,094
Accrued liabilities and other	1,339	(2,274)
Net cash used in provided by operating activities from continuing operations	(6,863)	17,352
Net cash used in operating activities from discontinued operations	(1,306)	(8,709)
Net cash (used in) provided by operating activities	(8,169)	8,643
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(267)	(1,072)
Proceeds from sale of property, plant and equipment	14	41
Proceeds from sale of business	-	3,645
Payments received on notes receivables	84	767
Net cash provided by investing activities from continuing operations	(169)	3,381
Net cash provided by investing activities from discontinued operations	4,262	3,547
Net cash provided by investing activities	4,093	6,928
FINANCING ACTIVITIES
Net borrowings (payments) under senior credit facility	2,236	(4,832)
Payments on long-term obligations	(1,825)	(2,111)
Borrowings under long-term obligations	-	233
Additions to deferred financing costs	(437)	(1,211)
Termination of interest rate swap	72	73
Proceeds from issuance of Common Stock	4,320	-
Proceeds from the exercise of stock options	19	-
Net cash provided by financing activities from continuing operations	4,385	(7,848)
Net cash used in financing activities from discontinued operations	(5,258)	(5,949)
Net cash used in financing activities	(873)	(13,797)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(209)	1,180
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(5,158)	2,954
CASH AND TEMPORARY INVESTMENTS, beginning of period	5,240	2,097
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	2,154	1,752
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	473	1,463
CASH AND TEMPORARY INVESTMENTS, end of period	$1,763	$5,340
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt conversion	$7,699	$-
Cash payments for interest	$3,090	$4,056
Cash payments for income taxes	$652	$357

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

During the nine months ended September 30, 2003, the Company disposed of substantially all of its assets in six towing service markets, as well as assets remaining from other markets of its towing services segment.  Total proceeds from the sales were $1.7 million which included $1.5 million in cash and $0.2 million in notes receivable.  Losses on the sales of discontinued operations were $1.0 million.  As of September 30, 2004 there are miscellaneous assets remaining from previous towing services market sales.

During the nine months ended September 30, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable.  The Company sold six distributor locations during the nine months ended September 30, 2004.  Total proceeds from these sales were approximately $3.3 million in cash and $0.7 million in subordinated notes receivable.  In accordance with the board of directors decision to divest of the distribution group, the Company has entered into negotiations for the disposition of the two remaining locations of the distribution group.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.  All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at September 30, 2004 and December 31, 2003.  The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt based on intercompany balances.

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

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and nine months ended September 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$8,228	$—	$8,228	$18,168	$644	$18,812

Operating loss	$(197)	$(9)	$(206)	$(5)	$(540)	$(545)

Loss from discontinued operations	$(352)	$(119)	$(471)	$(1,196)	$(3,649)	$(4,845)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$32,876	$—	$32,876	$49,868	$8,161	$58,029

Operating loss	$(459)	$(122)	$(581)	$(102)	$(2,147)	$(2,249)

Loss from discontinued operations	$(1,033)	$(247)	$(1,280)	$(3,254)	$(6,029)	$(9,283)

The following assets and liabilities are reclassified as held for sale at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004			December 31, 2003
	Dist.	Towing	Total	Dist.	Towing	Total

Cash and temporary investments	$473	$—	$473	$2,154	$—	$2,154

Accounts receivable, net	1,861	816	2,677	3,603	1,150	4,753

Inventories	4,330	—	4,330	14,266	—	14,266

Prepaid expenses and other current assets	148	—	148	157	2,427	2,584

Current assets of discontinued operations held for sale	$6,812	$816	$7,628	$20,180	$3,577	$23,757

Property, plant and equipment	$18	$1,632	$1,650	$22	$1,932	$1,954

Noncurrent assets of discontinued operations held for sale	$18	$1,632	$1,650	$22	$1,932	$1,954

Current portion of long-term debt	$4,650	$916	$5,566	$852	$928	$1,780

Accounts payable	1,763	5,552	7,315	3,644	8,416	12,060

Accrued liabilities and other	809	3,275	4,084	4,792	5,132	9,924

Current liabilities of discontinued operations held for sale	$7,222	$9,743	$16,965	$9,288	$14,476	$23,764

Long-term debt	$—	$—	$—	$9,094	$451	$9,545

Noncurrent liabilities of discontinued operations held for sale	$—	$—	$—	$9,094	$451	$9,545

3.             Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 125,000 and 18,000 potential dilutive common shares for the three months ended September 30, 2004 and 2003 and 112,000 and 10,000 potential dilutive common shares for the nine months ended September 30, 2004 and 2003.

4.             Inventories

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Chassis	$3,272	$4,286
Raw Materials	13,808	10,253
Work in process	9,875	7,892
Finished goods	6,013	4,284
	$32,968	$26,715

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

6.             Long-Term Obligations

At September 30, 2004 the Company had (i) $9.1 million outstanding under the towing and recovery equipment segment of the revolving portion of the Senior Credit Facility (defined below), (ii) $3.7 million and $12.0 million outstanding under the two senior term loans of the Senior Credit Facility, and (iii) $4.2 million outstanding under the Junior Credit Facility (defined below).  No amounts were outstanding under the RoadOne segment of the revolving portion of the Senior Credit Facility at September 30, 2004.

In addition to the borrowings under the Senior and Junior Credit Facilities described above, the Company had approximately $2.3 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2004.  The Company also had approximately $2.5 million in non-cancellable operating lease obligations, $1.3 million of which relates to truck and building leases of discontinued operations at that date.

2001 Credit Facility

Senior Credit Facility.  In July 2001, the Company entered into a four year Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its existing credit facility.  The Senior Credit Facility has been amended several times, including most recently on December 24, 2003 in connection with the restructuring of all of the Company’s debt obligations as described below.  As amended, the Senior Credit Facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.

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

The Senior Credit Facility matures in July 2005 and as a result has been classified as a current liability in the financial statements included as part of this Form 10-Q.  The Senior Credit Facility contains requirements relating to maintaining minimum excess availability at all times and minimum quarterly levels of earnings before income taxes, depreciation and amortization (as defined) and a minimum quarterly fixed charge coverage ratio (as defined).  In addition, the Senior Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.  The Senior Credit Facility also contains requirements related to weekly and monthly collateral reporting.

Junior Credit Facility.  The Company’s Junior Credit Facility (the “Junior Credit Facility”) is by its terms expressly subordinated only to the Senior Credit Facility.  The Junior Credit Facility is secured by certain specified assets and by a second priority lien and security interest in substantially all of the Company’s other assets.  As amended, the Junior Credit Facility contains requirements for the maintenance of certain financial covenants.  It also imposes restriction on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC purchased all of the outstanding debt of the Junior Credit facility in a series of transactions during the second half of 2003.  As part of its purchase of the subordinated debt, Contrarian also purchased the warrants, or the rights to receive warrants, to purchase 186,028 shares of the Company’s common stock, which were issued pursuant to provisions of the original Junior Credit Facility (0.5% of the outstanding shares of the Company’s common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of the Company’s common stock).

On November 24, 2003, Harbourside Investments, LLLP (See Note 7 below) purchased from Contrarian 44.286% of the subordinated debt and warrants.

As described in further detail below under the heading “2003 and 2004 Amendments and Restructuring”, in February 2004, Contrarian and Harbourside finalized the exchange of approximately $7.0 million in subordinated debt for common stock of the Company.  In connection with this purchase and restructuring of the Company’s debt, the Junior Credit Facility was amended to, among other things, mature on July 31, 2005 and bear interest at an effective blended rate of 14.0%.

In May 2004 the Company completed the sale of 480,000 shares of its common stock at a price of $9.00 per share to a small group of unaffiliated private investors.  The proceeds of this sale, together with additional borrowings under the Company’s Senior Credit Facility, were used to retire approximately $5.4 million principal amount of the Company’s Junior Credit Facility and approximately $350,000 of accrued interest on such debt.  The Company’s remaining Junior Credit Facility obligations consist of approximately $4.29 million principal amount bearing interest at an annual rate of 9.0%.

On November 5, 2004, the Junior Credit Facility was amended to extend its maturity date from July 31, 2005 to January 1, 2006.

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

2003 and 2004 Amendments and Restructuring.  On October 31, 2003, the Company entered into a forbearance agreement with the lenders and the senior lender agent under the Senior Credit Facility, pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the Senior Credit Facility as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of the Company’s independent certified public accountants which is unqualified in any respect, as well as the event of default under the Senior Credit Facility caused by the event of default arising from such failure under the Junior Credit Facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the Junior Credit Facility; and (iii) the failure to fulfill certain financial covenants in the Junior Credit Facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the Senior Credit Facility.  The forbearance period under the forbearance agreement was to expire on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of the Company or any of its subsidiaries, and (z) the failure by the Company or any of its subsidiaries that are borrower parties under the Senior Credit Facility to perform the obligations under the Senior Credit Facility or the forbearance agreement.  Under the forbearance agreement, the senior lenders and the senior lender agent did not waive their rights and remedies with respect to the existing senior facility defaults, but agreed to forbear from exercising rights and remedies with respect to the existing senior facility defaults solely during the forbearance period.

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

On December 24, 2003, Mr. Miller increased his previous $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million.  These funds, along with additional funds from The CIT Group/Business Credit, Inc., an existing senior lender, were used to satisfy the obligations to two of the existing senior lenders.  This transaction resulted in CIT and Mr. Miller constituting the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the commitment.  Mr. Miller’s portion of the loan is subordinated to that of CIT.

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

As of January 14, 2004, the Company entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement.  Additional details regarding the specific terms of the exchange agreements can be found in Note 7 – “Related Party Transactions”.  Under the amendment to the Junior Credit Facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the Senior Credit Facility, which had been substantially relaxed in the Company’s favor on December 24, 2003.

Maturity of Credit Facilities.  The Senior Credit Facility matures in July 2005, and the Junior Credit Facility matures in January 2006.  The Company will be required to repay, refinance or extend the maturity dates of these Facilities when they mature.  There can be no assurance that the Company will be able to repay, refinance or amend either of these Facilities when they mature.  The Company currently is engaged in discussions regarding a transaction that would result in a longer tem senior credit facility, but there can be no assurance that the Company will be able to complete any such transaction on satisfactory terms, if at all.

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

On January 14, 2004, the Company entered into an exchange agreement with Harbourside, pursuant to which it later issued 583,556 shares of common stock upon shareholder approval in exchange for approximately $1.8 million principal amount of, plus approximately $1.32 million of accrued interest and fees on, the outstanding subordinated debt and warrants to purchase 82,382 shares of the Company’s common stock.

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

8.             Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.  There were no grants in the three or nine months ended September 30, 2003.  340,000 options were granted during the nine months ended September 30, 2004.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended June 30
	2004	2003	2004	2003

Net income (loss) available to common stockholders, as reported	$1,522	$(6,835)	$3,887	(7,887)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	–	–	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(149)	(55)	(315)	(211)
Net income (loss) available to common stockholders, pro forma	$1,373	$(6,890)	$3,572	(8,098)
Income (loss) per common share:
Basic and diluted, as reported	$0.14	$(0.73)	$0.35	(0.84)
Basic and diluted, pro forma	$0.12	$(0.74)	$0.32	(0.87)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Steel Price Increases

During the last year, we experienced very large increases in prices we pay for steel and raw materials with high steel content.  These costs represent a substantial part of our total costs of operations.  Steel prices are expected to remain at historically high levels for the foreseeable future.  Partially to offset these increases, we implemented a general price increase in 2003 and implemented a material cost steel surcharge of 3% in January 2004.  In addition, in August 2004, we implemented another general price increase of approximately 5% by increasing general sales prices and increasing the material cost steel surcharge amount.  These new prices apply to new orders, so the impact of the August 2004 increase was not felt in the third quarter of 2004 as backlog was sold off.  Despite these substantial raw material cost increases, costs of operations as a percentage of sales for the three months ended September 30, 2004 actually decreased to 87.6% from 88.7% in the comparable prior period.  This is primarily the result of increased purchasing and manufacturing efficiencies associated with increased production volumes and, to a lesser extent, a portion of the steel cost increases being recovered through price increases we implemented.

Related Party Transactions

After the end of the third quarter of 2004, we manufactured certain telecommunications equipment for another company in which Mr. Miller, our Chairman, and Mr. Chandler, one of our directors, hold a minority equity interest and on whose board of directors they serve.  We manufactured 25 pieces of equipment at our cost plus a negotiated margin, which will be recognized in the fourth quarter of 2004.  We also have agreed to assist this company with certain redesign services which will be billed on a cost plus basis.  If this redesign effort is successfully completed, we will commence manufacturing an additional 145 units in the first quarter of 2005, with the potential for further business.  Although final pricing terms have not been negotiated, total revenue to us from these 145 additional units is estimated to be in excess of $6.0 million and will achieve gross margin levels at least as high as those achieved by us in our customary business.  This arrangement was approved by the disinterested members of our Audit Committee.

Credit Facilities

Our senior credit facility matures in July 2005 and as a result has been reflected as a current liability in the financial statements included as part of this Form 10-Q.  Our junior credit facility was amended on November 5, 2004 to extend its maturity date to January 1, 2006 and as a result it continues to be reflected as a long term liability in the financial statements.  We will be required to repay, refinance or extend the maturity dates of these facilities when they mature.  There can be no assurance that we will be able to repay, refinance or amend either of these facilities when they mature.  We are currently engaged in discussions regarding a transaction that would result in a longer term senior credit facility, but there can be no assurance that we will be able to complete any such transaction on satisfactory terms, if at all.

New York Stock Exchange Listing Standards

We received notification from the New York Stock Exchange (“NYSE”) on June 26, 2003 that, based on market information and information in our recent public filings, we were not in compliance with the NYSE’s continued listing standards.  The NYSE requires shareholders’ equity of not less than $50.0 million and a 30-day average market capitalization of $50.0 million.  Our shareholders’ equity was $28.0 million as of December 31, 2003, and $44.3 million as of September 30, 2004.  As of September 30, 2004, we had a 30-day average market capitalization of $98.3 million.

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

Retirement of Portion of Subordinated Debt

In May 2004, we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors.  The proceeds of this sale, together with additional borrowings under our senior credit facility, were used to retire approximately $5.4 million principal amount of our subordinated debt and approximately $350,000 of accrued interest on such debt.  This debt earned interest at an annual rate of 18.0%.  Our remaining subordinated debt consists of approximately $4.29 million principal amount bearing interest at an annual rate of 9.0%.

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

Results of Operations–Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Continuing Operations

Net sales of continuing operations for the three months ended September 30, 2004, increased 25.8% to $63.3 million from $50.3 million for the comparable period in 2003.  Net sales for the towing and recovery equipment segment increased to $63.3 million for the three months ended September 30, 2004 from $50.3 million for the comparable prior year period.  The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, and is attributable to a lesser extent to price increases implemented in September 2003 and January 2004.   There were no sales by the towing services segment during the three months ended September 30, 2004 or 2003 as the remaining towing services entities were sold in June 2003.

Costs of operations of continuing operations for the three months ended September 30, 2004, increased 24.3% to $55.4 from $44.6 million for the comparable period in 2003.  Costs of operations for the towing and recovery equipment segment increased $10.8 million from $44.6 million for the three months ended September 30, 2003 to $55.4 million for the comparable current year period.  Costs of operations of continuing operations decreased as a percentage of sales from 88.7% to 87.6%, which is attributed to the volume and price increases described above.  There were no costs of operations attributable to the towing services segment during the three months ended September 30, 2004 or 2003 as the remaining towing services entities were sold in June 2003.

Selling, general, and administrative expenses for the three months ended September 30, 2004, increased to $4.5 million from $4.3 million for the three months ended September 30, 2003.  As a percentage of sales, selling, general, and administrative expenses decreased to 7.1% for the three months ended September 30, 2004 from 8.5% for the three months ended September 30, 2003.

The provision for income taxes for continuing operations for the three months ended September 30, 2004 reflects the combined effective US federal and state tax rate of 10.5%, net of tax benefit related to our state and foreign tax liability.  The provision for the three months ended September 30, 2003 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $10.6 million to $8.2 million for the three months ended September 30, 2004 from $18.8 million for the three months ended September 30, 2003.  Net sales of the distribution group were $8.2 million for the three months ended September 30, 2004 compared to $18.2 million for the three months ended September 30, 2003.  Revenues were negatively impacted by the disposition of three distribution operations during the first quarter of 2004.  There were no net sales for the towing and recovery services segment during the three months ended September 30, 2004 compared to $0.6 million for the three months ended September 30, 2003, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 93.8% for the three months ended September 30, 2004 compared to 92.3% for the three months ended September 30, 2003.  There were no costs of sales for the towing services segment during the three months ended September 30, 2004, compared to 63.1% for the three months ended September 30, 2003.

Selling, general and administrative expenses as a percentage of sales was 8.6% for the distribution group and 0.0% for the towing services segment for the three months ended September 30, 2004 compared to 7.6% and 112.1%, respectively, for the three months ended September 30, 2003.  Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased from $4.6 million for the three months ended September 30, 2003 to $1.3 million for the comparable current year period.  Interest expense was $1.2 million for continuing operations and $0.2 million for discontinued operations for the three months ended September 30, 2004, compared to $3.3 million for continuing operations and $1.2 million for discontinued operations for the comparable prior year period.  The overall decrease of $3.3 million related to lower debt balances due in part to the conversion of a portion of our subordinated debt to equity and the retirement of an additional portion of our subordinated debt from the proceeds of the sale of 480,000 shares of our common stock during 2004.  Additionally, during the comparable prior year period, the Company wrote-off unamortized loan costs related from its existing senior credit facility.

Results of Operations–Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Continuing Operations

Net sales of continuing operations for the nine months ended September 30, 2004, increased $12.9 million to $169.1 million from $156.2 million for the comparable period in 2003.  Net sales for the towing and recovery equipment segment increased to $169.1 million for the nine months ended September 30, 2004 from $142.2 million for the comparable prior year period.  The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, and is attributable to a lesser extent to price increases implemented in September 2003 and January 2004.  Net sales for the towing services segment were $-0- million for the 2004 period compared to $14.0 million for the comparable prior year period as the remaining towing services entities were sold during the period ended June 2003.

Costs of operations of continuing operations for the nine months ended September 30, 2004, increased 8.6% to $145.8 million from $134.3 million for the comparable period in 2003.  Costs of operations for the towing and recovery equipment segment increased $22.1 million from $123.7 million for the nine months ended September 30, 2003 to $145.8 million for the comparable current year period.  Costs of operations of continuing operations decreased as a percentage of sales for the towing and recovery equipment segment from 86.9% to 86.2%, which decrease is attributed to the volume and price increases described above.

Towing services revenues and costs of operations reflect the change in status of certain towing services markets which were sold in June 2003.  (See Note 2 to the Consolidated Financial Statements).  These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

Selling, general, and administrative expenses for the nine months ended September 30, 2004, increased to $14.3 million from $13.3 million for the nine months ended September 30, 2003.  As a percentage of sales, selling, general, and administrative expenses decreased to 8.5% for the nine months ended September 30, 2004 from 8.5% for the nine months ended September 30, 2003.  The increase reflects higher expenses related to increased sales and higher than normal professional fees.

The loss on disposal recognized during the period is attributed to the towing services operations that were reclassified to continuing operations as explained above.  These operations were sold during the period ended September 2003.

The provision for income taxes for continuing operations for the nine months ended September 30, 2004 reflects the combined effective US federal and state tax rate of 7.8%, net of tax benefit related to our state and foreign tax liability.  The provision for the nine months ended September 30, 2003 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from discontinued operations decreased $25.1 million to $32.9 million for the nine months ended September 30, 2004 from $58.0 million for the nine months ended September 30, 2003.  Net sales of the distribution group were $32.9 million for the nine months ended September 30, 2004 compared to $49.9 million for the nine months ended September 30, 2003.  Revenues were negatively impacted by the disposition of six distribution operations during the nine-month period ended September 30, 2004.  There were no net sales for the towing and recovery services segment during the nine months ended September 30, 2004 compared to $8.1 million for the nine months ended September 30, 2003, as a result of all remaining towing services markets being sold during the period ended September 2003.

Costs of sales as a percentage of net sales for the distribution group was 92.8% for the nine months ended September 30, 2004 compared to 92.3% for the nine months ended September 30, 2003.  There were no costs of sales for the towing services segment during the nine months ended September 30, 2004, compared to 73.3% for the nine months ended September 30, 2003.

Selling, general and administrative expenses as a percentage of sales was 8.6% for the distribution group and 0.0% for the towing services segment for the nine months ended September 30, 2004 compared to 7.9% and 53.0%, respectively, for the nine months ended September 30, 2003.  Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased from $8.3 million for the nine months ended September 30, 2003 to $4.0 million for the comparable current year period.  Interest expense was $3.5 million for continuing operations and $0.5 million for discontinued operations for the nine months ended September 30, 2004 compared to $4.8 million for continuing operations and $3.5 million for discontinued operations for the comparable prior year period.  The overall decrease of $4.3 million is related to lower debt balances due in part to the conversion of a portion of our subordinated debt to equity and the retirement of an additional portion of our subordinated debt from the proceeds of the sale of 480,000 shares of our common stock during 2004.  Additionally, during the comparable prior year period, the Company wrote-off unamortized loan costs related from its existing senior credit facility.

Liquidity and Capital Resources

Cash used in operating activities was $8.2 million for the nine months ended September 30, 2004, compared to $8.6 million provided by operating activities for the comparable period of 2003.  The cash used in operating activities for the nine months ended September 30, 2004 was primarily due to increases in inventory and accounts receivable.

Cash provided by investing activities was $4.1 million for the nine months ended September 30, 2004, compared to $6.9 million provided by investing activities for the comparable period in 2003.  The cash provided by investing activities was primarily due to the sale of distribution operations.

Cash used in financing activities was $0.9 million for the nine months ended September 30, 2004 and $13.8 million for the comparable period in the prior year.  The cash was used primarily to reduce borrowings under our credit facilities and other outstanding long-term debt and capital lease obligations offset by the sale of 480,000 shares of our common stock.

Our primary capital requirements are for working capital, debt service, and capital expenditures.  Since 1996, we have financed our operations and growth from internally generated funds and debt financing.

Credit Facilities

At September 30, 2004, we had (i) $99.1 million outstanding under the towing and recovery equipment segment of the revolving portion of our senior credit facility, (ii) $3.7 million and $12.0 million outstanding under the two senior term loans of our senior credit facility, and (iii) $4.2 million outstanding under the junior credit facility.  No amounts were outstanding under the RoadOne segment of the revolving portion of our senior credit facility at September 30, 2004.

Senior Credit Facility

In July 2001, we entered into a four year senior credit facility with a syndicate of lenders to replace our then-existing credit facility.  The senior credit facility has been amended several times, including most recently on December 24, 2003 in connection with the restructuring of all our debt obligations as described below.  As amended, the senior credit facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan.  The revolving credit facility provides for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne segment, respectively.

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

Contrarian Funds, LLC purchased all of the outstanding debt of the junior credit facility in a series of transactions during the second half of 2003.  As part of its purchase of the subordinated debt, Contrarian also purchased the warrants, or the rights to receive warrants, to purchase 186,028 shares of our common stock, which were issued pursuant to provisions of the junior credit facility (0.5% of the outstanding shares or our common stock (47,417 shares) in July 2002 and an additional 1.5% (138,611 shares) on July 23, 2003 with an exercise price equal to the then fair market value of our common stock).

On November 24, 2003, Harbourside Investments, LLLP (See Note 7 to the Consolidated Financial Statements) purchased from Contrarian 44.286% of the subordinated debt and the warrants.

As described in further detail under the heading “2003 and 2004 Amendments and Restructuring” below, in February 2004, Contrarian and Harbourside finalized the exchange of approximately $7.0 million in subordinated debt for shares of our common stock.  In connection with this purchase and restructuring of our debt, the junior credit facility was amended to, among other things, mature on July 31, 2005 and bear interest at an effective blended rate of 14.0%.

In May 2004 we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors.  The proceeds of this sale, together with additional borrowings under our senior credit facility, were used to retire approximately $5.4 million principal amount of our subordinated debt and approximately $350,000 of accrued interest on such debt.  Our remaining subordinated debt obligations consist of approximately $4.29 million principal amount bearing interest at an annual rate of 9.0%.

The junior credit facility was amended on November 5, 2004 to extend its maturity date from July 31, 2005 to January 1, 2006.

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

On December 24, 2003, Mr. Miller increased his previous $2.0 million participation in the existing senior credit facility by an additional $10.0 million.  These funds, along with additional funds from The CIT Group/Business Credit, Inc., an existing senior lender, were used to satisfy the obligations to two of the existing senior lenders.  This transaction resulted in CIT and Mr. Miller constituting the senior lenders to us, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the commitment.  Mr. Miller’s portion of the loan is subordinated to that of CIT.

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

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.4 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2004.  We also had approximately $5.5 million in non-cancellable operating lease obligations, $4.5 million of which relates to truck and building leases of discontinued operations at that date.

Forward-Looking Statements

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

Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a14(c) under the Securities Exchange Act of 1934.  Based upon this evaluation, our CEO and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We commenced an action against Oshkosh Truck Corp. in Federal District Court in Wisconsin on May 6, 2004 to enforce our rights under a confidentiality agreement entered into with Oshkosh in connection with discussions that were held in late 2003 regarding a potential business transaction.  We believe that our proprietary, confidential information has been used and will continue to be used for purposes not allowed under such agreement.  We brought suit to protect our rights in our information, including those rights under the agreement, and to seek damages for any violations of our rights that may be found to have occurred, or which may occur.  This lawsuit was settled by agreement of the parties in July 2004 and we have dismissed our lawsuit.  The settlement agreement provided for representations by Oshkosh and certain third parties that were intended to assure that our proprietary information had not and would not be misused.

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

Item 6.	Exhibits
	3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
	3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission in August 1994)
	10.1	Amendment No. 4 to Amended and Restated Credit Agreement entered into as of November 5, 2004 among the Registrant, Miller Industries Towing Equipment, Inc., the guarantor direct and indirect subsidiaries of the Registrant, and Harbourside Investments, LLLP*
	31.1	Certification of Jeffrey I. Badgley, President and Co-Chief Executive Officer of the Registrant, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Certification of William G. Miller, Chairman of the Board and Co-Chief Executive Officer of the Registrant, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
	31.3	Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Certification of Jeffrey I. Badgley, President and Co-Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
	32.1	Certification of William G. Miller, Chairman of the Board and Co-Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
	32.2	Certification of J. Vincent Mish, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________
*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC. By: /s/ J. Vincent Mish J. Vincent Mish Executive Vice President and Chief Financial Officer

Date:  November 9, 2004