Form 10-K
period 2004-12-31
MILLER INDUSTRIES INC /TN/
filed 2005-03-14
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended	December 31, 2004

Commission File No.	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

(423) 238-4171
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒     Yes    ☐      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☒     Yes   ☐       No.

The aggregate market value of the voting stock for non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was $94,393,675 (based on 9,573,395 shares held by non-affiliates at $9.86 per share, the last sale price on the NYSE on June 30, 2004).

At March 9, 2005 there were 11,194,782 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1. BUSINESS

General

Miller Industries, Inc. is the world’s largest manufacturer of vehicle towing and recovery equipment, with executive offices in Ooltewah, Tennessee and Atlanta, Georgia, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

Since 1990, we have developed or acquired several of the most well-recognized brands in the towing and recovery equipment manufacturing industry. Our strategy has been to diversify our line of products and increase our presence in the industry by combining internal growth and development with acquisitions of complementary businesses.

In February 1997, we formed RoadOne to offer a broad range of towing services. We subsequently disposed of all towing services operations. In addition, we have made the decision to sell our distribution group. As a result of these decisions, we have classified both our towing services segment and our distribution group as discontinued operations. As of December 31, 2004, we had sold or closed all of our RoadOne towing locations and all but one of our distributor locations.

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

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim and the Middle East. Additionally, as a result of our ownership of Jige in France and Boniface in the United Kingdom, we have substantial distribution capabilities in Europe. While most of our distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of our independent distributors sell our products on an exclusive basis. In addition to selling our products to towing operators, our independent distributors provide parts and service. We also utilize independent sales representatives to exclusively market our products and provide expertise and sales assistance to our independent distributors. Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

Product Lines

We manufacture a broad line of wrecker, car carrier and trailer bodies to meet a full range of customer design, capacity and cost requirements.

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 70-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers. In addition, certain light duty wreckers are equipped with the “Express” automatic wheellift hookup device that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

Century®. The Century brand is our ‘‘top-of-the-line’’ brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from 8-ton light duty to 70-ton heavy duty models, and car carriers in lengths from 17½ to 30 feet. Management believes that the Century brand has a reputation as the industry’s leading product innovator.

Vulcan®. Our Vulcan product line includes a range of premium light and heavy duty wreckers, car carriers and other towing and recovery equipment. The Vulcan line is sold through its own independent distribution network.

Challenger®. Our Challenger products compete with the Century and Vulcan products and constitute a third premium product line. Challenger products consist of light to heavy duty wreckers with capacities ranging from 8 to 70 tons, and car carriers with lengths ranging from 17½ to 21 feet. The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

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

Titan®. Our Titan product line is comprised of premium multi-vehicle transport trailers which can transport up to 8 vehicles depending on configuration.

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

Product Development and Manufacturing

Our Holmes and Century brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products.

We manufacture wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and the United Kingdom. The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer. Components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are then attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by us or shipped by common carrier to a distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted by us with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors. To the extent final painting is required before delivery, we contract with independent paint shops for such services.

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

Sales, Distribution and Marketing of Towing and Recovery Equipment

Disposition of Company-Owned Distributors

During 2002, our board of directors and management made the decision to sell our distribution group. As of December 31, 2004, our distribution group consisted of one towing and recovery equipment distributor located in British Columbia, Canada and had sold all other distributor locations. We intend to sell our remaining distributor as quickly as possible. All assets, liabilities and results of operations of the distribution group are now presented separately as discontinued operations and all prior period financial information is presented to conform to this treatment.

Independent Distributors and Sales

Management categorizes the towing and recovery market into three general product types: light duty wreckers; heavy duty wreckers; and car carriers. The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, municipal and federal governmental agencies, and repair shop or salvage company owners. The heavy duty market is dominated by professional wrecker operators serving the needs of commercial vehicle operators. The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities. Management estimates that there are approximately 30,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

Our sales force, which services our network of independent distributors, consists of sales representatives whose responsibilities include providing administrative and sales support to the entire base of independent distributors. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of our products and to maintain customer relationships.

We have developed a diverse network of independent distributors, consisting of approximately 120 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. During the year ended December 31, 2004, no single distributor accounted for more than 5% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors. To increase exposure to our products, we also have served as the official recovery team for many automobile racing events, including the Daytona, Talladega, Atlanta and Darlington NASCAR races, the Grand Prix in Miami, the Suzuka in Japan, the Rolex Daytona 24 Hour Race, Molson Indy, the Brickyard, and the Indy 500 races, among others.

We routinely respond to requests for proposals or bid invitations in consultation with our local distributors. Our products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. We intend to continue to pursue government contracting opportunities.

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national and regional trade shows. In order to focus our marketing efforts and to control marketing costs, we have reduced our participation in regional trade shows and now concentrate our efforts on five of the major trade shows each year. We work with our network of independent distributors to concentrate on various regional shows.

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

Competition

The towing and recovery equipment manufacturing industry is highly competitive for sales to distributors and towing operators. Management believes that competition in this industry focuses on product quality and innovation, reputation, technology, customer service, product availability and price. We compete on the basis of each of these criteria, with an emphasis on product quality and innovation and customer service. Management also believes that a manufacturer’s relationship with distributors is a key component of success in the industry. Accordingly, we have invested substantial resources and management time in building and maintaining strong relationships with distributors. Management also believes that our products are regarded as high quality within their particular price points. Our marketing strategy is to continue to compete primarily on the basis of quality and reputation rather than solely on the basis of price, and to continue to target the growing group of professional towing operators who as end-users recognize the quality of our products.

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

Towing Services - RoadOne

In February 1997, we formed RoadOne to build a national towing services network. During April 2000, we announced plans to accelerate our efforts to aggressively reduce expenses in the towing services segment at the corporate level, as well as in the field. During the quarter ended June 30, 2002, our management and board of directors approved a plan to dispose of certain identified assets, which primarily consisted of underperforming operations of the towing services segment. In October 2002, we made the decision to sell all remaining towing services operations. As of December 31, 2003, all of the towing services operations had either been sold or closed.

In accordance with SFAS No. 144, we began reporting the entire towing services segment as discontinued operations as of the beginning of the fourth quarter of 2002. The results of operations and loss on disposal associated with certain towing services operations which were sold in June 2003 have been reclassified from discontinued to continuing operations given our significant continuing involvement in the operations of the disposal components via a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement. Accordingly, the depreciation of fixed assets ceased on October 1, 2002. As of such date, all assets, liabilities, and results of operations are separately presented as discontinued operations and all prior period financial information is presented to conform with this treatment.

Employees

As of December 31, 2004, we employed approximately 840 people in our towing and recovery equipment manufacturing and distribution operations. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to one of our operating subsidiaries, some of which have expired, and the remainder of which expire over the next few years. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that, until these patents expire, utilization of such devices without a license is an infringement of such patents. We have successfully litigated infringement lawsuits in which the validity of our patents on this technology was upheld, and successfully settled other lawsuits. We also hold a number of other utility and design patents covering other products, the Vulcan ‘‘scoop’’ wheel-retainer and the car carrier anti-tilt device. We have also obtained the rights to use and develop certain technologies owned or patented by others. Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all tow truck and car carrier manufacturers.

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

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on our management’s belief as well as assumptions made by, and information currently available to, our management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the factors set forth below, and, in particular, the risks associated with the terms and pending maturity of our substantial indebtedness. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

The need to service our high level of indebtedness may affect the growth and profitability of our business.

As of January 31, 2005 our debt included approximately $25.0 million under our senior credit facility and $4.2 million under our junior credit facility. As a consequence, a substantial portion of our cash flow from operations, as well as from sales of our distributorships, has been and will continue to be dedicated to service this debt. Using cash in this manner may affect our ability to grow our business and to take advantage of opportunities for growth. In addition, this substantial indebtedness may make us more vulnerable to general adverse economic and industry conditions.

The requirements and restrictions imposed by our credit facilities restrict our ability to operate our business, and failure to comply with these requirements and restrictions could adversely affect our business.

The terms of our senior and junior credit facilities restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our or their assets. Our credit facilities also require us to meet certain financial tests, and to comply with certain other reporting, affirmative and negative covenants.

We have experienced difficulties meeting these financial tests in the past and may continue to do so in the future. If we fail to comply with the requirements of either of our credit facilities, such non-compliance would result in an event of default. If not waived by the lending groups, such event of default would result in the acceleration of the amounts due under the respective credit facility, and may permit our lenders to foreclose on our assets that secure the credit facilities.

Our credit facilities mature soon, and our inability to fully repay, or to refinance or extend the final maturity dates of, either of these facilities may adversely affect our business or cause us to seek bankruptcy court or other protection from our creditors.

Our senior credit facility is scheduled to mature in July 2005, and our junior credit facility matures in January 2006. We will be required to fully repay, or to refinance or extend the maturity dates of, both of these credit facilities when they mature. We have been granted an option, exercisable through July 10, 2005, to extend the maturity date of our senior credit facility until July 2006, but there can be no assurance that we will be able to fully repay, or to refinance or further extend, either of these credit facilities when they finally mature. We currently are engaged in negotiations regarding refinancing our senior credit facility, but there can be no assurance that we will be able to complete any such transaction on satisfactory terms, if at all.

If we fail to repay, when due, our obligations under either credit facility, such failure would result in an event of default under such facility. Under these circumstances, we could be required to find alternative funding sources or sell assets, and there can be no assurance that we would be able to obtain any such alternative funding or that we would be able to sell assets on terms that are acceptable to us or at all. If we were unable to secure alternative funding or sell assets, we might be required to seek bankruptcy court or other protection from our creditors.

Our ability to service our credit facilities may be affected by fluctuations in interest rates.

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

We are subject to certain retained liabilities related to the wind down of our towing services operations.

We sold or closed all remaining towing services businesses during 2003. As a result, almost all of our former towing services businesses now operate under new ownership, and in general the customary operating liabilities of these businesses were assumed by the new owners. Our subsidiaries that sold these businesses are subject to some continuing liabilities with respect to their pre-sale operations, including, for example, liabilities related to litigation, certain trade payables, workers compensation and other insurance, surety bonds, and real estate, and Miller Industries is subject to some of such continuing liabilities by virtue of certain direct parent guarantees. It is possible that our towing services segment will not have assets sufficient to satisfy these continuing liabilities.

Our business is subject to the cyclical nature of our industry, general economic conditions and weather. Adverse changes with respect to any of these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates, insurance costs, and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on our operations, as was the case during the recent general economic downturn. The industry also is influenced by consumer confidence and general credit availability, and by weather conditions, none of which is within our control.

Our dependence upon outside suppliers for our raw materials, including steel, and other purchased component parts, leaves us subject to price increases and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and although we believe that these suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Shipment delays, unexpected price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. For example, recent increases in foreign demand for steel, as well as disruptions in the supply of raw materials, has caused a lack of domestic availability for certain types of steel, and has resulted in substantially higher prices for steel and raw materials with high steel content. Partially to offset these increases, we implemented general price increases in 2003 and 2004, and steel cost surcharges in 2004. While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so. Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are frequently supplied by us, or are purchased separately by our distributors or by towing operators. Although we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

A significant portion of our net sales and production in 2004 were outside the United States, primarily in Europe. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including British pounds and the Euro. We are subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

Historically, we have been able to develop or acquire patented and other proprietary product innovations which have allowed us to produce what management believes to be technologically advanced products relative to most of our competition. Certain of our patents have expired, and others will expire in the next few years, and as a result, we may not have a continuing competitive advantage through proprietary products and technology. In addition, pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all wrecker and car carrier manufacturers. Our historical market position has been a result, in part, of our continuous efforts to develop new products. Our future success and ability to maintain market share will depend, to an extent, on new product development.

We depend upon skilled labor to manufacture our products. If we experience problems hiring and retaining skilled labor, our business may be negatively affected.

The timely production of our wreckers and car carriers requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions. Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities. In addition, in connection with a representation petition filed by the United Auto Workers Union with the National Labor Relations Board, a vote was held on union representation for employees at our Ooltewah, Tennessee manufacturing plant in 2002. These employees voted against joining the United Auto Workers Union, but the vote was subsequently overturned by the National Labor Relations Board. Thereafter, a new vote was scheduled for February 2005, but this vote was cancelled at the request of the United Auto Workers Union. While our employees are not currently members of a union, there can be no assurance that the employees at our Ooltewah manufacturing plant, or any other of our employees, may not choose to become unionized in the future.

If our common stock was delisted from the New York Stock Exchange the market for our common stock may be substantially less active and it may impair the ability of our shareholders to buy and sell our common stock.

In June 2003, we received notification from the New York Stock Exchange that we were not in compliance with the NYSE’s continued listing standards because we did not have sufficient shareholders’ equity or an adequate 30-day average market capitalization. In response, we implemented a plan for regaining compliance with the continued listing standards which focused on restructuring our bank facilities and rationalizing the timing of our debt service, disposing of our remaining RoadOne and distributor operations, and returning our manufacturing operations to their historically profitable levels. In December 2004, the NYSE notified us that, as a result of our compliance plan, we had regained compliance with the NYSE’s continued listing standards and had been approved as a “company in good standing” with the NYSE. As of December 31, 2004, our shareholders’ equity was $46.8 million and our 30-day average market capitalization was $123.7 million.

As a condition to the NYSE’s approval, we are subject to a 12-month follow-up period with the NYSE to ensure continued compliance with the continued listing standards, and will be subject to the NYSE’s routine monitoring procedures. If we are unable to comply with the NYSE’s continued listing standards during this follow-up period, or thereafter, our common stock could be delisted from the New York Stock Exchange. If our common stock is delisted, it is likely that the trading market for our common stock would be substantially less active, and the ability of our shareholders to buy and sell shares of our common stock would be materially impaired. In addition, the delisting of our common stock could adversely affect our ability to enter into future equity financing transactions. In the event that our stock is delisted from the New York Stock Exchange, we would pursue listing on an alternative national securities exchange or association.

Any loss of the services of our key executives could have a material adverse impact on our operations.

Our success is highly dependent on the continued services of our management team. The loss of services of one or more key members of our senior management team could have a material adverse effect on us.

A product liability claim in excess of our insurance coverage, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business.

We are subject to various claims, including automobile and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings incidental to our business. We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience. A successful product liability or other claim brought against us in excess of our insurance coverage, or the inability of us to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business, operating results and financial condition.

Continued increases in our customers’ fuel costs, and the reduced availability of credit for our customers, will have a material effect upon our business.

As a result of the events of September 11, 2001 and other general economic factors, our customers have experienced substantial increases in fuel and other transportation costs. There can be no assurance that fuel and transportation costs will not continue to increase for our customers in the future. Additionally, our customers have experienced, and continue to experience, reduced availability of credit, which negatively affects their ability to, and capacity for, purchasing equipment. These increases in fuel and transportation costs, and these reductions in the availability of credit, have had, and may continue to have, a negative effect on our customers, and a material effect upon our business and operating results.

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

Executive Officers of the Registrant

Information relating to our executive officers as of the end of the period covered by this Annual Report is set forth below. There are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller . . . . . .	58	Chairman of the Board and Co-Chief Executive Officer
Jeffrey I. Badgley. . . . . .	52	President and Co-Chief Executive Officer
Frank Madonia . . . . . .	56	Executive Vice President, Secretary and General Counsel
J. Vincent Mish . . . . . .	54	Executive Vice President, Chief Financial Officer and President of Financial Services Group

William G. Miller has served as Chairman of the Board since April 1994 and our Co-Chief Executive Officer since October 2003. From January 2002 to August 2002, Mr. Miller served as the Chief Executive Officer of Team Sports Entertainment, Inc. Mr. Miller served as our Chief Executive Officer from April 1994 until June 1997. In June 1997, he was named Co-Chief Executive Officer, a title he shared with Jeffrey I. Badgley until November 1997. Mr. Miller also served as our President from April 1994 to June 1996. He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye Inc. and The Signal Companies, Inc.

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

Frank Madonia has served as our Executive Vice President, Secretary and General Counsel since September 1998. From April 1994 to September 1998 Mr. Madonia served as our Vice President, General Counsel and Secretary. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye Inc., and The Signal Companies, Inc.

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

Available Information

Our Internet website address is www.millerind.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website and are available in print to any shareholder who mails a request to: Corporate Secretary, Miller Industries, Inc., 8503 Hilltop Drive, Ooltewah, Tennessee 37363. Other corporate governance-related documents can be found at our website as well.

ITEM 2.    PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in (1) Ooltewah, Tennessee, (2) Hermitage, Pennsylvania, (3) Mercer, Pennsylvania, and (4) Greeneville, Tennessee. The Ooltewah plant, containing approximately 242,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 112,000 square feet, primarily produces car carriers and trailers.

We also have manufacturing operations at two facilities located in the Lorraine region of France, which have, in the aggregate, approximately 180,000 square feet, and manufacturing operations in Norfolk, England, with approximately 30,000 square feet.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last three months of the period covered by this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.” The following table sets forth the quarterly range of high and low sales prices for the common stock for the periods indicated.

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2003
First Quarter	$3.54	$3.13
Second Quarter	3.98	2.94
Third Quarter	4.71	3.03
Fourth Quarter	7.80	4.05
Year Ended December 31, 2004
First Quarter	$10.80	$7.20
Second Quarter	10.85	8.20
Third Quarter	10.21	8.55
Fourth Quarter	11.48	8.90
Year Ending December 31, 2005
First Quarter (through March 11, 2005)	$13.80	$11.14

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2004 was 1,830 and 10,000, respectively.

We have never declared cash dividends on our common stock. We intend to retain our earnings and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by our Board of Directors. The payment of dividends by us is restricted by our revolving credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the three month period ended December 31, 2004.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data for the years ended December 31, 2004, 2003, 2002 and April 30, 2001 and the eight months ended December 31, 2001 from our audited consolidated financial statements and related notes. We derived the selected historical consolidated financial data for the year ended April 30, 2000 from our unaudited consolidated financial statements and related notes. You should read this data together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

	Years Ended December 31,			Eight Months Ended December 31,	Years Ended April 30,
	2004	2003	2002	2001	2001	2000
	(In thousands except per share data)
Statements of Income Data (1):
Net Sales:
Towing and recovery equipment	$236,308	$192,043	$203,059	$142,445	$212,885	$261,907
Towing services	-	13,953	28,444	19,892	31,992	31,183
	236,308	205,996	231,503	162,337	244,877	293,090
Costs and expenses:
Costs of operations:
Towing and recovery equipment	205,021	168,390	174,516	122,753	181,517	220,602
Towing services	-	10,618	22,539	15,250	23,321	22,345
	205,021	179,008	197,055	138,003	204,838	242,947
Selling, general, and administrative expenses	18,904	17,411	19,540	14,353	23,925	26,333
Special charges (2)	-	682	-	6,376	-	2,770
Interest expense, net	4,657	5,609	4,617	1,055	2,137	6,036
Total costs and expenses	228,582	202,710	221,212	159,787	230,900	278,086
Income from continuing operations before income taxes	7,726	3,286	10,291	2,550	13,977	15,004
Income tax provision	740	1,216	7,208	2,522	4,777	8,704
Income from continuing operations	6,986	2,070	3,083	28	9,200	6,300
Discontinued operations:
Loss from discontinued operations, before income taxes	(1,371)	(17,260)	(29,697)	(22,296)	(23,585)	(101,455)
Income tax provision (benefit)	140	(1,037)	(2,732)	(681)	(7,951)	(22,012)
Loss from discontinued operations, net of taxes	(1,511)	(16,223)	(26,965)	(21,615)	(15,634)	(79,443)
Income (loss) before cumulative effect of change in accounting principle	5,475	(14,153)	(23,882)	(21,587)	(6,434)	(73,143)
Cumulative effect of change in accounting principle	-	-	(21,812)	-	-	-
Net income (loss)	$5,475	$(14,153)	$(45,694)	$(21,587)	$(6,434)	$(73,143)
Basic income (loss) per common share(3):
Income from continuing operations	$0.64	$0.22	$0.34	$-	$0.98	$0.67
Loss from discontinued operations	(0.14)	(1.74)	(2.89)	(2.31)	(1.67)	(8.50)
Cumulative effect of change in accounting principle	-	-	(2.34)	-	-	-
Basic income (loss)	$0.50	$(1.52)	$(4.89)	$(2.31)	$(0.69)	$(7.83)
Diluted income (loss) per common share(3):
Income from continuing operations	$0.64	$0.22	$0.34	$-	$0.98	$0.67
Loss from discontinued operations	(0.14)	(1.74)	(2.89)	(2.31)	(1.67)	(8.50)
Cumulative effect of change in accounting principle	-	-	(2.34)	-	-	-
Diluted income (loss)	$0.50	$(1.52)	$(4.89)	$(2.31)	$(0.69)	$(7.83)
Weighted average shares outstanding:
Basic	10,860	9,342	9,341	9,341	9,341	9,339
Diluted	10,982	9,385	9,348	9,345	9,350	9,426

	Years Ended December 31,			Eight Months Ended December 31,	Years Ended April 30,
	2004	2003	2002	2001	2001	2000
	(In thousands except per share data)
Balance Sheet Data (at period end):
Working capital (deficit)	$39,978	$31,136	$(10,174)	$87,601	$91,314	$103,801
Total assets	127,822	131,818	162,177	252,963	281,287	323,694
Long-term obligations, less current portion	24,345	29,927	1,214	91,562	99,121	119,319
Common shareholders' equity	46,785	27,997	39,697	84,843	106,533	113,821

____________________

(1) The results of operations and loss on disposal associated with certain towing services operations, which were sold in June 2003, have been reclassified from discontinued to continuing operations for all periods presented because of our significant continuing involvement in the operations of the disposal components through a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components through a long-term licensing agreement.

(2) Special charges include a loss on the sale of operations of $682 for the year ended December 31, 2003, and asset impairment charges for continuing operations of $6,376 and $2,770 for the eight months ended December 31, 2001 and the fiscal year ended April 30, 2000, respectively. We recorded asset impairments and special charges for discontinued operations of $11,828 for the year ended December 31, 2002, $10,716 for the eight months ended December 31, 2001, and $74,085 of special charges and $6,041 for the costs of rationalization of the towing services segment for the fiscal year ended April 30, 2000. Special charges and asset impairments related to discontinued operations are included in Loss from Discontinued Operations.

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

Executive Overview

Miller Industries, Inc. is the world’s largest manufacturer of vehicle towing and recovery equipment, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customer’s design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names.

Overall, our management focuses on a variety of key indicators to monitor our operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, income from continuing operations, earnings per share, capital expenditures and cash flow.

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, the cost of raw materials (including steel) and general economic conditions.

During 2004, our revenues were positively affected by a general increase in demand for our products resulting from general economic improvements. In addition, we commenced the manufacture of 63 heavy-duty towing and recovery units for the Australian military as part of the largest single order for towing and recovery equipment in our history. The first units under this contract were delivered in late 2004, and the remaining units are scheduled for production and delivery through mid-2005. We also began a project with DataPath, Inc. to assist in the design and engineering of mobile communications trailers for military application. We completed an initial order of 25 trailers in 2004, and will begin the manufacture of up to an additional 145 trailers during the first half of 2005. As a result of these projects, as well as the general increase in demand for our products, we have a strong backlog that we expect to carry into 2005.

We have been and will continue to be affected by recent large increases in the prices that we pay for steel and components with high steel content. Like all manufactures, we have experienced shortages in the availability of steel. Steel costs represent a substantial part of our total costs of operations, and management expects steel prices to remain at historically high levels for the foreseeable future. Partially to offset these increases, we implemented a steel cost surcharge of 3% in January 2004, and in August 2004, we implemented another general price increase of approximately 5%, and increased our steel cost surcharge amount. We also began to develop alternatives to the steel and steel components that we use in our production process, and have introduced several of these alternatives to our major component part suppliers. Over the coming years we will continue to monitor steel prices and availability in order to more favorably position ourselves in this dynamic market.

Management also continues to focus on reducing the overall debt levels under our senior and junior credit facilities. In 2004, approximately $7.0 million of subordinated debt and warrants was exchanged and converted into shares of our common stock. In addition, during 2004, cash proceeds from the private placement of 480,000 shares of our common stock were used to retire significant portions of our subordinated debt. While our debt levels have declined significantly over the past year, our senior credit facility is scheduled to mature in July 2005, and our junior credit facility matures on January 1, 2006. We have been granted an option, exercisable through July 10, 2005, to extend the maturity date of our senior credit facility until July 2006. We will be required to repay, refinance or further extend the maturity dates of these facilities when they finally mature. Management currently is engaged in negotiations that would result in a longer term or new senior credit facility.

Also during 2004, we substantially completed our strategic goal of disposing of towing services businesses and distributor operations. As a result, at December 31, 2004, only miscellaneous assets remained in the RoadOne towing services segment and only one distributor location remained in our distribution group. As a result, our management team has renewed its focus on our core business - the manufacture of towing and recovery equipment.

Compliance with New York Stock Exchange Continued Listing Standards

In June 2003, we received notification from the New York Stock Exchange that we were not in compliance with the NYSE’s continued listing standards because we did not have sufficient shareholders’ equity or an adequate 30-day average market capitalization. In response, we implemented a plan for regaining compliance with the continued listing standards which focused on restructuring our bank facilities and rationalizing the timing of our debt service, disposing of our remaining RoadOne and distributor operations, and returning our manufacturing operations to their historically profitable levels. With the approval by our shareholders of the conversion of a portion of our subordinated debt into our common stock, we completed the restructuring of our bank facilities. We also disposed of the remainder of our RoadOne operations and are in the process of disposing of our remaining distributor location.

In December 2004, the NYSE notified us that, as a result of our compliance plan, we had regained compliance with the NYSE’s continued listing standards and had been approved as a “company in good standing” with the NYSE. As a condition to the NYSE’s approval, we are subject to a 12-month follow-up period with the NYSE to ensure continued compliance with the continued listing standards, and will be subject to the NYSE’s routine monitoring procedures. As of December 31, 2004, our shareholders’ equity was $46.8 million and our 30-day average market capitalization was $123.7 million.

Discontinued Operations

During 2002, our management and board of directors made the decision to divest of our towing services segment, as well as the operations of the distribution group of our towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

The results of operations and loss on disposal associated with certain towing services operations, which were sold in June 2003 have been reclassified from discontinued to continuing operations given our significant continuing involvement in the operations of the disposal components via a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement.

Income Taxes

Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances for 2004 and 2002.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. A discussion of critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

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

Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of goodwill in 2002 and have continued to perform annual impairment reviews thereafter. For further detail of our impairment review and related write downs, See Note 5 to the Consolidated Financial Statements.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinuing operations. The allowance reflects our recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. The balance of the valuation allowance was $16.6 million at December 31, 2004 and $13.3 million at December 31, 2003.

Revenues

Under our accounting policies, sales are recorded when equipment is shipped to independent distributors or other customers. While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal. Revenue from our owned distributors is recorded at the time equipment is shipped to customers or services are rendered. The towing services division recognizes revenue at the time services are performed.

Seasonality

Our towing and recovery equipment segment has experienced some seasonality in net sales due in part to decisions by purchasers of light duty wreckers to defer wrecker purchases near the end of the chassis model year. The segment’s net sales have historically been seasonally impacted due in part to weather conditions.

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. The gains or losses resulting from such translations are included in shareholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in stockholders’ equity as the amounts are considered to be of a long-term investment nature.

Results of Operations

The following table sets forth, for the years indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

	2004	2003	2002
Continuing Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	86.8%	86.9%	85.1%
Selling, general and administrative	8.0%	8.5%	8.4%
Special charges	0.0%	0.3%	0.0%
Interest expense, net	2.0%	2.7%	2.0%
Total costs and expenses	96.8%	98.4%	95.5%
Income before income taxes	3.2%	1.6%	4.5%

Discontinued Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	92.5%	90.3%	88.5%
Selling, general and administrative	9.5%	13.8%	14.7%
Special charges	0.0%	11.3%	10.0%
Interest expense, net	1.6%	7.0%	3.5%
Total costs and expenses	103.6%	122.4%	116.7%
Loss before income taxes	(3.6)%	(22.4)%	(16.7)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Continuing Operations

Net sales from continuing operations were $236.3 million for the year ended December 31, 2004 compared to $206.0 million for the year ended December 31, 2003. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, and is attributable to a lesser extent to price increases implemented during 2004. There were no sales for the towing services segment in 2004 compared to $14.0 million for the comparable prior year as the remaining towing services entities were sold during 2003.

Costs of operations as a percentage of net sales decreased slightly to 86.8% for the year ended December 31, 2004 from 86.9% for the year ended December 31, 2003. Selling, general, and administrative expenses changed slightly as a percentage of net sales from 8.5% for the year ended December 31, 2003 to 8.0% for the year ended December 31, 2004, reflecting our ongoing focus to control costs of continuing operations while disposing of our towing services segment and distribution group.

Towing services revenues and cost of operations reflect the sale of the final towing services operations in 2003. These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

Interest expense for continuing operations for the years ended December 31, 2004 and 2003 was $4.7 million and $5.6 million, respectively. Interest expense for the year ended December 31, 2003 includes commitment fees charged in conjunction with the maturing of our junior credit facility in July 2003 and the write-off of unamortized loan costs from our senior credit facility.

The effective rate for the provision for income taxes for continuing operations was 9.6% for the year ended December 31, 2004 compared to 37.0% for the year ended December 31, 2003. In prior years, we recorded a full valuation allowance reflecting the recognition that continuing losses from operations and certain liquidity matters indicated that it was unclear that certain future tax benefits would be realized through future taxable income.

Discontinued Operations

Net sales of discontinued operations decreased to $37.8 million for the year ended December 31, 2004 from $77.1 million for the year ended December 31, 2003. Net sales of the distribution group were $37.8 million for the year ended December 31, 2004 compared to $68.7 million for the year ended December 31, 2003. There were no net sales for the towing and recovery services segment during the year ended December 31, 2004 compared to $8.4 million for the year ended December 31, 2003, as a result of all remaining towing services operations being sold during 2003.

Cost of sales as a percentage of net sales for the distribution group was 92.5% for the year ended December 31, 2004 compared to 92.3% for the year ended December 31, 2003. There were no costs of sales for the towing services segment during the year ended December 31, 2004, compared to 73.2% for the year ended December 31, 2003.

Selling, general, and administrative expenses as a percentage of sales was 9.3% for the distribution group and 0.0% for the towing services segment for the year ended December 31, 2004 compared to 8.2% and 59.9%, respectively for the year ended December 31, 2003. Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Net interest expense for discontinued operations was $0.6 million for the year ended December 31, 2004, compared to $5.4 million for the year ended December 31, 2003.

The effective rate for the provision for income taxes for discontinued operations was 10.2% for the year ended December 31, 2004, compared to 6.0% for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Continuing Operations

Net sales from continuing operations were $206.0 million for the year ended December 31, 2003 compared to $231.5 million for the year ended December 31, 2002. Demand for our towing and recovery equipment continued to be negatively impacted by cost pressures facing our customers and tightness in the current credit markets. In addition, the war in Iraq at the beginning of the year had a negative impact on revenues of continuing operations.

Costs of operations as a percentage of net sales increased to 86.9% for the year ended December 31, 2003 from 85.1% for the year ended December 31, 2002 due to the fixed cost impact of lower sales volume for domestic manufacturing operations . Selling, general, and administrative expenses changed slightly as a percentage of net sales from 8.4% for the year ended December 31, 2002 to 8.5% for the year ended December 31, 2003, reflecting the Company’s ongoing focus to control costs of continuing operations while disposing of towing services segment and distribution group.

Towing services revenues and cost of operations reflect the change in status of certain towing services operations, which were sold in June 2003. These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows provided for under the disposal agreement.

In January 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, we ceased to amortize goodwill. In lieu of amortization, we were required to perform an initial impairment review, which resulted in the write-off of $1.7 million of goodwill attributable to continuing operations and $20.1 million of goodwill attributable to discontinued operations.

Interest expense for continuing operations for the years ended December 31, 2003 and 2002 was $5.6 million and $4.6 million, respectively. Interest expense for the year ended December 31, 2003 includes commitment fees charged in conjunction with the maturing of the junior credit facility in July 2003 and the write-off of unamortized loan costs from the senior credit facility.

The effective rate for the provision for income taxes for continuing operations was 37.0% for the year ended December 31, 2003 compared to 70.0% for the year ended December 31, 2002. In prior years, we recorded a full valuation allowance reflecting the recognition that continuing losses from operations and certain liquidity matters indicated that it was unclear that certain future tax benefits would be realized through future taxable income.

Discontinued Operations

Net sales of discontinued operations decreased to $77.1 million for the year ended December 31, 2003 from $178.5 million for the year ended December 31, 2002. Net sales of the distribution group were $68.7 million for the year ended December 31, 2003 compared to $85.4 million for the year ended December 31, 2002. Net sales of the towing services segment were $8.4 million for the year ended December 31, 2003, compared to $93.1 million for the year ended December 31, 2002. Revenues of the discontinued operations were significantly reduced from prior year as the Company continued its efforts to sell or close activities of the discontinued operations.

Cost of sales as a percentage of net sales for the distribution group was 92.3% for the year ended December 31, 2003 compared to 92.1% for the year ended December 31, 2002. Cost of sales of the towing services segment decreased from 85.1% for the year ended December 31, 2002, to 73.2% for the year ended December 31, 2003.

Selling, general, and administrative expenses as a percentage of sales was 8.2% for the distribution group and 59.9% for the towing services segment for the year ended December 31, 2003, compared to 7.8% and 21.1%, respectively for the year ended December 31, 2002. The decrease for the distribution group was the result of our continued cost reduction efforts as we began implementation of our plans for disposition of these operations. The increase in the towing services segment was the result of expenses not decreasing as rapidly as revenues as businesses were sold throughout the year as well as various expenses incurred in connection with such dispositions.

Net interest expense for discontinued operations was $5.4 million for the year ended December 31, 2003, compared to $6.2 million for the year ended December 31, 2002.

The effective rate for the provision for income taxes for discontinued operations was 6.0% for the year ended December 31, 2003, compared to 9.2% for the year ended December 31, 2002.

Liquidity And Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $3.4 million, exclusive of unused availability under our credit facilities. Our primary cash requirements include working capital, interest and principal payments on indebtedness under our credit facilities and capital expenditures. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2004 and borrowings from unused availability under our credit facilities. Over the past year, we generally have used available cash flow, and the proceeds from a private placement of 480,000 shares of our common stock completed in May 2004, to reduce the outstanding balance on our credit facilities and to pay down other long-term debt and capital lease obligations. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products.

Cash used in operating activities was $5.7 million for the year ended December 31, 2004 compared to $13.4 million provided by operating activities for the year ended December 31, 2003 and $19.6 million for the year ended December 31, 2002. The cash used in operating activities for the year ended December 31, 2004 reflects increases in accounts receivable and inventory levels, partially offset by increases in accounts payable.

Cash provided by investing activities was $3.9 million for the year ended December 31, 2004, compared to $8.9 million for the year ended December 31, 2003 and $18.3 million for the year ended December 31, 2002. The cash provided by investing activities for the year ended December 31, 2004 was primarily the result of proceeds from the sale of distribution operations.

Cash used in financing activities was $2.5 million for the year ended December 31, 2004, compared to $20.3 million for the year ended December 31, 2003, and $44.4 million for the year ended December 31, 2002. The cash used in financing activities in the year ended December 31, 2004 was primarily paydowns under our credit facilities and repayment of other outstanding long-term debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations for our continuing operations as of December 31, 2004.

	Payment Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Outstanding Borrowings Under Senior Credit Facility	$19,987	$2,004	$17,983	$-	$-
Outstanding Borrowings Under Junior Credit Facility	4,211	-	4,211	-	-
Mortgage Notes Payable	1,991	112	242	1,637	-
Equipment Notes Payable (Capital Lease Obligations)	133	84	43	6	-
Other Notes Payable	75	75	-	-	-
Operating Lease Obligations	1,598	678	756	71	93
Purchase Obligations (1)	32,300	32,300	-	-	-
Total	$60,295	$35,253	$23,235	$1,714	$93
____________________
(1) Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facilities

Senior Credit Facility

In July 2001, we entered into a four year senior credit facility with a syndicate of lenders to replace our existing credit facility. Our senior credit facility has been amended several times. The current lenders under our senior credit facility are William G. Miller, our Chairman of the Board and Co-Chief Executive Officer, and CIT Group/Business Credit, Inc., with Mr. Miller’s portion of the loan being subordinated to that of CIT. As discussed in further detail below, the senior credit facility is scheduled to mature in July 2005, but we have been granted an option, exercisable through July 10, 2005, to extend the maturity date to July 2006.

Currently, our senior credit facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne segment, respectively.

Borrowing availability under the revolving portion of our senior credit facility is based on a percentage of our eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and is subject to a maximum borrowing limitation. Borrowings under the term loans are collateralized by substantially all of our property, plants, and equipment. We are required to make monthly amortization payments of $167,000 on the first term loan, but the amortization payments due on November 1, 2003, December 1, 2003, and January 1, 2004 were deferred until the maturity date. The senior credit facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder.

The senior credit facility contains requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the senior credit facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The senior credit facility also contains requirements related to weekly and monthly collateral reporting.

Junior Credit Facility

Our junior credit facility is, by its terms, expressly subordinated only to our senior credit facility, and is secured by certain specified assets and by a second priority lien and security interest in substantially all of our other assets. As amended, the junior credit facility contains requirements for the maintenance of certain financial covenants. It also imposes restriction on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC purchased all of the outstanding debt of the junior credit facility in a series of transactions during the second half of 2003. As part of its purchase, Contrarian also purchased warrants for shares of our common stock, which were subsequently exchanged for shares of our common stock (as described in further detail below). In November 2003, Harbourside Investments, LLLP purchased 44.286% of the subordinated debt and warrants from Contrarian.

As described in further detail below under the heading “2003 and 2004 Amendments and Restructuring” in February 2004, Contrarian and Harbourside finalized the conversion of approximately $7.0 million in subordinated debt for our common stock. In connection with this purchase and restructuring of our debt, the junior credit facility was amended to, among other things, extend its maturity date and bear interest at an effective blended rate of 14.0%.

In May 2004 we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors. The proceeds of this sale, together with additional borrowings under our senior credit facility, were used to retire approximately $5.4 million principal amount of our junior credit facility, and approximately $350,000 of accrued interest on such debt. Our remaining junior credit facility obligations consist of approximately $4.2 million principal amount bearing interest at an annual rate of 9.0%.

On November 5, 2004, our junior credit facility was amended to extend its maturity date to January 1, 2006.

Maturity of Credit Facilities

Our senior credit facility is scheduled to mature in July 2005, and our junior credit facility matures in January 2006. We will be required to repay, refinance or extend the maturity dates of these facilities when they mature. We have been granted an option, exercisable through July 10, 2005, to extend the maturity date of our senior credit facility until July 2006, but there can be no assurance that we will be able to repay, refinance or further amend either of our credit facilities when they finally mature. We currently are engaged in negotiations regarding a transaction that would result in a longer term senior credit facility, but there can be no assurance that we will be able to complete any such transaction on satisfactory terms, if at all.

Interest Rate Sensitivity

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

Prior Default of Credit Facilities

Our failure to repay all outstanding principal, interest and any other amounts due and owing under our junior credit facility at its original July 23, 2003 maturity date constituted an event of default under our junior credit facility and also triggered an event of default under the cross-default provisions of our senior credit facility. Additionally, we were in default of the EBITDA covenant under the junior credit facility for the first quarter of calendar 2003. We also were in default under both the senior and junior credit facilities as a result of the “going concern” explanatory paragraph included in the report of our prior independent auditor (which going concern qualification was removed, and an unqualified report subsequently delivered, in connection with the recent re-audit of our 2002 financial statements by our current independent auditor) as well as our failure to file our Annual Report for the fiscal year ended December 31, 2002 prior to April 30, 2003.

Pursuant to the terms of the intercreditor agreement between the then-existing senior and junior lenders, the junior lender agent and the junior lenders were prevented from taking any enforcement action or exercising any remedies against us, our subsidiaries or our respective assets as a result of such events of default during a standstill period. On July 29, 2003, the junior lender agent gave a notice of enforcement to the senior lender agent based upon the event of default for failure to repay the outstanding obligations under the junior credit facility on the junior credit facility’s maturity date. On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the senior credit facility, thereby preventing the junior agent and junior lenders from receiving any payments from us in respect of the junior credit facility while such blockage notice remains in effect.

2003 and 2004 Amendments and Restructuring

On October 31, 2003, we entered into a forbearance agreement with the then-existing lenders and the senior lender agent under our senior credit facility, pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the senior credit facility as a result of (i) our failure to timely deliver financial statements for fiscal year 2002 and our failure to deliver a report of our independent certified public accountants which is unqualified in any respect, as well as the event of default under the senior credit facility caused by the event of default arising from such failure under the junior credit facility; (ii) our failure to fulfill certain payment obligations to the junior lenders under the junior credit facility; and (iii) our failure to fulfill certain financial covenants in the junior credit facility for one or more of the fiscal quarters ending in fiscal year 2003, which failure would constitute an event of default under the senior credit facility. The forbearance period under the forbearance agreement was to expire on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of us or any of our subsidiaries, and (z) the failure by us or any of our subsidiaries that are borrower parties under the senior credit facility to perform the obligations under the senior credit facility or the forbearance agreement. Under the forbearance agreement, the senior lenders and the senior lender agent did not waive their rights and remedies with respect to the existing senior facility defaults, but agreed to forbear from exercising rights and remedies with respect to the existing senior facility defaults solely during the forbearance period.

Simultaneous with entering into the forbearance agreement, William G. Miller, our Chairman of the Board and Co-Chief Executive Officer, made a $2.0 million loan to us as a part of the senior credit facility. The loan and Mr. Miller’s participation in the senior credit facility were effected by the Seventh Amendment to the credit agreement and a participation agreement between Mr. Miller and the senior credit facility lenders.

On December 24, 2003, Mr. Miller increased his previous $2.0 million participation in the existing senior credit facility by an additional $10.0 million. These funds, along with additional funds from The CIT Group/Business Credit, Inc., an existing senior lender, were used to satisfy the obligations to two of the other existing senior lenders. This transaction resulted in CIT and Mr. Miller constituting the senior lenders to us, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the commitment. Mr. Miller’s portion of the loan is subordinated to that of CIT.

In conjunction with Mr. Miller’s increased participation, the senior credit facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans. As a result of this restructuring, all previously existing defaults under the senior credit facility were waived, the interest rate was lowered by 2.0% to reflect a non-default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the senior credit facility was increased by approximately $5.0 million. The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above. Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT. In addition, we will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT. This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors, with Mr. Miller abstaining due to his personal interest in the transaction.

In order to enter into this restructuring of the senior credit facility, CIT required that the junior lenders agree to extend the standstill and payment blockage periods, which were to expire at the end of April 2004, until July 31, 2005, which is after the current July 23, 2005 maturity of the senior debt. The junior facility lenders were unwilling to extend such standstill and payment blockage dates without the conversion provisions described above having been committed to by us, subject only to shareholder approval of the conversion by Harbourside. As a result, the restructuring of the senior debt facility and the conversion and exchange of subordinated debt and warrants described above were cross-conditioned upon each other and agreements effecting them were entered into simultaneously on December 24, 2003.

To effectuate the conversion and exchange of the subordinated debt and warrants, we entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003. Under this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70.0% of the outstanding principal amount of the junior debt, approximately $9.75 million, convert the remaining 30.0% of the outstanding principal, plus all accrued interest and fees, into our common stock and convert their warrants into our common stock. This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements. The Binding Restructuring Agreement also outlined the terms for amending the junior credit facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the senior credit facility), to provide for an interest rate on the remaining debt of Contrarian at 18.0% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9.0%), to provide for financial covenants that match those of the senior credit facility and to make other amendments to the junior credit facility consistent with amendments made to the senior credit facility as it was amended on December 24, 2003. The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18.0% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9.0% so that we would continue to pay an effective blended interest rate of 14.0% on the aggregate of the subordinated debt following the exchange transactions. At the same time, Contrarian and Harbourside entered into an agreement with the senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

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

Outstanding Borrowings

Outstanding borrowings under the senior and junior credit facilities as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Senior Credit Facility
Manufacturing	$7,322	$6,394
Road One	-	451
Term Loan	15,163	17,000
Total	22,485	23,845
Junior Credit Facility	4,211	16,743
Total Outstanding Borrowings	$26,696	$40,588

The substantial reductions in our overall indebtedness reflected above were due to a number of factors, including improved operating cash flow resulting from cost reductions and expense controls, the conversion of a portion of such indebtedness to shares of our common stock, and proceeds generated from the May 2004 private placement of shares of our common stock. In addition, dispositions of RoadOne assets and distribution group operations improved liquidity and generated proceeds and reduced expenses, which were used to further reduce debt.

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

In October 2001, we obtained interest rate swaps as required by terms in our senior credit facility to hedge exposure to market fluctuations. The interest rate swaps covered $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.55% to 3.920%. The swaps expired annually from October 2002 to October 2004. Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest. In 2002, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge. Accordingly, concurrent with the conversion we prematurely terminated the swap in 2002 at a cost of $341,000. The resulting loss was recorded in Other Comprehensive Loss at December 31, 2002 and reclassified to earnings as interest expense over the term of our senior credit facility.

Our junior credit facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of our common stock in July 2002 and up to an additional 1.5% in July 2003. The warrants were valued as of July 2001 based on the relative fair value using the Black Scholes model with the following assumptions: risk-free rate of 4.9% estimated life of 7 years, 72% volatility and no dividend yield. Accordingly, we recorded a liability and made periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The liability was extinguished when the warrants were converted to stock as part of the restructuring of our junior credit facility.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. The adoption of this statement will not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. As required by SFAS No. 123R, we will adopt the new accounting standard effective July 1, 2005. We will transition the new guidance using the modified prospective method. We expect the application of the expensing provision of SFAS No. 123R will result in pretax expense of approximately $168,000 in the second half of 2005. Applying the same assumptions used for the 2004 pro forma disclosure in Note 3 of our financial statements, we estimate our pretax expense associated with our previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, we will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

Pursuant to that certain Order of the Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934 in Release No. 50754, dated November 30, 2004, which granted an exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1, an accelerated filer (as defined in Rule 12b-2 under the Exchange Act) with a fiscal year ending on December 31, 2004 is permitted to omit its report of management on internal control over financial reporting, and the corresponding attestation of its independent registered public accounting firm, from its Annual Report on Form 10-K, so long as, among other things, such report and attestation are filed by amendment to such Annual Report on Form 10-K not later than April 29, 2005.

In accordance with such exemption, the report of the Company’s management on internal control over financial reporting, and the corresponding attestation report of Joseph Decosimo and Company, LLP, independent registered public accounting firm, will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K not later than April 29, 2005.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers, which information is incorporated by reference herein. Information relating to our executive officers is included in Item 1 of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to director and executive officer compensation, which information is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to security ownership of certain beneficial owners and management, which information is incorporated by reference herein.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which information is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by Joseph Decosimo and Company and PricewaterhouseCoopers LLP, our principal accountants during the last two fiscal years, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.    Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	-	10-K	December 31, 2001	3.1
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7
10.5	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.20	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.21	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.22	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.23	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1
10.24	Form of Incentive Stock Option Agreement**	33-79430	S-1	August 1994	10.2
10.26	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4
10.27	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5
10.28	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.29	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.30	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37
10.31	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38
10.32	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39
10.33	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40
10.34	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10
10.35	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.37
10.36	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.38
10.37	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998.	-	Form 10-K	April 30, 1998	10.39

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.40	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10
10.41	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1
10.42	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3
10.50	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4
10.51	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6
10.60	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001	-	Form 10-K	April 30, 2001	10.6
10.61	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.61
10.62	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.62
10.70	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.7
10.71	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.71
10.72	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.72
10.73	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.73
10.74	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.74
10.75	Warrant Agreement dated July 23, 2001	-	Form 10-K	April 30, 2001	10.75
10.80	Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.8

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.81	Second Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.81
10.82	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	December 31, 2001	10.82
10.83	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.	-	Form 10-K	December 31, 2001	10.83
10.84	Third Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated September 13, 2002.	-	Form 10-K	December 31, 2002	10.84
10.85	Fourth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated November 14, 2002.	-	Form 10-Q/A	September 30, 2002	10.1
10.86	Fifth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2003.	-	Form 10-K	December 31, 2002	10.86
10.87	Sixth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated April 1, 2003.	-	Form 10-K	December 31, 2002	10.87
10.88	Seventh Amendment to Credit Agreement entered into by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc., and Bank of America, N.A. dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.1
10.89	Forbearance Agreement by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc. and Bank of American, N.A. dated October 31, 2003.	-	Form 10-Q	September 30, 2003	10.2
10.90	Participation Agreement by and among the Company and its Subsidiaries, CIT Group/Business Credit and Bank of America, N.A. and William G. Miller dated October 31, 2003.	-	Form 10-Q	September 30, 2003	10.3
10.91	Eighth Amendment to the Credit Agreement by and among the Registrant, CIT Group, Inc. and Bank of America, N.A., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.92	Ninth Amendment to the Credit Agreement by and between the Registrant and CIT Group, Inc., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.2
10.93	Modification of First Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and among CIT Group, Inc., Bank of America, N.A., and Contrarian Funds, LLC dated December 24, 2003	-	Form 8-K	January 20, 2004	10.3
10.94	Second Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and between CIT Group, Inc. and Contrarian Funds, LLC, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.4
10.95	Amended and Restated Participation Agreement by and among the Registrant, CIT and William G. Miller, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.5
10.96	Amendment No. 3 to Amended and Restated Credit Agreement by and among the Registrant, Contrarian Funds, LLC and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.6
10.97	Exchange Agreement by and between the Registrant and Contrarian Funds, LLC, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.7
10.98	Exchange Agreement by and between the Registrant and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.8
10.99	Registration Rights Agreement by and among the Registrant, Harbourside Investments, LLLP and Contrarian Funds, LLC, dated January 20, 2004	-	Form 8-K	January 20, 2004	10.9
10.100	Consent and Tenth Amendment to Credit Agreement by and between the Registrant and The CIT Group/Business Credit, Inc., dated November 22, 2004*
10.101
Amendment No. 4 to Amended and Restated Credit Agreement by and among the Registrant, Miller Industries Towing Equipment, Inc., Harbourside Investments, LLLP and certain guarantors set forth on the signature pages thereto, dated November 5, 2004*

10.102	Non-Employee Director Stock Plan**	-	Schedule 14A	January 23, 2004	Annex A
21	Subsidiaries of the Registrant*
23.1	Consent of Joseph Decosimo and Company, LLP*
24	Power of Attorney (see signature page)*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer *
31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer *
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
____________________

* Filed herewith.

** Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

(c)	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the financial statements, the company changed its method of accounting for intangible assets in 2002.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
February 25, 2005, except for note 6 as to which
the date is March 7, 2005

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

(In thousands, except share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$2,812	$5,240
Accounts receivable, net of allowance for doubtful accounts of $1,116 and $1,062, at December 31, 2004 and 2003, respectively	49,336	37,990
Inventories, net	34,994	26,715
Prepaid expenses and other	1,525	1,783
Current assets of discontinued operations held for sale	5,728	23,757
Total current assets	94,395	95,485
PROPERTY, PLANT, AND EQUIPMENT, net	18,762	20,977
GOODWILL	11,619	11,619
OTHER ASSETS	1,918	1,783
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	1,128	1,954
	$127,822	$131,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$2,052	$2,050
Accounts payable	36,224	34,164
Accrued liabilities and other	5,736	4,371
Current liabilities of discontinued operations held for sale	10,405	23,764
Total current liabilities	54,417	64,349

LONG-TERM OBLIGATIONS, less current portion	24,345	29,927
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	2,275	9,545
COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,182,606 and 9,342,151 outstanding at December 31, 2004 and 2003, respectively	112	93
Additional paid-in capital	157,202	145,090
Accumulated deficit	(112,468)	(117,943)
Accumulated other comprehensive income	1,939	757
Total shareholders’ equity	46,785	27,997
	$127,822	$131,818

The accompanying notes are an integral part of these consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands, except per share data)

	2004	2003	2002
NET SALES
Towing and recovery equipment	$236,308	$192,043	$203,059
Towing services	-	13,953	28,444
	236,308	205,996	231,503
COSTS AND EXPENSES
Costs of operations
Towing and recovery equipment	205,021	168,390	174,516
Towing services	-	10,618	22,539
	205,021	179,008	197,055

Selling, general, and administrative expenses	18,904	17,411	19,540
Loss on sale of business	-	682	-
Interest expense, net	4,657	5,609	4,617

Total costs and expenses	228,582	202,710	221,212

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,726	3,286	10,291
INCOME TAX PROVISION	740	1,216	7,208

INCOME FROM CONTINUING OPERATIONS	6,986	2,070	3,083

DISCONTINUED OPERATIONS
Loss from discontinued operations, before taxes	(1,371)	(17,260)	(29,697)
Income tax provision (benefit)	140	(1,037)	(2,732)
Loss from discontinued operations, net of taxes	(1,511)	(16,223)	(26,965)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,475	(14,153)	(23,882)

Cumulative effect of change in accounting principle	-	-	(21,812)

NET INCOME (LOSS)	$5,475	$(14,153)	$(45,694)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.64	$0.22	$0.34
Loss from discontinued operations	(0.14)	(1.74)	(2.89)
Cumulative effect of change in accounting principle	-	-	(2.34)
Basic income (loss)	$0.50	$(1.52)	$(4.89)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.64	$0.22	$0.34
Loss from discontinued operations	(0.14)	(1.74)	(2.89)
Cumulative effect of change in accounting principle	-	-	(2.34)
Diluted income (loss)	$0.50	$(1.52)	$(4.89)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,860	9,342	9,341
Diluted	10,982	9,385	9,348

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands, except share data)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, December 31, 2001	$93	$145,088	$(58,096)	$(2,242)	$84,843
Net loss	0	0	(45,694)	0	(45,694)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	788	788
Unrealized loss on financial instruments	0	0	0	(240)	(240)
Comprehensive loss	0	0	(45,694)	548	(45,146)
BALANCE, December 31, 2002	93	145,088	(103,790)	(1,694)	39,697
Net loss	0	0	(14,153)	0	(14,153)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	2,356	2,356
Unrealized gain on financial instruments	0	0	0	95	95
Comprehensive loss	0	0	(14,153)	2,451	(11,702)
Exercise of stock options	0	2	0	0	2
BALANCE, December 31, 2003	93	145,090	(117,943)	757	27,997
Net income	0	0	5,475	0	5,475
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	1,085	1,085
Unrealized gain on financial instruments	0	0	0	97	97
Comprehensive income	0	0	5,475	1,182	6,657
Issuance of common stock for conversion and exchange of subordinated debt and warrants (1,317,700)	13	7,527	0	0	7,540
Issuance of common stock to unaffiliated private investors (480,000)	5	4,230	0	0	4,235
Issuance of common stock to non-employee directors (33,966)	1	328	0	0	329
Exercise of stock options	0	27	0	0	27
BALANCE, December 31, 2004	$112	$157,202	$(112,468)	$1,939	$46,785

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$5,475	$(14,153)	$(45,694)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss from discontinued operations	1,511	16,223	26,965
Depreciation and amortization	3,232	3,715	4,354
Amortization of deferred financing costs	798	4,627	2,878
Provision for doubtful accounts	567	492	563
Issuance of non-employee director shares	329	-	-
Cumulative effect of change in accounting principle	-	-	21,812
Loss on disposition of business	-	682	-
(Gain) Loss on disposals of property, plant, and equipment	10	54	(4)
Deferred income tax provision	-	-	3,726
Paid in kind interest	-	-	574
Proceeds from tax refunds	-	-	9,046
Changes in operating assets and liabilities:
Accounts receivable	(11,199)	7,393	(1,290)
Inventories	(7,288)	2,200	5,286
Prepaid expenses and other	285	(997)	(80)
Other assets	(864)	(277)	(31)
Accounts payable	1,271	7,942	644
Accrued liabilities and other	1,501	(2,231)	(5,767)
Net cash (used in) provided by operating activities from continuing operations	(4,372)	25,670	22,982
Net cash used in operating activities from discontinued operations	(1,341)	(12,292)	(3,392)
Net cash (used in) provided by operating activities	(5,713)	13,378	19,590
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(695)	(1,178)	(2,647)
Proceeds from sale of property, plant, and equipment	15	51	52
Proceeds from sale of business	-	3,645	-
Payments received on notes receivables	122	808	142
Net cash (used in) provided by investing activities from continuing operations	(558)	3,326	(2,453)
Net cash provided by investing activities from discontinued operations	4,454	5,530	20,691
Net cash provided by investing activities	3,896	8,856	18,238
FINANCING ACTIVITIES:
Net borrowings (payments) under Senior Credit Facility	3,093	(1,569)	(1,310)
Payments on long-term obligations	(3,542)	(3,301)	(4,948)
Borrowings under long-term obligations	2,039	260	1,007
Additions to deferred financing costs	(522)	(3,080)	(1,699)
Termination of interest rate swap	96	97	(239)
Proceeds from issuance of common stock	4,235	-	-
Proceeds from exercise of stock options	27	2	-
Net cash provided by (used in) financing activities from continuing operations	5,426	(7,591)	(7,189)
Net cash used in financing activities from discontinued operations	(7,910)	(12,667)	(37,161)
Net cash used in financing activities	(2,484)	(20,258)	(44,350)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	293	1,569	508
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(4,008)	3,545	(6,014)
CASH AND TEMPORARY INVESTMENTS, beginning of year	5,240	2,097	9,863
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of year	2,154	1,752	-
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of year	574	2,154	1,752
CASH AND TEMPORARY INVESTMENTS, end of year	$2,812	$5,240	$2,097
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Debt conversion	$7,540	$-	$-
Cash payments for interest	$4,173	$5,060	$7,392
Cash payments for income taxes	$815	$358	$581

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) was historically an integrated provider of vehicle towing and recovery equipment. As further described in Note 2, during the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of the remainder of its towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. At December 31, 2004, the Company had substantially completed this process. The principal markets for the Company’s towing and recovery equipment are approximately 120 independent distributors and users of towing and recovery equipment located primarily throughout North America and other customers throughout the world. The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron.

2.	DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the year ended December 31, 2002, the Company disposed of assets of 29 underperforming towing service businesses, as well as assets of other businesses in its towing services segment. Total proceeds from the sales were $23.5 million which included $22.7 million in cash and $0.8 million in notes receivable. Losses on the sales of discontinued operations were $5.1 million.

During the year ended December 31, 2003, the Company disposed of substantially all of the assets of 16 towing service businesses, as well as assets of other businesses in its towing services segment. Total proceeds from the sales were $6.8 million which included $6.6 million in cash and $0.2 million in notes receivable. Losses on the sales of discontinued operations were $3.8 million. As of March 1, 2005, only miscellaneous assets from previously sold businesses remain.

During the year ended December 31, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable. The Company sold seven distributor locations during the year ended December 31, 2004. Total proceeds from these sales were $3.3 million in cash and $0.9 million in notes receivable. In accordance with the board of directors’ decision to divest of the distribution group, the Company has entered into negotiations for the disposition of the one remaining location.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements as of December 31, 2002 as discontinued operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The results of operations and loss on disposal associated with certain towing services businesses, which were sold in June 2003, have been reclassified from discontinued operations to continuing operations given the Company’s continuing involvement in the operations of the disposal components via a consulting agreement, and the Company’s ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement that was finalized at the time of the sale. The Company applied this change retroactively by adjusting the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows.

The operating results for the discontinued operations of the towing services segment and the distributor group for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004			2003			2002
	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$37,810	$-	$37,810	$68,724	$8,356	$77,080	$85,353	$93,124	$178,477

Operating income (loss)	(659)	(111)	(770)	(371)	(2,764)	(3,135)	80	(5,730)	(5,650)

Net loss before taxes	(1,244)	(127)	(1,371)	(6,449)	(10,811)	(17,260)	(6,370)	(23,327)	(29,697)

Loss from discontinued operations	(1,276)	(235)	(1,511)	(6,607)	(9,616)	(16,223)	(6,930)	(20,035)	(26,965)

The following assets and liabilities are reclassified as held for sale at December 31, 2004 and 2003 (in thousands):

	2004			2003
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$574	$-	$574	$2,154	$-	$2,154
Accounts receivable, net	1,444	492	1,936	3,603	1,150	4,753
Inventories	3,144	-	3,144	14,266	-	14,266
Prepaid expenses and other current assets	74	-	74	157	2,427	2,584
Current assets of discontinued operations held for sale	$5,236	$492	$5,728	$20,180	$3,577	$23,757
Property, plant and equipment	16	1,112	1,128	22	1,932	1,954
Noncurrent assets of discontinued operations held for sale	$16	$1,112	$1,128	$22	$1,932	$1,954
Current portion of long-term debt	223	442	665	852	928	1,780
Accounts payable	1,932	4,596	6,528	3,644	8,416	12,060
Accrued liabilities and other	637	2,575	3,212	4,792	5,132	9,924
Current liabilities of discontinued operations held for sale	$2,792	$7,613	$10,405	$9,288	$14,476	$23,764
Long-term debt	2,275	-	2,275	9,094	451	9,545
Noncurrent liabilities of discontinued operations held for sale	$2,275	$-	$2,275	$9,094	$451	$9,545

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Temporary Investments

Cash and temporary investments include all cash and cash equivalent investments with original maturities of three months or less.

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

Inventories

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories for continuing operations at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Chassis	$2,556	$4,286
Raw materials	15,667	10,253
Work in process	10,338	7,892
Finished goods	6,433	4,284
	$34,994	$26,715

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

Property, plant, and equipment for continuing operations at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Land	$1,783	$1,764
Buildings and improvements	19,207	18,956
Machinery and equipment	12,153	11,500
Furniture and fixtures	5,094	5,587
Software costs	6,192	6,142
	44,429	43,949
Less accumulated depreciation	(25,667)	(22,972)
	$18,762	$20,977

The Company recognized $3,092,000, $3,570,000 and $4,192,000, in depreciation expense for continuing operations in 2004, 2003 and 2002, respectively. Depreciation expense for discontinued operations was $148,000 and $2,196,000 in 2003 and 2002, respectively, and is included in the loss from discontinued operations in the consolidated statement of operations.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 122,000, 43,000 and 7,000, potential dilutive common shares in 2004, 2003 and 2002, respectively.

Goodwill and Long-Lived Assets

Goodwill is accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Upon adoption of these standards in January 2002, the Company ceased to amortize goodwill (see Note 5 for further discussion).

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

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,415,000 and $1,275,000, for continuing operations at December 31, 2004 and 2003, respectively. Amortization expense for continuing operations in 2004, 2003 and 2002 was $140,000, $145,000 and $162,000, respectively. Amortization expense for discontinued operations was $149,000 in 2002, and is included in the loss from discontinued operations in the consolidated statement of operations. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding five years are as follows: 2005 - $139,000; 2006 - $113,000; 2007 - $0; 2008 - $0; 2009 - $0. As acquisitions and dispositions of intangible assets occur in the future, these amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets of continuing operations and are amortized over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2004 and 2003 was $1,093,000 and $300,000, respectively. Amortization expense in 2004, 2003 and 2002, was $798,000, $4,627,000 and $2,878,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following for continuing operations at December 31, 2004 and 2003 (in thousands):

	2004	2003
Accrued wages, commissions, bonuses, and benefits	$3,317	$2,747
Accrued income taxes	85	204
Other	2,334	1,420
	$5,736	$4,371

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

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004 and 2002, respectively: expected dividend yield of 0%; expected volatility of 43% and 84%; risk-free interest rate of 2.94% and 3.84%; and expected lives of 5.5 years for 2004 and 3.0 years for 2002. Using these assumptions, the fair value of options granted in 2004 and 2002 is approximately $1,242,000 and $53,000, respectively, which would be amortized as compensation expense over the vesting period of the options. No options were granted during 2003.

Had compensation cost for stock option grants in 2004, 2003 and 2002 been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2004	2003	2002
Net income (loss) available to common stockholders, as reported	$5,475	$(14,153)	$(45,694)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(262)	(265)	(400)
Net income (loss) available to common stockholders, pro forma	$5,213	$(14,418)	$(46,094)
Income (loss) per common share:
Basic, as reported	$0.50	$(1.52)	$(4.89)
Diluted, as reported	$0.50	$(1.52)	$(4.89)
Basic, pro forma	$0.48	$(1.54)	$(4.93)
Diluted, pro forma	$0.48	$(1.54)	$(4.93)

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for continuing operations in 2004, 2003 and 2002, was $1,520,000, $1,547,000 and $1,489,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2004 and 2003 (in thousands):

	2004	2003
Accrual at beginning of the year	$639	$554
Provision	1,520	1,547
Settlement	(1,494)	(1,462)
Accrual at end of year	$665	$639

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. The gains or losses resulting from such translations are included in shareholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in stockholders’ equity as the amounts are considered to be of a long-term investment nature.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. The adoption of this statement will not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. As required by SFAS No. 123R, the Company will adopt the new accounting standard effective July 1, 2005. The Company will transition the new guidance using the modified prospective method. The Company expects the application of the expensing provision of SFAS No. 123R will result in pretax expense of approximately $168,000 in the second half of 2005. Applying the same assumptions used for the 2004 pro forma disclosure in Note 3, the Company estimates its pretax expense associated with previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income (loss).

4.	SPECIAL CHARGES

The Company periodically reviews the carrying amount of long-lived assets and goodwill in both its towing services and towing equipment segments to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. As a result of such review, the Company concluded that the carrying value of such assets of certain towing services businesses and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

Charges of $3,792,000 and $10,191,000 were recorded in 2003 and 2002, respectively, to write-down the carrying value of certain long-lived assets (primarily property and equipment) and other special changes in related markets to estimated fair value. The Company determined fair value for these assets on a market by market basis taking into consideration various factors affecting the valuation in each market.

The Company also reviewed the carrying values of the goodwill associated with certain investments within its towing and recovery equipment segment. This evaluation indicated that the recorded amounts of goodwill for certain of these investments were not fully recoverable. The Company recorded $1,113,000 and $1,637,000 of additional costs related to the write-down of the carrying value of other long-lived assets of its towing and recovery equipment segment in 2003 and 2002, respectively.

Management believes its long-lived assets are appropriately valued following the impairment charges.

5.	GOODWILL AND OTHER LONG-LIVED ASSETS

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

Upon adoption of SFAS No. 142 in January 2002, the Company ceased to amortize goodwill. In lieu of amortization, the Company performed an initial impairment review of goodwill in 2002 and annual impairment reviews thereafter. As a result of impairment reviews, the Company wrote-off goodwill of $2,886,000 in the towing equipment segment and $18,926,000 in the towing services segment during 2002. The write-off has been accounted for as a cumulative effect of change in accounting principle to reflect application of the new accounting standards.

6. LONG-TERM OBLIGATIONS AND LINE OF CREDIT

Long-Term Obligations

Long-term obligations consisted of the following for continuing operations at December 31, 2004 and 2003 (in thousands):

	2004	2003
Outstanding borrowings under Senior Credit Facility	$19,987	$13,448
Outstanding borrowings under Junior Credit Secured Facility	4,211	16,743
Mortgage notes payable, weighted average interest rate of 5.25%, payable in monthly installments, maturing 2005 to 2009	1,991	1,304
Equipment notes payable, weighted average interest rate of 9.97%, payable in monthly installments, maturing 2005 to 2009	133	349
Other notes payable, weighted average interest rate of 6.38%, payable in monthly installments, maturing 2005 to 2006	75	133
	26,397	31,977
Less current portion	(2,052)	(2,050)
	$24,345	$29,927

The December 31, 2004 and 2003 figures do not include $2.9 million and $10.4 million, respectively, outstanding under the Senior Credit Facility relating to discontinued operations. Obligations under the Senior Credit Facility are allocated to discontinued operations based on the assets used to determine borrowing availability for collateral reporting. Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

2001 Credit Facility

Senior Credit Facility. In July 2001, the Company entered into a four year Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its existing credit facility. The Senior Credit Facility has been amended several times. The current lenders under the Senior Credit Facility are William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer, and CIT Group/Business Credit, Inc. (“CIT”), with Mr. Miller’s portion of the loan being subordinated to that of CIT. As discussed in further detail below, the Senior Credit Facility is scheduled to mature in July 2005, but the Company has been granted an option, exercisable through July 10, 2005, to extend the maturity date to July 2006.

As amended, the Senior Credit Facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively.

Borrowing availability under the revolving portion of the Senior Credit Facility is based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation. Borrowings under the term loans are collateralized by substantially all of the Company’s domestic property, plants, and equipment. The Company is required to make monthly amortization payments of $167,000 on the first term loan, but the amortization payments due on November 1, 2003, December 1, 2003, and January 1, 2004 were deferred until the maturity date. The Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder.

The Senior Credit Facility contains requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the Senior Credit Facility contains restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Senior Credit Facility also contains requirements related to weekly and monthly collateral reporting.

Junior Credit Facility. The Company’s Junior Credit Facility (the “Junior Credit Facility”) is, by its terms, expressly subordinated only to the Senior Credit Facility, and is secured by certain specified assets and by a second priority lien and security interest in substantially all of the Company’s other assets. As amended, the Junior Credit Facility contains requirements for the maintenance of certain financial covenants. It also imposes restriction on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC (“Contrarian”) purchased all of the outstanding debt of the Junior Credit facility in a series of transactions during the second half of 2003. As part of its purchase, Contrarian also purchased warrants for shares of the Company’s common stock, which were subsequently exchanged for shares of the Company’s common stock as described in further detail below and in Note 7. In November 2003, Harbourside Investments, LLLP (“Harbourside”) purchased 44.286% of the subordinated debt and warrants from Contrarian.(See Note 7 below).

As described in further detail below under the heading “2003 and 2004 Amendments and Restructuring” in February 2004, Contrarian and Harbourside finalized the conversion of approximately $7.0 million in subordinated debt for common stock of the Company. In connection with this purchase and restructuring of the Company’s debt, the Junior Credit Facility was amended to, among other things, extend its maturity date and bear interest at an effective blended rate of 14.0%.

In May 2004 the Company completed the sale of 480,000 shares of its common stock at a price of $9.00 per share to a small group of unaffiliated private investors. The proceeds of this sale, together with additional borrowings under the Senior Credit Facility, were used to retire approximately $5.4 million principal amount of the Junior Credit Facility and approximately $350,000 of accrued interest on such debt. The Company’s remaining Junior Credit Facility obligations consist of approximately $4.2 million principal amount bearing interest at an annual rate of 9.0%.

In November 2004, the Junior Credit Facility was amended to extend its maturity date to January 1, 2006.

Maturity of Credit Facilities. The Senior Credit Facility is scheduled to mature in July 2005, and the Junior Credit Facility matures in January 2006. The Company will be required to repay, refinance or extend the maturity dates of these Facilities when they mature. The Company has been granted an option, exercisable through July 10, 2005, to extend the maturity date of the Senior Credit Facility until July 2006, but there can be no assurance that the Company will be able to repay, refinance or further amend either of these Facilities when they finally mature. The Company currently is engaged in negotiations that would result in a longer term senior credit facility, but there can be no assurance that the Company will be able to complete any such transaction on satisfactory terms, if at all.

Interest Rate Sensitivity. Because of the amount of obligations outstanding under the Senior and Junior Credit Facilities and the connection of the interest rate under each Facility (including the default rates) to the prime rate, an increase in the prime rate could have a significant effect on the Company’s ability to satisfy its obligations under the Facilities and increase its interest expense significantly. Therefore, the Company’s liquidity and access to capital resources could be further affected by increasing interest rates.

Prior Default of Credit Facilities. The Company’s failure to repay all outstanding principal, interest and any other amounts due and owing under the Junior Credit Facility at its original July 23, 2003 maturity date constituted an event of default under the Junior Credit Facility and also triggered an event of default under the cross default provisions of the Senior Credit Facility . Additionally, the Company was in default of the EBITDA covenant under the Junior Credit Facility only for the first quarter of calendar 2003. The Company was also in default under both the Senior and Junior Credit Facility as a result of the “going concern” explanatory paragraph included in the report of our prior auditor (which going concern qualification was removed, and an unqualified report subsequently delivered, in connection with the recent re-audit of the Company’s 2002 financial statements by its current auditor), as well as the failure to file its Annual Report for the fiscal year ended December 31, 2002 prior to April 30, 2003.

Pursuant to the terms of the intercreditor agreement between the then-existing senior and junior lenders, the junior lender agent and the junior lenders were prevented from taking any enforcement action or exercising any remedies against the Company, its subsidiaries or its respective assets as a result of such events of default during a standstill period. On July 29, 2003, the junior lender agent gave a notice of enforcement to the senior lender agent based upon the event of default for failure to repay the outstanding obligations under the Junior Credit Facility on the Junior Credit Facility’s maturity date. On August 5, 2003, the senior agent gave a payment blockage notice to the junior agent based upon certain events of default under the Senior Credit Facility, thereby preventing the junior agent and junior lenders from receiving any payments from the Company in respect of the Junior Credit Facility while such blockage notice remains in effect.

2003 and 2004 Amendments and Restructuring. On October 31, 2003, the Company entered into a forbearance agreement with the then-existing lenders and the senior lender agent under the Senior Credit Facility, pursuant to which, among other things, the senior lenders agreed to forbear from exercising any remedies in respect of the defaults then existing under the Senior Credit Facility as a result of (i) the failure to timely deliver financial statements for fiscal year 2002 and the failure to deliver a report of the Company’s independent certified public accountants which is unqualified in any respect, as well as the event of default under the Senior Credit Facility caused by the event of default arising from such failure under the Junior Credit Facility; (ii) the failure to fulfill certain payment obligations to the junior lenders under the Junior Credit Facility; and (iii) the failure to fulfill certain financial covenants in the Junior Credit Facility for one or more of the quarters ending in 2003, which failure would constitute an event of default under the Senior Credit Facility. The forbearance period under the forbearance agreement was to expire on the earlier of (x) December 31, 2003, (y) the occurrence of certain bankruptcy type events in respect of the Company or any of its subsidiaries, and (z) the failure by the Company or any of its subsidiaries that are borrower parties under the Senior Credit Facility to perform the obligations under the Senior Credit Facility or the forbearance agreement. Under the forbearance agreement, the senior lenders and the senior lender agent did not waive their rights and remedies with respect to the existing senior facility defaults, but agreed to forbear from exercising rights and remedies with respect to the existing senior facility defaults solely during the forbearance period.

Simultaneous with entering into the forbearance agreement, William G. Miller, the Chairman of the Board and Co-Chief Executive Officer of the Company, made a $2.0 million loan to the Company as a part of the Senior Credit Facility. The loan and Mr. Miller’s participation in the Senior Credit Facility were effected by the Seventh Amendment to the credit agreement and a participation agreement between Mr. Miller and the Senior Credit Facility lenders.

On December 24, 2003, Mr. Miller increased his previous $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million. These funds, along with additional funds from CIT, an existing senior lender, were used to satisfy the obligations to two of the other existing senior lenders. This transaction resulted in CIT and Mr. Miller constituting the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the commitment. Mr. Miller’s portion of the loan is subordinated to that of CIT.

In conjunction with Mr. Miller’s increased participation, the Senior Credit Facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans. As a result of this restructuring, all previously existing defaults under the Senior Credit Facility were waived, the interest rate was lowered by 2.0% to reflect a non default rate, fees attributable to RoadOne of $30,000 per month were eliminated, the financial covenants were substantially relaxed, and availability under the Senior Credit Facility was increased by approximately $5.0 million. The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above. Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT. In addition, the Company will pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which is in recognition of the fact that Mr. Miller’s rights to payments and collateral are subordinate to those of CIT. This transaction was approved by the Special Committee of the Board, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

In order to enter into this restructuring of the Senior Credit Facility, CIT required that the junior lenders agree to extend the standstill and payment blockage periods, which were to expire at the end of April 2004, until July 31, 2005, which is after the July 23, 2005 maturity of the senior debt. The junior facility lenders were unwilling to extend such standstill and payment blockage dates without the conversion provisions described above having been committed to by the Company, subject only to shareholder approval of the conversion by Harbourside. As a result, the restructuring of the senior debt facility and the conversion and exchange of subordinated debt and warrants described above were cross conditioned upon each other and agreements effecting them were entered into simultaneously on December 24, 2003.

To effectuate the conversion and exchange of the subordinated debt and warrants, the Company entered into a Binding Restructuring Agreement with Contrarian and Harbourside on December 24, 2003. Under this agreement, Contrarian and Harbourside agreed to an exchange transaction where they would extend the maturity date of 70.0% of the outstanding principal amount of the junior debt, approximately $9.75 million, convert the remaining 30.0% of the outstanding principal, plus all accrued interest and fees, into the Company’s common stock and convert the warrants into the Company’s common stock. This agreement contemplated that the conversions would be further documented in separate exchange agreements and also contemplated registration rights agreements. The Binding Restructuring Agreement also outlined the terms for amending the Junior Credit Facility to extend its maturity date to July 31, 2005 (which is after the July 23, 2005 maturity date of the Senior Credit Facility), to provide for an interest rate on the remaining debt of Contrarian at 18.0% and the remaining debt of Harbourside at a reduced rate (which was ultimately agreed to be 9.0%), to provide for financial covenants that match those of the Senior Credit Facility and to make other amendments to the Junior Credit Facility consistent with amendments made to the Senior Credit Facility as it was amended on December 24, 2003. The disparity in the interest rates to be earned by Contrarian and Harbourside is caused by Contrarian negotiating an interest rate of 18.0% as a condition to it entering into the Binding Restructuring Agreement, as a result of which Harbourside agreed to reduce the rate to be received by it to 9.0% so that the Company would continue to pay an effective blended interest rate of 14.0% on the aggregate of the subordinated debt following the exchange transactions. At the same time, Contrarian and Harbourside entered into an agreement with the senior lenders to extend the maturity date of the subordinated debt that they would continue to hold.

In January 2004, the Company entered into separate exchange agreements with Contrarian and Harbourside, a registration rights agreement with Contrarian and Harbourside and an amendment to the Junior Credit Facility with Contrarian and Harbourside, all as contemplated in the Binding Restructuring Agreement. Additional details regarding the specific terms of the exchange agreements can be found in Note 7 “Related Party Transactions”. Under the amendment to the Junior Credit Facility, the maturity of the remaining subordinated debt was extended and the interest rates thereon were altered and the financial covenants were amended to match those in the Senior Credit Facility, which had been substantially relaxed in the Company’s favor on December 24, 2003.

Future maturities of long-term obligations at December 31, 2004 are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2005	$2,052	$665	$2,717
2006	22,573	2,275	24,848
2007	129	-	129
2008	135	-	135
2009	1,508	-	1,508
Thereafter	-	-	-
	$26,397	$2,940	$29,337

7.	RELATED PARTY TRANSACTIONS

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

On November 24, 2003, Harbourside purchased from Contrarian 44.286% of (i) the Company’s subordinated debt under its Junior Credit Facility and (ii) warrants to purchase 186,028 shares of the Company’s common stock held by Contrarian. Contrarian had previously purchased all of the Company’s outstanding subordinated debt in a series of transactions during the second half of 2003. As a result of this transaction, Harbourside acquired (x) approximately $6.1 million of the outstanding principal of subordinated debt plus accrued interest and fees attributable to this outstanding principal and (y) warrants to purchase an aggregate of 82,382 shares of the Company’s common stock, consisting of warrants to purchase up to 20,998 shares at an exercise price of $3.48 and 61,384 shares at an exercise price of $3.27. Contrarian retained the remaining principal outstanding under the Junior Credit Facility, which is approximately $7.7 million, plus related interest and fees thereon of approximately $1.7 million, and the remaining warrants to purchase 103,646 shares of common stock.

On January 14, 2004, the Company entered into an exchange agreement with Harbourside, pursuant to which it later issued 583,556 shares of the Company’s common stock upon shareholder approval in exchange for approximately $1.8 million principal amount of, plus approximately $1.3 million of accrued interest and fees thereon.

Under the Exchange Agreement, Harbourside retained 70% of the outstanding principal amount of the subordinated debt that it held and converted the remaining 30% of the outstanding principal amount of such debt plus all accrued interest and commitment fees thereunder into shares of the Company’s common stock. Immediately prior to entering into the Exchange Agreement, Harbourside held approximately $7.5 million of the Company’s subordinated debt, consisting of approximately $6.1 million of outstanding principal and approximately $1.3 million of accrued interest and fees. Harbourside continues to hold approximately $4.3 million principal amount of subordinated debt and converted approximately $3.2 million of the subordinated debt (30% of $6.1 million principal amount, plus approximately $1.3 million of accrued interest and fees) into 548,738 shares of the Company’s common stock. In addition, Harbourside received 34,818 shares of the Company’s common stock in exchange for the warrants to purchase 82,382 shares of the Company’s common stock. The Company paid Harbourside approximately $65,000 in interest expense on the subordinated holdings.

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

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan is subordinated to that of CIT. The Company paid Mr. Miller approximately $.09 million in interest expense related to his portion of the senior credit facility.

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

In October 2001, the Company obtained interest rate swaps as required by terms in its Senior Credit Facility to hedge exposure to market fluctuations. The interest rate swaps cover $40.0 million in notional amounts of variable rate debt and with fixed rates ranging from 2.535% to 3.920%. The swaps expired annually from October 2002 to October 2004. Because the Company hedges only with derivatives that have high correlation with the underlying transaction pricing, changes in derivatives fair values and the underlying pricing largely offset. Upon expiration of these hedges, the amount recorded in Other Comprehensive Loss will be reclassified into earnings as interest. In

2002, the borrowing base was converted from LIBOR to prime, which rendered the swap ineffective as a hedge. Accordingly, concurrent with the conversion, the Company prematurely terminated the swap in 2002 at a cost of $341,000. The resulting loss was recorded in Other Comprehensive Loss in 2002 and is being reclassified to earning as interest expense over the term of the Senior Credit Facility.

As described in Note 7, the Junior Credit Facility contains provisions for the issuance of warrants of up to 0.5% of the outstanding shares of the Company’s common stock in July 2002 and up to an additional 1.5% in July 2003. The warrants were valued as of July 2001 based on the estimated relative fair value using the Black Scholes model with the following assumptions: risk-free rate of 4.9% estimated life of 7 years, 72% volatility and no dividend yield. Accordingly, the Company recorded a liability and made periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. At December 31, 2003, the related liability was $349,000 and is included in accrued liabilities in the accompanying consolidated financial statements.

As described in Note 7 - “Related Party Transactions”, in 2004, the warrants were exchanged for shares of the Company’s common stock and are no longer outstanding.

9.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2004, 2003 and 2002 were approximately 0.6 million, 0.5 million and 0.5 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2004, 2003 and 2002, is presented below (shares in thousands):

	2004		2003		2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	745	$19.90	761	$19.58	948	$19.49
Granted	340	8.31	-	-	28	3.37
Exercised	(9)	3.15	(1)	3.05	-	-
Forfeited and cancelled	(271)	17.99	(15)	5.02	(215)	16.91
Outstanding at End of Period	805	$15.46	745	$19.90	761	$19.58
Options exercisable at year end	455	$21.12	714	$20.64	648	$22.22
Weighted average fair value of options granted		$3.65		-		$1.88

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2004 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	-	$3.37	87	$3.15	7.0	74	$3.17
4.60	-	5.63	37	4.62	6.5	37	4.62
7.01	-	8.31	370	8.19	8.9	33	7.02
10.62	-	11.67	41	10.94	4.7	41	10.94
17.50	-	22.50	152	19.36	1.5	152	19.36
28.74	-	38.20	57	34.50	2.7	57	34.50
43.95	-	63.55	42	53.38	1.7	42	53.38
70.00	-	82.50	19	73.28	2.4	19	73.28
		Total	805	$15.46	6.0	455	$21.12

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases for continuing operations was $850,000, $1,928,000 and $2,729,000 in 2004, 2003 and 2002, respectively. Rental expense under these leases for discontinued operations was $551,000, $2,011,000 and $8,153,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2005	$678	$246	$924
2006	462	220	682
2007	294	168	462
2008	51	98	149
2009	20	-	20
Thereafter	93	-	93

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

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The (benefit) provision for income taxes on income from continuing operations consisted of the following in 2004, 2003 and 2002, (in thousands):

	2004	2003	2002
Current:
Federal	$-	$839	$(256)
State	317	246	297
Foreign	423	131	533
	740	1,216	574
Deferred:
Federal	-	(290)	6,620
State	-	288	(177)
Foreign	-	2	191
		-	6,634
	$740	$1,216	$7,208

The principal differences between the federal statutory tax rate and the income expense (benefit) from continuing operations in 2004, 2003 and 2002:

	2004	2003	2002
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.0%	4.0%	5.5%
Change in deferred tax asset valuation allowance	(34.0%)	0.0%	26.1%
Excess of foreign tax over US tax on foreign income	4.9%	0.0%	5.0%
Other	0.7%	(1.0%)	(0.6)%
Effective tax rate	9.6%	37.0%	70.0%

Deferred income tax assets and liabilities at December 31, 2004, 2003 and 2002 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$423	$377	$305
Accruals and reserves	1,496	1,463	1,326
Federal net operating loss carryforward	14,146	10,078	8,118
Deductible goodwill and impairment charges	(18)	(22)	9,391
Other	-	1,957	272
Total deferred tax assets	16,047	13,853	19,412
Less valuation allowance	(14,834)	(9,001)	(13,601)
Net deferred tax asset	1,213	4,852	5,811
Deferred tax liabilities:
Property, plant, and equipment	1,213	4,852	5,811
Total deferred tax liabilities	1,213	4,852	5,811
Net deferred tax asset	$-	$-	$-

Included in the Company’s noncurrent assets of discontinued operations at December 31, 2004 and 2003, is a net noncurrent deferred tax asset of $1.4 million and $4.1 million, respectively, relating primarily to tax deductible goodwill and reserves that are not deductible for tax purposes until paid. In addition, the Company’s noncurrent liabilities of discontinued operations at December 31, 2004 and 2003, include noncurrent deferred tax liability of $0.0 million and $0.2 million, respectively, related primarily to differences in the book and tax bases of fixed assets. The net deferred tax assets of the discontinued operations of $1.4 and $4.3 million have a full valuation allowance.

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $37.2 million which will expire between 2005 and 2024. While the majority of these loss carryforwards are associated with the Company’s discontinued operations, the Company has classified the related deferred tax asset and valuation allowance as a component of continuing operations since it believes it will be able to retain these tax attributes. In addition, the Company had charitable contributions of $0.3 million that may be carried forward through 2007 and an AMT credit carryforward of approximately $0.2 million, which may be carried forward indefinitely.

The valuation allowance reflects the Company’s recognition that continuing losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized as a result of future taxable income. At December 31, 2004, 2003 and 2002, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $16.2 million, $13.3 million and $18.0 million, respectively.

As of December 31, 2004, the Company has state net operating loss carryforwards of approximately $97.0 million. As the Company believes that realization of the benefit of these state losses is remote because the Company no longer has operations in many of these states, it has not recorded deferred tax assets associated with these losses.

The Company received federal tax refunds of approximately $8.8 million during 2002, which was used to reduce the RoadOne revolver and cured the over-advance position that existed at that time.

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

These plans provide that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plans were not significant in 2004, 2003 and 2002.

14.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	2004		2003		2002
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$196,902	$28,026	$171,627	$30,086	$199,620	$32,341
Foreign	39,406	2,607	34,369	2,902	31,883	2,934
	$236,308	$30,633	$205,996	$32,988	$231,503	$35,275

No single customer accounted for 10% or more of consolidated net sales in 2004, 2003 or 2002.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	Net Sales	Operating Income (Loss)	Loss From Discontinued Operations	Net Income (Loss)(a)	Basic Income (Loss) Per Share	Diluted Income (Loss) Per Share
2004
First Quarter	$46,158	$2,329	$(488)	$612	$0.06	$0.06
Second Quarter	59,648	3,327	(322)	1,753	0.16	0.16
Third Quarter	63,300	3,376	(471)	1,522	0.14	0.14
Fourth Quarter	67,202	3,351	(230)	1,588	0.14	0.14
Total	$236,308	$12,383	$(1,511)	$5,475	$0.50	$0.50

2003
First Quarter	$47,893	$3,310	$(2,302)	$(559)	$(0.06)	$(0.06)
Second Quarter	57,962	3,217	(2,136)	(493)	(0.05)	(0.05)
Third Quarter	50,321	1,439	(4,845)	(6,835)(b )	(0.74)	(0.74)
Fourth Quarter	49,820	1,611	(6,940)	(6,266)(b )	(0.67)	(0.67)
Total	$205,996	$9,577	$(16,223)	$(14,153)	$(1.52)	$(1.52)

(a)    The income tax provision (benefit) has been allocated by quarter based on the effective rate for the twelve months ended December 31, 2004 and 2003.

(b)    The results of operations reflect asset impairments and other special charges as discussed in Notes 4 and 5.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended December 31, 2002:
Deduction from asset accounts:
Allowance for doubtful accounts	$576	563	-	(334)	$805

Year ended December 31, 2003:
Deduction from asset accounts:
Allowance for doubtful accounts	$805	492	-	(235)	$1,062

Year ended December 31, 2004:
Deduction from asset accounts:
Allowance for doubtful accounts	$1,062	567	-	(513)	$1,116

	Balance at Beginning of Period	Charged to Expense	Claims	Balance at End of Period
	(In Thousands)
Year ended December 31, 2002:
Product Warranty Reserve:	$926	1,489	(1,861)	$554

Year ended December 31, 2003:
Product Warranty Reserve:	$554	1,547	(1,462)	$639

Year ended December 31, 2004:
Product Warranty Reserve:	$639	1,520	(1,494)	$665

S-1

	Balance at Beginning of Period	Additions (Reductions)	Balance at End of Period
	(In Thousands)
Year ended December 31, 2002:
Deferred Tax Valuation Allowance:	$6,011	12,021	$18,032

Year ended December 31, 2003:
Deferred Tax Valuation Allowance:	$18,032	(4,733)	$13,299

Year ended December 31, 2004:
Deferred Tax Valuation Allowance:	$13,299	2,889	$16,188

Note:	The Allowance for Doubtful Accounts and Product Warranty Reserve tables above reflect activity for continuing operations for the years ended December 31, 2004, 2003 and 2002. The Deferred Tax Valuation Allowance table reflects consolidated operations for all periods presented.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2005.

MILLER INDUSTRIES, INC.

By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley President, Co-Chief Executive Officer and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 14th day of March, 2005.

Signature	Title

/s/ William G. Miller William G. Miller	Chairman of the Board of Directors and Co-Chief Executive Officer
/s/ Jeffrey I. Badgley Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
/s/ J. Vincent Mish J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Russell Chandler, III A. Russell Chandler, III	Director
/s/ Paul E. Drack Paul E. Drack	Director
/s/ Richard H. Roberts Richard H. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description

10.100	Consent and Tenth Amendment to Credit Agreement by and between the Registrant and The CIT Group/Business Credit, Inc., dated November 22, 2004
10.101
Amendment No. 4 to Amended and Restated Credit Agreement by and among the Registrant, Miller Industries Towing Equipment, Inc., Harbourside Investments, LLLP and certain guarantors set forth on the signature pages thereto, dated November 5, 2004

21	Subsidiaries of the Registrant
23.1	Consent of Joseph Decosimo and Company, LLP
24	Power of Attorney (see signature page)
31.1	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) by Co-Chief Executive Officer
31.2	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) by Co-Chief Executive Officer
31.3	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) by Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Co-Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Co-Chief Executive Officer
32.3	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer