Form 10-K/A
period 2004-12-31
MILLER INDUSTRIES INC /TN/
filed 2005-05-02
CIK 924822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K/A
Amendment No. 1

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

☒     Yes   ☐       No.

The aggregate market value of the voting stock for non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $94,393,675 (based on 9,573,395 shares held by non-affiliates at $9.86 per share, the last sale price on the NYSE on June 30, 2004).

At March 9, 2005 there were 11,194,782 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

EXPLANATORY NOTES

In reliance on the Order of the Securities and Exchange Commission in Release No. 50754, dated November 30, 2004 (the “Order”), the report of our management on internal control over financial reporting, and the corresponding attestation of Joseph Decosimo and Company, PLLC, our independent registered public accounting firm, were omitted from our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 14, 2005 (the “Original Filing”).

Pursuant to the Order, we are filing this Amendment No. 1 to the Original Filing (this “Amendment”) to:

•	amend and restate Item 9A to include the report of our management on internal control over financial reporting; and

•	include the corresponding attestation report of Joseph Decosimo and Company, PLLC, independent registered public accounting firm.

In connection with this Amendment, included herewith as exhibits are the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which have been updated and re-executed as of the date of this Amendment, and the consent of Joseph Decosimo and Company, PLLC to the inclusion herein of its attestation report regarding our internal control over financial reporting.

In addition, we are filing this Amendment to correct footnote 7 of our audited financial statements which contained inadvertent inaccuracies in the amount of interest reported as having been paid to William G. Miller, our Chairman and Co-Chief Executive Officer, and to Harbourside Investments LLLP under our senior credit facility and junior credit facilities, respectively, during 2004.

Except for the amendments described above, this Amendment does not modify or update our previously reported financial statements, results of operations or other related financial disclosures, or any other disclosures in or exhibits to the Original Filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15 of this Amendment.

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

Management’s Report On Internal Control Over Financial Reporting

Management of Miller Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

1

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment under those criteria, we concluded that, as of December 31, 2004, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who also audited our consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, which attestation report appears herein.

April 29, 2005

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Miller Industries, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Miller Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of Miller Industries, Inc. and subsidiaries and our report dated February 25, 2005, except for note 6 as to which the date is March 7, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
April 30, 2005

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment:

1. Financial Statements

2. Financial Statement Schedules

The following Financial Statement Schedule for the Registrant is filed as part of this Amendment and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report
Schedule II - Valuation and Qualifying Accounts	S-1

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3. Exhibits

The following exhibits are filed with this Amendment:

Exhibit Number	Description
23.1	Consent of Joseph Decosimo and Company, PLLC
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
____________________

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

4

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

Under the Exchange Agreement, Harbourside retained 70% of the outstanding principal amount of the subordinated debt that it held and converted the remaining 30% of the outstanding principal amount of such debt plus all accrued interest and commitment fees thereunder into shares of the Company’s common stock. Immediately prior to entering into the Exchange Agreement, Harbourside held approximately $7.5 million of the Company’s subordinated debt, consisting of approximately $6.1 million of outstanding principal and approximately $1.3 million of accrued interest and fees. Harbourside continues to hold approximately $4.3 million principal amount of subordinated debt and converted approximately $3.2 million of the subordinated debt (30% of $6.1 million principal amount, plus approximately $1.3 million of accrued interest and fees) into 548,738 shares of the Company’s common stock. In addition, Harbourside received 34,818 shares of the Company’s common stock in exchange for the warrants to purchase 82,382 shares of the Company’s common stock. The Company paid Harbourside approximately $300,000 in interest expense on the subordinated holdings.

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

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan is subordinated to that of CIT. The Company paid Mr. Miller approximately $900,000 in interest expense related to his portion of the senior credit facility.

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

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2005.

MILLER INDUSTRIES, INC.

By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley President, Co-Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Joseph Decosimo and Company, PLLC
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer