Form 10-Q
period 2005-03-31
MILLER INDUSTRIES INC /TN/
filed 2005-05-10
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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
☒ Yes  ☐ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 29, 2005 was 11,196,876.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$2,661	$2,812
Accounts receivable, net of allowance for doubtful accounts of $1,279 and $1,116 at March 31, 2005 and December 31, 2004, respectively	59,123	49,336
Inventories, net	42,061	34,994
Prepaid expenses and other	3,509	1,525
Current assets of discontinued operations held for sale	4,537	5,728
Total current assets	111,891	94,395
PROPERTY, PLANT, AND EQUIPMENT, net	18,247	18,762
GOODWILL, net	11,619	11,619
OTHER ASSETS	1,719	1,918
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	1,000	1,128
	$144,476	$127,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$6,322	$2,052
Accounts payable	46,579	36,224
Accrued liabilities and other	8,197	5,736
Current liabilities of discontinued operations held for sale	9,021	10,405
Total current liabilities	70,119	54,417
LONG-TERM OBLIGATIONS, less current portion	23,528	24,345
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	1,999	2,275
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,196,816 and 11,182,606 outstanding at March 31, 2005 and December 31, 2004, respectively	112	112
Additional paid-in capital	157,302	157,202
Accumulated deficit	(110,443)	(112,468)
Accumulated other comprehensive income	1,859	1,939
Total shareholders’ equity	48,830	46,785
	$144,476	$127,822

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2005	2004
NET SALES:	$76,896	$46,158

COSTS AND EXPENSES:
Costs of Operations	67,914	39,370
Selling, general and administrative expenses	5,506	4,459
Interest expense, net	1,163	1,044
Total costs and expenses	74,583	44,873
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,313	1,285
INCOME TAX PROVISION	242	185
INCOME FROM CONTINUING OPERATIONS	2,071	1,100
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(46)	(488)
Income tax provision	-	-
Loss from discontinued operations	(46)	(488)
NET INCOME	$2,025	$612
BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.19	$0.10
Loss from discontinued operations	(0.00)	(0.04)
Basic income per common share	$0.19	$0.06
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.18	$0.10
Loss from discontinued operations	(0.00)	(0.04)
Diluted income per common share	$0.18	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,191	10,696
Diluted	11,415	10,785

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$2,025	$612
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	46	488
Depreciation and amortization	794	926
Amortization of deferred financing costs	133	85
Provision for doubtful accounts	45	195
Issuance of non-employee director shares	75	328
Deferred income tax provision	(13)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,761)	3,914
Inventories	(7,043)	(3,382)
Prepaid expenses and other	(1,968)	(1,560)
Other assets	-	(396)
Accounts payable	10,268	(8,670)
Accrued liabilities and other	2,448	2,372
Net cash used in operating activities from continuing operations	(2,951)	(5,088)
Net cash (used in) provided by operating activities from discontinued operations	(578)	603
Net cash used in operating activities	(3,529)	(4,485)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(226)	(63)
Proceeds from sale of property, plant and equipment	-	4
Proceeds from sale of business	-	2,503
Payments received on notes receivables	57	21
Net cash (used in) provided by investing activities from continuing operations	(169)	2,465
Net cash provided by investing activities from discontinued operations	77	209
Net cash (used in) provided by investing activities	(92)	2,674
FINANCING ACTIVITIES
Net borrowings under senior credit facility	4,012	851
Payments on long-term obligations	(569)	(509)
Additions to deferred financing costs	(38)	(209)
Termination of interest rate swap	24	24
Proceeds from the exercise of stock options	25	12
Net cash provided by financing activities from continuing operations	3,454	169
Net cash used in financing activities from discontinued operations	(342)	(2,139)
Net cash provided by (used in) financing activities	3,112	(1,970)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(100)	(179)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(609)	(3,960)
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,812	5,240
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	574	2,154
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	116	480
CASH AND TEMPORARY INVESTMENTS, end of period	$2,661	$2,954
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt conversion	$-	$7,540
Cash payments for interest	$1,010	$936
Cash payments for income taxes	$73	$132

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

2.    DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The Company disposed of substantially all of the assets of its towing services segment in 2003, and as of March 31, 2005 there are miscellaneous assets remaining from previous towing services market sales. The Company sold all but one distributor location by the end of 2004, and as of March 31, 2005, the Company has entered into negotiations to sell the remaining location.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at March 31, 2005 and December 31, 2004. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Net Sales	$2,456	$-	$2,456	$15,009	$-	$15,009
Operating income (loss)	$(62)	$16	$(46)	$(140)	$(79)	$(219)
Loss from discontinued operations	$(62)	$16	$(46)	$(397)	$(91)	$(488)

The following assets and liabilities are reclassified as held for sale at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$116	$-	$116	$574	$-	$574
Accounts receivable, net	1,328	423	1,751	1,444	492	1,936
Inventories	2,619	-	2,619	3,144	-	3,144
Prepaid expenses and other current assets	51	-	51	74	-	74
Current assets of discontinued operations held for sale	$4,114	$423	$4,537	$5,236	$492	$5,728
Property, plant and equipment	$16	$984	$1,000	$16	$1,112	$1,128
Noncurrent assets of discontinued operations held for sale	$16	$984	$1,000	$16	$1,112	$1,128
Current portion of long-term debt	$170	$309	$479	$223	$442	$665
Other Current Liabilities	1,461	7,081	8,542	2,569	7,171	9,740
Current liabilities of discontinued operations held for sale	$1,631	$7,390	$9,021	$2,792	$7,613	$10,405
Long-term debt	$1,999	$-	$1,999	$2,275	$-	$2,275
Noncurrent liabilities of discontinued operations held for sale	$1,999	$-	$1,999	$2,275	$-	$2,275

3.    BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 224,000 and 89,000 potential dilutive common shares for the three months ended March 31, 2005 and 2004, respectively.

4.    INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Chassis	$3,715	$2,556
Raw Materials	16,426	15,667
Work in process	12,055	10,338
Finished goods	9,865	6,433
	$42,061	$34,994

5.    SPECIAL CHARGES AND OTHER EXPENSES

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its continuing and discontinued operations to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Based on this evaluation, no charges were recorded within the towing and recovery equipment segment during the three months ended March 31, 2005 or 2004.

Management believes that its long-lived assets are appropriately valued following these impairment charges.

6.    LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following for continuing operations at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Outstanding borrowings under Senior Credit Facility	$23,463	$19,987
Outstanding borrowings under Junior Credit Secured Facility	4,246	4,211
Mortgage, equipment and other notes payable	2,141	2,199
	29,850	26,397
Less current portion	(6,322)	(2,052)
	$23,528	$24,345

The March 31, 2005 and December 31, 2004 figures do not include $2.2 million and $2.9 million, respectively, outstanding under the Senior Credit Facility relating to discontinued operations. Obligations under the Senior Credit Facility are allocated to discontinued operations based on the assets used to determine borrowing availability for collateral reporting. Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

2001 Credit Facility

Senior Credit Facility. In July 2001, the Company entered into a four year Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lenders to replace its existing credit facility. The Senior Credit Facility has been amended several times. The current lenders under the Senior Credit Facility are William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer, and CIT Group/Business Credit, Inc. (“CIT”), with Mr. Miller’s portion of the loan being subordinated to that of CIT. The Senior Credit Facility is scheduled to mature in July 2005, but the Company has been granted an option, exercisable through July 10, 2005, to extend the maturity date to July 2006. In March 2005, the Company signed a commitment letter with a financial institution for a new senior credit facility to replace the existing facility that matures in July 2005. The closing of the new facility is subject to customary closing conditions, including the successful completion of the due diligence process and execution of definitive documentation. The new facility is expected to be in place by June 30, 2005.

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

Contrarian Funds, LLC (“Contrarian”) purchased all of the outstanding debt of the Junior Credit facility in a series of transactions during the second half of 2003. As part of its purchase, Contrarian also purchased warrants for shares of the Company’s common stock, which were subsequently exchanged for shares of the Company’s common stock as described in further detail below and in Note 7. In November 2003, Harbourside Investments, LLLP (“Harbourside”) purchased 44.286% of the subordinated debt and warrants from Contrarian. (See Note 7 below).

In February 2004, Contrarian and Harbourside finalized the conversion of approximately $7.0 million in subordinated debt for common stock of the Company. In connection with this purchase and restructuring of the Company’s debt, the Junior Credit Facility was amended to, among other things, extend its maturity date and bear interest at an effective blended rate of 14.0%.

In May 2004 the Company completed the sale of 480,000 shares of its common stock at a price of $9.00 per share to a small group of unaffiliated private investors. The proceeds of this sale, together with additional borrowings under the Senior Credit Facility, were used to retire approximately $5.4 million of the principal amount of the Junior Credit Facility and approximately $350,000 of accrued interest on such debt owed to Contrarian. The Company’s remaining Junior Credit Facility obligations consist of approximately $4.2 million in outstanding principal bearing interest at an annual rate of 9.0%.

In November 2004, the Junior Credit Facility was again amended to extend its maturity date to January 1, 2006 and was classified as a current liability at March 31, 2005.

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

Future maturities of long-term obligations at March 31, 2005 are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2006	$6,322	$479	$6,801
2007	21,786	1,999	23,785
2008	130	-	130
2009	137	-	137
2010	1,475	-	1,475
Thereafter	-	-	-
	$29,850	$2,478	$32,328

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

Under the Exchange Agreement, Harbourside retained 70% of the outstanding principal amount of the subordinated debt that it held and converted the remaining 30% of the outstanding principal amount of such debt plus all accrued interest and commitment fees thereunder into shares of the Company’s common stock. Immediately prior to entering into the Exchange Agreement, Harbourside held approximately $7.5 million of the Company’s subordinated debt, consisting of approximately $6.1 million of outstanding principal and approximately $1.3 million of accrued interest and fees. Harbourside continues to hold approximately $4.3 million principal amount of subordinated debt and converted approximately $3.2 million of the subordinated debt (30% of $6.1 million principal amount, plus approximately $1.3 million of accrued interest and fees) into 548,738 shares of the Company’s common stock. In addition, Harbourside received 34,818 shares of the Company’s common stock in exchange for the warrants to purchase 82,382 shares of the Company’s common stock. The Company paid Harbourside approximately $95,000 in interest expense on the subordinated holdings during the three months ended March 31, 2005.

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

Other than the transactions relating to the subordinated debt and the warrants, which it purchased without the Company’s involvement, Contrarian has no relationship with the Company or Harbourside.

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

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the existing Senior Credit Facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan is subordinated to that of CIT. The Company paid Mr. Miller approximately $294,000 in interest expense related to his portion of the senior credit facility during the three months ended March 31, 2005.

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

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the grants in the first quarter of 2004: expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in the three months ended March 31, 2004 was approximately $1,242,000, which would be amortized as compensation expense over the vesting period of the options. No options were granted during the three months ended March 31, 2005.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income available to common shareholders, as reported	$2,025	$612
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(21)
Net income available to common shareholders, pro forma	$1,941	$591
Income per common share:
Basic, as reported	$0.19	$0.06
Basic, pro forma	$0.17	$0.05
Diluted, as reported	$0.18	$0.06
Diluted, pro forma	$0.17	$0.05

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

10.   INCOME TAXES

The Company maintains a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations. The allowance reflects the Company’s recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will b realized through future taxable income. The balance of the valuation allowance was $16.2 million at March 31, 2005 and December 31, 2004, respectively.

11.   COMPREHENSIVE INCOME

The Company had comprehensive income of $1.9 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

12.         GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customer) (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net Sales:
North America	$60,105	$37,388
Foreign	16,791	8,770
	$76,896	$46,158
Long Lived Assets:
North America	$27,469	$28,026
Foreign	2,614	2,607
	$30,083	$30,633

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2005 and 2004.

13.        RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. In compliance with a Securities and Exchange Commission amendment to this statement, the Company will adopt the new accounting standard effective January 1, 2006. The Company will transition the new guidance using the modified prospective method. Applying the same assumptions used for the 2005 and 2004 pro forma disclosure in Note 8 of the Company’s financial statements, the Company estimates its pretax expense associated with its previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Miller Industries, Inc. is the world’s largest manufacturer of vehicle towing and recovery equipment, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names.

Overall, management focuses on a variety of key indicators to monitor our operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, income from continuing operations, earnings per share, capital expenditures and cash flow.

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

During 2004 and the first quarter of 2005, our revenues were positively affected by a general increase in demand for our products resulting from general economic improvements. In addition, we commenced the manufacture of 63 heavy-duty towing and recovery units for the Australian military as part of the largest single order for towing and recovery equipment in the Company’s history. The first units under this contract were delivered in late 2004, and the remaining units are scheduled for production and delivery through 2005. We also began a project with DataPath, Inc. to assist in the design and engineering of mobile communications trailers for military application. We completed an initial order of 25 trailers in 2004, and will begin the manufacture of up to an additional 145 trailers during the first half of 2005. In March 2005, we entered into a new agreement with DataPath calling for us to manufacture and sell to them all of their requirements for this type of equipment during the five-year term of the agreement. Under this new agreement, DataPath has committed to purchase at least 200 units (including the previously disclosed units). As a result of these projects, as well as the general increase in demand for our products, we have a strong backlog that we expect to continue in 2005.

We have been and will continue to be affected by recent large increases in the prices that we pay for raw materials, particularly steel and components with high steel content. Like all manufactures, we have experienced shortages in the availability of steel. Steel costs represent a substantial part of our total costs of operations, and management expects steel prices to remain at historically high levels for the foreseeable future. Partially to offset these increases, we implemented a general price increase, as well as two steel surcharges in 2004. We also began to develop alternatives to the steel and steel components that we use in our production process, and have introduced several of these alternatives to our major component part suppliers. We will continue to monitor steel prices and availability in order to more favorably position the Company in this dynamic market.

Management also continues to focus on reducing the overall debt levels under our senior and junior credit facilities. In 2004, approximately $7.0 million of subordinated debt and warrants was exchanged and converted into shares of our common stock. In addition, during 2004, cash proceeds from the private placement of 480,000 shares of our common stock were used to retire significant portions of our subordinated debt. While our debt levels have declined significantly over the past year, our senior credit facility is scheduled to mature in July 2005, and our junior credit facility matures on January 1, 2006. We have been granted an option, exercisable through July 10, 2005, to extend the maturity date of our senior credit facility until July 2006. We signed a commitment letter with a financial institution in March 2005 for a new senior credit facility to replace the existing facility. The closing of the new facility is subject to customary closing conditions, including the successful completion of due diligence and the execution of definitive documentation.  We expect to have the loan in place by June 30, 2005.

Also during 2004, we substantially completed our strategic goal of disposing of towing services businesses and distributor operations. As a result, at March 31, 2005, only miscellaneous assets remained in the RoadOne towing services segment and only one distributor location remained in our distribution group. As a result, management has renewed its focus on our core business - the manufacture of towing and recovery equipment.

Compliance with New York Stock Exchange Continued Listing Standards

In June 2003, we received notification from the New York Stock Exchange that we were not in compliance with the NYSE’s continued listing standards because we did not have sufficient shareholders’ equity or an adequate 30-day average market capitalization. In response, we implemented a plan for regaining compliance with the continued listing standards which focused on restructuring our bank facilities and rationalizing the timing of our debt service, disposing of our remaining RoadOne and distributor operations, and returning our manufacturing operations to their historically profitable levels. With the approval by our shareholders of the conversion of a portion of our subordinated debt into common stock, we completed the restructuring of our bank facilities. We also disposed of the remainder of our RoadOne operations and are in the process of disposing of our remaining distributor location.

In December 2004, the NYSE notified us that, as a result of our compliance plan, we had regained compliance with the NYSE’s continued listing standards and had been approved as a “company in good standing” with the NYSE. As a condition to the NYSE’s approval, we are subject to a 12-month follow-up period with the NYSE to ensure continued compliance with the continued listing standards, and will be subject to the NYSE’s routine monitoring procedures. As of March 31, 2005, our shareholders’ equity was $48.8 million and our 30-day average market capitalization was $146.6 million.

Discontinued Operations

During 2002, management and the board of directors made the decision to divest of our towing services segment, as well as the operations of the distribution group of our towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

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

Upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of goodwill in 2002 and have continued to perform annual impairment reviews thereafter. For further detail of our impairment review and related write downs, see Note 5 to our consolidated financial statements.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinuing operations. The allowance reflects our recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances for 2004 and 2002. The balance of the valuation allowance was $16.2 million at March 31, 2005 and December 31, 2004, respectively.

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

Seasonality

Our towing and recovery equipment segment has experienced some seasonality in net sales due in part to decisions by purchasers of towing and recovery equipment to defer purchases near the end of the chassis model year. The segment’s net sales have historically been seasonally impacted due in part to weather conditions.

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

Results of Operations-Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Continuing Operations

Net sales of continuing operations for the three months ended March 31, 2005, increased 66.5% to $76.9 million from $46.2 million for the comparable period in 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, and is attributable to a lesser extent to price increases implemented during 2004. There were no sales by the towing services segment during the three months ended March 31, 2005 or 2004 as the remaining towing services entities were sold in June 2003.

Costs of continuing operations for the three months ended March 31, 2005, increased 72.3% to $67.9 million from $39.4 million for the comparable period in 2004. Costs of operations for the towing and recovery equipment segment increased $28.5 million from $39.4 million for the three months ended March 31, 2004 to $67.9 million for the comparable current year period. Costs of continuing operations increased as a percentage of sales from 85.3% to 88.3%, which is attributed to higher material costs, particularly for steel and components with high steel content, and also due to product mix. There were no costs of operations attributable to the towing services segment during the three months ended March 31, 2005 or 2004 as the remaining towing services entities were sold in June 2003.

Selling, general, and administrative expenses for the three months ended March 31, 2005, increased to $5.5 million from $4.5 million for the three months ended March 31, 2004. As a percentage of sales, selling, general, and administrative expenses decreased to 7.2% for the three months ended March 31, 2005 from 9.7% for the three months ended March 31, 2004.

The provision for income taxes for continuing operations for the three months ended March 31, 2005 reflects the combined effective US federal and state tax rate of 10.5%. The provision for the three months ended March 31, 2004 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $12.5 million to $2.5 million for the three months ended March 31, 2005 from $15.0 million for the three months ended March 31, 2004. Revenues were negatively impacted by the disposition of seven distribution operations during 2004. There were no net sales for the towing and recovery services segment during the three months ended March 31, 2005 and 2004, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 87.1% for the three months ended March 31, 2005 compared to 93.4% for the three months ended March 31, 2004. There were no costs of sales for the towing services segment during the three months ended March 31, 2005 or 2004. As explained above, all towing services markets were sold by the end of calendar 2003.

Selling, general and administrative expenses as a percentage of sales was 15.6% for the distribution group and 0.0% for the towing services segment for the three months ended March 31, 2005 compared to 7.5% and 0.0%, respectively, for the three months ended March 31, 2004. Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $1.2 million for the three months ended March 31, 2005 from $1.3 million for the comparable year-ago period. Interest expense was $1.2 million for continuing operations and $0.0 million for discontinued operations for the three months ended March 31, 2005, compared to $1.0 million for continuing operations and $0.3 million for discontinued operations for the comparable prior year period.

Liquidity and Capital Resources

Cash used in operating activities was $3.5 million for the three months ended March 31, 2005, compared to $4.5 million used in operating activities for the comparable period of 2004. The cash used in operating activities for the three months ended March 31, 2005 was primarily due to increases in inventory and accounts receivable somewhat offset by increases in accounts payable and accrued liabilities.

Cash used in investing activities was $0.1 million for the three months ended March 31, 2005, compared to $2.7 million provided by investing activities for the comparable period in 2004. The cash used in investing activities was primarily due to purchase of fixed assets.

Cash provided by financing activities was $3.1 million for the three months ended March 31, 2005 compared to $2.0 million used in the comparable period in the prior year. The cash was provided by borrowing under our credit facility to fund working capital requirements.

Our primary capital requirements are for working capital, debt service, and capital expenditures. Since 1996, we have financed our operations and growth from internally generated funds and debt financing.

Credit Facilities and Other Obligations

Senior Credit Facility

In July 2001, we entered into a four year Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lenders to replace our existing credit facility. The Senior Credit Facility has been amended several times. The current lenders under the Senior Credit Facility are William G. Miller, our Chairman of the Board and Co-Chief Executive Officer, and CIT Group/Business Credit, Inc. (“CIT”), with Mr. Miller’s portion of the loan being subordinated to that of CIT. As discussed in further detail below, the Senior Credit Facility is scheduled to mature in July 2005, but we have been granted an option, exercisable through July 10, 2005, to extend the maturity date to July 2006.

As amended, the Senior Credit Facility consists of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provides for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne segment, respectively.

Borrowing availability under the revolving portion of the Senior Credit Facility is based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation. Borrowings under the term loans are collateralized by substantially all of our domestic property, plants, and equipment. We are required to make monthly amortization payments of $167,000 on the first term loan, but the amortization payments due on November 1, 2003, December 1, 2003, and January 1, 2004 were deferred until the maturity date. The Senior Credit Facility bears interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder.

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

In March 2005, we signed a commitment letter with a financial institution for a new senior credit facility to replace the existing facility that matures in July 2005. The closing of the new facility is subject to customary closing conditions, including the successful completion of the due diligence process and execution of definitive documentation. The new facility is expected to be in place by June 30, 2005.

Junior Credit Facility

Our Junior Credit Facility (the “Junior Credit Facility”) is, by its terms, expressly subordinated only to the Senior Credit Facility, and is secured by certain specified assets and by a second priority lien and security interest in substantially all of our other assets. As amended, the Junior Credit Facility contains requirements for the maintenance of certain financial covenants. It also imposes restriction on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

Contrarian Funds, LLC (“Contrarian”) purchased all of the outstanding debt of the Junior Credit facility in a series of transactions during the second half of 2003. As part of its purchase, Contrarian also purchased warrants for shares of our common stock, which were subsequently exchanged for shares of our common stock as described in further detail below and in Note 7 to our consolidated financial statements. In November 2003, Harbourside Investments, LLLP (“Harbourside”) purchased 44.286% of the subordinated debt and warrants from Contrarian.

In February 2004, Contrarian and Harbourside finalized the conversion of approximately $7.0 million in subordinated debt for shares of our common stock. In connection with this purchase and restructuring of our debt, the Junior Credit Facility was amended to, among other things, extend its maturity date and bear interest at an effective blended rate of 14.0%.

In May 2004 we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors. The proceeds of this sale, together with additional borrowings under the Senior Credit Facility, were used to retire approximately $5.4 million of the principal amount of the Junior Credit Facility and approximately $350,000 of accrued interest on such debt owed to Contrarian. Our remaining Junior Credit Facility obligations consist of approximately $4.2 million principal amount bearing interest at an annual rate of 9.0%.

In November 2004, the Junior Credit Facility was again amended to extend its maturity date to January 1, 2006 and at March 31, 2005, was classified as a current liability.

Interest Rate Sensitivity

Because of the amount of obligations outstanding under the Senior and Junior Credit Facilities and the connection of the interest rate under each Facility (including the default rates) to the prime rate, an increase in the prime rate could have a significant effect on our ability to satisfy our obligations under the Facilities and increase our interest expense significantly. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.4 million of mortgage notes payable, equipment notes payable and other long-term obligations at March 31, 2005. We also had approximately $2.1 million in non-cancellable operating lease obligations, $0.6 million of which relates to truck and building leases of discontinued operations at that date.

Forward-Looking Statements

Certain statements in this Form 10-Q, including but not limited to those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks referenced herein and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, filed on March 14, 2005, and amended on May 2, 2005, and in particular, the risks associated with the wind down of the towing services segment and the risks associated with the terms of our substantial indebtedness. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers (Co-CEOs) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a14(c) under the Securities Exchange Act of 1934. Based upon this evaluation, our Co-CEOs and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6.    EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission in August 1994)
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish Executive Vice President and Chief Financial Officer
Date: May 10, 2005