Form 10-Q
period 2005-06-30
MILLER INDUSTRIES INC /TN/
filed 2005-08-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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

☒      Yes          ☐          No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 29, 2005 was 11,203,616.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$6,669	$2,812
Accounts receivable, net of allowance for doubtful accounts of $1,412 and $1,116 at June 30, 2005 and December 31, 2004, respectively	64,643	49,336
Inventories, net	39,177	34,994
Prepaid expenses and other	3,016	1,525
Current assets of discontinued operations held for sale	4,486	5,728
Total current assets	117,991	94,395
PROPERTY, PLANT, AND EQUIPMENT, net	17,686	18,762
GOODWILL, net	11,619	11,619
OTHER ASSETS	1,629	1,918
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	663	1,128
	$149,588	$127,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,525	$2,052
Accounts payable	46,810	36,224
Accrued liabilities and other	8,160	5,736
Current liabilities of discontinued operations held for sale	8,436	10,405
Total current liabilities	64,931	54,417
LONG-TERM OBLIGATIONS, less current portion	29,787	24,345
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	1,471	2,275
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,202,486 and 11,182,606 outstanding at June 30, 2005 and December 31, 2004, respectively	112	112
Additional paid-in capital	157,366	157,202
Accumulated deficit	(105,278)	(112,468)
Accumulated other comprehensive income	1,199	1,939
Total shareholders’ equity	53,399	46,785
	$149,588	$127,822

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$92,938	$59,648	$169,834	$105,807

COSTS AND EXPENSES:
Costs of Operations	79,461	50,952	147,375	90,323
Selling, general and administrative expenses	6,175	5,369	11,681	9,828
Interest expense, net	1,200	1,234	2,363	2,278
Total costs and expenses	86,836	57,555	161,419	102,429
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,102	2,093	8,415	3,378
INCOME TAX PROVISION	903	18	1,145	204
INCOME FROM CONTINUING OPERATIONS	5,199	2,075	7,270	3,174
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(34)	(322)	(80)	(809)
Income tax provision	-	-	-	-
Loss from discontinued operations	(34)	(322)	(80)	(809)
NET INCOME	$5,165	$1,753	$7,190	$2,365
BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.46	$0.19	$0.65	$0.29
Loss from discontinued operations	-	(0.03)	-	(0.07)
Basic income per common share	$0.46	$0.16	$0.65	$0.22
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.45	$0.19	$0.64	$0.29
Loss from discontinued operations	-	(0.03)	-	(0.07)
Diluted income per common share	$0.45	$0.16	$0.64	$0.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,197	10,883	11,195	10,789
Diluted	11,401	10,909	11,409	10,895

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$7,190	$2,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Loss from discontinued operations	80	809
Depreciation and amortization	1,565	1,844
Amortization of deferred financing costs	266	270
Provision for doubtful accounts	234	399
Issuance of non-employee director shares	75	328
Loss on disposal of property, plant and equipment	-	20
Deferred income tax provision	(19)	-
Changes in operating assets and liabilities:
Accounts receivable	(15,651)	(1,853)
Inventories	(4,769)	(5,265)
Prepaid expenses and other	(1,486)	(1,080)
Other assets	-	(356)
Accounts payable	10,961	(4,101)
Accrued liabilities and other	2,470	2,292
Net cash provided by (used in) operating activities from continuing operations	916	(4,328)
Net cash (used in) operating activities from discontinued operations	(909)	(737)
Net cash provided by (used in) operating activities	7	(5,065)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(490)	(124)
Proceeds from sale of property, plant and equipment	-	14
Proceeds from sale of business	-	2,503
Payments received on notes receivables	117	54
Net cash (used in) provided by investing activities from continuing operations	(373)	2,447
Net cash provided by investing activities from discontinued operations	123	273
Net cash (used in) provided by investing activities	(250)	2,720
FINANCING ACTIVITIES
Net borrowings under senior credit facility	20,814	-
Borrowing under subordinated credit facility	5,707	-
Net payments under former credit facility	(20,580)	(300)
Payments on long-term obligations	(1,127)	(1,180)
Proceeds from long-term obligations	12	-
Additions to deferred financing costs	(324)	(304)
Termination of interest rate swap	57	48
Proceeds from issuance of common stock	-	4,320
Proceeds from the exercise of stock options	89	14
Net cash provided by financing activities from continuing operations	4,648	2,598
Net cash used in financing activities from discontinued operations	(834)	(3,412)
Net cash provided by (used in) financing activities	3,814	(814)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(288)	(333)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	3,283	(3,492)
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,812	5,240
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	574	2,154
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	-	484
CASH AND TEMPORARY INVESTMENTS, end of period	$6,669	$3,418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt conversion	$-	$7,540
Cash payments for interest	$2,204	$2,150
Cash payments for income taxes	$304	$285

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

2.          DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The Company disposed of substantially all of the assets of its towing services segment in 2003, and as of June 30, 2005 there are miscellaneous assets remaining from previous towing services market sales. The Company sold all but one distributor location by the end of 2004, and as of June 30, 2005, the Company is in negotiations to sell the remaining location.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at June 30, 2005 and December 31, 2004. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt based on intercompany balances.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$3,050	$-	$3,050	$9,639	$-	$9,639
Operating income (loss)	$(34)	$-	$(34)	$(286)	$(36)	$(322)
Loss from discontinued operations	$(34)	$-	$(34)	$(286)	$(36)	$(322)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$5,506	$-	$5,506	$24,648	$-	$24,648
Operating income (loss)	$(96)	$16	$(80)	$(683)	$(126)	$(809)
Income (loss) from discontinued operations	$(96)	$16	$(80)	$(683)	$(126)	$(809)

The following assets and liabilities are reclassified as held for sale June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005			December 31, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$-	$-	$-	$574	$-	$574
Accounts receivable, net	1,098	425	1,523	1,444	492	1,936
Inventories	2,904	-	2,904	3,144	-	3,144
Prepaid expenses and other current assets	59	-	59	74	-	74
Current assets of discontinued operations held for sale	$4,061	$425	$4,486	$5,236	$492	$5,728
Property, plant and equipment	$16	$647	$663	$16	$1,112	$1,128
Noncurrent assets of discontinued operations held for sale	$16	$647	$663	$16	$1,112	$1,128
Current portion of long-term debt	$106	$-	$106	$223	$442	$665
Other current liabilities	1,462	6,868	8,330	2,569	7,171	9,740
Current liabilities of discontinued operations held for sale	$1,568	$6,868	$8,436	$2,792	$7,613	$10,405
Long-term debt	$1,471	$-	$1,471	$2,275	$-	$2,275
Noncurrent liabilities of discontinued operations held for sale	$1,471	$-	$1,471	$2,275	$-	$2,275

3.          BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 204,000 and 26,000 potential dilutive common shares for the three months ended June 30, 2005 and 2004, respectively and 214,000 and 106,000 potential dilutive common shares for the six months ended June 30, 2005 and 2004, respectively.

4.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Chassis	$3,625	$2,556
Raw Materials	16,425	15,667
Work in process	10,511	10,338
Finished goods	8,616	6,433
	$39,177	$34,994

5.          LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following for continuing operations at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Outstanding borrowings under new Senior Secured Credit Facility	$19,237	$-
Outstanding borrowings under former Senior Secured Credit Facility	-	19,987
Outstanding borrowings under Junior Secured Credit Facility	10,000	4,211
Mortgage, equipment and other notes payable	2,075	2,199
	31,312	26,397
Less current portion	(1,525)	(2,052)
	$29,787	$24,345

The June 30, 2005 and December 31, 2004 figures do not include $1.6 million and $2.9 million, respectively, outstanding under the Company’s senior credit facilities relating to discontinued operations. Obligations under the Company’s senior credit facilities are allocated to discontinued operations based on the loan collateral. Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Credit Facilities

New Senior Credit Facility. On June 17, 2005, the Company entered into a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “New Senior Credit Facility”). Proceeds from the New Senior Credit Facility were used to repay The CIT Group/Business Credit, Inc. (“CIT”) and William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer, under the Company’s former senior credit facility. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt.

The New Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). In the absence of a default, all borrowings under the Revolver bear interest at the LIBOR Market Index Rate (as defined in the Senior Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement), and the Term Loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement). The Revolver expires on June 15, 2008, and the Term Loan matures on June 15, 2010. The New Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

Junior Credit Facility. The Company’s junior credit facility (the “Junior Credit Facility”) is, by its terms, expressly subordinated only to the New Senior Credit Facility, and is secured by certain specified assets and by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. As described in further detail below and in Note 6, the Junior Credit Facility has been amended several times, most recently on June 17, 2005.

During the second half of 2003, Contrarian Funds, LLC (“Contrarian”) purchased all of the outstanding debt of the Junior Credit Facility in a series of transactions. As part of its purchase, Contrarian also purchased warrants for shares of the Company’s common stock, which were subsequently exchanged for shares of the Company’s common stock. In November 2003, Harbourside Investments, LLLP (“Harbourside”) purchased 44.286% of the subordinated debt and warrants from Contrarian. In February 2004, Contrarian and Harbourside converted approximately $7.0 million in debt under the Junior Credit Facility into common stock of the Company. In May 2004 the Company completed the sale of 480,000 shares of its common stock at a price of $9.00 per share to a small group of unaffiliated private investors, and the proceeds of this sale, together with additional borrowings under the Company’s former senior credit facility, were used to retire the portion of the Junior Credit Facility owed to Contrarian (approximately $5.4 million of principal and approximately $350,000 of accrued interest). On May 31, 2005, Harbourside was dissolved and distributed all of its shares of the Company’s common stock to its partners. As a result, William G. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility.

The June 17, 2005 amendment to the Junior Credit Facility provided for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. The amendment also extended the maturity date of the Junior Credit Facility to September 17, 2008, and amended certain terms of the junior credit agreement to, among other things, make certain of the representations and warranties, covenants and events of default more consistent with the representations and warranties, covenants and events of default in the Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the Junior Credit Facility continue to bear interest at a rate of 9.0% per annum.

Former Senior Credit Facility. As amended, the Company’s former senior credit facility with CIT and Mr. Miller consisted of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provided for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne segment, respectively. Borrowing availability under the revolving portion of the former senior credit facility was based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation. Borrowings under the term loans were collateralized by substantially all of the Company’s domestic property, plants, and equipment. The former senior credit facility bore interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder. The former senior credit facility contained requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the former senior credit facility contained restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The former senior credit facility also contained requirements related to weekly and monthly collateral reporting.

Interest Rate Sensitivity. Because of the amount of obligations outstanding under the New Senior Credit Facility and the connection of the interest rate under the New Senior Credit Facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have a significant effect on the Company’s ability to satisfy its obligations under the New Senior Credit Facility and increase its interest expense significantly. Therefore, the Company’s liquidity and access to capital resources could be further affected by increasing interest rates.

Future maturities of long-term obligations at June 30, 2005 are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2006	$1,525	$106	$1,631
2007	1,535	-	1,535
2008	13,875	1,471	15,346
2009	11,537	-	12,937
2010	2,840	-	1,440
	$31,312	$1,577	$32,889

6.	RELATED PARTY TRANSACTIONS

Subordinated Debt and Warrant Conversion

Harbourside Investments LLLP was a limited liability limited partnership of which several of the Company’s executive officers and directors were partners. Specifically, William G. Miller was the general partner of, and controlled, Harbourside. Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 16% of the Company’s outstanding common stock. Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, were all limited partners in Harbourside. In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside. These loans from Mr. Miller to the other executive officers were secured by pledges of their respective limited partnership interests to Mr. Miller.

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

On January 14, 2004, the Company entered into an exchange agreement with Harbourside (the “Exchange Agreement”). Under the Exchange Agreement, Harbourside converted approximately $3.2 million of the Company’s subordinated debt (30% of the total $6.1 million principal amount then held by Harbourside, plus approximately $1.3 million of accrued interest and fees thereon) into 548,738 shares of the Company’s common stock, exchanged warrants to purchase 82,382 shares of the Company’s common stock for 34,818 shares of the Company’s common stock, and retained the remaining 70% of the outstanding principal amount of the subordinated debt that it held under the Junior Credit Facility.

As partners of Harbourside, under the Exchange Agreement, each of Messrs. Miller, Badgley, Mish and Madonia indirectly received shares of common stock in exchange for the subordinated debt and warrants held by Harbourside, and as the general partner of Harbourside, Mr. Miller had sole voting power over the shares of common stock that Harbourside received in the exchange. This transaction was approved by a special committee of the Company’s Board of Directors, as well as the full Board of Directors with Messrs. Miller and Badgley abstaining due to their personal interest in the transaction. The transaction was subsequently approved by the Company’s shareholders at a meeting on February 12, 2004.

On May 31, 2005, Harbourside was dissolved, and it distributed all of its shares of the Company’s common stock to its partners. As partners of Harbourside, in the distribution Messrs. Miller and Badgley each received 109,899 shares of the Company’s common stock, Messrs. Mish and Madonia each received 21,980 shares of the Company’s common stock, and Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility.

Other than the transactions under the Exchange Agreement, the Company did not engage in any transactions with Harbourside. The Company paid Harbourside approximately $193,000 and $49,000 in interest expense on the subordinated holdings during the six months ended June 30, 2005 and 2004, respectively.

Other than the transactions relating to the subordinated debt and the warrants, which it purchased without the Company’s involvement, Contrarian has no relationship with the Company or Harbourside.

Credit Facilities

Former Senior Credit Facility. Simultaneously with entering into a forbearance agreement on October 31, 2003 with respect to the Company’s former senior credit facility, Mr. Miller made a $2.0 million loan to the Company as a part of the former senior credit facility. The loan to the Company and Mr. Miller’s participation in the former senior credit facility were effected by an amendment to the credit agreement and a participation agreement between Mr. Miller and the former senior credit facility lenders.

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the former senior credit facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan was subordinated to that of CIT. The Company paid Mr. Miller approximately $654,000 and $381,000 in interest expense related to his portion of the former senior credit facility during the six months ended June 30, 2005 and 2004, respectively.

In conjunction with Mr. Miller’s increased participation, the former senior credit facility was restructured and restated as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans. The senior lending group, consisting of CIT and Mr. Miller, earned fees of $850,000 in connection with the restructuring, including previously unpaid fees of $300,000 for the earlier forbearance agreement through December 31, 2003 and $550,000 for the restructuring of the loans described above. Of these fees, 37.5% ($318,750) were paid to Mr. Miller and the remainder ($531,250) were paid to CIT. In addition, the Company agreed to pay additional interest at a rate of 1.8% on Mr. Miller’s portion of the loan, which was in recognition of the fact that Mr. Miller’s rights to payments and collateral were subordinate to those of CIT. This transaction was approved by a special committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

New Senior Credit Facility. On June 17, 2005, the Company entered into the Senior Credit Agreement with Wachovia Bank, National Association, for the New Senior Credit Facility (as described in Note 5). Proceeds from the New Senior Credit Facility were used to repay CIT and Mr. Miller under the Company’s former senior credit facility, with CIT receiving $14.1 million and Mr. Miller receiving $12.0 million. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside was dissolved, and it distributed all of its shares of the Company’s common stock to its partners. In connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

7.          STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the grants in the first quarter of 2004: expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in the three months ended March 31, 2004 was approximately $1,242,000, which would be amortized as compensation expense over the vesting period of the options. No options were granted during the six months ended June 30, 2005.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$5,165	$1,753	$7,190	$2,365
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(145)	(168)	(166)
Net income available to common shareholders, pro forma	$5,081	$1,608	$7,022	$2,199
Income per common share:
Basic, as reported	$0.46	$0.16	$0.65	$0.22
Basic, pro forma	$0.45	$0.15	$0.63	$0.20
Diluted, as reported	$0.45	$0.16	$0.64	$0.22
Diluted, pro forma	$0.45	$0.15	$0.62	$0.20

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

9.          INCOME TAXES

The Company maintains a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations. The allowance reflects the Company’s recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in the valuation allowance. The balance of the valuation allowance was $16.2 million at June 30, 2005 and December 31, 2004, respectively.

10.          COMPREHENSIVE INCOME (LOSS)

The Company had comprehensive losses of $(662.0) million and $(287.0) million for the three months ended June 30, 2005 and 2004, respectively; and $(742.0) million and $(201.0) million for the six months ended June 30, 2005 and 2004, respectively.

11.          GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region for continuing operations were as follows (revenue is attributed to regions based on the locations of customer) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales:
North America	$74,277	$47,903	$134,382	$85,291
Foreign	18,661	11,745	35,452	20,516
	$92,938	$59,648	$169,834	$105,807

	June 30, 2005	December 31, 2004
Long Lived Assets:
North America	$27,025	$28,026
Foreign	2,463	2,607
	$29,488	$30,633

No single customer accounted for 10% or more of consolidated net sales for the three and six months ended June 30, 2005 and 2004.

12.          RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. In compliance with a Securities and Exchange Commission amendment to this statement, the Company will adopt the new accounting standard effective January 1, 2006. The Company will transition the new guidance using the modified prospective method. Applying the same assumptions used for the 2005 and 2004 pro forma disclosure in Note 7 of the Company’s financial statements, the Company estimates its pretax expense associated with its previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b)

of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company adopted this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Condition” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement is effective as of January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

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

During 2004 and the first six months of 2005, our revenues were positively affected by a general increase in demand for our products resulting from general economic improvements. In addition, we continued the manufacture of heavy-duty towing and recovery units for the Australian military as part of the largest single order for towing and recovery equipment in the Company’s history. The first units under this contract were delivered in late 2004, and the remaining units are scheduled for production and delivery through the third quarter of 2005. We also began a project with DataPath, Inc. to assist in the design and engineering of mobile communications trailers for military application. In March 2005, we entered into a new agreement with DataPath calling for us to manufacture and sell to them all of their requirements for this type of equipment during the five-year term of the agreement. As a result of these projects, as well as the general increase in demand for our products, we have a strong backlog that we expect to continue in the second half of 2005.

We have been and will continue to be affected by recent large increases in the prices that we pay for raw materials, particularly steel and components with high steel content. Like all manufactures, we have experienced shortages in the availability of steel. Steel costs represent a substantial part of our total costs of operations, and management expects steel prices to remain at historically high levels for the foreseeable future. Partially to offset these increases, we implemented a general price increase, as well as two steel surcharges in 2004 and early 2005. We also began to develop alternatives to the steel and steel components that we use in our production process, and have introduced several of these alternatives to our major component part suppliers. We continue to monitor steel prices and availability in order to more favorably position the Company in this dynamic market.

In June 2005, we entered into a new $27.0 million senior credit facility with Wachovia Bank, National Association. Proceeds from this new senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman and Co-Chief Executive Officer, under our former senior credit facility, and as a result, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt. The interest rates under the new senior credit facility reflect substantial reductions from the rates on our former senior credit facility. In addition, in June 2005, we amended our junior credit facility by adding an additional loan which increased our subordinated debt from $4.2 million to $10.0 million. The maturity date on the junior credit facility was extended to September 17, 2008, and the loans under the facility continue to bear interest at a rate equal to 9.0%. Mr. Miller, as successor to Harbourside Investments, LLLP (an entity that he controlled until its liquidation and distribution in May 2005) is now the sole lender under our amended junior credit facility.

At June 30, 2005, we continued to hold only miscellaneous assets in the RoadOne towing services segment and only one distributor location in our distribution group. As a result, management has renewed its focus on our core business - the manufacture of towing and recovery equipment.

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

In general, the customary operating liabilities of these disposed businesses were assumed by the new owners. Our subsidiaries that sold these businesses are nevertheless subject to some continuing liabilities with respect to their pre-sale operations, including, for example, liabilities related to litigation, certain trade payables, workers compensation and other insurance, surety bonds, and real estate, and Miller Industries, Inc. is subject to some of such continuing liabilities by virtue of certain direct parent guarantees. It is possible that our towing services segment will not have assets sufficient to satisfy these continuing liabilities. Except in the case of direct guarantees, these are not obligations of Miller Industries, Inc. and it would expect to take whatever steps it deems appropriate to protect itself from any such liabilities.

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

Valuation of long-lived assets and goodwill

Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available independent appraisals or sales price negotiations. The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions; and industry competition and general economic and business conditions among other factors. We believe that these estimates are reasonable; however, changes in any of these factors could affect these evaluations. Based on these estimations, we believe that our long-lived assets are appropriately valued.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinuing operations. The allowance reflects our recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances. The balance of the valuation allowance was $16.2 million at June 30, 2005 and December 31, 2004, respectively.

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

Results of Operations-Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Continuing Operations

Net sales of continuing operations for the three months ended June 30, 2005, increased 55.8% to $92.9 million from $59.6 million for the comparable period in 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, production and delivery of units under our contract with the Australian military and production of mobile communications trailers for DataPath. To a lesser extent, this increase also is attributable to price increases that we implemented during 2004.

Costs of continuing operations for the three months ended June 30, 2005, increased 55.9% to $79.5 million from $51.0 million for the comparable period in 2004. Costs of continuing operations increased slightly as a percentage of sales from 85.4% to 85.5%.

Selling, general, and administrative expenses for the three months ended June 30, 2005, increased to $6.2 million from $5.4 million for the three months ended June 30, 2004. As a percentage of sales, selling, general, and administrative expenses decreased to 6.6% for the three months ended June 30, 2005 from 9.0% for the three months ended June 30, 2004.

The provision for income taxes for continuing operations for the three months ended June 30, 2005 reflects the combined effective US federal, state and foreign tax rate of 14.8%. The provision for the three months ended June 30, 2004 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $6.5 million to $3.1 million for the three months ended June 30, 2005 from $9.6 million for the three months ended June 30, 2004. Revenues were negatively impacted by the disposition of seven distribution operations during 2004. There were no net sales for the towing and recovery services segment during the three months ended June 30, 2005 and 2004, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 92.5% for the three months ended June 30, 2005 compared to 91.0% for the three months ended June 30, 2004. There were no costs of sales for the towing services segment during the three months ended June 30, 2005 or 2004. As explained above, all towing services markets were sold by the end of calendar 2003.

Selling, general and administrative expenses as a percentage of sales was 8.6% for the distribution group and 0.0% for the towing services segment for the three months ended June 30, 2005 compared to 10.3% and 0.0%, respectively, for the three months ended June 30, 2004. Decreases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses as we continued to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $1.2 million for the three months ended June 30, 2005 from $1.4 million for the comparable year-ago period. Interest expense was $1.2 million for continuing operations and $0.0 million for discontinued operations for the three months ended June 30, 2005, compared to $1.2 million for continuing operations and $0.2 million for discontinued operations for the comparable prior year period.

Results of Operations-Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Continuing Operations

Net sales of continuing operations for the six months ended June 30, 2005, increased 60.5% to $169.8 million from $105.8 million for the comparable period in 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, production and delivery of units under our contract with the Australian military and production of mobile communications trailers for DataPath. To a lesser extent, this increase also is attributable to price increases that we implemented during 2004.

Costs of continuing operations for the six months ended June 30, 2005, increased 63.2% to $147.4 million from $90.3 million for the comparable period in 2004. Costs of continuing operations increased as a percentage of sales from 85.3% to 86.8%, which is attributed to higher material costs, particularly for steel and components with high steel content, and also due to product mix.

Selling, general, and administrative expenses for the six months ended June 30, 2005, increased to $11.7 million from $9.8 million for the six months ended June 30, 2004. As a percentage of sales, selling, general, and administrative expenses decreased to 6.9% for the six months ended June 30, 2005 from 9.3% for the six months ended June 30, 2004.

The provision for income taxes for continuing operations for the six months ended June 30, 2005 reflects the combined effective US federal, state and foreign tax rate of 13.6%. The provision for the six months ended June 30, 2004 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $19.1 million to $5.5 million for the six months ended June 30, 2005 from $24.6 million for the six months ended June 30, 2004. Revenues were negatively impacted by the disposition of seven distribution operations during 2004. There were no net sales for the towing and recovery services segment during the six months ended June 30, 2005 and 2004, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 90.1% for the six months ended June 30, 2005 compared to 92.5% for the six months ended June 30, 2004. There were no costs of sales for the towing services segment during the six months ended June 30, 2005 or 2004. As explained above, all towing services markets were sold by the end of calendar 2003.

Selling, general and administrative expenses as a percentage of sales was 11.7% for the distribution group and 0.0% for the towing services segment for the six months ended June 30, 2005 compared to 8.6% and 0.0%, respectively, for the six months ended June 30, 2004. Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $2.4 million for the six months ended June 30, 2005 from $2.7 million for the comparable year-ago period. Interest expense was $2.4 million for continuing operations and $0.0 million for discontinued operations for the six months ended June 30, 2005, compared to $2.3 million for continuing operations and $0.4 million for discontinued operations for the comparable prior year period.

Liquidity and Capital Resources

Cash provided by operating activities was $0.0 million for the six months ended June 30, 2005, compared to $5.1 million used in operating activities for the comparable period of 2004. The cash provided by operating activities for the six months ended June 30, 2005 was primarily due to increases in inventory and accounts receivable somewhat offset by increases in accounts payable and accrued liabilities.

Cash used in investing activities was $0.2 million for the six months ended June 30, 2005, compared to $2.7 million provided by investing activities for the comparable period in 2004. The cash used in investing activities was primarily due to purchase of fixed assets.

Cash provided by financing activities was $3.8 million for the six months ended June 30, 2005 compared to $0.8 million used in the comparable period in the prior year. The cash was provided by borrowing under our credit facility to fund working capital requirements.

Our primary capital requirements are for working capital, debt service, and capital expenditures. Since 1996, we have financed our operations and growth from internally generated funds, sale of equity and debt financing.

Credit Facilities and Other Obligations

New Senior Credit Facility

On June 17, 2005, we entered into a Credit Agreement with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility. Proceeds from this new senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman of the Board and Co-Chief Executive Officer, under our former senior credit facility. As a result, effective June 17, 2005, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt.

The new senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. In the absence of a default, all borrowings under the revolving credit facility bear interest at the LIBOR Market Index Rate (as defined in the Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement), and the term loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement). The revolving credit facility expires on June 15, 2008, and the term loan matures on June 15, 2010. The new senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

Junior Credit Facility

Our junior credit facility is, by its terms, expressly subordinated only to the new senior credit facility, and is secured by certain specified assets and by a second priority lien and security interest in substantially all of our other assets. The junior credit facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Junior Credit Facility has been amended several times, most recently on June 17, 2005.

During the second half of 2003, Contrarian Funds, LLC purchased all of the outstanding debt of the junior credit facility in a series of transactions. As part of its purchase, Contrarian also purchased warrants for shares of our common stock, which were subsequently exchanged for shares of our common stock. In November 2003, Harbourside Investments, LLLP purchased 44.286% of the subordinated debt and warrants from Contrarian. In February 2004, Contrarian and Harbourside converted approximately $7.0 million in debt under the junior credit facility into shares of our common stock. In May 2004 we completed the sale of 480,000 shares of our common stock at a price of $9.00 per share to a small group of unaffiliated private investors, and the proceeds of this sale, together with additional borrowings under our former senior credit facility, were used to retire the portion of the junior credit facility owed to Contrarian (approximately $5.4 million of principal and approximately $350,000 of accrued interest). On May 31, 2005, Harbourside was dissolved and distributed all of its shares of our common stock to its partners. As a result, William G. Miller, as successor lender agent to Harbourside, became the sole lender under the junior credit facility.

The June 17, 2005 amendment to the junior credit facility provided for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the junior credit facility was $10.0 million. The amendment also extended the maturity date of the junior credit facility to September 17, 2008, and amended certain terms of the junior credit agreement to, among other things, make certain of the representations and warranties, covenants and events of default more consistent with the representations and warranties, covenants and events of default in the Credit Agreement for our new senior credit facility. In the absence of a default, all of the term loans outstanding under the junior credit facility continue to bear interest at a rate of 9.0% per annum.

Former Senior Credit Facility

As amended, our former senior credit facility with CIT and Mr. Miller consisted of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provided for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne segment, respectively. Borrowing availability under the revolving portion of the former senior credit facility was based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation. Borrowings under the term loans were collateralized by substantially all of our domestic property, plants, and equipment. The former senior credit facility bore interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder. The former senior credit facility contained requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the former senior credit facility contained restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The former senior credit facility also contained requirements related to weekly and monthly collateral reporting.

Interest Rate Sensitivity

Because of the amount of obligations outstanding under the new senior credit facility and the connection of the interest rate under such facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have a significant effect on our ability to satisfy our obligations under this facility and increase our interest expense significantly. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2005. We also had approximately $1.3 million in non-cancellable operating lease obligations, $0.6 million of which relates to truck and building leases of discontinued operations at that date.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Friday, May 27, 2005, we held our annual meeting of shareholders. As of the record date for the annual meeting, April 22, 2005, there were 11,196,876 shares issued, outstanding and entitled to vote at the annual meeting of shareholders. Represented at the meeting in person or by proxy were 10,392,037 shares of common stock representing 92.8% of the shares of common stock outstanding as of April 22, 2005.

Below is a brief description of each matter voted on at the annual meeting, each more fully described in our definitive Proxy Statement, dated May 2, 2005:

(a)	Votes cast for or withheld regarding the election of five (5) directors for a term of one (1) year were as follows:

Name	For	Withheld
Jeffrey I. Badgley	9,638,303	753,734
A. Russell Chandler, III	9,638,303	753,734
Paul E. Drack	9,638,303	753,734
William G. Miller	9,638,303	753,734
Richard H. Roberts	9,638,303	753,734

(b)	Approved the 2005 Equity Incentive Plan by a vote of 5,234,555 FOR, 812,500 AGAINST, and 258,195 ABSENTIONS. There were 4,086,787 broker non-votes on this matter.

ITEM 5.   OTHER INFORMATION

On May 27, 2005, at our annual meeting, our shareholders approved our 2005 Equity Incentive Plan.

Administration

The 2005 Plan will be administered by the Compensation Committee of our Board of Directors, or such other committee consisting of two or more members as may be appointed by the Board of Directors (the “Committee”), each of whom must be a non-employee director within the meaning of Rule 16b-3 and an outside director under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Committee may delegate to one or more persons the authority to grant awards to individuals who are not named executive officers.

Awards

Under the 2005 Plan, participants may be granted stock options (qualified and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. In addition, subject to certain limitations, the maximum number of shares subject to options and stock appreciation rights that, in the aggregate, may be granted pursuant to awards in any one calendar year to any one participant is 250,000 shares, and the maximum number of shares of restricted stock and restricted stock units, and performance shares or units that may be granted, in the aggregate, pursuant to awards in any one calendar year to any one participant is 250,000 shares. The Committee will determine the individuals to whom awards will be granted, the number of shares subject to an award, and the other terms and conditions of an award.

Shares Available for Issuance

The total number of shares available for grant under the 2005 Plan is 1,100,000 shares, plus the number of shares subject to outstanding grants under our 1994 Stock Option Plan on the effective date of the 2005 Plan, which expire, are forfeited or otherwise terminate without delivery of shares. However, no grants may be made if after giving effect to the grant, the number of shares subject to outstanding grants under the 2005 Plan and the 1994 Plan will exceed 15.0% of the aggregate number of shares issued and outstanding, or a total of 1,800,000 shares. The shares to be delivered under the 2005 Plan will be made available from authorized but unissued shares of our common stock, from treasury shares, or from shares purchased in the open market or otherwise.

Shares awarded or subject to purchase under the 2005 Plan or the 1994 Plan that are not delivered or purchased, or revert to us as a result of forfeiture or termination, expiration or cancellation of an award, will be available for issuance under the 2005 Plan.

The foregoing summary of the 2005 Equity Incentive Plan is qualified in its entirety by reference to the full text of the Plan, which is filed as an appendix to the definitive Proxy Statement for our annual meeting, dated May 2, 2005.

ITEM 6.   EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission in August 1994)
10.1	2005 Equity Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A, filed with the Commission on May 2, 2005)
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish Executive Vice President and Chief Financial Officer

Date: August 9, 2005