Form 10-Q
period 2005-09-30
MILLER INDUSTRIES INC /TN/
filed 2005-11-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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

☒      Yes          ☐          No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒      Yes          ☐          No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2005 was 11,276,382.

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$7,703	$2,812
Accounts receivable, net of allowance for doubtful accounts of $1,631 and $1,116 at September 30, 2005 and December 31, 2004, respectively	63,749	49,336
Inventories, net	36,902	34,994
Prepaid expenses and other	1,693	1,525
Current assets of discontinued operations held for sale	4,353	5,728
Total current assets	114,400	94,395
PROPERTY, PLANT, AND EQUIPMENT, net	17,410	18,762
GOODWILL, net	11,619	11,619
OTHER ASSETS	1,601	1,918
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	663	1,128
	$145,693	$127,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,618	$2,052
Accounts payable	44,516	36,224
Accrued liabilities and other	7,820	5,736
Current liabilities of discontinued operations held for sale	7,551	10,405
Total current liabilities	61,505	54,417
LONG-TERM OBLIGATIONS, less current portion	24,772	24,345
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	336	2,275
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value: 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value: 100,000,000 shares authorized, 11,266,556 and 11,182,606 outstanding at September 30, 2005 and December 31, 2004, respectively	113	112
Additional paid-in capital	157,762	157,202
Accumulated deficit	(99,856)	(112,468)
Accumulated other comprehensive income	1,061	1,939
Total shareholders’ equity	59,080	46,785
	$145,693	$127,822

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$89,480	$63,300	$259,314	$169,107

COSTS AND EXPENSES:
Costs of Operations	76,051	55,435	223,426	145,758
Selling, general and administrative expenses	6,214	4,491	17,895	14,319
Interest expense, net	853	1,148	3,216	3,426
Total costs and expenses	83,118	61,074	244,537	163,503
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,362	2,226	14,777	5,604
INCOME TAX PROVISION	910	233	2,055	437
INCOME FROM CONTINUING OPERATIONS	5,452	1,993	12,722	5,167
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	(30)	(331)	(110)	(1,140)
Income tax provision	-	140	-	140
Loss from discontinued operations	(30)	(471)	(110)	(1,280)
NET INCOME	$5,422	$1,522	$12,612	$3,887
BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.49	$0.18	$1.14	$0.47
Loss from discontinued operations	-	(0.04)	(0.01)	(0.12)
Basic income per common share	$0.49	$0.14	$1.13	$0.35
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.47	$0.18	$1.11	$0.47
Loss from discontinued operations	-	(0.04)	(0.01)	(0.12)
Diluted income per common share	$0.47	$0.14	$1.10	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,234	11,179	11,209	10,920
Diluted	11,505	11,304	11,447	11,032

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$12,612	$3,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	110	1,280
Depreciation and amortization	2,322	2,467
Amortization of deferred financing costs	293	476
Provision for doubtful accounts	480	456
Issuance of non-employee director shares	75	328
Loss on disposal of property, plant and equipment	-	18
Deferred income tax provision	(49)	-
Other	-	4
Changes in operating assets and liabilities:
Accounts receivable	(15,092)	(10,342)
Inventories	(2,722)	(6,086)
Prepaid expenses and other	(133)	(357)
Other assets	-	(690)
Accounts payable	8,794	357
Accrued liabilities and other	2,177	1,339
Net cash provided by (used in) operating activities from continuing operations	8,867	(6,863)
Net cash used in operating activities from discontinued operations	(1,523)	(1,306)
Net cash provided by (used in) operating activities	7,344	(8,169)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(831)	(267)
Proceeds from sale of property, plant and equipment	-	14
Payments received on notes receivables	164	84
Net cash used in investing activities from continuing operations	(667)	(169)
Net cash provided by investing activities from discontinued operations	123	4,262
Net cash (used in) provided by investing activities	(544)	4,093
FINANCING ACTIVITIES
Net borrowings under senior credit facility	17,127	2,236
Borrowing under subordinated credit facility	5,707	-
Net payments under former credit facility	(21,401)
Payments on long-term obligations	(1,558)	(1,825)
Additions to deferred financing costs	(386)	(437)
Termination of interest rate swap	57	72
Proceeds from issuance of common stock	-	4,320
Proceeds from the exercise of stock options	486	19
Net cash provided by financing activities from continuing operations	32	4,385
Net cash used in financing activities from discontinued operations	(2,140)	(5,258)
Net cash used in financing activities	(2,108)	(873)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(277)	(209)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	4,415	(5,158)
CASH AND TEMPORARY INVESTMENTS, beginning of period	2,812	5,240
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	574	2,154
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	98	473
CASH AND TEMPORARY INVESTMENTS, end of period	$7,703	$1,763
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt conversion	$-	$7,540
Cash payments for interest	$3,032	$3,090
Cash payments for income taxes	$568	$652

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities in the towing and recovery equipment segment is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

2.    DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The Company disposed of substantially all of the assets of its towing services segment in 2003, and as of September 30, 2005 there are miscellaneous assets remaining from previous towing services market sales. The Company sold all but one distributor location by the end of 2004, and as of September 30, 2005, the Company is in negotiations to sell the remaining location.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at September 30, 2005 and December 31, 2004. The statements of operations and related financial statement disclosures for all prior periods have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt based on collateralized assets, as defined.

It now appears that RoadOne, Inc. does not have assets sufficient to satisfy all of its continuing liabilities. As a result, during October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. Although Miller Industries, Inc. is the largest creditor of RoadOne, Inc., the filing is not expected to have a material adverse effect on the consolidated financial position or results of operations of Miller Industries. At this time, management is not able to predict whether or not any liabilities of discontinued operations currently reflected in the consolidated financial statements of Miller Industries will be eliminated as a result of this case.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and nine months ended September 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$3,238	$-	$3,238	$8,228	$-	$8,228
Operating loss	$(30)	$-	$(30)	$(197)	$(9)	$(206)
Loss from discontinued operations	$(30)	$-	$(30)	$(352)	$(119)	$(471)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$8,744	$-	$8,744	$32,876	$-	$32,876
Operating income (loss)	$(130)	$16	$(114)	$(459)	$(122)	$(581)
Loss from discontinued operations	$(110)	$-	$(110)	$(1,033)	$(247)	$(1,280)

The following assets and liabilities are reclassified as held for sale at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005			December 31, 2004
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$79	$19	$98	$574	$-	$574
Accounts receivable, net	1,200	401	1,601	1,444	492	1,936
Inventories	2,603	-	2,603	3,144	-	3,144
Prepaid expenses and other current assets	51	-	51	74	-	74
Current assets of discontinued operations held for sale	$3,933	$420	$4,353	$5,236	$492	$5,728
Property, plant and equipment	$16	$647	$663	$16	$1,112	$1,128
Noncurrent assets of discontinued operations held for sale	$16	$647	$663	$16	$1,112	$1,128
Current portion of long-term debt	$35	$-	$35	$223	$442	$665
Other current liabilities	1,333	6,183	7,516	2,569	7,171	9,740
Current liabilities of discontinued operations held for sale	$1,368	$6,183	$7,551	$2,792	$7,613	$10,405
Long-term debt	$336	$-	$336	$2,275	$-	$2,275
Noncurrent liabilities of discontinued operations held for sale	$336	$-	$336	$2,275	$-	$2,275

3.    BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted income (loss) per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 271,000 and 125,000 potential dilutive common shares for the three months ended September 30, 2005 and 2004, respectively and 238,000 and 112,000 potential dilutive common shares for the nine months ended September 30, 2005 and 2004, respectively.

4.    INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Chassis	$2,824	$2,556
Raw Materials	17,548	15,667
Work in process	9,333	10,338
Finished goods	7,197	6,433
	$36,902	$34,994

5.    LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following for continuing operations at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Outstanding borrowings under new Senior Secured Credit Facility	$14,279	$-
Outstanding borrowings under former Senior Secured Credit Facility	-	19,987
Outstanding borrowings under Junior Secured Credit Facility	10,000	4,211
Mortgage, equipment and other notes payable	2,111	2,199
	26,390	26,397
Less current portion	(1,618)	(2,052)
	$24,772	$24,345

The September 30, 2005 and December 31, 2004 figures do not include $0.4 million and $2.9 million, respectively, outstanding under the Company’s senior credit facilities relating to discontinued operations. Obligations under the Company’s senior credit facilities are allocated to discontinued operations based on collateralized assets, as defined. Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

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

Junior Credit Facility. The Company’s junior credit facility (the “Junior Credit Facility”) is, by its terms, expressly subordinated only to the New Senior Credit Facility, and is secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. As described in further detail below and in Note 6, the Junior Credit Facility has been amended several times, most recently on June 17, 2005.

During the second half of 2003, Contrarian Funds, LLC (“Contrarian”) purchased all of the outstanding debt of the Junior Credit Facility in a series of transactions. As part of its purchase, Contrarian also purchased warrants for shares of the Company’s common stock, which were subsequently exchanged for shares of the Company’s common stock. In November 2003, Harbourside Investments, LLLP (“Harbourside”) purchased 44.286% of the subordinated debt and warrants from Contrarian. In February 2004, Contrarian and Harbourside converted approximately $7.0 million in debt under the Junior Credit Facility into common stock of the Company. In May 2004, the Company completed the sale of 480,000 shares of its common stock at a price of $9.00 per share to a small group of unaffiliated private investors, and the proceeds of this sale, together with additional borrowings under the Company’s former senior credit facility, were used to retire the portion of the Junior Credit Facility owed to Contrarian (approximately $5.4 million of principal and approximately $350,000 of accrued interest). On May 31, 2005, Harbourside was dissolved and distributed all of its shares of the Company’s common stock to its partners. As a result, William G. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility.

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

Former Senior Credit Facility. As amended, the Company’s former senior credit facility with CIT and Mr. Miller consisted of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provided for separate and distinct loan commitment levels for the Company’s towing and recovery equipment segment and RoadOne towing services segment, respectively. Borrowing availability under the revolving portion of the former senior credit facility was based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility), subject to a maximum borrowing limitation. Borrowings under the term loans were collateralized by substantially all of the Company’s domestic property, plants, and equipment. The former senior credit facility bore interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder. The former senior credit facility contained requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the former senior credit facility contained restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The former senior credit facility also contained requirements related to weekly and monthly collateral reporting.

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

Future maturities of long-term obligations at September 30, 2005 are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2006	$1,618	$35	$1,653
2007	1,581	-	1,581
2008	9,198	336	9,534
2009	11,537	-	11,537
2010	2,456	-	2,456
	$26,390	$371	$26,761

6.    RELATED PARTY TRANSACTIONS

Subordinated Debt and Warrant Conversion

Harbourside Investments, LLLP was a limited liability limited partnership of which several of the Company’s executive officers and directors were partners. Specifically, William G. Miller was the general partner of, and controlled, Harbourside. Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 16% of the Company’s outstanding common stock. Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, were all limited partners in Harbourside. In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside. These loans from Mr. Miller to the other executive officers were secured by pledges of their respective limited partnership interests to Mr. Miller.

On November 24, 2003, Harbourside purchased from Contrarian 44.286% of (i) the Company’s subordinated debt under its Junior Credit Facility and (ii) warrants to purchase 186,028 shares of the Company’s common stock held by Contrarian. Contrarian had previously purchased all of the Company’s outstanding subordinated debt in a series of transactions during the second half of 2003. As a result of this transaction, Harbourside acquired (x) approximately $6.1 million of the outstanding principal of subordinated debt plus accrued interest and fees attributable to this outstanding principal and (y) warrants to purchase an aggregate of 82,382 shares of the Company’s common stock, consisting of warrants to purchase up to 20,998 shares at an exercise price of $3.48 and 61,384 shares at an exercise price of $3.27. Contrarian retained the remaining principal outstanding under the Junior Credit Facility, which was approximately $7.7 million, plus related interest and fees thereon of approximately $1.7 million, and the remaining warrants to purchase 103,646 shares of common stock.

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

Other than the transactions under the Exchange Agreement, the Company did not engage in any transactions with Harbourside. The Company paid Harbourside approximately $211,000 and $178,000 in interest expense on the subordinated holdings during the nine months ended September 30, 2005 and 2004, respectively.

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

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the former senior credit facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan was subordinated to that of CIT. The Company paid Mr. Miller approximately $664,000 and $667,000 in interest expense related to his portion of the former senior credit facility during the nine months ended September 30, 2005 and 2004, respectively.

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

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside was dissolved, and it distributed all of its shares of the Company’s common stock to its partners. In connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. The Company paid Mr. Miller approximately $188,000 in interest on the new junior debt for the quarter and nine months ended September 30, 2005.  Additionally, approximately $75,000 is included in accrued liabilities for unpaid interest on this new junior debt at September 30, 2005.

7.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the grants in the first quarter of 2004: expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected lives of 5.5 years. Using these assumptions, the fair value of options granted in March 2004 was approximately $1,242,000, which would be amortized as compensation expense over the vesting period of the options. No options were granted during the nine months ended September 30, 2005. During the nine months ended September 30, 2005 and 2004, options were exercised on a total of 79,163 and 6,750 shares of our common stock, respectively.

Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$5,422	$1,522	$12,612	$3,887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(149)	(252)	(315)
Net income available to common shareholders, pro forma	$5,338	$1,373	$12,360	$3,572
Income per common share:
Basic, as reported	$0.49	$0.14	$1.13	$0.35
Basic, pro forma	$0.48	$0.12	$1.10	$0.32
Diluted, as reported	$0.47	$0.14	$1.10	$0.35
Diluted, pro forma	$0.46	$0.12	$1.08	$0.32

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

9.    INCOME TAXES

The Company maintains a full valuation allowance against its net deferred tax asset from continuing and discontinued operations. The allowance reflects the Company’s recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in the valuation allowance. The balance of the valuation allowance was $12.3 and $16.2 million at September 30, 2005 and December 31, 2004, respectively.

10.    COMPREHENSIVE INCOME (LOSS)

The Company had comprehensive income (loss) of $(0.1) million and $(0.0) million for the three months ended September 30, 2005 and 2004, respectively; and $(0.9) million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

11.    GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region for continuing operations were as follows (revenue is attributed to regions based on the locations of customer) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales:
North America	$71,335	$51,830	$205,717	$136,642
Foreign	18,145	11,470	53,597	32,465
	$89,480	$63,300	$259,314	$169,107

	September 30, 2005	December 31, 2004
Long Lived Assets:
North America	$29,176	$28,026
Foreign	2,469	2,607
	$31,645	$30,633

No single customer accounted for 10% or more of consolidated net sales for the three and nine months ended September 30, 2005 and 2004.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. The adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company adopted this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement is effective as of January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

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

During 2004 and the first nine months of 2005, our revenues were positively affected by a general increase in demand for our products resulting from general economic improvements. In addition, we continued the manufacture of heavy-duty towing and recovery units for the Australian military as part of the largest single order for towing and recovery equipment in the Company’s history. The first units under this contract were delivered in late 2004, and the remaining units were produced and delivered by the end of the third quarter of 2005. We also began a project with DataPath, Inc. to assist in the design and engineering of mobile communications trailers for military application. In March 2005, we entered into a new agreement with DataPath calling for us to manufacture and sell to them all of their requirements for this type of equipment during the five-year term of the agreement. As a result of these projects, as well as the general increase in demand for our products, we have a strong backlog that we expect to continue through the remainder of the year.

We have been and will continue to be affected by recent large increases in the prices that we pay for raw materials, particularly steel and components with high steel content. Like all manufactures, we have experienced shortages in the availability of steel. Steel costs represent a substantial part of our total costs of operations, and management expects steel prices to remain at historically high levels for the foreseeable future. As we determined necessary, we implemented price increases to offset these steel surcharges. We also began to develop alternatives to the steel and steel components that we use in our production process. We have shared several of these alternatives with our major component part suppliers, some of whom have begun to implement them in the production of our component parts. We continue to monitor steel prices and availability in order to more favorably position the Company in this dynamic market.

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

At September 30, 2005, we continued to hold only miscellaneous assets in the RoadOne towing services segment and only one distributor location in our distribution group. Management continues its renewed focus on our core business - the manufacture of towing and recovery equipment.

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

Discontinued Operations

During 2002, management and the board of directors made the decision to divest of our towing services segment, as well as the operations of the distribution group of our towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and the assets are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements. The statements of operations and related financial statement disclosures for all prior periods have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations, as restated, unless otherwise noted.

In general, the customary operating liabilities of these disposed businesses were assumed by the new owners. Our subsidiaries that sold these businesses are nevertheless subject to some continuing liabilities with respect to their pre-sale operations, including, for example, liabilities related to litigation, certain trade payables, workers compensation and other insurance, surety bonds, and real estate. Except in the case of direct guarantees, these are not obligations of Miller Industries, Inc. and Miller Industries, Inc. would expect to take whatever steps it deems appropriate to protect itself from any such liabilities.

It now appears that RoadOne, Inc. does not have assets sufficient to satisfy all of its continuing liabilities. As a result, during October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. Although Miller Industries, Inc. is the largest creditor of RoadOne, Inc., the filing is not expected to have a material adverse effect on the consolidated financial position or results of operations of Miller Industries. At this time, management is not able to predict whether or not any liabilities of discontinued operations currently reflected in the consolidated financial statements of Miller Industries will be eliminated as a result of this case.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinued operations. The allowance reflects our recognition that continuing tax losses from operations and certain liquidity matters indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances. The balance of the valuation allowance was $12.3 and $16.2 million at September 30, 2005 and December 31, 2004, respectively.

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

Results of Operations-Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Continuing Operations

Net sales of continuing operations for the three months ended September 30, 2005, increased 41.3% to $89.5 million from $63.3 million for the comparable period in 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, production and delivery of units under our contract with the Australian military and production of mobile communications trailers for DataPath. To a lesser extent, this increase also is attributable to price increases that we implemented during 2004 and 2005.

Costs of sales of continuing operations for the three months ended September 30, 2005, increased 37.4% to $76.1 million from $55.4 million for the comparable period in 2004. Costs of continuing operations decreased as a percentage of sales, due to improvements in manufacturing efficiencies, from 87.6% to 84.9%.

Selling, general, and administrative expenses for the three months ended September 30, 2005, increased to $6.2 million from $4.5 million for the three months ended September 30, 2004. As a percentage of sales, selling, general, and administrative expenses decreased slightly to 6.9% for the three months ended September 30, 2005 from 7.1% for the three months ended September 30, 2004.

The provision for income taxes for continuing operations for the three months ended September 30, 2005 reflects the combined effective US federal, state and foreign tax rate of 14.3%. The provision for the three months ended September 30, 2004 reflects a lower effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $5.0 million to $3.2 million for the three months ended September 30, 2005 from $8.2 million for the three months ended September 30, 2004. Revenues were negatively impacted by the disposition of seven distribution operations during 2004. There were no net sales for the towing and recovery services segment during the three months ended September 30, 2005 and 2004, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 91.5% for the three months ended September 30, 2005 compared to 93.8% for the three months ended September 30, 2004. There were no costs of sales for the towing services segment during the three months ended September 30, 2005 or 2004. As explained above, all towing services markets were sold by the end of calendar 2003.

Selling, general and administrative expenses as a percentage of sales were 9.3% for the distribution group and 0.0% for the towing services segment for the three months ended September 30, 2005 compared to 8.6% and 0.0%, respectively, for the three months ended September 30, 2004. The increase in the percentage of sales for the distribution group was primarily the result of certain administrative expenses spread over a smaller revenue base as we continue to sell distributor locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $0.9 million for the three months ended September 30, 2005 from $1.3 million for the comparable year-ago period. Interest expense was $0.9 million for continuing operations and $0.0 million for discontinued operations for the three months ended September 30, 2005, compared to $1.2 million for continuing operations and $0.1 million for discontinued operations for the comparable prior year period. Decreases in interest expense were due to lower interest rates on the new senior credit facility, as well as overall decreases in debt levels.

Results of Operations-Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Continuing Operations

Net sales of continuing operations for the nine months ended September 30, 2005, increased 53.3% to $259.3 million from $169.1 million for the comparable period in 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, production and delivery of units under our contract with the Australian military and production of mobile communications trailers for DataPath. To a lesser extent, this increase also is attributable to price increases that we implemented during 2004 and 2005.

Costs of sales of continuing operations for the nine months ended September 30, 2005, increased 53.2% to $223.4 million from $145.8 million for the comparable period in 2004. Costs of continuing operations remained constant as a percentage of sales at 86.2% for both periods.

Selling, general, and administrative expenses for the nine months ended September 30, 2005, increased to $17.9 million from $14.3 million for the nine months ended September 30, 2004. As a percentage of sales, selling, general, and administrative expenses decreased to 6.9% for the nine months ended September 30, 2005 from 8.5% for the nine months ended September 30, 2004 due to the fixed nature of certain of these expenses spread over the higher sales volume.

The provision for income taxes for continuing operations for the nine months ended September 30, 2005 reflects the combined effective US federal, state and foreign tax rate of 13.9%. The provision for the nine months ended September 30, 2004 reflects a lower effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $24.2 million to $8.7 million for the nine months ended September 30, 2005 from $32.9 million for the nine months ended September 30, 2004. Revenues were negatively impacted by the disposition of seven distribution operations during 2004. There were no net sales for the towing and recovery services segment during the nine months ended September 30, 2005 and 2004, as a result of all remaining towing services markets being sold by the end of calendar 2003.

Costs of sales as a percentage of net sales for the distribution group was 90.6% for the nine months ended September 30, 2005 compared to 92.8% for the nine months ended September 30, 2004. There were no costs of sales for the towing services segment during the nine months ended September 30, 2005 or 2004. As explained above, all towing services markets were sold by the end of calendar 2003.

Selling, general and administrative expenses as a percentage of sales was 10.8% for the distribution group and 0.0% for the towing services segment for the nine months ended September 30, 2005 compared to 8.6% and 0.0%, respectively, for the nine months ended September 30, 2004. The increase in the percentage of sales for the distribution group was primarily the result of certain administrative expenses spread over a smaller revenue base, as we continue to sell distribution locations.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $3.2 million for the nine months ended September 30, 2005 from $4.0 million for the comparable year-ago period. Interest expense was $3.2 million for continuing operations and $0.0 million for discontinued operations for the nine months ended September 30, 2005, compared to $3.5 million for continuing operations and $0.5 million for discontinued operations for the comparable prior year period. Decreases in interest expense were due to lower interest rates on the new senior credit facility, as well as overall decreases in debt levels.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $7.8 million, exclusive of unused availability under our credit facilities. Our primary cash requirements include working capital, interest and principal payments on indebtedness under our credit facilities and capital expenditures. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2005 and borrowings from unused availability under our credit facilities. Over the past year, we generally have used available cash flow, and the proceeds from a private placement of 480,000 shares of our common stock completed in May 2004, to reduce the outstanding balance on our credit facilities and to pay down other long-term debt and capital lease obligations. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products. We anticipate capital expenditures of from $5 million to $7 million for plant expansion and equipment modernization during 2006.

Cash provided by operating activities was $7.3 million for the nine months ended September 30, 2005, compared to $8.2 million used in operating activities for the comparable period of 2004. The cash provided by operating activities for the nine months ended September 30, 2005 was primarily due to the earnings during the period offset by changes in working capital.

Cash used in investing activities was $0.5 million for the nine months ended September 30, 2005, compared to $4.1 million provided by investing activities for the comparable period in 2004. The cash used in investing activities in 2005 was primarily due to purchases of fixed assets, and the cash provied by investing activities in 2004 was primarily the result of sales of the assets of discontinued operations.

Cash used in financing activities was $2.1 million for the nine months ended September 30, 2005 compared to $0.9 million used in the comparable period in the prior year. The cash was used to repay borrowings under our credit facility and other long-term obligations.

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

Junior Credit Facility

Our junior credit facility is, by its terms, expressly subordinated only to the new senior credit facility, and is secured by a second priority lien and security interest in substantially all of our other assets. The junior credit facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The Junior Credit Facility has been amended several times, most recently on June 17, 2005.

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

Former Senior Credit Facility

As amended, our former senior credit facility with CIT and Mr. Miller consisted of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provided for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne towing services segment, respectively. Borrowing availability under the revolving portion of the former senior credit facility was based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation. Borrowings under the term loans were collateralized by substantially all of our domestic property, plants, and equipment. The former senior credit facility bore interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder. The former senior credit facility contained requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the former senior credit facility contained restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The former senior credit facility also contained requirements related to weekly and monthly collateral reporting.

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

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2005. We also had approximately $2.1 million in non-cancellable operating lease obligations, $0.6 million of which relates to building leases of discontinued operations at that date.

Forward-Looking Statements

Certain statements in this Form 10-Q, including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on our management’s belief as well as assumptions made by, and information currently available to, our management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the need to service our high level of indebtedness; the wind down of operations of our RoadOne towing services segment; our dependence on outside suppliers of raw materials and recent increases in the cost of steel and other raw materials; general economic conditions and the economic health of our customers; those risks referenced herein and those risks discussed in our other filings with the SEC, including those risks discussed under the caption "Certain Factors Affecting Forward-Looking Statements" in our Form 10-K for fiscal 2004, which discussion is incorporated herein by this reference.  Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Date: November 8, 2005