Form 10-K
period 2005-12-31
MILLER INDUSTRIES INC /TN/
filed 2006-03-14
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File No.	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

(423) 238-4171
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐     Yes     ☒      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐     Yes     ☒      No

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
☐     Yes     ☒      No.

The aggregate market value of the voting stock for non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $118,903,729 (based on 9,231,656 shares held by non-affiliates at $12.88 per share, the last sale price on the NYSE on June 30, 2005).

At March 10, 2006 there were 11,306,878 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 based on our management’s belief as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the factors set forth below under the caption “Risk Factors” and those otherwise described from time to time in our Securities and Exchange Commission reports filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. We frequently purchase the truck chassis for resale to our customers.  Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 70-ton lifting capacities. Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim and the Middle East. Additionally, as a result of our ownership of Jige in France and Boniface in the United Kingdom, we have substantial distribution capabilities in Europe. While most of our distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of our independent distributors sell our products on an exclusive basis. In addition to selling our products to towing operators, our independent distributors provide parts and service. We also utilize sales representatives to exclusively market our products and provide expertise and sales assistance to our independent distributors. Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

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

Transport Trailers. Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles. These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies, and other similar applications. These trailers are easy to load with 6 to 7 vehicles, and with the optional cab rack, can haul up to 8 vehicles. The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport. In recent years, professional towing operators have added auto transport trailers to their fleets to add to their towing capabilities. Also, we have begun to design, engineer and manufacture special-use transport and trailer products to be used primarily in military applications.

Brand Names

We manufacture and market our wreckers, car carriers and trailers under ten separate brand names. Although certain brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

Century®. The Century brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from 8-ton light duty to 70-ton heavy duty models, and car carriers in lengths from 17½ to 30 feet. Management believes that the Century brand has a reputation as the industry’s leading product innovator.

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

Holmes®. Our Holmes product line includes mid-priced wreckers with 8 to 16 ton capacities and car carriers in 17½ to 21 foot lengths. The Holmes wrecker was first produced in 1916. Historically, the Holmes name has been the most well-recognized and leading industry brand both domestically and internationally.

Champion®. The Champion brand, which was introduced in 1991, includes car carriers which range in length from 17½ to 21 feet. The Champion product line, which is generally lower-priced, allows us to offer a full line of car carriers at various competitive price points. In 1993, the Champion line was expanded to include a line of economy tow trucks with integrated boom and underlift.

Chevron™. Our Chevron product line is comprised primarily of premium car carriers. Chevron produces a range of premium single-car, multi-car and industrial carriers, light duty wreckers and other towing and recovery equipment. The Chevron line is operated autonomously with its own independent distribution network.

Eagle®. Our Eagle products consist of light duty wreckers with the “Eagle Claw” hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The “Eagle Claw” hook-up system, which was patented in 1984, was originally developed for the repossession market. Since acquiring Eagle, we have upgraded the quality and features of the Eagle product line and expanded its recovery capability.

Titan®. Our Titan product line is comprised of premium multi-vehicle transport trailers which can transport up to 8 vehicles depending on configuration.

Jige™. Our Jige product line is comprised of a broad line of light and heavy duty wreckers and car carriers marketed primarily in Europe. Jige is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities, as well as large wreckers.

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

Sales, Distribution and Marketing of Towing and Recovery Equipment

Independent Distributors and Sales

Management categorizes the towing and recovery market into three general product types: light duty wreckers; heavy duty wreckers; and car carriers. The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, municipal and federal governmental agencies, and repair shop or salvage company owners. The heavy duty market includes professional wrecker operators serving the needs of commercial vehicle operators. The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities. Management estimates that there are approximately 30,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

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

We have developed a diverse network of independent distributors, consisting of approximately 120 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. In 2005, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors. To increase exposure to our products, we also have served as the official recovery team for many automobile racing events, including Daytona, Talladega, Richmond, Chicago, Kansas, California, Michigan and Darlington NASCAR races, Rolex Daytona 24 Hour Race, the Brickyard, and the Indy 500 races, among others.

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

Disposition of Company-Owned Distributors

During 2002, our board of directors and management made the decision to sell our distribution group, and by the end of 2005, we had sold all of our towing and recovery distributor locations. All assets, liabilities and results of operations of the distribution group are now presented separately as discontinued operations and all prior period financial information is presented to conform to this treatment.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, is not an appropriate indicator of our future operating performance. Certain purchase orders are subject to cancellation by the customer upon notification. Given our production and delivery schedules management believes that the current average backlog represents less than three months of production.

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

Towing Services - RoadOne

In February 1997, we formed RoadOne, Inc. to build a national towing services network. However, in October 2002, we made the decision to sell our towing services operations. As of December 31, 2003, all of the towing services operations had either been sold or closed, and as of December 31, 2005 there were only miscellaneous assets remaining from previous towing services market sales.

In accordance with SFAS No. 144, we began reporting the entire towing services segment as discontinued operations as of the beginning of the fourth quarter of 2002. The results of operations and loss on disposal associated with certain towing service operations which were sold in June 2003 have been reclassified from discontinued to continuing operations given our significant continuing involvement in the operations of the disposal components via a consulting agreement and our ongoing interest in the cash flows of the operations of the disposal components via a long-term license agreement. Accordingly, the depreciation of fixed assets ceased on October 1, 2002. As of such date, all assets, liabilities, and results of operations are separately presented as discontinued operations and all prior period financial information is presented to conform with this treatment.

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. Although Miller Industries, Inc. is the largest creditor of RoadOne, Inc., the filing is not expected to have a material adverse effect on the consolidated financial position or results of operations of Miller Industries. At this time, our management is not able to predict whether or not any liabilities of discontinued operations currently reflected in the consolidated financial statements of Miller Industries will be eliminated as a result of this case.

Employees

We employed approximately 900 people as of December 31, 2005. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms in 1982 is considered one of the most innovative developments in the wrecker industry in the last 25 years. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. Patents for this technology were granted to one of our operating subsidiaries, some of which have expired, and the remainder of which expire over the next few years. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. Management believes that, until these patents expire, utilization of such devices without a license is an infringement of such patents. We have successfully litigated infringement lawsuits in which the validity of our patents on this technology was upheld, and successfully settled other lawsuits. We also hold a number of other utility and design patents covering other products, the Vulcan “scoop” wheel-retainer and the car carrier anti-tilt device. We have also obtained the rights to use and develop certain technologies owned or patented by others. Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all tow truck and car carrier manufacturers.

Our trademarks “Century,” “Holmes,” “Champion,” “Challenger,” “Formula I,” “Eagle Claw Self-Loading Wheellift,” “Pro Star,” “Street Runner,” “Vulcan,” “Right Approach” and “Extreme Angle,” among others, are registered with the United States Patent and Trademark Office. Management believes that our trademarks are well recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

Name	Age	Position
William G. Miller	59	Chairman of the Board and Co-Chief Executive Officer
Jeffrey I. Badgley	53	President and Co-Chief Executive Officer
Frank Madonia	57	Executive Vice President, Secretary and General Counsel
J. Vincent Mish	55	Executive Vice President, Chief Financial Officer and President of Financial Services Group

William G. Miller has served as Chairman of the Board since April 1994 and our Co-Chief Executive Officer since October 2003. From January 2002 to August 2002, Mr. Miller served as the Chief Executive Officer of Team Sports Entertainment, Inc. Mr. Miller served as our Chief Executive Officer from April 1994 until June 1997. In June 1997, he was named Co-Chief Executive Officer, a title he shared with Jeffrey I. Badgley until November 1997. Mr. Miller also served as our President from April 1994 to June 1996. He served as Chairman of Miller Group, Inc., from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc. and The Signal Companies, Inc.

Jeffrey I. Badgley has served as our Co-Chief Executive Officer with William G. Miller since October 2003, as our President since June 1996 and as a director since January 1996. Mr. Badgley served as our Chief Executive Officer from November 1997 to October 2003. In June 1997, he was named our Co-Chief Executive Officer, a title he shared with Mr. Miller until November 1997. Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997. In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996. Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment, Inc. from 1988 to 1996. He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation, from 1982 until joining Miller Industries Towing Equipment Inc.

Frank Madonia has served as our Executive Vice President, Secretary and General Counsel since September 1998. From April 1994 to September 1998 Mr. Madonia served as our Vice President, General Counsel and Secretary. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment, Inc. since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc., and The Signal Companies, Inc.

J. Vincent Mish is a certified public accountant and has served as our Chief Financial Officer and Treasurer since June 1999, a position he also held from April 1994 through September 1996. In December 2002, Mr. Mish was appointed as our Executive Vice President. He also has served as President of the Financial Services Group since September 1996 and as a Vice President of Miller Industries since April 1994. Mr. Mish served as Vice President and Treasurer of Miller Industries Towing Equipment, Inc. since its acquisition by Miller Group in 1990. From February 1987 through April 1994, Mr. Mish served as Vice President and Treasurer of Flow Measurement. Mr. Mish worked with Touche Ross & Company (now Deloitte and Touche) for over ten years before serving as Treasurer and Chief Financial Officer of DNE Corporation from 1982 to 1987. Mr. Mish is a member of the American Institute of Certified Public Accountants and the Tennessee and Michigan Certified Public Accountant societies.

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

ITEM 1A.    RISK FACTORS

There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired. We encourage you to read this section carefully.

Our business is subject to the cyclical nature of our industry, general economic conditions and weather. Adverse changes with respect to any of these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates, fuel costs, insurance costs, and economic conditions in general. Accordingly, a downturn in the economy could have a material adverse effect on our operations, as was the case during the recent general economic downturn. The industry also is influenced by consumer confidence and general credit availability, and by weather conditions, none of which is within our control.

Our dependence upon outside suppliers for our raw materials, including aluminum and steel, and other purchased component parts, leaves us subject to price increases and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and although we believe that these suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Shipment delays, unexpected price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. For example, recent increases in demand for aluminum and steel, as well as disruptions in the supply of raw materials, has resulted in substantially higher prices for aluminum, steel and related raw materials. Partially to offset these increases, we have, from time to time, implemented general price increases and cost surcharges. While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so. Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are frequently supplied by us, or are purchased separately by our distributors or by towing operators. Although we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

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

In recent years, our customers have experienced substantial increases in fuel and other transportation costs. There can be no assurance that fuel and transportation costs will not continue to increase for our customers in the future. Additionally, our customers have, from time to time, experienced reduced availability of credit, which negatively affects their ability to, and capacity for, purchasing equipment. These increases in fuel and transportation costs, and these reductions in the availability of credit, have had, and may continue to have, a negative effect on our customers, and a material effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

A significant portion of our net sales and production in 2005 were outside the United States, primarily in Europe. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including British pounds and the Euro. We are subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

The proposed expansion of our Ooltewah, Tennessee and Hermitage, Pennsylvania manufacturing facilities could adversely affect production at those facilities.

We recently determined to expand our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania as a result of the recent increases in demand for our products. Although we have implemented a plan to minimize the impact of these expansion activities on our current production, construction delays and related problems could arise as a result of our expansion efforts. Construction or other related problems at these facilities could result in manufacturing delays, and could otherwise adversely affect our ability to operate these facilities at full manufacturing capacity.

The need to service our indebtedness may affect the growth and profitability of our business.

As of January 31, 2006 our debt included approximately $6.3 million under our new senior credit facility and $10.0 million under our junior credit facility. Although these debt levels reflect a significant decrease over prior periods, a substantial portion of our cash flow from operations has been and will continue to be dedicated to service our debt. Using cash in this manner may affect our ability to grow our business and to take advantage of opportunities for growth. In addition, this substantial indebtedness may make us more vulnerable to general adverse economic and industry conditions.

The requirements and restrictions imposed by our credit facilities restrict our ability to operate our business, and failure to comply with these requirements and restrictions could adversely affect our business.

The terms of our new senior credit facility and our amended junior credit facility restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our or their assets. Our credit facilities also require us to meet certain financial tests, and to comply with certain other reporting, affirmative and negative covenants.

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

Because of the amount of obligations outstanding under our credit facilities and the connection of the interest rate under each facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have a significant effect on our ability to satisfy our obligations under the credit facilities and increase our interest expense significantly. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

We depend upon skilled labor to manufacture our products. If we experience problems hiring and retaining skilled labor, our business may be negatively affected.

The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions. Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities. In addition, in connection with a representation petition filed by the United Auto Workers Union with the National Labor Relations Board, a vote was held on union representation for employees at our Ooltewah, Tennessee manufacturing plant in 2002. These employees voted against joining the United Auto Workers Union, but the vote was subsequently overturned by the National Labor Relations Board. Thereafter, a new vote was scheduled for February 2005, but this vote was cancelled at the request of the United Auto Workers Union. While our employees are not currently members of a union, there can be no assurance that the employees at our Ooltewah manufacturing plant, or any other of our employees, may not choose to become unionized in the future.

If our common stock was delisted from the New York Stock Exchange the market for our common stock may be substantially less active and it may impair the ability of our shareholders to buy and sell our common stock.

In June 2003, we received notification from the New York Stock Exchange that we were not in compliance with the NYSE’s continued listing standards because we did not have sufficient shareholders’ equity or an adequate 30-day average market capitalization. In response, we implemented a plan for regaining compliance with the continued listing standards. In December 2004, the NYSE notified us that, as a result of our compliance plan, we had regained compliance with the NYSE’s continued listing standards and had been approved as a “company in good standing” with the NYSE.

As a condition to the NYSE’s approval, we were subject to a 12-month follow-up period with the NYSE to ensure continued compliance with the continued listing standards, and continue to be subject to the NYSE’s routine monitoring procedures. If we are unable to comply with the NYSE’s continued listing standards, our common stock could be delisted from the New York Stock Exchange. If our common stock is delisted, it is likely that the trading market for our common stock would be substantially less active, and the ability of our shareholders to buy and sell shares of our common stock would be materially impaired. In addition, the delisting of our common stock could adversely affect our ability to enter into future equity financing transactions.

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

In October 2005, our subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. At this time, management is not able to predict whether or not any liabilities of discontinued operations currently reflected in our consolidated financial statements will be eliminated.

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

We are subject to various claims, including product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings incidental to our business. We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience. A successful product liability or other claim brought against us in excess of our insurance coverage, or the inability of us to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business, operating results and financial condition.

Our stock price may fluctuate greatly as a result of the general volatility of the stock market.

From time to time, there may be significant volatility in the market price for our common stock. Our quarterly operating results, changes in earnings estimated by analysts, changes in general conditions in our industry or the economy or the financial markets or other developments affecting us could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Our Chairman and Co-Chief Executive Officer owns a substantial interest in our common stock. He may vote his shares in ways with which you disagree.

William G. Miller, our chairman, beneficially owns approximately 14.5% of the outstanding shares of common stock. Accordingly, Mr. Miller has the ability to exert significant influence over our business affairs, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

Our charter and bylaws contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future or may negatively affect our stock price.

Our charter and bylaws contain restrictions that may discourage other persons from attempting to acquire control of us, including, without limitation, prohibitions on shareholder action by written consent and advance notice requirements regarding amendments to certain provisions of our charter and bylaws. In addition, our charter authorizes the issuance of up to 5,000,000 shares of preferred stock. The rights and preferences for any series of preferred stock may be set by the board of directors, in its sole discretion and without shareholder approval, and the rights and preferences of any such preferred stock may be superior to those of common stock and thus may adversely affect the rights of holders of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in (1) Ooltewah, Tennessee, (2) Hermitage, Pennsylvania, (3) Mercer, Pennsylvania, and (4) Greeneville, Tennessee. The Ooltewah plant, containing approximately 242,000 square feet, produces light and heavy duty wreckers and trailers; the Hermitage plant, containing approximately 95,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 112,000 square feet, produces car carriers, heavy duty wreckers and trailers.

We also have manufacturing operations at two facilities located in the Lorraine region of France, which have, in the aggregate, approximately 180,000 square feet, and manufacturing operations in Norfolk, England, with approximately 40,000 square feet.

In light of recent overall increases in demand for our products, we determined to expand our existing manufacturing facilities. Accordingly, in 2006 we plan to expand our Ooltewah, Tennessee and Hermitage, Pennsylvania manufacturing facilities to allow us to continue to meet anticipated demand for our products.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2004
First Quarter	$10.80	$7.20
Second Quarter	10.85	8.20
Third Quarter	10.21	8.55
Fourth Quarter	11.48	8.90
Year Ended December 31, 2005
First Quarter	$13.80	$11.14
Second Quarter	13.02	9.90
Third Quarter	22.59	12.30
Fourth Quarter	21.50	16.35
Year Ending December 31, 2006
First Quarter (through March 10, 2006)	$25.84	$19.72

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2005 was 1,736 and 10,000, respectively.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the three month period ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and April 30, 2001 and the eight months ended December 31, 2001 from our audited consolidated financial statements and related notes. You should read this data together with Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

	Years Ended December 31,				Eight Months Ended December 31,	Year Ended April 30,
	2005	2004	2003	2002	2001	2001
	(In thousands except per share data)
Statements of Income Data (1):
Net Sales:
Towing and recovery equipment	$351,884	$236,308	$192,043	$203,059	$142,445	$212,885
Towing services	-	-	13,953	28,444	19,892	31,992
	351,884	236,308	205,996	231,503	162,337	244,877
Costs and expenses:
Costs of operations:
Towing and recovery equipment	301,943	205,021	168,390	174,516	122,753	181,517
Towing services	-	-	10,618	22,539	15,250	23,321
	301,943	205,021	179,008	197,055	138,003	204,838
Selling, general, and administrative expenses	24,293	18,904	17,411	19,540	14,353	23,925
Special charges (2)	-	-	682	-	6,376	-
Interest expense, net	4,012	4,657	5,609	4,617	1,055	2,137
Total costs and expenses	330,248	228,582	202,710	221,212	159,787	230,900
Income from continuing operations before income taxes	21,636	7,726	3,286	10,291	2,550	13,977
Income tax provision	2,936	740	1,216	7,208	2,522	4,777
Income from continuing operations	18,700	6,986	2,070	3,083	28	9,200
Discontinued operations:
Loss from discontinued operations, before income taxes	(114)	(1,371)	(17,260)	(29,697)	(22,296)	(23,585)
Income tax provision (benefit)	-	140	(1,037)	(2,732)	(681)	(7,951)
Loss from discontinued operations, net of taxes	(114)	(1,511)	(16,223)	(26,965)	(21,615)	(15,634)
Net income (loss) before cumulative effect of change in accounting principle	18,586	5,475	(14,153)	(23,882)	(21,587)	(6,434)
Cumulative effect of change in accounting principle	-	-	-	(21,812)	-	-
Net income (loss)	$18,586	$5,475	$(14,153)	$(45,694)	$(21,587)	$(6,434)
Basic net income (loss) per common share(3):
Income from continuing operations	$1.67	$0.64	$0.22	$0.34	$-	$0.98
Loss from discontinued operations	(0.01)	(0.14)	(1.74)	(2.89)	(2.31)	(1.67)
Cumulative effect of change in accounting principle	-	-	-	(2.34)	-	-
Basic income (loss)	$1.66	$0.50	$(1.52)	$(4.89)	$(2.31)	$(0.69)
Diluted net income (loss) per common share(3):
Income from continuing operations	$1.63	$0.64	$0.22	$0.34	$-	$0.98
Loss from discontinued operations	(0.01)	(0.14)	(1.74)	(2.89)	(2.31)	(1.67)
Cumulative effect of change in accounting principle	-	-	-	(2.34)	-	-
Diluted income (loss)	$1.62	$0.50	$(1.52)	$(4.89)	$(2.31)	$(0.69)
Weighted average shares outstanding:
Basic	11,226	10,860	9,342	9,341	9,341	9,341
Diluted	11,474	10,982	9,342	9,341	9,341	9,341

	December 31,				December 31,	April 30,
	2005	2004	2003	2002	2001	2001
	(In thousands except per share data)
Balance Sheet Data (at period end):
Working capital (deficit)	$50,406	$39,978	$31,136	$(10,174)	$87,601	$91,314
Total assets	144,570	127,822	131,818	162,177	252,963	281,287
Long-term obligations, less current portion	16,803	24,345	29,927	1,214	91,562	99,121
Common shareholders' equity	64,755	46,785	27,997	39,697	84,843	106,533

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

(2)
Special charges and other net operating expenses include a loss on the sale of operations of $682 for the year ended December 31, 2003, and asset impairment charges for continuing operations of $6,376 for the eight months ended December 31, 2001. We recorded asset impairments and special charges for discontinued operations of $4,905 and $11,828 for the years ended December 31, 2003 and 2002, and $10,716 for the eight months ended December 31, 2001. Special charges and asset impairments related to discontinued operations are included in Loss from Discontinued Operations.

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, the cost of raw materials (including aluminum and steel) and general economic conditions.

During 2005, our revenues were positively affected by a general increase in demand for our products resulting from general economic improvements. In addition, we continued the manufacture of heavy-duty towing and recovery units for several military and governmental orders for towing and recovery equipment. We also began a project with DataPath, Inc. to assist in the design and engineering of mobile communications trailers for military application. In March 2005, we entered into a new agreement with DataPath calling for us to manufacture and sell to them all of their requirements for this type of equipment during the five-year term of the agreement. As a result of these projects, as well as the general increase in demand for our products, we have a strong backlog that we expect to continue into 2006.

We have been and will continue to be affected by recent large increases in the prices that we pay for raw materials, particularly aluminum, steel and related raw materials. Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future. As we determined necessary, we implemented price increases to offset these higher costs. We also began to develop alternatives to the components used in our production process that incorporate these raw materials. We have shared several of these alternatives with our major component part suppliers, some of whom have begun to implement them in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

In June 2005, we entered into a new $27.0 million senior credit facility with Wachovia Bank, National Association. Proceeds from this new senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman and Co-Chief Executive Officer, under our former senior credit facility, and as a result, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt. The interest rates under the new senior credit facility reflect substantial reductions from the rates on our former senior credit facility. At December 31, 2005, the balance under our new senior credit facility was $6.3 million, consisting entirely of the term loan portion of this facility. This lower level of indebtedness represents a significant decrease in our overall indebtedness from prior periods. In June 2005, we also amended our junior credit facility by adding an additional loan which increased our subordinated debt from $4.2 million to $10.0 million. The maturity date on the junior credit facility was extended to September 17, 2008, and the loans under the facility continue to bear interest at a rate equal to 9.0%. Mr. Miller, as successor to Harbourside Investments, LLLP (an entity that he controlled until its liquidation and distribution in May 2005) is now the sole lender under our amended junior credit facility.

Compliance with New York Stock Exchange Continued Listing Standards

In June 2003, we received notification from the New York Stock Exchange that we were not in compliance with the NYSE’s continued listing standards because we did not have sufficient shareholders’ equity or an adequate 30-day average market capitalization. In response, we implemented a plan for regaining compliance with the continued listing standards. In December 2004, the NYSE notified us that, as a result of our compliance plan, we had regained compliance with the NYSE’s continued listing standards and had been approved as a “company in good standing” with the NYSE. As a condition to the NYSE’s approval, we completed a 12-month follow-up period with the NYSE to ensure continued compliance with the continued listing standards, and we continue to be subject to the NYSE’s routine monitoring procedures.

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

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. Although Miller Industries, Inc. is the largest creditor of RoadOne, Inc., the filing is not expected to have a material adverse effect on our consolidated financial position or results of operations. At this time, management is not able to predict whether or not any liabilities of discontinued operations currently reflected in our consolidated financial statements will be eliminated.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinued operations. The allowance reflects our recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances. The balance of the valuation allowance was $8.8 million and $16.2 million at December 31, 2005 and 2004, respectively.

Revenues

Under our accounting policies, sales are recorded when equipment is shipped or risk of ownership is transferred to independent distributors or other customers. While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

Seasonality

We have experienced some seasonality in net sales due in part to decisions by purchasers of towing and recovery equipment to defer purchases near the end of the chassis model year. Our net sales have historically been seasonally impacted due in part to weather conditions.

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. The gains or losses resulting from such translations are included in shareholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in shareholders’ equity as the amounts are considered to be of a long-term investment nature.

Results of Operations

The following table sets forth, for the years indicated, the components of the consolidated statements of operations expressed as a percentage of net sales.

	2005	2004	2003
Continuing Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	85.8%	86.8%	86.9%
Selling, general and administrative	6.9%	8.0%	8.5%
Special charges	0.0%	0.0%	0.3%
Interest expense, net	1.1%	2.0%	2.7%
Total costs and expenses	93.8%	96.8%	98.4%
Income before income taxes	6.2%	3.2%	1.6%

Discontinued Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	90.3%	92.5%	90.3%
Selling, general and administrative	10.9%	9.5%	13.8%
Special charges	0.0%	0.0%	11.3%
Interest expense, net	0.0%	1.6%	7.0%
Total costs and expenses	101.2%	103.6%	122.4%
Loss before income taxes	(1.2)%	(3.6)%	(22.4)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Continuing Operations

Net sales from continuing operations were $351.9 million for the year ended December 31, 2005 compared to $236.3 million for the year ended December 31, 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, production and delivery of units under contract with the Australian military and production of mobile communication trailers for DataPath. To a lesser extent, this increase is also attributable to price increases that we implemented throughout 2004 and 2005.

Costs of operations as a percentage of net sales decreased to 85.8% for the year ended December 31, 2005 from 86.8% for the year ended December 31, 2004 due to increases in productivity as demand for our products increased.

Selling, general, and administrative expenses decreased as a percentage of net sales from 8.0% for the year ended December 31, 2004 to 6.9% for the year ended December 31, 2005, due to the fixed nature of certain of these expenses spread over the higher sales volume.

The effective rate for the provision for income taxes for continuing operations was 13.6% for the year ended December 31, 2005 compared to 9.6% for the year ended December 31, 2004. The increase in the effective tax rate primarily reflects additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group decreased to $11.5 million for the year ended December 31, 2005 compared to $37.8 million for the year ended December 31, 2004. Revenues were negatively impacted by the disposal of all distributor locations by the end of 2005. The towing services segment had no net sales during the years ended December 31, 2005 and 2004, because all towing services operations were sold during 2003.

Cost of sales as a percentage of net sales for the distribution group was 90.3% for the year ended December 31, 2005 compared to 92.5% for the year ended December 31, 2004. There were no costs of sales for the towing services segment during the years ended December 31, 2005 and 2004. As explained above, we sold all our remaining towing services markets by the end of calendar 2003.

Selling, general, and administrative expenses as a percentage of sales was 10.9% for the distribution group and 0.0% for the towing services segment for the year ended December 31, 2005 compared to 9.3% and 0.0%, respectively for the year ended December 31, 2004. Increases in the percentage of sales for the distribution group were primarily the result of lower administrative expenses spread over a smaller revenue base, as we continued to sell the remaining distribution location.

The effective rate for the provision for income taxes for discontinued operations was 0.0% for the year ended December 31, 2005, compared to 10.2% for the year ended December 31, 2004.

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $4.0 million for the year ended December 31, 2005 from $5.3 million for the comparable year-ago period. Interest expense was $4.0 million for continuing operations and $0.0 million for discontinued operations for the year ended December 31, 2005, compared to $4.7 million for continuing operations and $0.6 million for discontinued operations for the year ended December 31, 2004. Decreases in interest expense were due to overall decreases in debt levels, as well as lower interest rates on our new senior credit facility.

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

Towing services revenues and cost of operations reflect the sale of the final towing services operations in 2003. These operations have been reclassified from discontinued operations to continuing operations based on certain on-going cash flows via a long-term licensing agreement.

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

Interest Expense

Our total interest expense for continuing and discontinued operations decreased to $5.3 million for the year ended December 31, 2004 from $11.0 million for the comparable year-ago period. Interest expense was $4.7 million for continuing operations and $0.6 million for discontinued operations for the year ended December 31, 2004, compared to $5.6 million for continuing operations and $5.4 million for discontinued operations for the year ended December 31, 2003. Interest expense for the year ended December 31, 2003 includes commitment fees charged in conjunction with the maturing of our junior credit facility in July 2003 and the write-off of unamortized loan costs from our senior credit facility.

Liquidity And Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $6.1 million, exclusive of unused availability under our credit facilities. Our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our credit facilities. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2005 and borrowings from unused availability under our credit facilities. We expect these sources to be sufficient to satisfy our cash needs during 2006.

We recently determined to expand our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania as a result of the recent increases in demand for our products. The cost of these projects is anticipated to be approximately $10 million. We expect to fund these projects from cash flows and unused availability under our senior credit facility.

Over the past year, we generally have used available cash flow to reduce the outstanding balance on our credit facilities and to pay down other long-term debt and capital lease obligations. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products.

Cash provided by operating activities was $13.4 million for the year ended December 31, 2005 compared to $5.7 million used in operating activities for the year ended December 31, 2004 and $13.4 million provided by operating activities for the year ended December 31, 2003. The cash provided by operating activities for the year ended December 31, 2005 reflects increases in profitability partially offset by increases in accounts receivable and inventory directly related to our revenue increases and increases in accounts payable and accruals to support increased productivity.

Cash provided by investing activities was $0.2 million for the year ended December 31, 2005, compared to $3.9 million for the year ended December 31, 2004 and $8.9 million for the year ended December 31, 2003. The cash provided by investing activities for the year ended December 31, 2005 was primarily from proceeds for the sale of distribution operations.

Cash used in financing activities was $10.2 million for the year ended December 31, 2005, compared to $2.5 million for the year ended December 31, 2004, and $20.3 million for the year ended December 31, 2003. The cash used in financing activities in the year ended December 31, 2005 paid down our credit facilities and repaid other outstanding long-term debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations for our continuing operations as of December 31, 2005.

	Payment Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Outstanding Borrowings Under New Senior Credit Facility	$6,300	$1,400	$2,800	$2,100	$-
Outstanding Borrowings Under Junior Credit Facility	10,000	-	10,000	-	-
Mortgage Notes Payable	1,901	76	163	1,662	-
Equipment Notes Payable (Capital Lease Obligations)	187	109	69	9	-
Other Notes Payable	10	10	-	-	-
Operating Lease Obligations	1,800	827	780	172	21
Purchase Obligations (1)	24,169	24,169	-	-	-
Total	$44,367	$26,591	$13,812	$3,943	$21
____________________

(1)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

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

The new senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. In the absence of a default, all new borrowings under the revolving credit facility bear interest at the LIBOR Market Index Rate (as defined in the new Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the new Credit Agreement), and the term loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment based upon the Consolidated Leverage Ratio. The revolving credit facility expires on June 15, 2008, and the term loan matures on June 15, 2010. The new senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

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

Former Senior Credit Facility

Our former senior credit facility with CIT and Mr. Miller, which was terminated in June 2005, consisted of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. The revolving credit facility provided for separate and distinct loan commitment levels for our towing and recovery equipment segment and RoadOne towing services segment, respectively. Borrowing availability under the revolving portion of the former senior credit facility was based on a percentage of eligible inventory and accounts receivable (determined on eligibility criteria set forth in the credit facility) and subject to a maximum borrowing limitation. Borrowings under the term loans were collateralized by substantially all of our domestic property, plants, and equipment. The former senior credit facility bore interest at the prime rate (as defined) plus 2.75%, subject to the rights of the senior lender agent or a majority of the lenders to charge a default rate equal to the prime rate (as defined) plus 4.75% during the continuance of any event of default thereunder. The former senior credit facility contained requirements relating to maintaining minimum excess availability at all times and minimum monthly levels of earnings before income taxes and depreciation and amortization (as defined) based on the most recently ended trailing three month period. In addition, the former senior credit facility contained restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. The former senior credit facility also contained requirements related to weekly and monthly collateral reporting.

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

Outstanding Borrowings

Outstanding borrowings under the senior and junior credit facilities as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Senior Credit Facility
Revolving Credit Facility	$-	$7,322
Term Loan	6,300	15,163
Total	6,300	22,485
Junior Credit Facility	10,000	4,211
Total Outstanding Borrowings	$16,300	$26,696

The substantial reductions in our overall indebtedness reflected above were primarily due to our improved operating cash flow resulting from increased sales levels and overall profitability.

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at December 31, 2005. We also had approximately $1.9 million in non-cancellable operating lease obligations for continuing and discontinued operations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs beginning in January 2006. The adoption of this statement will not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. We previously reported that we would adopt SFAS No. 123R effective July 1, 2005. In April 2005, the Securities and Exchange Commission deferred the required adoption date of SFAS No. 123R to the beginning of the first quarter of 2006, at which time we will adopt this statement. We will transition the new guidance using the modified prospective method. Applying the same assumptions used for the 2005 and 2004 pro forma disclosure in Note 2 of our financial statements, we estimate our pretax expense associated with previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS No. 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. As we are currently utilizing net operating loss carryover to reduce taxable income, no benefit for the domestic manufacturing deduction has been provided in our financial statements.

Effective July 1, 2005, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and correction of errors made after January 1, 2006.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment under those criteria, we concluded that, as of December 31, 2005, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who also audited our consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, which attestation report appears herein.

March 10, 2006

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Miller Industries, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Miller Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Miller Industries, Inc. and subsidiaries and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 10, 2006

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

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by Joseph Decosimo and Company, PLLC, our principal accountants during the last three fiscal years, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
3.1	Charter, as amended, of the Registrant	-	10-K	December 31, 2001	3.1
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.2	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11
10.3	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.4	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.5	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.6	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1
10.7	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2
10.8	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4
10.9	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5
10.10	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.11	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.12	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37
10.13	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38
10.14	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39
10.15	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40
10.16	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10
10.17	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998	-	Form 10-K	April 30, 1998	10.37
10.18	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998	-	Form 10-K	April 30, 1998	10.38

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.19	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998	-	Form 10-K	April 30, 1998	10.39
10.20	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10
10.21	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1
10.22	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3
10.23	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4
10.24	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6
10.25	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001	-	Form 10-K	April 30, 2001	10.6
10.26	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.61
10.27	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.62
10.28	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.7
10.29	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.71
10.30	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.72
10.31	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.73
10.32	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.74
10.33	Warrant Agreement dated July 23, 2001	-	Form 10-K	April 30, 2001	10.75

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.34	Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.8
10.35	Second Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.81
10.36	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	December 31, 2001	10.82
10.37	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.	-	Form 10-K	December 31, 2001	10.83
10.38	Third Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated September 13, 2002	-	Form 10-K	December 31, 2002	10.84
10.39	Fourth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated November 14, 2002	-	Form 10-Q/A	September 30, 2002	10.1
10.40	Fifth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2003	-	Form 10-K	December 31, 2002	10.86
10.41	Sixth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated April 1, 2003	-	Form 10-K	December 31, 2002	10.87
10.42	Seventh Amendment to Credit Agreement entered into by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc., and Bank of America, N.A. dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.1
10.43	Forbearance Agreement by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc. and Bank of American, N.A. dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.2

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.44	Participation Agreement by and among the Company and its Subsidiaries, CIT Group/Business Credit and Bank of America, N.A. and William G. Miller dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.3
10.45	Eighth Amendment to the Credit Agreement by and among the Registrant, CIT Group, Inc. and Bank of America, N.A., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.1
10.46	Ninth Amendment to the Credit Agreement by and between the Registrant and CIT Group, Inc., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.2
10.47	Modification of First Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and among CIT Group, Inc., Bank of America, N.A., and Contrarian Funds, LLC dated December 24, 2003	-	Form 8-K	January 20, 2004	10.3
10.48	Second Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and between CIT Group, Inc. and Contrarian Funds, LLC, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.4
10.49	Amended and Restated Participation Agreement by and among the Registrant, CIT and William G. Miller, dated December 24, 2003	-	Form 8-K	January 20, 200	10.5
10.50	Amendment No. 3 to Amended and Restated Credit Agreement by and among the Registrant, Contrarian Funds, LLC and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.6
10.51	Exchange Agreement by and between the Registrant and Contrarian Funds, LLC, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.7
10.52	Exchange Agreement by and between the Registrant and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.8
10.53	Registration Rights Agreement by and among the Registrant, Harbourside Investments, LLLP and Contrarian Funds, LLC, dated January 20, 2004	-	Form 8-K	January 20, 2004	10.9
10.54	Consent and Tenth Amendment to Credit Agreement by and between the Registrant and The CIT Group/Business Credit, Inc., dated November 22, 2004	-	Form 10-K	December 31, 2004	10.100
10.55	Amendment No. 4 to Amended and Restated Credit Agreement by and among the Registrant, Miller Industries Towing Equipment, Inc., Harbourside Investments, LLLP and certain guarantors set forth on the signature pages thereto, dated November 5, 2004	-	Form 10-K	December 31, 2004	10.101

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.56	Non-Employee Director Stock Plan**	-	Schedule 14A	January 23, 2004	Annex A
10.57	Miller Industries, Inc. 2005 Equity Incentive Plan**	-	Schedule 14A	May 2, 2005	Annex B
10.58	Credit Agreement, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	-	Form 8-K	June 17, 2005	10.1
10.59	Term Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	-	Form 8-K	June 17, 2005	10.2
10.60	Revolving Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	-	Form 8-K	June 17, 2005	10.3
10.61	Intercreditor Agreement, dated June 17, 2005, among Wachovia Bank, NA, and William G. Miller	-	Form 8-K	June 17, 2005	10.4
10.62	Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	-	Form 8-K	June 17, 2005	10.5
10.63	Subsidiary Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the subsidiaries of the Registrant named therein	-	Form 8-K	June 17, 2005	10.6
10.64	Pledge Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	-	Form 8-K	June 17, 2005	10.7
10.65	Amendment No. 5 to Amended and Restated Credit Agreement, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	-	Form 8-K	June 17, 2005	10.8
10.66	Promissory Note, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	-	Form 8-K	June 17, 2005	10.9
21	Subsidiaries of the Registrant*
23.1	Consent of Joseph Decosimo and Company, PLLC*
24	Power of Attorney (see signature page)*
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
____________________
* Filed herewith.

** Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

(c)	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Miller Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Miller Industries, Inc. and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Miller Industries, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 10, 2006

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(In thousands, except share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$6,147	$2,812
Accounts receivable, net of allowance for doubtful accounts of $1,834 and $1,116, at December 31, 2005 and 2004, respectively	65,792	49,336
Inventories, net	38,318	34,994
Prepaid expenses and other	739	1,525
Current assets of discontinued operations held for sale	2,422	5,728
Total current assets	113,418	94,395
PROPERTY, PLANT, AND EQUIPMENT, net	17,443	18,762
GOODWILL	11,619	11,619
OTHER ASSETS	1,443	1,918
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	647	1,128
	$144,570	$127,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,595	$2,052
Accounts payable	45,352	36,224
Accrued liabilities and other	9,821	5,736
Current liabilities of discontinued operations held for sale	6,244	10,405
Total current liabilities	63,012	54,417

LONG-TERM OBLIGATIONS, less current portion	16,803	24,345
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	-	2,275
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,297,474 and 11,182,606, outstanding at December 31, 2005 and 2004, respectively	113	112
Additional paid-in capital	157,996	157,202
Accumulated deficit	(93,882)	(112,468)
Accumulated other comprehensive income	528	1,939
Total shareholders’ equity	64,755	46,785
	$144,570	$127,822

The accompanying notes are an integral part of these consolidated balance sheets.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands, except per share data)

	2005	2004	2003
NET SALES
Towing and recovery equipment	$351,884	$236,308	$192,043
Towing services	-	-	13,953
	351,884	236,308	205,996
COSTS AND EXPENSES
Costs of operations:
Towing and recovery equipment	301,943	205,021	168,390
Towing services	-	-	10,618
	301,943	205,021	179,008

Selling, general, and administrative expenses	24,293	18,904	17,411
Loss on sale of business	-	-	682
Interest expense, net	4,012	4,657	5,609

Total costs and expenses	330,248	228,582	202,710

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,636	7,726	3,286
INCOME TAX PROVISION	2,936	740	1,216

INCOME FROM CONTINUING OPERATIONS	18,700	6,986	2,070

DISCONTINUED OPERATIONS
Loss from discontinued operations, before taxes	(114)	(1,371)	(17,260)
Income tax provision (benefit)	-	140	(1,037)
Loss from discontinued operations, net of taxes	(114)	(1,511)	(16,223)

NET INCOME (LOSS)	$18,586	$5,475	$(14,153)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$1.67	$0.64	$0.22
Loss from discontinued operations	(0.01)	(0.14)	(1.74)
Basic income (loss)	$1.66	$0.50	$(1.52)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$1.63	$0.64	$0.22
Loss from discontinued operations	(0.01)	(0.14)	(1.74)
Diluted income (loss)	$1.62	$0.50	$(1.52)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,226	10,860	9,342
Diluted	11,474	10,982	9,342

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2002	$93	$145,088	$(103,790)	$(1,694)	$39,697
Net loss	0	0	(14,153)	0	(14,153)
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	2,356	2,356
Unrealized gain on financial instruments	0	0	0	95	95
Comprehensive loss	0	0	(14,153)	2,451	(11,702)
Exercise of stock options	0	2	0	0	2
BALANCE, December 31, 2003	93	145,090	(117,943)	757	27,997
Net income	0	0	5,475	0	5,475
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	1,085	1,085
Unrealized gain on financial instruments	0	0	0	97	97
Comprehensive income	0	0	5,475	1,182	6,657
Issuance of common stock for conversion and exchange of subordinated debt and warrants (1,317,700)	13	7,527	0	0	7,540
Issuance of common stock to unaffiliated private investors (480,000)	5	4,230	0	0	4,235
Issuance of common stock to non-employee directors (33,966)	1	328	0	0	329
Exercise of stock options	0	27	0	0	27
BALANCE, December 31, 2004	112	157,202	(112,468)	1,939	46,785
Net income	0	0	18,586	0	18,586
Other comprehensive, net of tax:
Foreign currency translation adjustments	0	0	0	(1,468)	(1,468)
Unrealized gain on financial instruments	0	0	0	57	57
Comprehensive income	0	0	18,586	(1,411)	17,175
Issuance of common stock to non-employee directors (6,672)	0	75	0	0	75
Exercise of stock options (108,296)	1	719	0	0	720
BALANCE, December 31, 2005	$113	$157,996	$(93,882)	$528	$64,755

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$18,586	$5,475	$(14,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	114	1,511	16,223
Depreciation and amortization	2,900	3,232	3,715
Amortization of deferred financing costs	340	798	4,627
Provision for doubtful accounts	827	567	492
Issuance of non-employee director shares	75	329	-
Loss on disposition of business	-	-	682
Loss on disposals of property, plant, and equipment	-	10	54
Changes in operating assets and liabilities:
Accounts receivable	(17,667)	(11,199)	7,393
Inventories	(4,579)	(7,288)	2,200
Prepaid expenses and other	839	285	(997)
Other assets	(12)	(864)	(277)
Accounts payable	9,952	1,271	7,942
Accrued liabilities and other	4,210	1,501	(2,231)
Net cash provided by (used in) operating activities from continuing operations	15,585	(4,372)	25,670
Net cash used in operating activities from discontinued operations	(2,225)	(1,341)	(12,292)
Net cash provided by (used in) operating activities	13,360	(5,713)	13,378
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,425)	(695)	(1,178)
Proceeds from sale of property, plant, and equipment	-	15	51
Proceeds from sale of business	-	-	3,645
Payments received on notes receivables	227	122	808
Net cash (used in) provided by investing activities from continuing operations	(1,198)	(558)	3,326
Net cash provided by investing activities from discontinued operations	1,421	4,454	5,530
Net cash provided by investing activities	223	3,896	8,856
FINANCING ACTIVITIES:
Net borrowings (payments) under new senior credit facility	6,300	-	-
Borrowings under junior credit facility	5,707	-	-
Payments on long-term obligations	(1,223)	(3,542)	(3,301)
Net (payments) borrowings under former credit facility	(18,903)	3,093	(1,569)
Borrowings under long-term obligations	-	2,039	260
Additions to deferred financing costs	(389)	(522)	(3,080)
Termination of interest rate swap	57	96	97
Proceeds from issuance of common stock	-	4,235	-
Proceeds from exercise of stock options	720	27	2
Net cash (used in) provided by financing activities from continuing operations	(7,731)	5,426	(7,591)
Net cash used in financing activities from discontinued operations	(2,511)	(7,910)	(12,667)
Net cash used in financing activities	(10,242)	(2,484)	(20,258)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(557)	293	1,569
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	2,784	(4,008)	3,545
CASH AND TEMPORARY INVESTMENTS, beginning of year	2,812	5,240	2,097
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of year	574	2,154	1,752
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of year	23	574	2,154
CASH AND TEMPORARY INVESTMENTS, end of year	$6,147	$2,812	$5,240
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Debt conversion	$-	$7,540	$-
Cash payments for interest	$3,875	$4,173	$5,060
Cash payments for income taxes	$865	$815	$358

The accompanying notes are an integral part of these consolidated statements

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment. The principal markets for the Company’s towing and recovery equipment are approximately 120 independent distributors and users of towing and recovery equipment located primarily throughout North America and other customers throughout the world. The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron. As further described in Note 12, during the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of the remainder of its towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. At December 31, 2005, the Company had completed this process.

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

Inventories

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories for continuing operations at December 31, 2005 and 2004 consisted of the following (in thousands):

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004
Chassis	$2,346	$2,556
Raw materials	16,654	15,667
Work in process	10,989	10,338
Finished goods	8,329	6,433
	$38,318	$34,994

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

Property, plant, and equipment for continuing operations at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Land	$1,768	$1,783
Buildings and improvements	19,298	19,207
Machinery and equipment	12,427	12,153
Furniture and fixtures	5,157	5,094
Software costs	6,420	6,192
	45,070	44,429
Less accumulated depreciation	(27,627)	(25,667)
	$17,443	$18,762

The Company recognized $2,760,000, $3,092,000, and $3,570,000, in depreciation expense for continuing operations in 2005, 2004 and 2003, respectively. Depreciation expense for discontinued operations was $148,000 in 2003, and is included in the loss from discontinued operations in the consolidated statement of operations.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 248,000, 122,000, and zero potential dilutive common shares in 2005, 2004 and 2003, respectively.  Options to purchase approximately 151,000, 310,000 and 714,000 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Long-Lived Assets

The Company accounts for goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” and as such has ceased amortizing goodwill. In lieu of amortization the Company performs an annual impairment review of goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, management evaluates the carrying value of long-lived assets when significant adverse changes in economic value of these assets requires an analysis, including property and equipment and other intangible assets. Under SFAS No. 144, a long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the fair value which is estimated based on future cash flows.

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,434,000, and $1,415,000, for continuing operations at December 31, 2005 and 2004, respectively. Amortization expense for continuing operations in 2005, 2004 and 2003 was $140,000, $140,000, and $145,000, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for 2006 is $113,000, at which time intangible assets subject to amortization would be fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets of continuing operations and are amortized using the straight-line method over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2005 and 2004 was $75,000 and $1,093,000, respectively. Amortization expense in 2005, 2004 and 2003, was $340,000, $798,000, and $4,627,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense for the succeeding five years is as follows: 2006 - $121,000; 2007 - $121,000; 2008 - $68,000; 2009 - $13,000; 2010 - $0.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following for continuing operations at December 31, 2005 and 2004 (in thousands):

	2005	2004
Accrued wages, commissions, bonuses, and benefits	$4,153	$3,317
Accrued income taxes	1,407	85
Other	4,261	2,334
	$9,821	$5,736

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

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004: expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years. Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which would be amortized as compensation expense over the vesting period of the options. No options were granted during 2005 or 2003.

Had compensation cost for stock option grants in 2005, 2004 and 2003 been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003
Net income (loss) available to common stockholders, as reported	$18,586	$5,475	$(14,153)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(347)	(262)	(265)
Net income (loss) available to common stockholders, pro forma	$18,239	$5,213	$(14,418)
Income (loss) per common share:
Basic, as reported	$1.66	$0.50	$(1.52)
Basic, pro forma	$1.62	$0.48	$(1.54)
Diluted, as reported	$1.62	$0.50	$(1.52)
Diluted, pro forma	$1.59	$0.48	$(1.54)

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense for continuing operations in 2005, 2004 and 2003, was $1,744,000, $1,520,000, and $1,547,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2005 and 2004 (in thousands):

	2005	2004
Accrual at beginning of the year	$665	$639
Provision	1,744	1,520
Settlement	(1,608)	(1,494)
Accrual at end of year	$801	$665

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company’s trade receivables are primarily from independent distributors of towing and recovery equipment.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Revenue Recognition

Revenue is recorded by the Company when equipment is shipped or risk of ownership has transferred to independent distributors or other customers.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. The gains or losses resulting from such translations are included in shareholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in shareholders’ equity as the amounts are considered to be of a long-term investment nature.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs beginning in January 2006. The adoption of this statement will not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. The Company previously reported that it would adopt SFAS No. 123R effective July 1, 2005. In April 2005, the Securities and Exchange Commission deferred the required adoption date of SFAS No. 123R to the beginning of the first quarter of 2006, at which time the Company will adopt this statement. The Company will transition the new guidance using the modified prospective method. Applying the same assumptions used for the 2005 and 2004 pro forma disclosure in Note 2, the Company estimates its pretax expense associated with previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS No. 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. As the Company is currently utilizing net operating loss carryover to reduce taxable income, no benefit for the domestic manufacturing deduction has been provided in the financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and correction of errors made after January 1, 2006.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income (loss).

3.	SPECIAL CHARGES

The Company periodically reviews the carrying amount of long-lived assets and goodwill in both its towing services and towing equipment segments to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. As a result of prior year’s review, the Company concluded that the carrying value of such assets of certain towing services businesses and certain assets within the Company’s towing and recovery equipment segment were not fully recoverable.

Charges totaling $4,905,000 were recorded in 2003 to write-down the carrying value of certain long-lived assets (primarily goodwill, property and equipment) to estimated recoverable or fair value. These charges are a component of the loss from discontinued operations. The Company determined recoverable or fair value for these assets on a location by location basis taking into consideration various factors affecting the valuation in each location.

Management believes its long-lived assets are appropriately valued in the accompanying consolidated balance sheets.

4.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following for continuing operations at December 31, 2005 and 2004 (in thousands):

	2005	2004
Outstanding borrowings under new Senior Credit Facility	$6,300	$-
Outstanding borrowings under former Senior Credit Facility	-	19,987
Outstanding borrowings under Junior Credit Facility	10,000	4,211
Mortgage notes payable, weighted average interest rate of 7.25%, payable in monthly installments, maturing in 2009	1,901	1,991
Equipment notes payable, weighted average interest rate of 6.74%, payable in monthly installments, maturing 2006 to 2009	187	133
Other notes payable, weighted average interest rate of 6.38%, payable in monthly installments, maturing in 2006	10	75
	18,398	26,397
Less current portion	(1,595)	(2,052)
	$16,803	$24,345

The 2004 figures do not include $2.9 million outstanding under the former Senior Credit Facility relating to discontinued operations. Obligations under the former Senior Credit Facility are allocated to discontinued operations based on the assets used to determine borrowing availability for collateral reporting. Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities

New Senior Credit Facility. On June 17, 2005, the Company entered into a Credit Agreement (the “New Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “New Senior Credit Facility”). Proceeds from the New Senior Credit Facility were used to repay The CIT Group/Business Credit, Inc. (“CIT”) and William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer, under the Company’s former senior credit facility. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt.

The New Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). In the absence of a default, all borrowings under the Revolver bear interest at the LIBOR Market Index Rate (as defined in the New Senior Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the New Senior Credit Agreement), and the Term Loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio. The Revolver expires on June 15, 2008, and the Term Loan matures on June 15, 2010. The New Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

Junior Credit Facility. The Company’s junior credit facility (the “Junior Credit Facility”) is, by its terms, expressly subordinated only to the New Senior Credit Facility, and is secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets. As described in further detail below and in Note 5, the Junior Credit Facility has been amended several times, most recently on June 17, 2005.

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

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future maturities of long-term obligations (with no outstanding amounts related to discontinued operations) at December 31, 2005 are as follows (in thousands):

2006	$1,595
2007	1,532
2008	11,500
2009	3,070
2010	701
$18,398

5.	RELATED PARTY TRANSACTIONS

Subordinated Debt and Warrant Conversion

Harbourside Investments, LLLP was a limited liability limited partnership of which several of the Company’s executive officers and directors were partners. Specifically, William G. Miller was the general partner of, and controlled, Harbourside. Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 14.5% of the Company’s outstanding common stock. Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, were all limited partners in Harbourside. In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside. These loans from Mr. Miller to the other executive officers were secured by pledges of their respective limited partnership interests to Mr. Miller.

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

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other than the transactions under the Exchange Agreement, the Company did not engage in any transactions with Harbourside. The Company paid Harbourside approximately $211,000 and $274,000 in interest expense on the subordinated holdings during 2005 and 2004, respectively.

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

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the former senior credit facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan was subordinated to that of CIT. The Company paid Mr. Miller approximately $664,000 and $949,000 in interest expense related to his portion of the former senior credit facility during 2005 and 2004, respectively.

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

New Senior Credit Facility. On June 17, 2005, the Company entered into the Senior Credit Agreement with Wachovia Bank, National Association, for the New Senior Credit Facility (as described in Note 4). Proceeds from the New Senior Credit Facility were used to repay CIT and Mr. Miller under the Company’s former senior credit facility, with CIT receiving $14.1 million and Mr. Miller receiving $12.0 million. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside was dissolved, and it distributed all of its shares of the Company’s common stock to its partners. In connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. The Company paid Mr. Miller approximately $415,000 in interest on the new junior debt for 2005. Additionally, approximately $77,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at December 31, 2005.

DataPath, Inc.

In October 2004, the Company began a project with DataPath, Inc (“DataPath”), a provider of satellite communications, to assist in the design and engineering of mobile communication trailers for military application. DataPath is a company in which Mr. Miller and one the Company’s directors hold a minority interest and on whose board they also serve. In May 2005, the Company entered into a new agreement with DataPath calling for the Company to manufacture and sell to them all of their requirements for this type of equipment during the five-year term of the agreement. Total revenue to the Company from these transactions was $23,727,000 and $861,000, for 2005 and 2004, respectively. At December 31, 2005 and 2004, approximately $2,311,000 and $542,000, respectively, are included in accounts receivable for amounts due from DataPath.

6.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2005, 2004 and 2003 were approximately 0.9 million, 0.6 million, and 0.5 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2005, 2004 and 2003, is presented below (shares in thousands):

	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	805	$15.46	745	$19.90	761	$19.58
Granted	-	-	340	8.31	-	-
Exercised	(108)	6.67	(9)	3.15	(1)	3.05
Forfeited and cancelled	(123)	20.96	(271)	17.99	(15)	5.02
Outstanding at End of Period	574	$15.92	805	$15.46	745	$19.90
Options exercisable at year end	321	$21.90	455	$21.12	714	$20.64
Weighted average fair value of options granted		$-		$3.65		$-

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2005 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	-	$3.37	50	$3.17	6.0	50	$3.17
4.60	-	5.63	25	4.62	5.5	25	4.62
7.01	-	8.31	330	8.22	8.0	77	7.94
10.62	-	10.94	18	10.94	3.8	18	10.94
20.62	-	22.50	43	20.64	2.7	43	20.64
28.74	-	38.20	54	34.47	1.7	54	34.47
43.96	-	63.55	38	53.17	.7	38	53.17
70.00	-	78.75	16	73.45	1.5	16	73.34
		Total	574	$15.92	5.9	321	$21.90

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases for continuing operations was $1,308,000, $850,000, and $1,928,000 in 2005, 2004 and 2003, respectively. Rental expense under these leases for discontinued operations was $221,000, $551,000, and $2,011,000 in 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

	Continuing Operations	Discontinued Operations	Total
2006	$827	$81	$908
2007	541	-	541
2008	239	-	239
2009	99	-	99
2010	73	-	73
Thereafter	21	-	21
	$1,800	$81	$1,881

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $18.4 million and $13.5 million at December 31, 2005 and 2004, respectively.

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

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision for income taxes on income from continuing operations consisted of the following in 2005, 2004 and 2003, (in thousands):

	2005	2004	2003
Current:
Federal	$423	$-	$839
State	1,647	317	246
Foreign	866	423	131
	2,936	740	1,216
Deferred:
Federal	-	-	(290)
State	-	-	288
Foreign	-	-	2
	-	-	-
	$2,936	$740	$1,216

The principal differences between the federal statutory tax rate and the income tax expense from continuing operations in 2005, 2004 and 2003:

	2005	2004	2003
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	7.6%	4.0%	4.0%
Change in deferred tax asset valuation allowance	(30.6%)	(34.0%)	0.0%
Excess of foreign tax over US tax on foreign income	0.6%	4.9%	0.0%
Other	2.0%	0.7%	(1.0%)
Effective tax rate	13.6%	9.6%	37.0%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$51	$423
Accruals and reserves	2,160	1,496
Federal net operating loss carryforward	5,484	14,146
Deductible goodwill and impairment charges	58	(18)
Other	628	-
Total deferred tax assets	8,381	16,047
Less valuation allowance	(7,638)	(14,834)
Net deferred tax asset	743	1,213
Deferred tax liabilities:
Property, plant, and equipment	743	1,213
Total deferred tax liabilities	743	1,213
Net deferred tax asset	$-	$-

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the Company’s noncurrent assets of discontinued operations at December 31, 2005 and 2004, is a net noncurrent deferred tax asset of $1.2 million and $1.4 million, respectively, relating primarily to tax deductible goodwill and reserves that are not deductible for tax purposes until paid. The discontinued operations of the Company had no noncurrent deferred tax liabilities at December 31, 2005 and 2004. The net deferred tax assets of the discontinued operations of $1.2 and $1.4 million have a full valuation allowance.

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $16.1 million which will expire between 2020 and 2025. While the majority of these loss carryforwards are associated with the Company’s discontinued operations, the Company has classified the related deferred tax asset and valuation allowance as a component of continuing operations since it believes it will be able to retain these tax attributes. In addition, the Company had charitable contributions of $0.3 million that may be carried forward, and an AMT credit carryforward of approximately $0.6 million, that may be carried forward indefinitely.

The valuation allowance reflects the Company’s recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized as a result of future taxable income. At December 31, 2005 and 2004, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $8.8 million and $16.2 million, respectively.

As of December 31, 2005, the Company has state net operating loss carryforwards of approximately $91.0 million. As the Company believes that realization of the benefit of these state losses is remote because the Company no longer has operations in many of these states, it has not recorded deferred tax assets associated with these losses.

9.	PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

10.	EMPLOYEE BENEFIT PLANS

During 1996, the Company established a contributory retirement plan for all full-time employees with at least 90 days of service. Effective January 1, 1999, the Company split the plan into two identical plans by operating segment. As a result of the Company’s decision to dispose of its towing services operations the two separate plans were combined to form a consolidated plan effective January 1, 2003. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401 (k) of the Internal Revenue Code.

The plan provides that each participant may contribute up to 15% of his or her salary. The Company matches 33.33% of the first 3% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plans were not significant in 2005, 2004 and 2003.

11.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	2005		2004		2003
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$283,226	$26,665	$196,902	$28,026	$171,627	$30,086
Foreign	68,658	2,509	39,406	2,607	34,369	2,902
	$351,884	$29,174	$236,308	$30,633	$205,996	$32,988

No single customer accounted for 10% or more of consolidated net sales in 2005, 2004 or 2003.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.

During the year ended December 31, 2003, the Company disposed of substantially all of the assets of 16 towing service businesses, as well as assets of other businesses in its towing services segment. Total proceeds from the sales were $6.8 million which included $6.6 million in cash and $0.2 million in notes receivable. Losses on the sales of discontinued operations were $3.8 million. Only miscellaneous assets from previously sold businesses remained at December 31, 2005.

During the year ended December 31, 2003, the Company sold one distributor location with total proceeds of approximately $1.9 million in cash and $0.8 million subordinated notes receivable. The Company sold seven distributor locations during the year ended December 31, 2004. Total proceeds from these sales were $3.3 million in cash and $0.9 million in notes receivable. In December 2005, the Company sold its remaining distributor location with total proceeds of approximately $1.9 million, which included $1.3 million in cash and $0.6 million in notes receivable.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at December 31, 2005, 2004, and 2003. The statements of operations and related financial statement disclosures for all prior periods have been restated to present the towing services and distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt.

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

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. At this time, management is not able to predict whether or not any liabilities of discontinued operations currently reflected in the consolidated financial statements will be eliminated.

The operating results for the discontinued operations of the towing services segment and the distributor group for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005			2004			2003
	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$11,460	$-	$11,460	$37,810	$-	$37,810	$68,724	$8,356	$77,080

Operating income (loss)	(134)	16	(118)	(659)	(111)	(770)	(371)	(2,764)	(3,135)

Net loss before taxes	(114)	-	(114)	(1,244)	(127)	(1,371)	(6,449)	(10,811)	(17,260)

Loss from discontinued operations	(114)	-	(114)	(1,276)	(235)	(1,511)	(6,607)	(9,616)	(16,223)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assets and liabilities are reclassified as held for sale at December 31, 2005 and 2004 (in thousands):

	2005			2004
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$23	$-	$23	$574	$-	$574
Accounts receivable, net	1,774	401	2,175	1,444	492	1,936
Inventories	187	-	187	3,144	-	3,144
Prepaid expenses and other current assets	37	-	37	74	-	74
Current assets of discontinued operations held for sale	$2,021	$401	$2,422	$5,236	$492	$5,728
Property, plant and equipment	$-	$647	$647	$16	$1,112	$1,128
Noncurrent assets of discontinued operations held for sale	$-	$647	$647	$16	$1,112	$1,128
Current portion of long-term debt	$-	$-	$-	$223	$442	$665
Other current liabilities	273	5,971	6,244	2,569	7,171	9,740
Current liabilities of discontinued operations held for sale	$273	$5,971	$6,244	$2,792	$7,613	$10,405
Long-term debt	$-	$-	$-	$2,275	$-	$2,275
Noncurrent liabilities of discontinued operations held for sale	$-	$-	$-	$2,275	$-	$2,275

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Net Sales	Operating Income	Loss From Discontinued Operations	Net Income (a)	Basic Income Per Share	Diluted Income Per Share
2005
First Quarter	$76,896	$3,476	$(46)	$2,025	$0.19	$0.18
Second Quarter	92,938	7,302	(34)	5,165	0.46	0.45
Third Quarter	89,480	7,214	(30)	5,422	0.49	0.47
Fourth Quarter	92,570	7,656	(4)	5,974	0.53	0.52
Total	$351,884	$25,648	$(114)	$18,586	$1.66	$1.62

2004
First Quarter	$46,158	$2,329	$(488)	$612	$0.06	$0.06
Second Quarter	59,648	3,327	(322)	1,753	0.16	0.16
Third Quarter	63,300	3,376	(471)	1,522	0.14	0.14
Fourth Quarter	67,202	3,351	(230)	1,588	0.14	0.14
Total	$236,308	$12,383	$(1,511)	$5,475	$0.50	$0.50

(a)	The income tax provision (benefit) has been allocated by quarter based on the effective rate for the twelve months ended December 31, 2005 and 2004.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended December 31, 2003:
Deduction from asset accounts:
Allowance for doubtful accounts	$805	492	(235)	$1,062

Year ended December 31, 2004:
Deduction from asset accounts:
Allowance for doubtful accounts	$1,062	567	(513)	$1,116

Year ended December 31, 2005
Deduction from asset accounts:
Allowance for doubtful accounts	$1,116	827	(109)	$1,834

	Balance at Beginning of Period	Charged to Expense	Claims	Balance at End of Period
	(In Thousands)
Year ended December 31, 2003:
Product Warranty Reserve:	$554	1,547	(1,462)	$639

Year ended December 31, 2004:
Product Warranty Reserve:	$639	1,520	(1,494)	$665

Year ended December 31, 2005:
Product Warranty Reserve:	$665	1,744	(1,608)	$801

S-1

	Balance at Beginning of Period	Additions (Reductions)	Balance at End of Period
	(In Thousands)
Year ended December 31, 2003:
Deferred Tax Valuation Allowance:	$18,032	(4,733)	$13,299

Year ended December 31, 2004:
Deferred Tax Valuation Allowance:	$13,299	2,889	$16,188

Year ended December 31, 2005:
Deferred Tax Valuation Allowance:	$16,188	(7,375)	$8,813

Note:
The Allowance for Doubtful Accounts and Product Warranty Reserve tables above reflect activity for continuing operations for the years ended December 31, 2005, 2004 and 2003. The Deferred Tax Valuation Allowance table reflects consolidated operations for all periods presented.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 14th day of March, 2006.

Signature	Title
/s/ William G. Miller William G. Miller	Chairman of the Board of Directors and Co-Chief Executive Officer
/s/ Jeffrey I. Badgley Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
/s/ J. Vincent Mish J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Russell Chandler, III A. Russell Chandler, III	Director
/s/ Paul. E. Drack Paul E. Drack	Director
/s/ Richard H. Roberts Richard H. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description
21	Subsidiaries of the Registrant
23.1	Consent of Joseph Decosimo and Company, PLLC
24	Power of Attorney (see signature page)
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer