Form 10-K/A
period 2005-12-31
MILLER INDUSTRIES INC /TN/
filed 2006-04-21
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K/A
(Amendment No. 1)

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

 ☒    Yes     ☐     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) solely for the purpose of re-filing Exhibits 31.1, 31.2 and 31.3 to correct the forms of those Exhibits that were filed with our original Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 14, 2006 (the “Original Filing”).

Except as described above, this Amendment does not modify or update any of the disclosures contained in the Original Filing or otherwise reflect any events occurring after the date of the Original Filing.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Report:

1.    Financial Statements

See the index to Consolidated Financial Statements of the Registrant on page 29 of the Original Filing.

2.    Financial Statement Schedules

See the list of Financial Statement Schedules for the Registrant on page 29 of the Original Filing.

3.    Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
3.1	Charter, as amended, of the Registrant	-	10-K	December 31, 2001	3.1
3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2
10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7
10.2	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11
10.3	Technology Transfer Agreement dated March 21, 1991 between Miller Group, Inc., Verducci, Inc. and Jack Verducci	33-79430	S-1	August 1994	10.26
10.4	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28
10.5	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31
10.6	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.7	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2
10.8	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4
10.9	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5
10.10	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29
10.11	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33
10.12	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	-	Form 10-K	April 30, 1995	10.37
10.13	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1995	10.38
10.14	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	-	Form 10-K	April 30, 1996	10.39
10.15	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	-	Form 10-K	April 30, 1996	10.40
10.16	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	-	Form 10-Q/A	July 31, 1997	10
10.17	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998	-	Form 10-K	April 30, 1998	10.37
10.18	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998	-	Form 10-K	April 30, 1998	10.38
10.19	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998	-	Form 10-K	April 30, 1998	10.39
10.20	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	-	Form 10-Q	September 14, 1998	10
10.21	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.1
10.22	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.3

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.23	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.4
10.24	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	-	Form 10-Q	December 15, 1998	10.6
10.25	Credit Agreement among Bank of America, N.A., The CIT Group/Business Credit, Inc. and Registrant and its subsidiaries dated July 23, 2001	-	Form 10-K	April 30, 2001	10.6
10.26	Security Agreement among the Registrant and its subsidiaries, The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.61
10.27	Stock Pledge Agreement between Registrant and The CIT Group/Business Credit, Inc. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.62
10.28	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.7
10.29	Promissory Note among Registrant, its subsidiary and SunTrust Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.71
10.30	Promissory Note among Registrant, its subsidiary and AmSouth Bank dated July 23, 2001	-	Form 10-K	April 30, 2001	10.72
10.31	Promissory Note among Registrant, its subsidiary and Wachovia Bank, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.73
10.32	Promissory Note among Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	April 30, 2001	10.74
10.33	Warrant Agreement dated July 23, 2001	-	Form 10-K	April 30, 2001	10.75
10.34	Forbearance Agreement and First Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.8
10.35	Second Amendment to the Credit Agreement by and among the Company and its subsidiaries and The CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2002	-	Form 10-K	December 31, 2001	10.81
10.36	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	-	Form 10-K	December 31, 2001	10.82
10.37	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.	-	Form 10-K	December 31, 2001	10.83

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.38	Third Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated September 13, 2002	-	Form 10-K	December 31, 2002	10.84
10.39	Fourth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated November 14, 2002	-	Form 10-Q/A	September 30, 2002	10.1
10.40	Fifth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated February 28, 2003	-	Form 10-K	December 31, 2002	10.86
10.41	Sixth Amendment to the Credit Agreement by and among the Company and its Subsidiaries and the CIT Group/Business Credit, Inc. and Bank of America, N.A. dated April 1, 2003	-	Form 10-K	December 31, 2002	10.87
10.42	Seventh Amendment to Credit Agreement entered into by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc., and Bank of America, N.A. dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.1
10.43	Forbearance Agreement by and among the Company and its Subsidiaries and CIT Group/Business Credit, Inc. and Bank of American, N.A. dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.2
10.44	Participation Agreement by and among the Company and its Subsidiaries, CIT Group/Business Credit and Bank of America, N.A. and William G. Miller dated October 31, 2003	-	Form 10-Q	September 30, 2003	10.3
10.45	Eighth Amendment to the Credit Agreement by and among the Registrant, CIT Group, Inc. and Bank of America, N.A., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.1
10.46	Ninth Amendment to the Credit Agreement by and between the Registrant and CIT Group, Inc., dated December 24, 2003	-	Form 8-K	January 20, 2004	10.2
10.47	Modification of First Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and among CIT Group, Inc., Bank of America, N.A., and Contrarian Funds, LLC dated December 24, 2003	-	Form 8-K	January 20, 2004	10.3
10.48	Second Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and between CIT Group, Inc. and Contrarian Funds, LLC, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.4

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.49	Amended and Restated Participation Agreement by and among the Registrant, CIT and William G. Miller, dated December 24, 2003	-	Form 8-K	January 20, 2004	10.5
10.50	Amendment No. 3 to Amended and Restated Credit Agreement by and among the Registrant, Contrarian Funds, LLC and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.6
10.51	Exchange Agreement by and between the Registrant and Contrarian Funds, LLC, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.7
10.52	Exchange Agreement by and between the Registrant and Harbourside Investments, LLLP, dated as of January 14, 2004	-	Form 8-K	January 20, 2004	10.8
10.53	Registration Rights Agreement by and among the Registrant, Harbourside Investments, LLLP and Contrarian Funds, LLC, dated January 20, 2004	-	Form 8-K	January 20, 2004	10.9
10.54	Consent and Tenth Amendment to Credit Agreement by and between the Registrant and The CIT Group/Business Credit, Inc., dated November 22, 2004	-	Form 10-K	December 31, 2004	10.100
10.55	Amendment No. 4 to Amended and Restated Credit Agreement by and among the Registrant, Miller Industries Towing Equipment, Inc., Harbourside Investments, LLLP and certain guarantors set forth on the signature pages thereto, dated November 5, 2004	-	Form 10-K	December 31, 2004	10.101
10.56	Non-Employee Director Stock Plan**	-	Schedule 14A	January 23, 2004	Annex A
10.57	Miller Industries, Inc. 2005 Equity Incentive Plan**	-	Schedule 14A	May 2, 2005	Annex B
10.58	Credit Agreement, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	-	Form 8-K	June 17, 2005	10.1
10.59	Term Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	-	Form 8-K	June 17, 2005	10.2
10.60	Revolving Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	-	Form 8-K	June 17, 2005	10.3
10.61	Intercreditor Agreement, dated June 17, 2005, among Wachovia Bank, NA, and William G. Miller	-	Form 8-K	June 17, 2005	10.4
10.62	Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	-	Form 8-K	June 17, 2005	10.5

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.63	Subsidiary Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the subsidiaries of the Registrant named therein	-	Form 8-K	June 17, 2005	10.6
10.64	Pledge Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	-	Form 8-K	June 17, 2005	10.7
10.65	Amendment No. 5 to Amended and Restated Credit Agreement, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	-	Form 8-K	June 17, 2005	10.8
10.66	Promissory Note, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	-	Form 8-K	June 17, 2005	10.9
21	Subsidiaries of the Registrant*
23.1	Consent of Joseph Decosimo and Company, PLLC*
24	Power of Attorney (see signature page)*
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer#
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer#
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer#
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
____________________

* Filed with the Original Filing.

** Management contract or compensatory plan or arrangement.

# Filed with this Amendment.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of April, 2006.

MILLER INDUSTRIES, INC. By: /s/ Jeffrey I. Badgley Jeffrey I. Badgley President, Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

* William G. Miller	Chairman of the Board of Directors and Co-Chief Executive Officer
/s/ Jeffrey I. Badgley Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
* J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
* A. Russell Chandler, III	Director
* Paul E. Drack	Director
* Richard H. Roberts	Director

* By: /s/ Jeffrey I. Badgley
       Jeffrey I. Badgley, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer
31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer