Form 10-Q
period 2006-03-31
MILLER INDUSTRIES INC /TN/
filed 2006-05-09
CIK 924822

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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

☐      Yes     ☒      No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 28, 2006 was 11,353,601.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on our management’s belief as well as assumptions made by, and information currently available to, our management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the cyclical nature of our industry, general economic conditions and the economic health of our customers; our dependence on outside suppliers of raw materials and recent increases in the cost of aluminum, steel and other raw materials; the need to service our indebtedness; those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A. Risk Factors,” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2005, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$5,511	$6,147
Accounts receivable, net of allowance for doubtful accounts of $2,084 and $1,834 at March 31, 2006 and December 31, 2005, respectively	73,146	65,792
Inventories, net	41,935	38,318
Prepaid expenses and other	3,524	739
Current assets of discontinued operations held for sale	1,582	2,422
Total current assets	125,698	113,418
PROPERTY, PLANT, AND EQUIPMENT, net	17,673	17,443
GOODWILL, net	11,619	11,619
OTHER ASSETS	1,289	1,443
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	647	647
	$156,926	$144,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,560	$1,595
Accounts payable	51,127	45,352
Accrued liabilities and other	11,123	9,821
Current liabilities of discontinued operations held for sale	5,627	6,244
Total current liabilities	69,437	63,012
LONG-TERM OBLIGATIONS, less current portion	16,447	16,803
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 11,317,408 and 11,297,474 outstanding at March 31, 2006 and December 31, 2005, respectively	113	113
Additional paid-in capital	158,275	157,996
Accumulated deficit	(87,999)	(93,882)
Accumulated other comprehensive income	653	528
Total shareholders’ equity	71,042	64,755
	$156,926	$144,570

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET SALES	$93,436	$76,896

COSTS AND EXPENSES:
Costs of Operations	79,291	67,914
Selling, general and administrative expenses	6,584	5,506
Interest expense, net	834	1,163
Total costs and expenses	86,709	74,583
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,727	2,313
INCOME TAX PROVISION	844	242
INCOME FROM CONTINUING OPERATIONS	5,883	2,071
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	-	(46)
Income tax provision	-	-
Loss from discontinued operations	-	(46)
NET INCOME	$5,883	$2,025
BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.52	$0.19
Loss from discontinued operations	(0.00)	(0.00)
Basic income per common share	$0.52	$0.19
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.51	$0.18
Loss from discontinued operations	(0.00)	(0.00)
Diluted income per common share	$0.51	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,309	11,191
Diluted	11,598	11,415

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,883	$2,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Loss from discontinued operations	-	46
Depreciation and amortization	700	794
Amortization of deferred financing costs	30	133
Provision for doubtful accounts	255	45
Stock Based Compensation	77	-
Issuance of non-employee director shares	75	75
Deferred income tax provision	-	(13)
Changes in operating assets and liabilities:
Accounts receivable	(7,494)	(9,761)
Inventories	(3,502)	(7,043)
Prepaid expenses and other	(2,753)	(1,968)
Accounts payable	5,653	10,268
Accrued liabilities and other	1,224	2,448
Net cash provided by (used in) operating activities from continuing operations	148	(2,951)
Net cash provided by (used in) operating activities from discontinued operations	315	(578)
Net cash provided by (used in) operating activities	463	(3,529)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(884)	(226)
Proceeds from sale of property, plant and equipment	33	-
Payments received on notes receivables	67	57
Net cash used in investing activities from continuing operations	(784)	(169)
Net cash provided by investing activities from discontinued operations	87	77
Net cash used in investing activities	(697)	(92)
FINANCING ACTIVITIES
Net borrowings under senior credit facility	-	4,012
Payments on long-term obligations	(417)	(569)
Additions to deferred financing costs	-	(38)
Termination of interest rate swap	-	24
Proceeds from the exercise of stock options	126	25
Net cash (used in) provided by financing activities from continuing operations	(291)	3,454
Net cash used in financing activities from discontinued operations	-	(342)
Net cash (used in) provided by financing activities	(291)	3,112
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	67	(100)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(458)	(609)
CASH AND TEMPORARY INVESTMENTS, beginning of period	6,147	2,812
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	23	574
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	201	116
CASH AND TEMPORARY INVESTMENTS, end of period	$5,511	$2,661
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$852	$1,010
Cash payments for income taxes	$593	$73

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.    BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing income (loss) by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 289,000 and 224,000 potential dilutive common shares for the three months ended March 31, 2006 and 2005, respectively. Options to purchase approximately 95,000 and 263,000 shares of common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.     INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Chassis	$2,771	$2,346
Raw Materials	17,535	16,654
Work in process	12,481	10,989
Finished goods	9,148	8,329
	$41,935	$38,318

4.    LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its continuing and discontinued operations to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.    LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following for continuing operations at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Outstanding borrowings under Senior Credit Facility	$5,950	$6,300
Outstanding borrowings under Junior Credit Facility	10,000	10,000
Mortgage, equipment and other notes payable	2,057	2,098
	18,007	18,398
Less current portion	(1,560)	(1,595)
	$16,447	$16,803

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Credit Facilities

Senior Credit Facility. On June 17, 2005, the Company entered into a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”). Proceeds from the Senior Credit Facility were used to repay The CIT Group/Business Credit, Inc. (“CIT”) and William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer, under the Company’s former senior credit facility. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt.

The Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). In the absence of a default, all borrowings under the Revolver bear interest at the LIBOR Market Index Rate (as defined in the Senior Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement), and the Term Loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio. The Revolver expires on June 15, 2008, and the Term Loan matures on June 15, 2010. The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

Junior Credit Facility. William G. Miller is the sole lender under the junior credit facility (the “Junior Credit Facility”). The Company’s Junior Credit Facility is, by its terms, expressly subordinated only to the Senior Credit Facility, and is secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

The Junior Credit Facility matures on September 17, 2008, and contains certain representations and warranties, covenants and events of default consistent with the representations and warranties, covenants and events of default in the Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the Junior Credit Facility bear interest at a rate of 9.0% per annum.

Subsequent to March 31, 2006, the Company determined to repay $5 million of the subordinated debt under the Junior Credit Facility using available cash and additional borrowings under the Senior Credit Facility Revolver.

Interest Rate Sensitivity. Because of the amount of obligations outstanding under the Senior Credit Facility and the connection of the interest rate under the Senior Credit Facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have a significant effect on the Company’s ability to satisfy its obligations under the Senior Credit Facility and increase its interest expense significantly. Therefore, the Company’s liquidity and access to capital resources could be further affected by increasing interest rates.

Future maturities of long-term obligations (with no outstanding amounts related to discontinued operations) at March 31, 2006 are as follows (in thousands):

2007	$1,560
2008	1,528
2009	11,485
2010	3,080
2011	354
Thereafter	-
$18,007

6.	RELATED PARTY TRANSACTIONS

Subordinated Debt and Warrant Conversion

Harbourside Investments LLLP is a limited liability limited partnership of which several of the Company’s executive officers and directors are partners. Specifically, William G. Miller is the general partner of, and controls, Harbourside. Mr. Miller is the Company’s Chairman of the Board and Co-Chief Executive Officer, as well as the holder of approximately 14% of the Company’s outstanding common stock. Mr. Miller, Jeffrey I. Badgley, the Company’s President and Co-Chief Executive Officer, J. Vincent Mish, the Company’s Executive Vice President and Chief Financial Officer, and Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, are all limited partners in Harbourside. In connection with the formation of Harbourside, Mr. Miller made loans to the other executive officers, the proceeds of which the other executive officers then contributed to Harbourside. These loans from Mr. Miller to the other executive officers are secured by pledges of their respective limited partnership interests to Mr. Miller.

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

Other than the transactions under the Exchange Agreement, the Company did not engage in any transactions with Harbourside. The Company paid Harbourside approximately $95,000 in interest expense on the subordinated holdings for the three months ended March 31, 2005.

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

On December 24, 2003, Mr. Miller increased his $2.0 million participation in the former senior credit facility by an additional $10.0 million. These funds, along with additional funds from CIT, were used to satisfy the Company’s obligations to two of the existing senior lenders with the result being that CIT, an existing senior lender, and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan was subordinated to that of CIT. The Company paid Mr. Miller approximately $294,000 in interest expense related to his portion of the former senior credit facility for the three months ended March 31, 2005.

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

Senior Credit Facility. On June 17, 2005, the Company entered into the Senior Credit Agreement with Wachovia Bank, National Association, for the Senior Credit Facility (as described in Note 5). Proceeds from the Senior Credit Facility were used to repay CIT and Mr. Miller under the Company’s former senior credit facility, with CIT receiving $14.1 million and Mr. Miller receiving $12.0 million. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside was dissolved, and it distributed all of its shares of the Company’s common stock to its partners. In connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. The Company paid Mr. Miller approximately $225,000 in interest on the Junior Credit Facility for the first quarter of 2006. Additionally, approximately $77,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at March 31, 2006 and December 31, 2005.

Subsequent to March 31, 2006, the Company determined to repay $5 million of subordinated debt under the Junior Credit Facility. This repayment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

DataPath, Inc.

In October 2004, the Company began a project with DataPath, Inc (“DataPath”), a provider of satellite communications, to assist in the design and engineering of mobile communication trailers for military application. DataPath is a company in which Mr. Miller and one of the Company’s other directors hold a minority interest and on whose board they also serve. In May 2005, the Company entered into a new agreement with DataPath calling for the Company to manufacture and sell to it all of its requirements for this type of equipment during the five-year term of the agreement. Total revenue to the Company from these transactions was approximately $4.0 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, approximately $2,344,000 and $2,311,000, respectively, are included in accounts receivable for amounts due from DataPath.

7.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, “Share-Based Payment” using the modified prospective transition method. This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests. During the three months ended March 31, 2006, the Company recorded approximately $77,000 in compensation expense related to its stock-based compensation. Operating income and net income was also reduced by this amount. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees”. Under the provisions of APB No. 25, no compensation expense is recorded when the terms of the grant are fixed and the option exercise prices are equal to the market value of the common stock on the date of the grant. Disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” were adopted. Had compensation costs been accounted for based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s prior year net income and net income per share would have been adjusted to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net income available to common shareholders, as reported	$2,025
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)
Net income available to common shareholders, pro forma	$1,941
Income per common share:
Basic, as reported	$0.19
Basic, pro forma	$0.17
Diluted, as reported	$0.18
Diluted, pro forma	$0.17

The Company did not issue any stock options during the three months ended March 31, 2006. As of March 31, 2006, the Company had $616,000 of unrecognized compensation expense related to stock options, with approximately $230,000 to be expensed during the remainder of 2006, and $308,000 and $77,000 to be expensed in 2007 and 2008, respectively. The Company issued approximately 16,000 shares of common stock during the three months ended March 31, 2006 from the exercise of stock options. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 6 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

8.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral that Company could be required to purchase was approximately $24.1 million at March 31, 2006, and $18.4 million at December 31, 2005.

At March 31, 2006, the Company had commitments of approximately $2.7 million for construction and acquisition of property and equipment, all of which is expected to be incurred in 2006.

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

9.    INCOME TAXES

The Company maintains a full valuation allowance against its net deferred tax asset from continuing and discontinued operations. The valuation allowance reflects the Company’s recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized as a result of future taxable income. The balance of the valuation allowance was $6.8 million and $8.8 million at March 31, 2006 and December 31, 2005, respectively.

10.   COMPREHENSIVE INCOME

The Company had comprehensive income of $6.1 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

11.   GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net Sales:
North America	$77,517	$60,105
Foreign	15,919	16,791
	$93,436	$76,896

	March 31, 2006	December 31, 2005
Long Lived Assets:
North America	$26,801	$26,665
Foreign	2,569	2,509
	$29,370	$29, 174

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2006 and 2005.

12.    DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The Company disposed of substantially all of the assets of its towing services segment in 2003, and sold all of its distributor locations by the end of 2005. As of March 31, 2006 there are miscellaneous assets remaining from previous towing services market and distributor location sales.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at March 31, 2006 and December 31, 2005. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt.

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

The operating results for the discontinued operations of the towing services segment and the distributor group for the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Net Sales	$287	$-	$287	$2,456	$-	$2,456
Operating income (loss)	$-	$-	$-	$(62)	$16	$(46)
Loss from discontinued operations	$-	$-	$-	$(62)	$16	$(46)

The following assets and liabilities are reclassified as held for sale at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$201	$-	$201	$23	$-	$23
Accounts receivable, net	904	401	1,305	1,774	401	2,175
Inventories	60	-	60	187	-	187
Prepaid expenses and other current assets	16	-	16	37	-	37
Current assets of discontinued operations held for sale	$1,181	$401	$1,582	$2,021	$401	$2,422
Property, plant and equipment	$-	$647	$647	$-	$647	$647
Noncurrent assets of discontinued operations held for sale	$-	$647	$647	$-	$647	$647
Other Current Liabilities	$40	$5,587	$5,627	$273	$5,971	$6,244
Current liabilities of discontinued operations held for sale	$40	$5,587	$5,627	$273	$5,971	$6,244

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 were effective for inventory costs beginning in January 2006. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires the determination of the fair value of share-based compensation at the grant date and the recognition of the related compensation expense over the period in which the share-based compensation vests. In compliance with a Securities and Exchange Commission amendment to this statement, the Company adopted the new accounting standard effective January 1, 2006 using the modified prospective method for transition. Applying the same assumptions used for the 2005 pro forma disclosure in Note 7 of the Company’s financial statements, the Company estimates its pretax expense associated with its previous stock option grants to be approximately $308,000 in each of 2006 and 2007, and $77,000 in 2008.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. As the Company is currently utilizing net operating loss carryover to reduce taxable income, no benefit for the domestic manufacturing deduction has been provided in the financial statements.

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

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement was effective for accounting changes and correction of errors made after January 1, 2006.

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

During the first quarter of 2006, our revenues continued to be positively affected by increased demand for our products resulting from general economic improvements. In addition, we continued to manufacture heavy-duty towing and recovery units for several military and governmental orders for towing and recovery equipment. We also continued our project with DataPath, Inc. to manufacture mobile communications trailers for military application. While we continue to increase production of our commercial lines, the timing of the receipt of additional military trailer orders and the chassis deliveries on add-on military wrecker orders will have short-term effects on timing of production and revenue over the remainder of the year.

We have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel and related raw materials. Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future. As we determined necessary, we implemented price increases to offset these higher costs. We also began to develop alternatives to the components used in our production process that incorporate these raw materials. We have shared several of these alternatives with our major component part suppliers, some of whom have begun to implement them in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

In June 2005, we entered into a new $27.0 million senior credit facility with Wachovia Bank, National Association. Proceeds from this new senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman and Co-Chief Executive Officer, under our former senior credit facility, and as a result, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt. The interest rates under the new senior credit facility reflect substantial reductions from the rates on our former senior credit facility. At March 31, 2006 and December 31, 2005, the balance under our senior credit facility was $6.0 million and $6.3 million, respectively, consisting entirely of the term loan portion of this facility. This lower level of indebtedness represents a significant decrease in our overall indebtedness from prior periods. In June 2005, we also amended our junior credit facility by adding an additional loan which increased our subordinated debt from $4.2 million to $10.0 million. The maturity date on the junior credit facility was extended to September 17, 2008, and the loans under the facility continue to bear interest at a rate equal to 9.0%. Mr. Miller, as successor to Harbourside Investments, LLLP (an entity that he controlled until its liquidation and distribution in May 2005) is now the sole lender under our amended junior credit facility. Subsequent to March 31, 2006, we determined to repay $5 million of subordinated debt under our junior credit facility using available cash and additional borrowings under our the revolving portion of our senior credit facility. The repayment is expected to be made in the very near term, and will not result in any prepayment fee or penalty.

We recently announced plans to expand our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania. We are very excited about this project, and believe it will position the company to more effectively face the challenges of the global marketplace in the future.

Compliance with New York Stock Exchange Continued Listing Standards

In June 2003, we received notification from the New York Stock Exchange that we were not in compliance with the NYSE’s continued listing standards because we did not have sufficient shareholders’ equity or an adequate 30-day average market capitalization. In response, we implemented a plan for regaining compliance with the continued listing standards. In December 2004, the NYSE notified us that, as a result of our compliance plan, we had regained compliance with the NYSE’s continued listing standards and had been approved as a “company in good standing” with the NYSE. As a condition to the NYSE’s approval, we completed a 12-month follow-up period with the NYSE to ensure compliance with the continued listing standards, and we continue to be subject to the NYSE’s routine monitoring procedures.

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

In general, the customary operating liabilities of these disposed businesses were assumed by the new owners. Our subsidiaries that sold these businesses are nevertheless subject to some continuing liabilities with respect to their pre-sale operations, including, for example, liabilities related to litigation, certain trade payables, workers compensation and other insurance, surety bonds, and real estate. Except in the case of direct guarantees, these are not obligations of Miller Industries, Inc. and Miller Industries, Inc. has taken and would expect to take whatever steps it deems appropriate to protect itself from any such liabilities.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinued operations. The allowance reflects our recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances. The balance of the valuation allowance was $6.8 million and $8.8 million at March 31, 2006 and December 31, 2005, respectively.

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

Results of Operations -Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Continuing Operations

Net sales of continuing operations for the three months ended March 31, 2006, increased 21.5% to $93.4 million from $76.9 million for the comparable period in 2005. Approximately $1.1 million of this increase was attributable to higher production levels of mobile communication trailers for DataPath in the first quarter of 2006 as compared to 2005, with the remainder of the increase being primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels.

Costs of continuing operations for the three months ended March 31, 2006, increased 16.8% to $79.3 million from $67.9 million for the comparable period in 2005. Overall, costs of continuing operations decreased as a percentage of sales from 88.3% to 84.9% as demand and production increased.

Selling, general, and administrative expenses for the three months ended March 31, 2006, increased to $6.6 million from $5.5 million for the three months ended March 31, 2005. As a percentage of sales, selling, general, and administrative expenses decreased to 7.0% for the three months ended March 31, 2006 from 7.2% for the three months ended March 31, 2005.

The effective rate for the provision for income taxes for continuing operations was 12.6% for the three months ended March 31, 2006 compared to 10.5% for the three months ended March 31, 2005. The increase in the effective tax rate reflects additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $2.3 million to $0.2 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005.

Costs of sales as a percentage of net sales for the distribution group was 93.7% for the three months ended March 31, 2006 compared to 87.1% for the three months ended March 31, 2005.

Selling, general and administrative expenses as a percentage of sales was 6.3% for the distribution group for the three months ended March 31, 2006 compared to 15.6% for the three months ended March 31, 2005.

Interest Expense

Our total interest expense for continuing operations decreased to $0.8 million for the three months ended March 31, 2006 from $1.2 million for the comparable year-ago period. No interest expense was incurred for discontinued operations for 2006 or 2005. Decreases in interest expense were primarily the result of lower debt levels coupled with lower interest rates on the new senior credit facility.

Liquidity and Capital Resources

Cash provided by operating activities was $0.5 million for the three months ended March 31, 2006, compared to $3.5 million used in operating activities for the comparable period of 2005. The cash provided by operating activities for the three months ended March 31, 2006 reflects increases in profitability partially offset by increases in accounts receivable and inventory directly related to our revenue increases and increases in accounts payable and accruals to support increased productivity.

Cash used in investing activities was $0.7 million for the three months ended March 31, 2006, compared to $0.1 million provided by investing activities for the comparable period in 2005. The cash used in investing activities was for the purchase of fixed assets.

Cash used in financing activities was $0.3 million for the three months ended March 31, 2006 compared to $3.1 million provided by financing activities the comparable period in the prior year. The cash used in financing activities in 2006 paid down our term loan and repaid other outstanding long-term debt and capital lease obligations.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities and to pay down other long-term debt and capital lease obligations. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products.

We recently determined to expand our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania as a result of the recent increases in demand for our products. The cost of these projects is anticipated to be approximately $10 million. At March 31, 2006, the Company had commitments of approximately $2.7 million for construction and acquisition of property and equipment, all of which is expected to be incurred in 2006. We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

Additionally, we recently determined to repay $5 million of subordinated debt under our junior credit facility using available cash and additional borrowings under our the revolving portion of our senior credit facility. The repayment is expected to be made in the very near term, and will not result in any prepayment fee or penalty.

In addition to our planned expansion and the repayment of our subordinated debt, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our credit facilities. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at March 31, 2006 and borrowings from unused availability under our credit facilities. We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2006.

Credit Facilities and Other Obligations

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

The senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. In the absence of a default, all new borrowings under the revolving credit facility bear interest at the LIBOR Market Index Rate (as defined in the Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the new Credit Agreement), and the term loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment based upon the Consolidated Leverage Ratio. The revolving credit facility expires on June 15, 2008, and the term loan matures on June 15, 2010. The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

Junior Credit Facility

William G. Miller is the sole lender under the junior credit facility (the “Junior Credit Facility”). The Company’s Junior Credit Facility is, by its terms, expressly subordinated only to the Senior Credit Facility, and is secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

The Junior Credit Facility matures on September 17, 2008, and contains certain representations and warranties, covenants and events of default consistent with the representations and warranties, covenants and events of default in the Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the Junior Credit Facility bear interest at a rate of 9.0% per annum.

We recently determined to repay $5 million of subordinated debt under our junior credit facility using available cash and additional borrowings under our the revolving portion of our senior credit facility.

Interest Rate Sensitivity

Because of the amount of obligations outstanding under the senior credit facility and the connection of the interest rate under such facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have a significant effect on our ability to satisfy our obligations under this facility and increase our interest expense significantly. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at March 31, 2006. We also had approximately $2.3 million in non-cancelable operating lease obligations, $50,000 of which relates to building leases of discontinued operations at that date.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6.	EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission in August 1994)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC. By: /s/ J. Vincent Mish J. Vincent Mish Executive Vice President and Chief Financial Officer
Date: May 9, 2006