Form 10-Q
period 2006-06-30
MILLER INDUSTRIES INC /TN/
filed 2006-08-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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

☐      Yes     ☒      No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2006 was 11,355,866.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on our management’s belief, as well as assumptions made by, and information currently available to, our management, pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the cyclical nature of our industry, general economic conditions and the economic health of our customers; our dependence on outside suppliers of raw materials and recent increases in the cost of aluminum, steel, petroleum-related products and other raw materials; the need to service our indebtedness; and those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A. Risk Factors,” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2005, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$3,127	$6,147
Accounts receivable, net of allowance for doubtful accounts of $2,158 and $1,834 at June 30, 2006 and December 31, 2005, respectively	72,581	65,792
Inventories, net	47,194	38,318
Prepaid expenses and other	3,770	739
Current assets of discontinued operations held for sale	747	2,422
Total current assets	127,419	113,418
PROPERTY, PLANT, AND EQUIPMENT, net	19,389	17,443
GOODWILL, net	11,619	11,619
OTHER ASSETS	1,074	1,443
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	377	647
	$159,878	$144,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,569	$1,595
Accounts payable	49,249	45,352
Accrued liabilities and other	10,041	9,821
Current liabilities of discontinued operations held for sale	4,964	6,244
Total current liabilities	65,823	63,012
LONG-TERM OBLIGATIONS, less current portion	16,137	16,803
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 11,355,866 and 11,297,474 outstanding at June 30, 2006 and December 31, 2005, respectively	114	113
Additional paid-in capital	158,651	157,996
Accumulated deficit	(82,457)	(93,882)
Accumulated other comprehensive income	1,610	528
Total shareholders’ equity	77,918	64,755
	$159,878	$144,570

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$91,923	$92,938	$185,359	$169,834

COSTS AND EXPENSES:
Costs of operations	78,062	79,461	157,353	147,375
Selling, general and administrative expenses	6,400	6,175	12,984	11,681
Interest expense, net	968	1,200	1,802	2,363
Total costs and expenses	85,430	86,836	172,139	161,419
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,493	6,102	13,220	8,415
INCOME TAX PROVISION	951	903	1,795	1,145
INCOME FROM CONTINUING OPERATIONS	5,542	5,199	11,425	7,270
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	-	(34)	-	(80)
Income tax provision	-	-	-	-
Loss from discontinued operations	-	(34)	-	(80)
NET INCOME	$5,542	$5,165	$11,425	$7,190
BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.49	$0.46	$1.01	$0.65
Loss from discontinued operations	-	-	-	-
Basic income per common share	$0.49	$0.46	$1.01	$0.65
DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.48	$0.45	$0.99	$0.64
Loss from discontinued operations	-	-	-	-
Diluted income per common share	$0.48	$0.45	$0.99	$0.64
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,337	11,197	11,323	11,195
Diluted	11,593	11,401	11,596	11,409

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$11,425	$7,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	80
Depreciation and amortization	1,421	1,565
Amortization of deferred financing costs	61	266
Provision for doubtful accounts	255	234
Stock-based compensation	154	-
Issuance of non-employee director shares	75	75
Deferred income tax provision	-	(19)
Changes in operating assets and liabilities:
Accounts receivable	(6,276)	(15,651)
Inventories	(7,842)	(4,769)
Prepaid expenses and other	(2,996)	(1,486)
Accounts payable	2,972	10,961
Accrued liabilities and other	(77)	2,470
Net cash provided by (used in) operating activities from continuing operations	(828)	916
Net cash provided by (used in) operating activities from discontinued operations	664	(909)
Net cash provided by (used in) operating activities	(164)	7
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,179)	(490)
Proceeds from sale of property, plant and equipment	35	-
Payments received on notes receivables	115	117
Net cash used in investing activities from continuing operations	(3,029)	(373)
Net cash provided by investing activities from discontinued operations	25	123
Net cash used in investing activities	(3,004)	(250)
FINANCING ACTIVITIES:
Net borrowings under senior credit facility	5,000	20,814
Borrowings under subordinated credit facility	-	5,707
Payments under subordinated credit facility	(5,000)	-
Net payments under former credit facility	-	(20,580)
Payments on long-term obligations	(817)	(1,127)
Borrowings under long-term obligations	91	12
Additions to deferred financing costs	(4)	(324)
Termination of interest rate swap	-	57
Proceeds from the exercise of stock options	426	89
Net cash (used in) provided by financing activities from continuing operations	(304)	4,648
Net cash used in financing activities from discontinued operations	-	(834)
Net cash (used in) provided by financing activities	(304)	3,814
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	472	(288)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,000)	3,283
CASH AND TEMPORARY INVESTMENTS, beginning of period	6,147	2,812
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	23	574
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	43	-
CASH AND TEMPORARY INVESTMENTS, end of period	$3,127	$6,669
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,925	$2,204
Cash payments for income taxes	$2,392	$304

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 256,000 and 204,000 potential dilutive common shares for the three months ended June 30, 2006 and 2005, respectively, and 273,000 and 214,000 potential dilutive common shares for the six months ended June 30, 2006 and 2005, respectively. Options to purchase approximately 67,000 and 259,000 shares of common stock, which were outstanding during each of the three and six month periods ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Chassis	$2,623	$2,346
Raw materials	19,695	16,654
Work in process	13,824	10,989
Finished goods	11,052	8,329
	$47,194	$38,318

4.	LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its continuing and discontinued operations to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following for continuing operations at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Outstanding borrowings under Senior Credit Facility	$10,600	$6,300
Outstanding borrowings under Junior Credit Facility	5,000	10,000
Mortgage, equipment and other notes payable	2,106	2,098
	17,706	18,398
Less current portion	(1,569)	(1,595)
	$16,137	$16,803

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

In May 2006, the Company repaid $5 million of the subordinated debt under the Junior Credit Facility using additional borrowings under the Senior Credit Facility Revolver.

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

Future maturities of long-term obligations (with no outstanding amounts related to discontinued operations) at June 30, 2006 are as follows (in thousands):

2007	$1,569
2008	6,567
2009	6,475
2010	3,092
2011	3
$17,706

6.	RELATED PARTY TRANSACTIONS

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

Other than the transactions under the Exchange Agreement, the Company did not engage in any transactions with Harbourside. The Company paid Harbourside approximately $193,000 in interest expense on the subordinated holdings for the six months ended June 30, 2005.

Other than the transactions relating to the subordinated debt and the warrants, which it purchased without the Company’s involvement, Contrarian has no relationship with the Company or Harbourside.

Credit Facilities

Former Senior Credit Facility. Under the Company’s former senior credit facility, which was structured as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans, CIT and Mr. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan was subordinated to that of CIT. The Company paid Mr. Miller approximately $654,000 in interest expense related to his portion of the former senior credit facility for the six months ended June 30, 2005.

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

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside was dissolved, and it distributed all of its shares of the Company’s common stock to its partners. In connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. The Company paid Mr. Miller approximately $455,000 in interest on the Junior Credit Facility during 2006. Additionally, approximately $38,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at June 30, 2006 and December 31, 2005.

In May 2006, the Company repaid $5.0 million of subordinated debt under the Junior Credit Facility. This repayment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

DataPath, Inc.

In October 2004, the Company began a project with DataPath, Inc (“DataPath”), a provider of satellite communications, to assist in the design and engineering of mobile communication trailers for military application. DataPath is a company in which Mr. Miller and one of the Company’s other directors held a minority interest and on whose board they also served. In May 2005, the Company entered into a new agreement with DataPath calling for the Company to manufacture and sell to it all of its requirements for this type of equipment during the five-year term of the agreement. Total revenue to the Company from these transactions was approximately $1.6 million and $7.5 million, and $5.7 million and $10.4 million, for the three and six month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, approximately $944,000 and $2,311,000, respectively, are included in accounts receivable for amounts due from DataPath. During the second quarter of 2006, Mr. Miller and the Company’s other director resigned from Datapath’s board, and, as of July 31, 2006, had reduced their collective interest in Datapath to less than 5%.

7.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method. This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests. During the three and six months ended June 30, 2006, the Company recorded approximately $77,000 and $154,000, respectively, in compensation expense related to its stock-based compensation. Operating income and net income was also reduced by this amount. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the provisions of APB No. 25, no compensation expense is recorded when the terms of the grant are fixed and the option exercise prices are equal to the market value of the common stock on the date of the grant. Disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” were adopted. Had compensation costs been accounted for based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s prior year net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income available to common shareholders, as reported	$5,165	$7,190
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(168)
Net income available to common shareholders, pro forma	$5,081	$7,022
Income per common share:
Basic, as reported	$0.46	$0.65
Basic, pro forma	$0.45	$0.63
Diluted, as reported	$0.45	$0.64
Diluted, pro forma	$0.45	$0.62

The Company did not issue any stock options during the six months ended June 30, 2006. As of June 30, 2006, the Company had $539,000 of unrecognized compensation expense related to stock options, with approximately $154,000 to be expensed during the remainder of 2006, and $308,000 and $77,000 to be expensed in 2007 and 2008, respectively. The Company issued approximately 55,000 shares of common stock during the six months ended June 30, 2006 from the exercise of stock options. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 6 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral that Company could be required to purchase was approximately $25.9 million at June 30, 2006, and $18.4 million at December 31, 2005.

At June 30, 2006, the Company had commitments of approximately $5.4 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2006.

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

The Company maintains a full valuation allowance against its net deferred tax asset from continuing and discontinued operations. The valuation allowance reflects the Company’s recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized as a result of future taxable income. The balance of the valuation allowance was $5.3 million and $8.8 million at June 30, 2006 and December 31, 2005, respectively.

10.	COMPREHENSIVE INCOME

The Company had comprehensive income of $6.1 million and $4.5 million for the three months ended June 30, 2006 and 2005, respectively; and $12.2 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively.

11.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales:
North America	$73,535	$74,277	$151,052	$134,382
Foreign	18,388	18,661	34,307	35,452
	$91,923	$92,938	$185,359	$169,834

	June 30, 2006	December 31, 2005
Long Lived Assets:
North America	$28,323	$26,665
Foreign	2,728	2,509
	$31,051	$29,174

No single customer accounted for 10% or more of consolidated net sales for the three or six months ended June 30, 2006 and 2005.

12.	DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The Company disposed of substantially all of the assets of its towing services segment in 2003, and sold all of its distributor locations by the end of 2005. As of June 30, 2006 there are miscellaneous assets remaining from previous towing services market and distributor location sales.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at June 30, 2006 and December 31, 2005. The statements of operations and related financial statement disclosures for all prior years have been restated to present the towing services segment and the distribution group as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributed to these businesses, as well as an allocation of corporate debt.

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

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and six months ended June 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$73	$-	$73	$3,050	$-	$3,050
Operating income (loss)	$-	$-	$-	$(34)	$-	$(34)
Loss from discontinued operations	$-	$-	$-	$(34)	$-	$(34)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$360	$-	$360	$5,506	$-	$5,506
Operating income (loss)	$-	$-	$-	$(96)	$16	$(80)
Loss from discontinued operations	$-	$-	$-	$(96)	$16	$(80)

The following assets and liabilities are reclassified as held for sale at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$44	$-	$44	$23	$-	$23
Accounts receivable, net	236	426	662	1,774	401	2,175
Inventories	35	-	35	187	-	187
Prepaid expenses and other current assets	6	-	6	37	-	37
Current assets of discontinued operations held for sale	$321	$426	$747	$2,021	$401	$2,422
Property, plant and equipment	$-	$377	$377	$-	$647	$647
Noncurrent assets of discontinued operations held for sale	$-	$377	$377	$-	$647	$647
Other current liabilities	$65	$4,899	$4,964	$273	$5,971	$6,244
Current liabilities of discontinued operations held for sale	$65	$4,899	$4,964	$273	$5,971	$6,244

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also gives guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 31, 2006. We are in the process of evaluating the impact that FIN 48 will have on the Company’s financial statements.

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

During 2006, our revenues continued to be positively affected by strong overall demand for our products resulting from general economic improvements. In addition, we continued to manufacture heavy-duty towing and recovery units for several military and governmental orders for towing and recovery equipment. While we continue to increase production of our commercial lines, the timing of the receipt of additional military orders as well as the timing of deliveries of chassis and other wrecker components could have short-term effects on the timing of production and revenue over the remainder of the year.

We have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials. Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future. As we determined necessary, we implemented price increases to offset these higher costs. We also began to develop alternatives to the components used in our production process that incorporate these raw materials. We have shared several of these alternatives with our major component part suppliers, some of whom have begun to implement them in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

In June 2005, we entered into a new $27.0 million senior credit facility with Wachovia Bank, National Association. Proceeds from this new senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman and Co-Chief Executive Officer, under our former senior credit facility, and as a result, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt. The interest rates under the new senior credit facility reflect substantial reductions from the rates on our former senior credit facility. At June 30, 2006 and December 31, 2005, the balance under our senior credit facility was $10.6 million and $6.3 million. This level of indebtedness represents a significant decrease in our overall indebtedness from prior periods. In June 2005, we also amended our junior credit facility by adding an additional loan which increased our subordinated debt from $4.2 million to $10.0 million. The maturity date on the junior credit facility was extended to September 17, 2008, and the loans under the facility continue to bear interest at a rate equal to 9.0%. Mr. Miller, as successor to Harbourside Investments, LLLP (an entity that he controlled until its liquidation and distribution in May 2005) is now the sole lender under our amended junior credit facility. In May 2006, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under our the revolving portion of our senior credit facility.

We recently announced plans to expand our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania. We believe this project will position the company to more effectively face the challenges of the global marketplace in the future.

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

Valuation of long-lived assets and goodwill

Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management or, if available independent appraisals or sales price negotiations. The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions; and industry competition and general economic and business conditions among other factors. We believe that these estimates are reasonable; however, changes in any of these factors could affect these evaluations. Based on these estimations, we believe that our long-lived assets are appropriately valued.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinued operations. The allowance reflects our recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances. The balance of the valuation allowance was $5.3 million and $8.8 million at June 30, 2006 and December 31, 2005, respectively.

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

Results of Operations-Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Continuing Operations

Net sales of continuing operations for the three months ended June 30, 2006, decreased 1.1% to $91.9 million from $92.9 million for the comparable period in 2005. This decrease was attributable to lower production levels of mobile communication trailers for DataPath and wreckers for the Australian military, which were lower by $5.9 million and $4.4 million, respectively, in the second quarter of 2006 as compared to the second quarter of 2005. This decrease was offset substantially by increases in production and sales of our other products.

Costs of continuing operations for the three months ended June 30, 2006, decreased 1.8% to $78.1 million from $79.5 million for the comparable period in 2005, which was attributable to slightly lower production levels in the second quarter of 2006 as compared to the prior year period. Overall, costs of continuing operations decreased as a percentage of sales from 85.5% to 84.9%.

Selling, general, and administrative expenses for the three months ended June 30, 2006, increased to $6.4 million from $6.2 million for the three months ended June 30, 2005. Approximately 35% of this increase is attributable to increased expenses related to our stock-based compensation, with the remainder being attributable to other personnel-related expenses. As a percentage of sales, selling, general, and administrative expenses increased to 7.0% for the three months ended June 30, 2006 from 6.6% for the three months ended June 30, 2005.

The provision for income taxes for the three months ended June 30, 2006 and 2005 reflects the combined effective U.S. federal, state and foreign tax rate of 14.7% and 14.8%, respectively.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $3.0 million to $0.1 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005. We sold all remaining distributor locations in December 2005.

Costs of sales as a percentage of net sales for the distribution group was 86.3% for the three months ended June 30, 2006 compared to 92.5% for the three months ended June 30, 2005.

Selling, general and administrative expenses as a percentage of sales was 13.7% for the distribution group for the three months ended June 30, 2006 compared to 8.6% for the three months ended June 30, 2005.

Interest Expense

Our total interest expense for continuing operations decreased to $1.0 million for the three months ended June 30, 2006 from $1.2 million for the comparable year-ago period. Decreases in interest expense were primarily the result of lower debt levels coupled with lower interest rates on the new senior credit facility. No interest expense was incurred for discontinued operations for 2006 or 2005.

Results of Operations -Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Continuing Operations

Net sales of continuing operations for the six months ended June 30, 2006, increased 9.1% to $185.4 million from $169.8 million for the comparable period in 2005. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels.

Costs of continuing operations for the six months ended June 30, 2006, increased 6.8% to $157.4 million from $147.4 million for the comparable period in 2005 due to increases in productivity as demand for our products increased. Costs of continuing operations decreased as a percentage of sales from 86.8% to 84.9%.

Selling, general, and administrative expenses for the six months ended June 30, 2006, increased to $13.0 million from $11.7 million for the six months ended June 30, 2005, which was primarily attributable to higher overall sales and production levels. Approximately 12% of this increase is attributable to increased expenses related to our stock-based compensation. As a percentage of sales, selling, general, and administrative expenses increased to 7.0% for the six months ended June 30, 2006 from 6.9% for the six months ended June 30, 2005.

The provision for income taxes for continuing operations for the six months ended June 30, 2006, reflects the combined effective US federal, state and foreign tax rate of 13.6%. The provision for the six months ended June 30, 2005 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased $5.1 million to $0.4 million for the six months ended June 30, 2006 from $5.5 million for the six months ended June 30, 2005. We sold all remaining distributor locations in December 2005.

Costs of sales as a percentage of net sales for the distribution group was 92.2% for the six months ended June 30, 2006 compared to 90.1% for the six months ended June 30, 2005.

Selling, general and administrative expenses as a percentage of sales was 7.8% for the distribution group for the six months ended June 30, 2006 compared to 11.7% for the six months ended June 30, 2005.

Interest Expense

Our total interest expense for continuing operations decreased to $1.8 million for the six months ended June 30, 2006 from $2.4 million for the comparable year-ago period. Decreases in interest expense were primarily the result of lower debt levels coupled with lower interest rates on our new senior credit facility. No interest expense was incurred for discontinued operations for 2006 or 2005.

Liquidity and Capital Resources

Cash used in operating activities was $0.2 million for the six months ended June 30, 2006, compared to $0.0 million for the comparable period of 2005. The cash used in operating activities for the six months ended June 30, 2006 reflects increases in accounts receivable and inventory directly related to our revenue increases and increases in accounts payable and accruals to support increased production levels.

Cash used in investing activities was $3.0 million for the six months ended June 30, 2006, compared to $0.2 million for the comparable period in 2005. The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $0.3 million for the six months ended June 30, 2006 compared to $3.8 million provided by financing activities the comparable period in the prior year. The cash used in financing activities in 2006 paid down our term loan and repaid other outstanding long-term debt and capital lease obligations.

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

We recently determined to expand our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania as a result of the increases in demand for our products. The cost of these projects is anticipated to be approximately $10 million. At June 30, 2006, the Company had commitments of approximately $5.4 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2006. We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

Additionally, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under our the revolving portion of our senior credit facility.

In addition to our planned expansion, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our credit facilities. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at June 30, 2006 and borrowings from unused availability under our credit facilities. We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2006.

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

In May 2006, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under our the revolving portion of our senior credit facility.

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

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2006. We also had approximately $2.2 million in non-cancelable operating lease obligations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2006, we held our annual meeting of shareholders. As of the record date for the annual meeting, April 13, 2006, there were 11,347,636 shares issued, outstanding and entitled to vote at the annual meeting of shareholders. Represented at the meeting in person or by proxy were 10,215,316 shares of common stock representing approximately 90.0% of the shares of common stock outstanding as of April 13, 2006.

Votes cast for or withheld at the annual meeting regarding the election of five (5) directors for a term of one (1) year were as follows:

Name	For	Withheld
Jeffrey I. Badgley	10,074,681	140,635
A. Russell Chandler, III	10,074,406	140,910
Paul E. Drack	10,174,678	40,638
William G. Miller	8,773,019	1,442,297
Richard H. Roberts	10,201,449	13,867

ITEM 5.    OTHER INFORMATION

At a meeting on May 8, 2006, our board of directors approved the payment of fees to our non-employee directors for attendance at meetings of the board and its committees. Each of our non-employee directors will receive $3,000 for each board meeting that he attends, and $1,000 for each board committee meeting that he attends, in each case whether in person or by telephone. These meeting attendance fees are in addition to the annual compensation currently provided to our non-employee directors.

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

Date: August 8, 2006