Form 10-Q
period 2006-09-30
MILLER INDUSTRIES INC /TN/
filed 2006-11-08
CIK 924822

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	0-24298

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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

☐      Yes     ☒      No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2006 was 11,363,841.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$4,550	$6,147
Accounts receivable, net of allowance for doubtful accounts of $2,425 and $1,834 at September 30, 2006 and December 31, 2005, respectively	79,136	65,792
Inventories, net	46,559	38,318
Prepaid expenses and other	2,285	739
Current assets of discontinued operations held for sale	675	2,422
Total current assets	133,205	113,418
PROPERTY, PLANT, AND EQUIPMENT, net	22,190	17,443
GOODWILL, net	11,619	11,619
OTHER ASSETS	970	1,443
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	377	647
	$168,361	$144,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,586	$1,595
Accounts payable	53,031	45,352
Accrued liabilities and other	10,283	9,821
Current liabilities of discontinued operations held for sale	4,831	6,244
Total current liabilities	69,731	63,012
LONG-TERM OBLIGATIONS, less current portion	13,805	16,803
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 11,363,521 and 11,297,474 outstanding at September 30, 2006 and December 31, 2005, respectively	114	113
Additional paid-in capital	158,787	157,996
Accumulated deficit	(75,760)	(93,882)
Accumulated other comprehensive income	1,684	528
Total shareholders’ equity	84,825	64,755
	$168,361	$144,570

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$107,364	$89,480	$292,723	$259,314

COSTS AND EXPENSES:
Costs of operations	92,228	76,051	249,582	223,426
Selling, general and administrative expenses	6,632	6,214	19,615	17,895
Interest expense, net	851	853	2,653	3,216
Total costs and expenses	99,711	83,118	271,850	244,537
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,653	6,362	20,873	14,777
INCOME TAX PROVISION	967	910	2,761	2,055
INCOME FROM CONTINUING OPERATIONS	6,686	5,452	18,112	12,722
DISCONTINUED OPERATIONS:
Loss from discontinued operations, before taxes	-	(30)	-	(110)
Income tax provision	-	-	-	-
Loss from discontinued operations	-	(30)	-	(110)
NET INCOME	$6,686	$5,422	$18,112	$12,612
BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.59	$0.49	$1.60	$1.14
Loss from discontinued operations	-	-	-	(0.01)
Basic income per common share	$0.59	$0.49	$1.60	$1.13
DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.58	$0.47	$1.56	$1.11
Loss from discontinued operations	-	-	-	(0.01)
Diluted income per common share	$0.58	$0.47	$1.56	$1.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,360	11,234	11,334	11,209
Diluted	11,577	11,505	11,589	11,447

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$18,112	$12,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	110
Depreciation and amortization	2,119	2,322
Amortization of deferred financing costs	92	293
Provision for doubtful accounts	771	480
Stock-based compensation	231	-
Issuance of non-employee director shares	75	75
Deferred income tax provision	-	(49)
Changes in operating assets and liabilities:
Accounts receivable	(13,391)	(15,092)
Inventories	(7,227)	(2,722)
Prepaid expenses and other	(1,501)	(133)
Accounts payable	6,771	8,794
Accrued liabilities and other	208	2,177
Net cash provided by operating activities from continuing operations	6,260	8,867
Net cash provided by (used in) operating activities from discontinued operations	658	(1,523)
Net cash provided by operating activities	6,918	7,344
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,689)	(831)
Proceeds from sale of property, plant and equipment	91	-
Payments received on notes receivables	171	164
Net cash used in investing activities from continuing operations	(6,427)	(667)
Net cash provided by investing activities from discontinued operations	25	123
Net cash used in investing activities	(6,402)	(544)
FINANCING ACTIVITIES:
Net borrowings under senior credit facility	3,000	17,127
Borrowings under subordinated credit facility	-	5,707
Payments under subordinated credit facility	(5,000)	-
Net payments under former credit facility	-	(21,401)
Payments on long-term obligations	(1,202)	(1,558)
Borrowings under long-term obligations	168	-
Additions to deferred financing costs	(4)	(386)
Termination of interest rate swap	-	57
Proceeds from the exercise of stock options	484	486
Net cash (used in) provided by financing activities from continuing operations	(2,554)	32
Net cash used in financing activities from discontinued operations	-	(2,140)
Net cash used in financing activities	(2,554)	(2,108)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	520	(277)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,518)	4,415
CASH AND TEMPORARY INVESTMENTS, beginning of period	6,147	2,812
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	23	574
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	102	98
CASH AND TEMPORARY INVESTMENTS, end of period	$4,550	$7,703
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,866	$3,032
Cash payments for income taxes	$3,044	$568

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

2.    BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 217,000 and 271,000 potential dilutive common shares for the three months ended September 30, 2006 and 2005, respectively, and 254,000 and 238,000 potential dilutive common shares for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, options to purchase approximately 103,000 and 153,000 shares, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, options to purchase approximately 61,000 and 153,000 shares, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.    INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Chassis	$3,755	$2,346
Raw materials	18,926	16,654
Work in process	14,571	10,989
Finished goods	9,307	8,329
	$46,559	$38,318

4.    LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of the long-lived assets and goodwill in both its continuing and discontinued operations to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.    LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following for continuing operations at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Outstanding borrowings under Senior Credit Facility	$8,250	$6,300
Outstanding borrowings under Junior Credit Facility	5,000	10,000
Mortgage, equipment and other notes payable	2,141	2,098
	15,391	18,398
Less current portion	(1,586)	(1,595)
	$13,805	$16,803

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

Future maturities of long-term obligations (with no outstanding amounts related to discontinued operations) at September 30, 2006 are as follows (in thousands):

2007	$1,586
2008	9,579
2009	1,499
2010	2,725
2011	2
$15,391

6.	RELATED PARTY TRANSACTIONS

Credit Facilities

Former Senior Credit Facility. Under the Company’s former senior credit facility, which was structured as a $15.0 million revolving facility and $12.0 million and $5.0 million term loans, CIT and William G. Miller constituted the senior lenders to the Company, with CIT holding 62.5% of such loan and Mr. Miller participating in 37.5% of the loan. Mr. Miller’s portion of the loan was subordinated to that of CIT. The Company paid Mr. Miller approximately $654,000 in interest expense related to his portion of the former senior credit facility for the nine months ended September 30, 2005.

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

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside Investments, LLLP, a limited liability limited partnership of which several of the Company’s executive officers and directors were partners, and which was the former lender under the Company’s Junior Credit Facility, was dissolved, and in connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. The Company paid approximately $133,000 and $188,000 in interest expense on the Junior Credit Facility for the three months ended September 30, 2006 and 2005, respectively, which included $18,000 paid to Harbourside in 2005, with the remainder paid to Mr. Miller. For the nine months ended September 30, 2006 and 2005, the Company paid $570,000 and $188,000 in interest of which $211,000 was paid to Harbourside in the 2005 nine-month period, with the remainder paid to Mr. Miller. Additionally, approximately $38,000 and $77,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at September 30, 2006 and December 31, 2005, respectively.

In May 2006, the Company repaid $5.0 million of subordinated debt under the Junior Credit Facility. This repayment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

For additional information regarding these related party transactions, please refer to Notes 4 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

DataPath, Inc.

In October 2004, the Company began a project with DataPath, Inc (“DataPath”), a provider of satellite communications, to assist in the design and engineering of mobile communication trailers for military application. DataPath is a company in which Mr. Miller and one of the Company’s other directors held a minority interest and on whose board they also served. In May 2005, the Company entered into a new agreement with DataPath calling for the Company to manufacture and sell to it all of its requirements for this type of equipment during the five-year term of the agreement. During the second quarter of 2006, Mr. Miller and the Company’s other director resigned from Datapath’s board, and, as of September 30, 2006, had reduced their collective interest in Datapath to less than 4%.

7.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method. This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests. During the three and nine months ended September 30, 2006, the Company recorded approximately $77,000 and $231,000, respectively, in compensation expense related to its stock-based compensation. Operating income and net income was also reduced by this amount. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income available to common shareholders, as reported	$5,422	$12,612
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(252)
Net income available to common shareholders, pro forma	$5,338	$12,360
Income per common share:
Basic, as reported	$0.49	$1.13
Basic, pro forma	$0.48	$1.10
Diluted, as reported	$0.47	$1.10
Diluted, pro forma	$0.46	$1.08

The Company did not issue any stock options during the nine months ended September 30, 2006. As of September 30, 2006, the Company had $462,000 of unrecognized compensation expense related to stock options, with approximately $77,000 to be expensed during the remainder of 2006, and $308,000 and $77,000 to be expensed in 2007 and 2008, respectively. The Company issued approximately 62,000 shares of common stock during the nine months ended September 30, 2006 from the exercise of stock options. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 6 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral that Company could be required to purchase was approximately $27.8 million at September 30, 2006, and $18.4 million at December 31, 2005.

At September 30, 2006, the Company had commitments of approximately $2.4 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2006.

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

The Company has maintained a full valuation allowance against its net deferred tax asset from continuing and discontinued operations. The valuation allowance reflects the Company’s recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized as a result of future taxable income. The balance of the valuation allowance was $3.3 million and $8.8 million at September 30, 2006 and December 31, 2005, respectively. In 2006, the Company anticipates the recognition of significant additional net operating losses from the recovery of the Company’s tax investment in certain discontinued operations.

10.	COMPREHENSIVE INCOME

The Company had comprehensive income of $6.8 million and $5.3 million for the three months ended September 30, 2006 and 2005, respectively; and $19.3 million and $11.7 million for the nine months ended September 30, 2006 and 2005, respectively. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

11.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales:
North America	$87,057	$71,335	$238,109	$205,717
Foreign	20,307	18,145	54,614	53,597
	$107,364	$89, 480	$292,723	$259,314

	September 30, 2006	December 31, 2005
Long Lived Assets:
North America	$31,138	$26,665
Foreign	2,678	2,509
	$33,816	$29,174

No single customer accounted for 10% or more of consolidated net sales for the three or nine months ended September 30, 2006 and 2005.

12.	DISCONTINUED OPERATIONS

During the fourth quarter of the year ended December 31, 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. The Company disposed of substantially all of the assets of its towing services segment in 2003, and sold all of its distributor locations by the end of 2005. As of September 30, 2006 there are miscellaneous assets remaining from previous towing services market and distributor location sales.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements at September 30, 2006 and December 31, 2005.

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. As a result of the bankruptcy proceedings, management anticipates that RoadOne, Inc. will be deconsolidated from the Company’s consolidated financial statements by December 31, 2006.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three and nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$25	$-	$25	$3,238	$-	$3,238
Operating income (loss)	$-	$-	$-	$(30)	$-	$(30)
Loss from discontinued operations	$-	$-	$-	$(30)	$-	$(30)

	Nine Months Ended September 30, 2006			Nine Months Ended June 30, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Net sales	$385	$-	$385	$8,744	$-	$8,744
Operating income (loss)	$-	$-	$-	$(130)	$16	$(114)
Loss from discontinued operations	$-	$-	$-	$(110)	$-	$(110)

The following assets and liabilities are classified as held for sale at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
	Dist.	Towing	Total	Dist.	Towing	Total
Cash and temporary investments	$102	$-	$102	$23	$-	$23
Accounts receivable, net	166	401	567	1,774	401	2,175
Inventories	-	-	-	187	-	187
Prepaid expenses and other current assets	6	-	6	37	-	37
Current assets of discontinued operations held for sale	$274	$401	$675	$2,021	$401	$2,422
Property, plant and equipment	$-	$377	$377	$-	$647	$647
Noncurrent assets of discontinued operations held for sale	$-	$377	$377	$-	$647	$647
Other current liabilities	$48	$4,783	$4,831	$273	$5,971	$6,244
Current liabilities of discontinued operations held for sale	$48	$4,783	$4,831	$273	$5,971	$6,244

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement was effective for accounting changes and correction of errors made after January 1, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements and the effect on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact SFAS No. 157 will have on the Company’s financial statements.

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The Company does not believe that the application of SAB No. 108 will have a material effect on the Company’s results of operations or financial position.

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, the cost of raw materials (including aluminum, steel and petroleum related products) and general economic conditions.

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

In June 2005, we entered into a new $27.0 million senior credit facility with Wachovia Bank, National Association. Proceeds from this new senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman and Co-Chief Executive Officer, under our former senior credit facility, and as a result, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt. The interest rates under the new senior credit facility reflect substantial reductions from the rates on our former senior credit facility. In June 2005, we also amended our junior credit facility by adding an additional loan which increased our subordinated debt from $4.2 million to $10.0 million. The maturity date on the junior credit facility was extended to September 17, 2008, and the loans under the facility continue to bear interest at a rate equal to 9.0%. Mr. Miller, as successor to Harbourside Investments, LLLP (an entity that he controlled until its liquidation and distribution in May 2005) is now the sole lender under our amended junior credit facility.  In May 2006, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under our the revolving portion of our senior credit facility.  Total senior and junior debt at September 30, 2006 and December 31, 2005 was $13.3 million and $16.3 million, respectively. This level of indebtedness represents a significant decrease in our overall indebtedness from prior periods.

We are currently expanding our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania. We believe this project will position the company to more effectively face the challenges of the global marketplace in the future.

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

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. Although Miller Industries, Inc. was the largest creditor of RoadOne, Inc., the filing is not expected to have a material adverse effect on our consolidated financial position or results of operations. As a result of the bankruptcy proceedings, management anticipates that RoadOne, Inc. will be deconsolidated from the Company’s consolidated financial statements by December 31, 2006.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. We currently have a full valuation allowance against our net deferred tax assets from continuing and discontinued operations. The allowance reflects our recognition that cumulative losses in recent years indicate that it is unclear whether certain future tax benefits will be realized through future taxable income. Differences between the effective tax rate and the expected tax rate are due primarily to changes in deferred tax asset valuation allowances. The balance of the valuation allowance was $3.3 million and $8.8 million at September 30, 2006 and December 31, 2005, respectively. In 2006, the Company anticipates the recognition of significant additional net operating losses from the recovery of the Company’s tax investment in certain discontinued operations.

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

Results of Operations-Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Continuing Operations

Net sales of continuing operations for the three months ended September 30, 2006, increased 20.0% to $107.4 million from $89.5 million for the comparable period in 2005. This increase was attributable to continuing overall improvements in market conditions with increases in demand leading to increases in production levels.

Costs of continuing operations for the three months ended September 30, 2006, increased 21.3% to $92.2 million from $76.1 million for the comparable period in 2005, which was attributable to increases in demand and production. Overall, costs of continuing operations increased slightly as a percentage of sales from 84.9% to 85.9% because of product mix.

Selling, general, and administrative expenses for the three months ended September 30, 2006, increased to $6.6 million from $6.2 million for the three months ended September 30, 2005. Approximately 18% of this increase is attributable to increased expenses related to our stock-based compensation, with the remainder being attributable to other personnel-related expenses and other expenses associated with higher sales volume. As a percentage of sales, selling, general, and administrative expenses decreased to 6.2% for the three months ended September 30, 2006 from 6.9% for the three months ended September 30, 2005.

The provision for income taxes for the three months ended September 30, 2006 and 2005 reflects the combined effective U.S. federal, state and foreign tax rate of 12.6% and 14.3%, respectively.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased to $25,000 for the three months ended September 30, 2006 from $3.2 million for the three months ended September 30, 2005. We sold all remaining distributor locations in December 2005.

Costs of sales as a percentage of net sales for the distribution group was 100.0% for the three months ended September 30, 2006 compared to 91.5% for the three months ended September 30, 2005.

Selling, general and administrative expenses as a percentage of sales was 0.0% for the distribution group for the three months ended September 30, 2006 compared to 9.3% for the three months ended September 30, 2005.

Interest Expense

Our total interest expense for continuing operations remained constant at $0.9 million for the three months ended September 30, 2006 and 2005. No interest expense was incurred for discontinued operations for 2006 or 2005.

Results of Operations - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Continuing Operations

Net sales of continuing operations for the nine months ended September 30, 2006, increased 12.9% to $292.7 million from $259.3 million for the comparable period in 2005. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels.

Costs of continuing operations for the nine months ended September 30, 2006, increased 11.7% to $249.6 million from $223.4 million for the comparable period in 2005 due to increases in productivity as demand for our products increased. Costs of continuing operations decreased as a percentage of sales from 86.2% to 85.3% as demand and production increased.

Selling, general, and administrative expenses for the nine months ended September 30, 2006, increased to $19.6 million from $17.9 million for the nine months ended September 30, 2005, which was primarily attributable to higher overall sales and production levels. Approximately 13.0% of this increase is attributable to increased expenses related to our stock-based compensation. As a percentage of sales, selling, general, and administrative expenses decreased to 6.7% for the nine months ended September 30, 2006 from 6.9% for the nine months ended September 30, 2006.

The provision for income taxes for continuing operations for the nine months ended September 30, 2006, reflects the combined effective US federal, state and foreign tax rate of 13.2%. The provision for the nine months ended September 30, 2005 reflects a similar effective US federal and state rate, plus additional taxes on foreign income for the period.

Discontinued Operations

Net sales from the distribution group of the discontinued operations decreased to $385,000 for the nine months ended September 30, 2006 from $8.7 million for the nine months ended September 30, 2005. We sold all remaining distributor locations in December 2005.

Costs of sales as a percentage of net sales for the distribution group was 92.7% for the nine months ended September 30, 2006 compared to 90.6% for the nine months ended September 30, 2005.

Selling, general and administrative expenses as a percentage of sales was 8.8% for the distribution group for the nine months ended September 30, 2006 compared to 10.8% for the nine months ended September 30, 2005.

Interest Expense

Our total interest expense for continuing operations decreased to $2.7 million for the nine months ended September 30, 2006 from $3.2 million for the comparable year-ago period. Decreases in interest expense were primarily the result of lower debt levels coupled with lower interest rates on our new senior credit facility. No interest expense was incurred for discontinued operations for 2006 or 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $6.9 million for the nine months ended September 30, 2006, compared to $7.3 million for the comparable period of 2005. The cash provided by operating activities for the nine months ended September 30, 2006 reflects increases in profitability partially offset by increases in accounts receivable and inventory directly related to our revenue increases and increases in accounts payable to support increased productivity.

Cash used in investing activities was $6.4 million for the nine months ended September 30, 2006, compared to $0.5 million for the comparable period in 2005. The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $2.6 million for the nine months ended September 30, 2006 compared to $2.1 million in comparable period in the prior year. The cash used in financing activities in 2006 paid down our term loan, funded the modernization of our facilities, and repaid other outstanding long-term debt.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities and to pay down other long-term debt. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products.

We recently began the expansion of our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania as a result of the increases in demand for our products. The cost of these projects is anticipated to be approximately $14 million. At September 30, 2006, the Company had commitments of approximately $2.4 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2006. We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

Additionally, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility.

In addition to our expansion, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our credit facilities. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2006 and borrowings from unused availability under our credit facilities. We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2006.

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

Junior Credit Facility

William G. Miller is the sole lender under our junior credit facility. Our junior credit facility is, by its terms, expressly subordinated only to our senior credit facility, and is secured by a second priority lien and security interest in substantially all of our other assets. The junior credit facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

The junior credit facility matures on September 17, 2008, and contains certain representations and warranties, covenants and events of default consistent with the representations and warranties, covenants and events of default in our Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the junior credit facility bear interest at a rate of 9.0% per annum.

In May 2006, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under our revolving portion of our senior credit facility.

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

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2006. We also had approximately $2.0 million in non-cancelable operating lease obligations.

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

Date: November 8, 2006