Form 10-K
period 2006-12-31
MILLER INDUSTRIES INC /TN/
filed 2007-03-14
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

☒ Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated    ☐ Filer Accelerated Filer    ☒    Non-accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $198,050,148 (based on 9,567,640 shares held by non-affiliates at $20.70 per share, the last sale price reported on the New York Stock Exchange on June 30, 2006).

At March 9, 2007 there were 11,516,014 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS

PART I

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

i

PART I

ITEM 1.	BUSINESS

General

Miller Industries is the world’s largest manufacturer of vehicle towing and recovery equipment, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

Since 1990, we have developed or acquired several of the most well-recognized brands in the towing and recovery equipment manufacturing industry. Our strategy has been to diversify our line of products and increase our presence in the industry by combining internal growth and development with acquisitions of complementary businesses.

In this Annual Report on Form 10-K, the words “Miller Industries,” “the Company,” “we,” “our,” “ours,” and “us” refer to Miller Industries, Inc., and its subsidiaries.

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. We frequently purchase the truck chassis for resale to our customers. Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 75-ton lifting capacities. Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.

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

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 75-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers. In addition, certain light duty wreckers are equipped with the “Express” automatic wheellift hookup device that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

Our wreckers range in capacity from 8 to 75 tons, and are characterized as light duty and heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty. Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy duty wreckers are used in commercial towing and recovery applications including overturned tractor trailers, buses, motor homes and other large vehicles.

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

Century®. The Century brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century line was started in 1974 and produces wreckers ranging from 8-ton light duty to 75-ton heavy duty models, and car carriers in lengths from 17½ to 30 feet. Management believes that the Century brand has a reputation as the industry’s leading product innovator.

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

Eagle®. Our Eagle products consist of light duty wreckers with the “Eagle Claw” hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The “Eagle Claw” hook-up system was originally developed for the repossession market. Since acquiring Eagle, we have upgraded the quality and features of the Eagle product line and expanded its recovery capability.

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

We have developed a diverse network of independent distributors, consisting of approximately 120 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets. In 2006, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national and regional trade shows. In order to focus our marketing efforts and to control marketing costs, we concentrate our efforts on five of the major trade shows each year. We work with our network of independent distributors to concentrate on various regional shows.

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

Towing Services - RoadOne

In 1997 we formed RoadOne, Inc. to build a national towing services network. However, in 2002 we made the decision to sell our towing services operations. As of December 31, 2003, all of the towing services operations had either been sold or closed, and as of December 31, 2006, there were no assets remaining from previous towing services market sales.

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustee’s final report was approved by the United States trustee, and we are awaiting receipt of the final decree from the court. As a result of the bankruptcy proceedings, RoadOne, Inc. was deconsolidated from our financial statements as of December 31, 2006. The deconsolidation resulted in a pre-tax, non-cash gain of $126,000.

Employees

We employed approximately 1,000 people as of December 31, 2006. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms is considered one of the most innovative developments in the wrecker industry. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. This technology, particularly the L-arms, is used in a majority of the commercial wreckers today. We hold a number of utility and design patents covering other of our products, including the Vulcan “scoop” wheel-retainer and the car carrier anti-tilt device. We have also obtained the rights to use and develop certain technologies owned or patented by others. Management believes that, until the patents on our technology expire, utilization of our patented technology without a license is an infringement of such patents. We have successfully litigated infringement lawsuits in which the validity of our patents on our technology was upheld, and successfully settled other lawsuits. Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all tow truck and car carrier manufacturers.

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

Name	Age	Position
William G. Miller	60	Chairman of the Board and Co-Chief Executive Officer
Jeffrey I. Badgley	54	President and Co-Chief Executive Officer
Frank Madonia	58	Executive Vice President, Secretary and General Counsel
J. Vincent Mish	56	Executive Vice President, Chief Financial Officer and President of Financial Services Group

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

The towing and recovery industry is cyclical in nature and has been affected historically by high interest rates, fuel costs, insurance costs, and economic conditions in general. Accordingly, an increase in interest rates, fuel costs or insurance costs, or a downturn in the economy, could have a material adverse effect on our operations. The industry also is influenced by consumer confidence and general credit availability, and by weather conditions, none of which is within our control.

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

A significant portion of our net sales and production in 2006 were outside the United States, primarily in Europe. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including British pounds and the Euro. We are subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

Projects to modernize and expand our manufacturing facilities, such as the ongoing projects at our Ooltewah, Tennessee and Hermitage, Pennsylvania manufacturing facilities, could adversely affect production at those facilities.

In 2006 we began projects to modernize and expand our Ooltewah, Tennessee and Hermitage, Pennsylvania manufacturing facilities. In addition, we continue to evaluate the need for similar projects at our other existing manufacturing facilities to allow us to better meet anticipated demand for our products. Although we have implemented a plan to minimize the impact of these modernization activities on our current production, construction delays and related problems could arise as a result of our expansion efforts. Construction or other related problems at any one of our facilities could result in manufacturing delays, and could otherwise adversely affect our ability to operate these facilities at full manufacturing capacity.

The need to service our indebtedness may affect the growth and profitability of our business.

As of January 31, 2007, our debt included approximately $4.6 million under our senior credit facility and $5.0 million under our junior credit facility. A portion of our cash flow from operations has been and will continue to be dedicated to service our debt. Using cash in this manner may affect our ability to grow our business and to take advantage of opportunities for growth. In addition, indebtedness may make us more vulnerable to general adverse economic and industry conditions.

The requirements and restrictions imposed by our credit facilities restrict our ability to operate our business, and failure to comply with these requirements and restrictions could adversely affect our business.

The terms of our senior credit facility and our junior credit facility restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our or their assets. Our credit facilities also require us to meet certain financial tests, and to comply with certain other reporting, affirmative and negative covenants.

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

Because of the amount of obligations outstanding under our credit facilities and the connection of the interest rate under such facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have an effect on our ability to satisfy our obligations under the credit facilities and increase our interest expense. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

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

In October 2005, our subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustee’s final report was approved by the United States trustee, and we are awaiting receipt of the final decree from the court.

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

From time to time, there may be significant volatility in the market price for our common stock. Our quarterly operating results, changes in earnings estimated by analysts, if any, changes in general conditions in our industry or the economy or the financial markets or other developments affecting us could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Our Chairman and Co-Chief Executive Officer owns a substantial interest in our common stock. He may vote his shares in ways with which you disagree.

William G. Miller, our chairman, beneficially owns approximately 12.1% of the outstanding shares of our common stock. Accordingly, Mr. Miller has the ability to exert significant influence over our business affairs, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

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

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah, Tennessee; Hermitage, Pennsylvania; Mercer, Pennsylvania; and Greeneville, Tennessee. The Ooltewah plant, containing approximately 302,000 square feet, produces light and heavy duty wreckers and trailers; the Hermitage plant, containing approximately 118,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 112,000 square feet, produces car carriers, heavy duty wreckers and trailers.

We also have manufacturing operations at two facilities located in the Lorraine region of France, which have, in the aggregate, approximately 180,000 square feet, and manufacturing operations in Norfolk, England, with approximately 48,000 square feet.

In 2006 we began projects to modernize and expand our Ooltewah, Tennessee and Hermitage, Pennsylvania manufacturing facilities as a result of increases in demand for our products. The cost of these projects is anticipated to be approximately $14.0 million. In addition, we are considering modernization and expansion projects at our other manufacturing facilities as necessary to allow us to continue to meet anticipated demand for our products.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2005
First Quarter	$13.80	$11.14
Second Quarter	13.02	9.90
Third Quarter	22.59	12.30
Fourth Quarter	21.50	16.35
Year Ended December 31, 2006
First Quarter	$26.13	$19.72
Second Quarter	29.31	17.60
Third Quarter	21.50	16.61
Fourth Quarter	24.71	17.95
Year Ending December 31, 2007
First Quarter (through March 9, 2007)	$24.18	$21.60

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2006 was 1,646 and 10,000, respectively.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2006, holders of options to purchase our common stock delivered 7,133 shares to exercise stock options. There were no other share repurchases during 2006, and there were no share repurchases during 2005.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2006.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Composite Index over the period of time from December 31, 2001 through December 31, 2006. The respective returns assume reinvestment of dividends paid.

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Miller Industries, Inc.	100	102	126	356	640	757
NYSE Composite Index(1)	100	80	104	116	124	147
S&P Construction Index(2)	100	84	144	174	200	215

(1)	The New York Stock Exchange revised the NYSE Composite Index as of December 31, 2002. The change recalibrated the base year as December 31, 2002.

(2)
For the year ended December 31, 2002, Standard & Poors transferred the Heavy Duty Trucks and Parts index, the index previously used by the Company, to the S&P 500 - Construction and Farm Machinery and Heavy Trucks Index. As a result, the Company has elected to use the S&P 500 - Construction and Farm Machinery and Heavy Trucks index in the above comparison.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 from our audited consolidated financial statements and related notes. You should read this data together with Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Statements of Income Data (1):
Net Sales:
Towing and recovery equipment	$409,421	$351,884	$236,308	$192,043	$203,059
Towing services	—	—	—	13,953	28,444
	409,421	351,884	236,308	205,996	231,503
Costs and expenses:
Costs of operations:
Towing and recovery equipment	349,639	301,943	205,021	168,390	174,516
Towing services	—	—	—	10,618	22,539
	349,639	301,943	205,021	179,008	197,055
Selling, general, and administrative expenses	26,837	24,293	18,904	17,411	19,540
Special charges (2)	—	—	—	682	—
Interest expense	3,518	4,012	4,657	5,609	4,617
Total costs and expenses	379,994	330,248	228,582	202,710	221,212
Income from continuing operations before income taxes	29,427	21,636	7,726	3,286	10,291
Income tax provision	2,454	2,936	740	1,216	7,208
Income from continuing operations	26,973	18,700	6,986	2,070	3,083
Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	126	(114)	(1,511)	(16,223)	(26,965)
Tax benefit of advances to and investment in certain discontinued operations	(18,244)	—	—	—	—
Gain (loss) from discontinued operations	18,370	(114)	(1,511)	(16,223)	(26,965)
Net income (loss) before cumulative effect of change in accounting principle	45,343	18,586	5,475	(14,153)	(23,882)
Cumulative effect of change in accounting principle	—	—	—	—	(21,812)
Net income (loss)	$45,343	$18,586	$5,475	$(14,153)	$(45,694)
Basic net income (loss) per common share:
Income from continuing operations	$2.37	$1.67	$0.64	$0.22	$0.34
Gain (loss) from discontinued operations	1.62	(0.01)	(0.14)	(1.74)	(2.89)
Cumulative effect of change in accounting principle	—	—	—	—	(2.34)
Basic income (loss)	$3.99	$1.66	$0.50	$(1.52)	$(4.89)
Diluted net income (loss) per common share:
Income from continuing operations	$2.33	$1.63	$0.64	$0.22	$0.34
Gain (loss) from discontinued operations	1.58	(0.01)	(0.14)	(1.74)	(2.89)
Cumulative effect of change in accounting principle	—	—	—	—	(2.34)
Diluted income (loss)	$3.91	$1.62	$0.50	$(1.52)	$(4.89)
Weighted average shares outstanding:
Basic	11,360	11,226	10,860	9,342	9,341
Diluted	11,596	11,474	10,982	9,342	9,341

	December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Balance Sheet Data (at period end):
Working capital (deficit)	$76,266	$50,406	$39,978	$31,136	$(10,174)
Total assets	197,432	144,570	127,822	131,818	162,177
Long-term obligations, less current portion	10,537	16,803	24,345	29,927	1,214
Common shareholders’ equity	113,383	64,755	46,785	27,997	39,697

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

(2)
Special charges and other net operating expenses include a loss on the sale of operations of $682 for the year ended December 31, 2003 for continuing operations. We recorded asset impairments and special charges for discontinued operations of $4,905 and $11,828 for the years ended December 31, 2003 and 2002. Special charges and asset impairments related to discontinued operations are included in Loss from Discontinued Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Executive Overview

Miller Industries is the world’s largest manufacturer of vehicle towing and recovery equipment, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names.

Overall, management focuses on a variety of key indicators to monitor our operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, income from continuing operations, earnings per share, capital expenditures and cash flow.

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, the cost of raw materials (including aluminum, steel and petroleum-related products) and general economic conditions.

During 2006, our revenues continued to be positively affected by strong overall demand for our products resulting from general economic improvements. In addition, we continued the manufacture of heavy-duty towing and recovery units for several military and governmental orders. While we continue to increase production of our commercial lines, the timing and receipt of additional military orders as well as the timing of deliveries of chassis and other wrecker components could have short-term effects on the timing of production and revenue in 2007.

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

In June 2005, we entered into a new $27.0 million senior credit facility with Wachovia Bank, National Association, and we amended our junior credit facility with William G. Miller, our Chairman and Co-Chief Executive Officer, by, among other things, adding an additional loan. During 2006, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility. Total senior and junior debt at December 31, 2006 was $9.9 million, which represents a significant decrease in our overall indebtedness from prior periods.

During 2006, we reversed our deferred tax valuation allowance. As a result of our positive earnings, the favorable projected earnings outlook as well as the improvements in overall financial position, we determined that it is more likely than not that the deferred tax asset will be realized. Additionally, we recognized a tax benefit related to losses from advances to and investments in certain discontinued operations.

We are currently modernizing and expanding our manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania and expect these projects to continue through 2007. In addition, we are considering modernization and expansion projects at our other manufacturing facilities as necessary to allow us to continue to meet anticipated demand for our products. We believe these modernization and expansion efforts will position us to more effectively face the challenges of the global marketplace in the future.

Discontinued Operations

During 2002, management and the board of directors made the decision to divest our towing services segment, as well as the operations of the distribution group of our towing and recovery equipment segment. All assets and liabilities and results of operations associated with these assets have been separately presented in the accompanying financial statements as discontinued operations separate from continuing operations. The analyses contained herein are of continuing operations unless otherwise noted.

In general, the customary operating liabilities of these disposed businesses were assumed by the new owners. Our subsidiaries that sold these businesses may nevertheless be subject to some continuing liabilities with respect to their pre-sale operations, including, for example, liabilities related to litigation, certain trade payables, workers compensation and other insurance, surety bonds, and real estate. Except in the case of direct guarantees, these are not obligations of Miller Industries, Inc., and Miller Industries, Inc. would expect to take whatever steps it deems appropriate to protect itself from any such liabilities.

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustee’s final report was approved by the United States trustee, and we are awaiting receipt of the final decree from the court. As a result of the bankruptcy proceedings, RoadOne, Inc. was deconsolidated from our consolidated financial statements as of December 31, 2006. The deconsolidation resulted in a pre-tax, non-cash gain of $126,000.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Differences between the effective tax rate and the expected tax rate are due primarily to losses from advances to and investments in certain discontinued operations and changes in deferred tax asset valuation allowances. We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. The balance of our valuation allowance was $8.8 million at December 31, 2005.

In 2006, we reversed our deferred tax valuation allowance. As a result of our positive earnings, our favorable projected earnings outlook as well as the improvements in our overall financial position, we determined that it is more likely than not that the deferred tax asset will be realized. The Company recognized a net deferred tax asset of $19.7 million as of December 31, 2006, which includes the $8.8 million recognized as a result of the reversal of the valuation allowance.

Revenues

Under our accounting policies, revenue is recorded when the risk of ownership for products has transferred to independent distributors or other customers, which is generally upon shipment. While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

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

	2006	2005	2004
Continuing Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	85.4%	85.8%	86.8%
Selling, general and administrative	6.6%	6.9%	8.0%
Interest expense	0.8%	1.1%	2.0%
Total costs and expenses	92.8%	93.8%	96.8%
Income before income taxes	7.2%	6.2%	3.2%

Discontinued Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	93.0%	90.3%	92.5%
Selling, general and administrative	8.6%	10.9%	9.5%
Gain on deconsolidation	(32.7)%	0.0%	0.0%
Interest expense	0.0%	0.0%	1.6%
Total costs and expenses	68.9%	101.2%	103.6%
Income (loss) before income taxes	31.1%	(1.2)%	(3.6)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Continuing Operations

Net sales were $409.4 million for the year ended December 31, 2006, compared to $351.9 million for the year ended December 31, 2005, an increase of 16.3%. This increase was attributable to continuing overall improvements in market conditions with increases in demand leading to increases in production levels.

Cost of operations increased to $349.6 million for the year ended December 31, 2006 from $301.9 million for the year ended December 31, 2005. As a percentage of sales, cost of operations decreased slightly from 85.8% for the year ended December 31, 2005 to 85.4% for the year ended December 31, 2006 due to increases in productivity as demand for our products increased, offset by product mix.

Selling, general and administrative expense for the year ended December 31, 2006 increased to $26.8 million from $24.3 million for the year ended December 31, 2005. Approximately 12.0% of the increase is attributable to increased expenses related to our stock-based compensation, with the remainder being attributable to other personnel-related expense and other expenses associated with higher sales volume. As a percentage of sales, selling, general and administrative expense decreased to 6.6% for the year ended December 31, 2006 from 6.9% for the year ended December 31, 2005.

During 2006, we concluded that the valuation allowance on the deferred tax assets established in prior years was no longer necessary given our sustained income and growth through the year and the favorable projected earnings outlook. In 2006, we reversed the deferred tax valuation allowance. The provision for income taxes for the years ended December 31, 2006 and 2005 reflects a combined federal, state and foreign tax rate of 8.3% and 13.6%, respectively.

Discontinued Operations

Net sales for the distribution group of the discontinued operations decreased to $385,000 for the year ended December 31, 2006 from $11.5 million for the year ended December 31, 2005. We sold all the remaining distributor locations in December 2005.

Cost of operations as a percentage of net sales for the distribution group were 93.0% for the year ended December 31, 2006 compared to 90.3% for the year ended December 31, 2005.

Selling, general and administrative expenses as a percentage of sales for the distribution group were 8.6% for the year ended December 31, 2006 compared to 10.9% for the year ended December 31, 2005.

The results of operation for the discontinued operations includes the recognition of a pre-tax, non-cash gain on deconsolidation of discontinued operations upon the RoadOne, Inc. liquidation from bankruptcy and the recognition of a deferred tax asset related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

Interest Expense

Our total interest expense for continuing operations decreased to $3.5 million for the year ended December 31, 2006 from $4.0 million for the year ended December 31, 2005. Decreases in interest expense were primarily due to decreases in overall debt levels. No interest expense was incurred for discontinued operations for 2006 or 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Continuing Operations

Net sales were $351.9 million for the year ended December 31, 2005 compared to $236.3 million for the year ended December 31, 2004. The increase is primarily the result of overall improvements in market conditions, with increases in demand leading to increases in production levels, production and delivery of units under contract with the Australian military and production of mobile communication trailers for DataPath. To a lesser extent, this increase is also attributable to price increases that we implemented throughout 2004 and 2005.

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

The effective rate for the provision for income taxes was 13.6% for the year ended December 31, 2005 compared to 9.6% for the year ended December 31, 2004. The increase in the effective tax rate primarily reflects additional taxes on foreign income for the period.

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

Liquidity And Capital Resources

Cash provided by operating activities was $18.1 million for the year ended December 31, 2006, compared to $13.4 million for the year ended December 31, 2005, and $5.7 million used in operating activities for the year ended December 31, 2004. The cash provided by operating activities for 2006 reflects increases in profitability partially offset by increases in accounts receivable and inventory directly related to our revenue increases and increases in accounts payable to support increased productivity.

Cash used in investing activities was $11.8 million for the year ended December 31, 2006, compared to $0.2 million provided by investing activities for the year ended December 31, 2005, and $3.9 million for the year ended December 31, 2004. The cash used in investing activities for 2006 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $5.0 million for the year ended December 31, 2006, compared to $10.2 million for the year ended December 31, 2005, and $2.5 million for the year ended December 31, 2004. The cash used in financing activities in 2006 paid down our credit facilities and repaid other outstanding long-term debt and capital lease obligations.

Over the past year, we generally have used available cash flow to reduce the outstanding balance on our credit facilities, to pay down other long-term debt obligations, and to pay for capital expenditures related to our plant modernization. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products.

We are currently expanding our existing manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania as a result of recent increases in demand for our products. The cost of these projects is anticipated to be approximately $14.0 million. At December 31, 2006, we had commitments of approximately $2.8 million for construction and acquisition of property and equipment. We expect to fund these projects from cash flows and unused availability under our senior credit facility.

Additionally, in 2006 we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility.

As of December 31, 2006, we had cash and cash equivalents of $8.2 million, exclusive of unused availability under our credit facilities. Our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our credit facilities. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2006 and borrowings from unused availability under our credit facilities. We expect these sources to be sufficient to satisfy our cash needs during 2007.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006.

	Payment Due By Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Outstanding Borrowings Under Senior Credit Facility	$4,900	$1,400	$2,800	$700	$—
Outstanding Borrowings Under Junior Credit Facility	5,000	—	5,000	—	—
Mortgage Notes Payable	1,844	60	1,784	—	—
Equipment Notes Payable (Capital Lease Obligations)	416	162	231	23	—
Operating Lease Obligations	2,984	1,011	1,069	520	384
Purchase Obligations (2)	36,406	36,406	—	—	—
Commitments for construction and acquisition of plant and equipment	2,810	2,810	—	—	—
Total	$54,360	$41,849	$10,884	$1,243	$384

(1)	Amounts do not include potential contingent obligations of $27.5 million under repurchase commitments with third-party lenders in the event of customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facilities and Other Obligations

Senior Credit Facility

On June 17, 2005, we entered into a Credit Agreement with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility. Proceeds from this senior credit facility were used to repay The CIT Group/Business Credit, Inc. and William G. Miller, our Chairman of the Board and Co-Chief Executive Officer, under our former senior credit facility. As a result, effective June 17, 2005, our former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of our senior debt.

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

Junior Credit Facility

On May 31, 2005, Harbourside Investments, LLLP, a limited liability limited partnership of which several of our executive officers and directors were partners, and which was the lender under our junior credit facility, was dissolved, and in connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under our junior credit facility. Our junior credit facility is, by its terms, expressly subordinated only to our senior credit facility, and is secured by a second priority lien and security interest in substantially all of our other assets. Our junior credit facility contains requirements for the maintenance of certain financial covenants, and also imposes restrictions on capital expenditures, incurrence of indebtedness, mergers and acquisitions, distributions and transfers and sales of assets.

The junior credit facility matures on September 17, 2008, and contains certain representations and warranties, and covenants and events of default consistent with the representations and warranties, covenants and events of default in the Credit Agreement for our senior credit facility. In the absence of a default, all of the term loans outstanding under the junior credit facility bear interest at a rate of 9.0% per annum.

Former Senior Credit Facility

Our former senior credit facility with CIT and Mr. Miller, which was terminated in June 2005, consisted of an aggregate $32.0 million credit facility, including a $15.0 million revolving loan, a $5.0 million term loan and a $12.0 million term loan. Borrowings under the term loans were collateralized by substantially all of our domestic property, plants, and equipment. The former senior credit facility bore interest at the prime rate (as defined) plus 2.75%.

Interest Rate Sensitivity

Because of the amount of obligations outstanding under the senior credit facility and the connection of the interest rate under such facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have an effect on our ability to satisfy our obligations under this facility and increase our interest expense. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

Outstanding Borrowings

Outstanding borrowings under the senior and junior credit facilities as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Senior Credit Facility
Revolving Credit Facility	$—	$—
Term Loan	4,900	6,300
Total	4,900	6,300
Junior Credit Facility	5,000	10,000
Total Outstanding Borrowings	$9,900	$16,300

The substantial reductions in our overall indebtedness reflected above were primarily due to our improved operating cash flow resulting from increased sales levels and overall profitability.

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.3 million of mortgage notes payable, equipment notes payable and other long-term obligations at December 31, 2006. We also had approximately $2.9 million in non-cancellable operating lease obligations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement also requires the allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs beginning in January 2006. The adoption of this statement did not have a material impact on our results of operations or financial position.

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

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement was effective for accounting changes and correction of errors made after January 1, 2006, and did not have a material impact on our financial statements.

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The application of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment under those criteria, we concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who also audited our consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, which attestation report appears herein.

March 12, 2007

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Miller Industries, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Miller Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Miller Industries, Inc. and subsidiaries and our report dated March 12, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 12, 2007

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
3.1	Charter, as amended, of the Registrant	—	10-K	December 31, 2001	3.1

3.2	Bylaws of the Registrant	33-79430	S-1	August 1994	3.2

10.1	Settlement Letter dated April 27, 1994 between Miller Group, Inc. and the Management Group	33-79430	S-1	August 1994	10.7

10.2	Participants Agreement dated as of April 30, 1994 between the Registrant, Century Holdings, Inc., Century Wrecker Corporation, William G. Miller and certain former shareholders of Miller Group, Inc.	33-79430	S-1	August 1994	10.11

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.3	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.4	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

10.5	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.6	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.7	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.8	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.9	Employment Agreement dated October 14, 1993 between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.29

10.10	First Amendment to Employment Agreement between Century Wrecker Corporation and Jeffrey I. Badgley**	33-79430	S-1	August 1994	10.33

10.11	Form of Employment Agreement between Registrant and each of Messrs. Madonia and Mish**	—	Form 10-K	April 30, 1995	10.37

10.12	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	—	Form 10-K	April 30, 1995	10.38

10.13	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	—	Form 10-K	April 30, 1996	10.39

10.14	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	—	Form 10-K	April 30, 1996	10.40

10.15	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	—	Form 10-Q/A	July 31, 1997	10

10.16	Guaranty Agreement Among NationsBank of Tennessee, N.A. and certain subsidiaries of Registrant dated January 30, 1998	—	Form 10-K	April 30, 1998	10.37

10.17	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the Registrant dated January 30, 1998	—	Form 10-K	April 30, 1998	10.38

10.18	Stock Pledge Agreement Between NationsBank of Tennessee, N.A. and the certain subsidiaries of the Registrant dated January 30, 1998	—	Form 10-K	April 30, 1998	10.39

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.19	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	—	Form 10-Q	September 14, 1998	10

10.20	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	—	Form 10-Q	December 15, 1998	10.1

10.21	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	—	Form 10-Q	December 15, 1998	10.3

10.22	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	—	Form 10-Q	December 15, 1998	10.4

10.23	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	—	Form 10-Q	December 15, 1998	10.6

10.24	Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	—	Form 10-K	April 30, 2001	10.7

10.25	First Amendment to the Amended and Restated Credit Agreement among the Registrant, its subsidiary and Bank of America, N.A. dated July 23, 2001	—	Form 10-K	December 31, 2001	10.82

10.26	Amended and Restated Intercreditor and Subordination Agreement by and among The CIT Group/Business Credit, Inc. and Bank of America, N.A.	—	Form 10-K	December 31, 2001	10.83

10.27	Participation Agreement by and among the Company and its Subsidiaries, CIT Group/Business Credit and Bank of America, N.A. and William G. Miller dated October 31, 2003	—	Form 10-Q	September 30, 2003	10.3

10.28	Modification of First Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and among CIT Group, Inc., Bank of America, N.A., and Contrarian Funds, LLC dated December 24, 2003	—	Form 8-K	January 20, 2004	10.3

10.29	Second Amendment to the Amended and Restated Intercreditor and Subordination Agreement by and between CIT Group, Inc. and Contrarian Funds, LLC, dated December 24, 2003	—	Form 8-K	January 20, 2004	10.4

10.30	Amended and Restated Participation Agreement by and among the Registrant, CIT and William G. Miller, dated December 24, 2003	—	Form 8-K	January 20, 2004	10.5

10.31	Amendment No. 3 to Amended and Restated Credit Agreement by and among the Registrant, Contrarian Funds, LLC and Harbourside Investments, LLLP, dated as of January 14, 2004	—	Form 8-K	January 20, 2004	10.6

10.32	Exchange Agreement by and between the Registrant and Contrarian Funds, LLC, dated as of January 14, 2004	—	Form 8-K	January 20, 2004	10.7

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.33	Exchange Agreement by and between the Registrant and Harbourside Investments, LLLP, dated as of January 14, 2004	—	Form 8-K	January 20, 2004	10.8

10.34	Registration Rights Agreement by and among the Registrant, Harbourside Investments, LLLP and Contrarian Funds, LLC, dated January 20, 2004	—	Form 8-K	January 20, 2004	10.9

10.35	Consent and Tenth Amendment to Credit Agreement by and between the Registrant and The CIT Group/Business Credit, Inc., dated November 22, 2004	—	Form 10-K	December 31, 2004	10.100

10.36	Amendment No. 4 to Amended and Restated Credit Agreement by and among the Registrant, Miller Industries Towing Equipment, Inc., Harbourside Investments, LLLP and certain guarantors set forth on the signature pages thereto, dated November 5, 2004	—	Form 10-K	December 31, 2004	10.101

10.37	Non-Employee Director Stock Plan**	—	Schedule 14A	January 23, 2004	Annex A

10.38	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.39	Credit Agreement, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	—	Form 8-K	June 17, 2005	10.1

10.40	Term Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	—	Form 8-K	June 17, 2005	10.2

10.41	Revolving Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	—	Form 8-K	June 17, 2005	10.3

10.42	Intercreditor Agreement, dated June 17, 2005, among Wachovia Bank, NA, and William G. Miller	—	Form 8-K	June 17, 2005	10.4

10.43	Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	—	Form 8-K	June 17, 2005	10.5

10.44	Subsidiary Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the subsidiaries of the Registrant named therein	—	Form 8-K	June 17, 2005	10.6

10.45	Pledge Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	—	Form 8-K	June 17, 2005	10.7

10.46	Amendment No. 5 to Amended and Restated Credit Agreement, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	—	Form 8-K	June 17, 2005	10.8

10.47	Promissory Note, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	—	Form 8-K	June 17, 2005	10.9

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date ofReport	Exhibit Number in Report
21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

(c)	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Miller Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Miller Industries, Inc. and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Miller Industries, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 12, 2007

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(In thousands, except share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$8,204	$6,147
Accounts receivable, net of allowance for doubtful accounts of $2,488 and $1,834, at December 31, 2006 and 2005, respectively	84,186	65,792
Inventories	43,155	38,318
Prepaid expenses and other	2,079	739
Current deferred income taxes	12,154	—
Current assets of discontinued operations held for sale	—	2,422
Total current assets	149,778	113,418
PROPERTY, PLANT, AND EQUIPMENT, net	27,527	17,443
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	7,586	—
OTHER ASSETS	922	1,443
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	—	647
	$197,432	$144,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,623	$1,595
Accounts payable	58,620	45,352
Accrued liabilities and other	13,269	9,821
Current liabilities of discontinued operations held for sale	—	6,244
Total current liabilities	73,512	63,012

LONG-TERM OBLIGATIONS, less current portion	10,537	16,803
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,509,964 and 11,297,474, outstanding at December 31, 2006 and 2005, respectively	115	113
Additional paid-in capital	159,702	157,996
Accumulated deficit	(48,539)	(93,882)
Accumulated other comprehensive income	2,105	528
Total shareholders’ equity	113,383	64,755
	$197,432	$144,570

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share data)

	2006	2005	2004
NET SALES	$409,421	$351,884	$236,308

COSTS AND EXPENSES
Costs of operations	349,639	301,943	205,021
Selling, general, and administrative expenses	26,837	24,293	18,904
Interest expense, net	3,518	4,012	4,657

Total costs and expenses	379,994	330,248	228,582

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29,427	21,636	7,726
INCOME TAX PROVISION	2,454	2,936	740

INCOME FROM CONTINUING OPERATIONS	26,973	18,700	6,986

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of taxes	126	(114)	(1,511)
Tax benefit of advances to and investment in certain discontinued operations	(18,244)	—	—
Gain (loss) from discontinued operations	18,370	(114)	(1,511)

NET INCOME	$45,343	$18,586	$5,475

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$2.37	$1.67	$0.64
Gain (loss) from discontinued operations	1.62	(0.01)	(0.14)
Basic income	$3.99	$1.66	$0.50

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$2.33	$1.63	$0.64
Gain (loss) from discontinued operations	1.58	(0.01)	(0.14)
Diluted income	$3.91	$1.62	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,360	11,226	10,860
Diluted	11,596	11,474	10,982

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2003	$93	$145,090	$(117,943)	$757	$27,997
Net income	—	—	5,475	—	5,475
Other comprehensive, net of tax:
Foreign currency translation adjustments	—	—	—	1,085	1,085
Unrealized gain on financial instruments	—	—	—	97	97
Comprehensive income	—	—	5,475	1,182	6,657
Issuance of common stock for conversion and exchange of subordinated debt and warrants (1,317,700)	13	7,527	—	—	7,540
Issuance of common stock to unaffiliated private investors (480,000)	5	4,230	—	—	4,235
Issuance of common stock to non-employee directors (33,966)	1	328	—	—	329
Exercise of stock options (8,782)	—	27	—	—	27
BALANCE, December 31, 2004	112	157,202	(112,468)	1,939	46,785
Net income	—	—	18,586	—	18,586
Other comprehensive, net of tax:
Foreign currency translation adjustments	—	—	—	(1,468)	(1,468)
Unrealized gain on financial instruments	—	—	—	57	57
Comprehensive income (loss)	—	—	18,586	(1,411)	17,175
Issuance of common stock to non-employee directors (6,672)	—	75	—	—	75
Exercise of stock options (108,296)	1	719	—	—	720
BALANCE, December 31, 2005	113	157,996	(93,882)	528	64,755
Net income	—	—	45,343	—	45,343
Other comprehensive, net of tax:
Foreign currency translation adjustments	—	—	—	1,577	1,577
Comprehensive income	—	—	45,343	1,577	46,920
Issuance of common stock to non-employee directors (3,768)	—	75	—	—	75
Exercise of stock options (208,722)	2	1,323	—	—	1,325
Stock-based compensation expense	—	308	—	—	308
BALANCE, December 31, 2006	$115	$159,702	$(48,539)	$2,105	$113,383

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$45,343	$18,586	$5,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss from discontinued operations	(126)	114	1,511
Tax benefit of advances to and investments in discontinued operations	(18,244)	—	—
Depreciation and amortization	2,721	2,900	3,232
Deferred tax benefit	(1,331)	—	—
Amortization of deferred financing costs	123	340	798
Provision for doubtful accounts	1,065	827	567
Stock-based compensation	308	—	—
Issuance of non-employee director shares	75	75	329
Loss on disposals of property, plant, and equipment	—	—	10
Changes in operating assets and liabilities:
Accounts receivable	(18,898)	(17,667)	(11,199)
Inventories	(3,496)	(4,579)	(7,288)
Prepaid expenses and other	(1,390)	839	285
Other assets	(16)	(12)	(864)
Accounts payable	12,090	9,952	1,271
Accrued liabilities and other	(343)	4,210	1,501
Net cash provided by (used in) operating activities from continuing operations	17,881	15,585	(4,372)
Net cash provided by (used in) operating activities from discontinued operations	247	(2,225)	(1,341)
Net cash provided by (used in) operating activities	18,128	13,360	(5,713)
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(12,564)	(1,425)	(695)
Proceeds from sale of property, plant, and equipment	98	—	15
Payments received on notes receivables	604	227	122
Net cash used in investing activities from continuing operations	(11,862)	(1,198)	(558)
Net cash provided by investing activities from discontinued operations	25	1,421	4,454
Net cash (used in) provided by investing activities	(11,837)	223	3,896
FINANCING ACTIVITIES:
Net borrowings under senior credit facility	—	6,300	—
(Payments) borrowings under junior credit facility	(5,000)	5,707	—
Payments on long-term obligations	(1,603)	(1,223)	(3,542)
Net (payments) borrowings under former credit facility	—	(18,903)	3,093
Borrowings under long-term obligations	329	—	2,039
Additions to deferred financing costs	(5)	(389)	(522)
Termination of interest rate swap	—	57	96
Proceeds from issuance of common stock	—	—	4,235
Proceeds from exercise of stock options	1,325	720	27
Net cash (used in) provided by financing activities from continuing operations	(4,954)	(7,731)	5,426
Net cash used in financing activities from discontinued operations	—	(2,511)	(7,910)
Net cash used in financing activities	(4,954)	(10,242)	(2,484)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	697	(557)	293
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	2,034	2,784	(4,008)
CASH AND TEMPORARY INVESTMENTS, beginning of year	6,147	2,812	5,240
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of year	23	574	2,154
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of year	—	23	574
CASH AND TEMPORARY INVESTMENTS, end of year	$8,204	$6,147	$2,812
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Debt conversion	$—	$—	$7,540
Cash payments for interest	$3,897	$3,875	$4,173
Cash payments for income taxes	$3,477	$865	$815

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment. The principal markets for the Company’s towing and recovery equipment are approximately 120 independent distributors and users of towing and recovery equipment located primarily throughout North America and other customers throughout the world. The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Jige, Boniface, Vulcan, and Chevron. As further described in Note 11, in 2002, the Company’s management and board of directors made the decision to divest the remainder of its towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. At December 31, 2006, the Company had completed this process. Unless otherwise specifically stated, all disclosures in the following notes relate only to the Company’s continuing operations.

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

Inventories

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Chassis	$3,596	$2,346
Raw materials	18,767	16,654
Work in process	12,566	10,989
Finished goods	8,226	8,329
	$43,155	$38,318

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

Property, plant, and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Land and improvements	$3,247	$1,768
Buildings and improvements	24,389	19,298
Machinery and equipment	15,476	12,427
Furniture and fixtures	5,393	5,157
Software costs	6,695	6,420
Construction in progress	2,228	—
	57,428	45,070
Less accumulated depreciation	(29,901)	(27,627)
	$27,527	$17,443

The Company recognized $2,608,000, $2,760,000 and $3,092,000, in depreciation expense in 2006, 2005 and 2004, respectively. In 2006, $200,000 of interest costs were capitalized for construction period interest. No interest was capitalized in 2005.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 236,000, 248,000 and 122,000, potential dilutive common shares in 2006, 2005 and 2004, respectively. Options to purchase approximately 55,000, 151,000 and 310,000 shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Patents, Trademarks, and Other Purchased Product Rights

The cost of acquired patents, trademarks, and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547,000 and $1,434,000 at December 31, 2006 and 2005, respectively. Amortization expense in 2006, 2005 and 2004 was $113,000, $140,000 and $140,000, respectively. At December 31, 2006, all intangible assets subject to amortization are fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2006 and 2005 was $197,000 and $75,000, respectively. Amortization expense in 2006, 2005 and 2004, was $123,000, $340,000 and $798,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is as follows: 2007 – $123,000; 2008 – $68,000; 2009 – $13,000; thereafter – $0.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Accrued wages, commissions, bonuses, and benefits	$4,414	$4,153
Accrued income taxes	1,560	1,407
Other	7,295	4,261
	$13,269	$9,821

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method. This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests. During 2006, the Company recorded $308,000 in compensation expense related to its stock-based compensation. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the provisions of APB No. 25, no compensation expense is recorded when the terms of the grant are fixed and the option exercise prices are equal to the market value of the common stock on the date of the grant. Disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” were adopted. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004: expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years. Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which would be amortized as compensation expense over the vesting period of the options. No options were granted during 2006 or 2005. Had compensation costs been accounted for based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s prior year net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004
	(in thousands, except per share data)
Net income available to common stockholders, as reported	$18,586	$5,475
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(347)	(262)
Net income available to common stockholders, pro forma	$18,239	$5,213
Income per common share:
Basic, as reported	$1.66	$0.50
Basic, pro forma	$1.62	$0.48
Diluted, as reported	$1.62	$0.50
Diluted, pro forma	$1.59	$0.48

At December 31, 2006, the Company had $385,000 of unrecognized compensation expense related to stock options, with $308,000 and $77,000 to be expensed in 2007 and 2008, respectively. The Company issued approximately 209,000 shares of common stock during 2006 from the exercise of stock options.

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. Warranty expense in 2006, 2005 and 2004, was $1,716,000, $1,744,000 and $1,520,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2006 and 2005 (in thousands):

	2006	2005
Accrual at beginning of the year	$801	$665
Provision	1,716	1,744
Settlement	(1,678)	(1,608)
Accrual at end of year	$839	$801

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company’s trade receivables are primarily from independent distributors of towing and recovery equipment. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company maintains security agreements on substantially all of its trade receivables.

Revenue Recognition

Revenue is recorded by the Company when the risk of ownership for products has transferred to the independent distributors or other customers, which is generally upon shipment.

Shipping and Handling Fees and Cost

The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of operation.

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

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3. “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The statement was effective for accounting changes and correction of errors made after January 1, 2006, and did not have a material impact on the Company’s financial statements.

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The application of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Outstanding borrowings under Senior Credit Facility	$4,900	$6,300
Outstanding borrowings under Junior Credit Facility	5,000	10,000
Mortgage notes payable, weighted average interest rate of 8.25%, payable in monthly installments, maturing in 2009	1,844	1,901
Equipment notes payable, weighted average interest rate of 8.49%, payable in monthly installments, maturing 2007 to 2011	416	187
Other notes payable, maturing in 2006	—	10
	12,160	18,398
Less current portion	(1,623)	(1,595)
	$10,537	$16,803

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

The Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). At December 31, 2006 and 2005, the Company had no borrowing outstanding under the revolving credit facility. In the absence of a default, all borrowings under the Revolver bear interest at the LIBOR Market Index Rate (as defined in the Senior Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement), and the Term Loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio. The Revolver expires on June 15, 2008, and the Term Loan matures on June 15, 2010. The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

Junior Credit Facility. William G. Miller is the sole lender under the Company’s Junior Credit Facility. The Company’s Junior Credit Facility is, by its terms, expressly subordinated only to the Senior Credit Facility, and is secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility matures on September 17, 2008, and contains certain representations and warranties, and covenants and events of default consistent with the representations and warranties, covenants and events of default in the Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the Junior Credit Facility bear interest at a rate of 9.0% per annum.

In May 2006, the Company repaid $5.0 million of the subordinated debt under the Junior Credit Facility using additional borrowings under the Senior Credit Facility Revolver.

Interest Rate Sensitivity. Because of the amount of obligations outstanding under the Senior Credit Facility and the connection of the interest rate under the Senior Credit Facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have an effect on the Company’s ability to satisfy its obligations under the Senior Credit Facility and increase its interest expense. Therefore, the Company’s liquidity and access to capital resources could be further affected by increasing interest rates.

Future maturities of long-term obligations at December 31, 2006 are as follows (in thousands):

2007	$1,623
2008	6,593
2009	3,222
2010	715
2011	7
$12,160

4.	RELATED PARTY TRANSACTIONS

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

Senior Credit Facility. On June 17, 2005, the Company entered into the Senior Credit Agreement with Wachovia Bank, National Association, for the Senior Credit Facility (as described in Note 3). Proceeds from the Senior Credit Facility were used to repay CIT and Mr. Miller under the Company’s former senior credit facility, with CIT receiving $14.1 million and Mr. Miller receiving $12.0 million. As a result, effective June 17, 2005, the Company’s former senior credit facility was satisfied and terminated, and Mr. Miller no longer holds any of the Company’s senior debt. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

Amendments to Junior Credit Facility. On May 31, 2005, Harbourside Investments, LLLP, a limited liability limited partnership of which several of the Company’s executive officers and directors were partners, and which was the former lender under the Company’s Junior Credit Facility, was dissolved, and in connection therewith, Mr. Miller, as successor lender agent to Harbourside, became the sole lender under the Junior Credit Facility. On June 17, 2005, the Company and Mr. Miller amended the Junior Credit Facility to provide for a new term loan, made by Mr. Miller as sole lender and successor lender agent, in the principal amount of approximately $5.7 million. As a result, on June 17, 2005, the total outstanding principal amount of term loans under the Junior Credit Facility was $10.0 million. This transaction was approved by the Audit Committee of the Company’s Board of Directors, as well as the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. In 2005, the Company paid Harbourside $211,000 in interest on the Junior Credit Facility prior to its dissolution and $274,000 in 2004. Additionally, Mr. Miller received approximately $684,000 and $415,000 in interest expense on the Junior Credit Facility for 2006 and 2005, respectively. Approximately $39,000 and $77,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at December 31, 2006 and 2005, respectively.

In May 2006, the Company repaid $5.0 million of subordinated debt under the Junior Credit Facility. This payment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.

DataPath, Inc.

In October 2004, the Company began a project with DataPath, Inc (“DataPath”), a provider of satellite communications, to assist in the design and engineering of mobile communication trailers for military applications. DataPath is a company in which Mr. Miller and one of the Company’s directors held a minority interest and on whose board they also served. In May 2005, the Company entered into a new agreement with DataPath calling for the Company to manufacture and sell to them all of their requirements for this type of equipment during the five-year term of the agreement. As of June 30, 2006, Mr. Miller and the Company’s other director resigned from DataPath’s board, and had reduced their collective interest in DataPath to less than 4% of its total shares outstanding. Total revenue to the Company from these related party transactions for the six months ended June 30, 2006 was $5,649,000, and $23,727,000 and $861,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, approximately $2,311,000 was included in accounts receivable for amounts due from DataPath. The Company continues to conduct business with DataPath as part of its normal course of operations.

5.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees, and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2006, 2005 and 2004 were approximately 1.1 million, 0.9 million and 0.6 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2006, 2005 and 2004, is presented below (shares in thousands):

	2006		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	574	$15.92	805	$15.46	745	$19.90
Granted	—	—	—	—	340	8.31
Exercised	(216)	6.90	(108)	6.67	(9)	3.15
Forfeited and cancelled	(54)	43.60	(123)	20.96	(271)	17.99
Outstanding at End of Period	304	$17.39	574	$15.92	805	$15.46
Options exercisable at year end	138	$28.39	321	$21.90	455	$21.12
Weighted average fair value of options granted		$—		$—		$3.65

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2006 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	-	$3.37	6	$3.05	4.9	6	$3.05
8.31		10.94	199	8.40	7.1	33	8.87
20.63		22.50	42	20.63	1.7	42	20.63
32.50		35.31	35	35.29	1.5	35	35.29
49.06		73.13	20	69.27	0.4	20	69.27
75.63		78.75	2	77.19	0.4	2	77.19
Total			304	$17.39	5.2	138	$28.39

6.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment, and trucks. Rental expense under these leases for continuing operations was $1,572,000, $1,308,000 and $850,000 in 2006, 2005 and 2004, respectively. Rental expense under these leases for discontinued operations was $2,000, $221,000 and $551,000 in 2006, 2005 and 2004, respectively.

At December 31, 2006 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

2007	$1,011
2008	655
2009	414
2010	352
2011	168
Thereafter	384
$2,984

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $27.5 million and $18.4 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had commitments of $2.8 million for the construction and acquisition of property and equipment related to the modernization of the domestic manufacturing facilities.

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

7.	INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision for income taxes on income consisted of the following in 2006, 2005 and 2004, (in thousands):

	2006	2005	2004
Current:
Federal	$—	$423	$—
State	1,426	1,647	317
Foreign	2,359	866	423
	3,785	2,936	740
Deferred:
Federal	6,003	—	—
State	1,479	—	—
Change in valuation allowance	(8,813)	—	—
	(1,331)	—	—
	$2,454	$2,936	$740

The principal differences between the federal statutory tax rate and the income tax expense in 2006, 2005 and 2004:

	2006	2005	2004
Federal statutory tax rate	35.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.2%	7.6%	4.0%
Change in deferred tax asset valuation allowance	(29.9)%	(30.6%)	(34.0%)
Excess of foreign tax over US tax on foreign income	1.3%	0.6%	4.9%
Other	(1.3)%	2.0%	0.7%
Effective tax rate	8.3%	13.6%	9.6%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$80	$51
Accruals and reserves	3,162	2,160
Net operating loss carryforward	16,697	5,484
Deductible goodwill and impairment charges	52	58
Other	362	628
Total deferred tax assets	20,353	8,381
Less valuation allowance	—	(7,638)
Net deferred tax asset	20,353	743
Deferred tax liabilities:
Property, plant, and equipment	613	743
Total deferred tax liabilities	613	743
Net deferred tax asset	$19,740	$—

Included in the Company’s noncurrent assets of discontinued operations at December 31, 2005 is a net noncurrent deferred tax asset of $1.2 million relating primarily to tax deductible goodwill and reserves that are not deductible for tax purposes until paid. The discontinued operations of the Company had no noncurrent deferred tax liabilities at December 31, 2005. The net deferred tax assets of the discontinued operations of $1.2 million had a full valuation allowance reflected against them.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $44.6 million which will expire between 2012 and 2026. The federal net operating loss carryforwards are comprised primarily of losses from advances to and investments in certain discontinued operations resulting from the RoadOne liquidation. See Note 11 for further discussion. In addition, the Company had charitable contributions of $0.3 million that may be carried forward, and an AMT credit carryforward of approximately $0.2 million, that may be carried forward indefinitely.

In 2005 and 2004, the Company had maintained a valuation allowance reflecting the Company’s recognition that cumulative losses in recent years indicated that it was unclear whether certain future tax benefits would be realized as a result of future taxable income. At December 31, 2005 and 2004, the Company recorded a full valuation allowance against its net deferred tax asset from continuing and discontinuing operations totaling approximately $8.8 million and $16.2 million, respectively. During 2006, the Company concluded that the valuation allowance on the deferred tax asset was no longer necessary given the Company’s sustained income and growth throughout the year and the favorable projected earnings outlook. A tax benefit of $8.8 million was recognized in 2006 as a result of the reversal of the valuation allowance.

As of December 31, 2006, the Company has state net operating loss carryforwards of approximately $24.1 million.

8.	PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price, and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401 (k) of the Internal Revenue Code.

The plan provides that each participant may contribute up to 15% of his or her salary. For 2005, the Company matched 33.33% of the first 3% of participant contributions and for 2006 matched 50.00% of the first 4% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plans were not significant in 2006, 2005 and 2004.

10.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	2006		2005		2004
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$333,300	$36,455	$283,226	$26,665	$196,902	$28,026
Foreign	76,121	2,691	68,658	2,509	39,406	2,607
	$409,421	$39,146	$351,884	$29,174	$236,308	$30,633

No single customer accounted for 10% or more of consolidated net sales in 2006, 2005 or 2004.

11.	DISCONTINUED OPERATIONS

In 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets for the towing services segment and the distribution group were considered a “disposal group” and were no longer being depreciated. All assets and liabilities and results of operations associated with these assets were separately presented in the Company’s financial statements at December 31, 2005, and 2004 as discontinued operations separate from continuing operations. Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt.

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustee’s final report was approved by the United States trustee, and the parties are awaiting receipt of the final decree from the court. Upon RoadOne, Inc.’s liquidation from bankruptcy, we recognized a pre-tax, non-cash gain on deconsolidation of RoadOne, Inc. in the amount of $126,000.  In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

The operating results for the discontinued operations of the towing services segment and the distributor group for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006			2005			2004
	Dist.	Towing	Total	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$—	$—	$—	$11,460	$—	$11,460	$37,810	$—	$37,810

Operating income (loss)	—	—	—	(134)	16	(118)	(659)	(111)	(770)

Income (loss) before taxes	—	126	126	(114)	—	(114)	(1,244)	(127)	(1,371)

Net income (loss) from discontinued operations	$—	$18,370	$18,370	(114)	—	(114)	(1,276)	(235)	(1,511)

Upon deconsolidation of RoadOne, Inc., the Company had no discontinued assets or liabilities on the balance sheet at December 31, 2006. The following assets and liabilities are classified as held for sale at December 31, 2005 (in thousands):

	2005
	Dist.	Towing	Total
Cash and temporary investments	$23	$—	$23
Accounts receivable, net	1,774	401	2,175
Inventories	187	—	187
Prepaid expenses and other current assets	37	—	37
Current assets of discontinued operations held for sale	$2,021	$401	$2,422
Property, plant and equipment	$—	$647	$647
Noncurrent assets of discontinued operations held for sale	$—	$647	$647
Current portion of long-term debt	$—	$—	$—
Other current liabilities	273	5,971	6,244
Current liabilities of discontinued operations held for sale	$273	$5,971	$6,244
Long-term debt	$—	$—	$—
Noncurrent liabilities of discontinued operations held for sale	$—	$—	$—

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Net Sales	Operating Income	Gain (Loss) From Discontinued Operations	Net Income(1)	Basic Income Per Share	Diluted Income Per Share
2006
First Quarter	$93,436	$7,561	$—	$5,883	$0.52	$0.51
Second Quarter	91,923	7,461	—	5,542	0.49	0.48
Third Quarter	107,364	8,504	—	6,686	0.59	0.58
Fourth Quarter	116,699	9,420	18,370	27,232	2.39	2.34
Total	$409,421	$32,945	$18,370	$45,343	$3.99	$3.91

2005
First Quarter	$76,896	$3,476	$(46)	$2,025	$0.19	$0.18
Second Quarter	92,938	7,302	(34)	5,165	0.46	0.45
Third Quarter	89,480	7,214	(30)	5,422	0.49	0.47
Fourth Quarter	92,570	7,656	(4)	5,974	0.52	0.52
Total	$351,884	$25,648	$(114)	$18,586	$1.66	$1.62

(1)	Net income for the fourth quarter of 2006 was effected by the recognition of a deferred tax asset as described in Note 7.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended December 31, 2004:
Deduction from asset accounts:
Allowance for doubtful accounts	$1,062	567	(513)	$1,116

Year ended December 31, 2005
Deduction from asset accounts:
Allowance for doubtful accounts	$1,116	827	(109)	$1,834

Year ended December 31, 2006
Deduction from asset accounts:
Allowance for doubtful accounts	$1,834	1,065	(411)	$2,488

	Balance at Beginning of Period	Charged to Expense	Claims	Balance at End of Period
	(In Thousands)
Year ended December 31, 2004:
Product Warranty Reserve:	$639	1,520	(1,494)	$665

Year ended December 31, 2005:
Product Warranty Reserve:	$665	1,744	(1,608)	$801

Year ended December 31, 2006:
Product Warranty Reserve:	$801	1,716	(1,678)	$839

S-1

	Balance at Beginning of Period	Additions (Reductions)	Balance at End of Period
	(In Thousands)
Year ended December 31, 2004:
Deferred Tax Valuation Allowance:	$13,299	2,889	$16,188

Year ended December 31, 2005:
Deferred Tax Valuation Allowance:	$16,188	(7,375)	$8,813

Year ended December 31, 2006:
Deferred Tax Valuation Allowance:	$8,813	(8,813)	$0

Note:
The Allowance for Doubtful Accounts and Product Warranty Reserve tables above reflect activity for continuing operations for the years ended December 31, 2006, 2005 and 2004. The Deferred Tax Valuation Allowance table reflects consolidated operations for all periods presented.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 14th day of March, 2007.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors and Co-Chief
William G. Miller	Executive Officer

/s/ Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
Jeffrey I. Badgley

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer
J. Vincent Mish	(Principal Financial and Accounting Officer)

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Paul E. Drack	Director
Paul E. Drack

/s/ Richard H. Roberts	Director
Richard H. Roberts

EXHIBIT INDEX

Exhibit Number	Description
21	Subsidiaries of the Registrant

23.1	Consent of Joseph Decosimo and Company, PLLC

24	Power of Attorney (see signature page)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer