Form 10-Q
period 2007-03-31
MILLER INDUSTRIES INC /TN/
filed 2007-05-08
CIK 924822

Table of Contents
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	1-14124

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

(423) 238-4171
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

☐      Yes     ☒      No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2007 was 11,538,894.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on our management’s belief, as well as assumptions made by, and information currently available to, our management, pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the cyclical nature of our industry, general economic conditions and the economic health of our customers; our dependence on outside suppliers of raw materials, increases in the cost of aluminum, steel and related raw materials, and increases in fuel and other transportation costs; and those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A. Risk Factors,” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2006, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$12,734	$8,204
Accounts receivable, net of allowance for doubtful accounts of $2,357 and $2,488 at March 31, 2007 and December 31, 2006, respectively	85,600	84,186
Inventories, net	45,045	43,155
Prepaid expenses and other	4,141	2,079
Current deferred income taxes	10,198	12,154
Total current assets	157,718	149,778
PROPERTY, PLANT, AND EQUIPMENT, net	29,605	27,527
GOODWILL, net	11,619	11,619
DEFERRED INCOME TAXES	7,586	7,586
OTHER ASSETS	746	922
	$207,274	$197,432
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,598	$1,623
Accounts payable	59,222	58,620
Accrued liabilities and other	17,273	13,269
Total current liabilities	78,093	73,512
LONG-TERM OBLIGATIONS, less current portion	10,067	10,537
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 11,528,779 and 11,509,964 outstanding at March 31, 2007 and December 31, 2006, respectively	115	115
Additional paid-in capital	159,978	159,702
Accumulated deficit	(43,144)	(48,539)
Accumulated other comprehensive income	2,165	2,105
Total shareholders’ equity	119,114	113,383
	$207,274	$197,432

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET SALES	$114,003	$93,436
COSTS AND EXPENSES:
Costs of operations	97,752	79,291
Selling, general and administrative expenses	7,162	6,584
Interest expense, net	712	834
Total costs and expenses	105,626	86,709
INCOME BEFORE INCOME TAXES	8,377	6,727
INCOME TAX PROVISION	2,982	844
NET INCOME	$5,395	$5,883
BASIC INCOME PER COMMON SHARE	$0.47	$0.52
DILUTED INCOME PER COMMON SHARE	$0.46	$0.51
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,521	11,309
Diluted	11,651	11,598

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,395	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698	700
Amortization of deferred financing costs	31	30
Provision for doubtful accounts	75	255
Stock-based compensation	77	77
Issuance of non-employee director shares	75	75
Deferred income tax provision	1,877	-
Changes in operating assets and liabilities:
Accounts receivable	(1,471)	(7,494)
Inventories	(1,846)	(3,502)
Prepaid expenses and other	(2,062)	(2,753)
Accounts payable	568	5,653
Accrued liabilities and other	4,069	1,224
Net cash provided by operating activities from continuing operations	7,486	148
Net cash provided by operating activities from discontinued operations	-	315
Net cash provided by operating activities	7,486	463
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,803)	(884)
Proceeds from sale of property, plant and equipment	33	33
Payments received on notes receivables	156	67
Net cash used in investing activities from continuing operations	(2,614)	(784)
Net cash provided by investing activities from discontinued operations	-	87
Net cash used in investing activities	(2,614)	(697)
FINANCING ACTIVITIES:
Payments on long-term obligations	(493)	(417)
Proceeds from the exercise of stock options	124	126
Net cash used in financing activities from continuing operations	(369)	(291)
Net cash used in financing activities from discontinued operations	-	-
Net cash used in financing activities	(369)	(291)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	27	67
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	4,530	(458)
CASH AND TEMPORARY INVESTMENTS, beginning of period	8,204	6,147
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	-	23
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	-	201
CASH AND TEMPORARY INVESTMENTS, end of period	$12,734	$5,511
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$902	$852
Cash payments for income taxes	$464	$593

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.    BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 130,000 and 289,000 potential dilutive common shares for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, options to purchase approximately 52,000 and 95,000 shares, respectively, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.    INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories for continuing operations at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Chassis	$4,918	$3,596
Raw materials	18,437	18,767
Work in process	10,390	12,566
Finished goods	11,300	8,226
	$45,045	$43,155

4.    LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of the long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.    LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Outstanding borrowings under Senior Credit Facility	$4,550	$4,900
Outstanding borrowings under Junior Credit Facility	5,000	5,000
Mortgage, equipment and other notes payable	2,115	2,260
	11,665	12,160
Less current portion	(1,598)	(1,623)
	$10,067	$10,537

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Credit Facilities

Senior Credit Facility. The Company is party to a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). At March 31, 2007 and December 31, 2006, the Company had no outstanding borrowings under the revolving credit facility. In the absence of a default, all borrowings under the Revolver bear interest at the LIBOR Market Index Rate (as defined in the Senior Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement), and the Term Loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio. The Revolver expires on June 15, 2008, and the Term Loan matures on June 15, 2010. The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

The Company is currently discussing potential new senior loan arrangements which are expected to be at least as favorable to the Company as the current facility.

Junior Credit Facility. William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer, is the sole lender under the Company’s junior credit facility (the “Junior Credit Facility”). The Company’s Junior Credit Facility is, by its terms, expressly subordinated only to the Senior Credit Facility, and is secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility matures on September 17, 2008, and contains certain representations and warranties, covenants and events of default consistent with the representations and warranties, covenants and events of default in the Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the Junior Credit Facility bear interest at a rate of 9.0% per annum.

In May 2006, the Company repaid $5.0 million of the subordinated debt under the Junior Credit Facility using additional borrowings under the Senior Credit Facility Revolver. In May 2007, the Company determined to repay the remaining $5.0 million principal balance under the Junior Credit Facility during the second quarter of 2007. With such payment, all loans from Mr. Miller, which were first made as part of the restructuring of the Company’s overall bank debt in 2003 will be paid in full and all agreements related thereto will be terminated.

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

Future maturities of long-term obligations at March 31, 2007 are as follows (in thousands):

2008	$1,598
2009	6,550
2010	3,149
2011	364
2012	4
$11,665

6.	RELATED PARTY TRANSACTIONS

Junior Credit Facility

As a result of a series of transactions in 2005, William G. Miller is the sole lender under the Company’s Junior Credit Facility. The Company paid approximately $112,500 and $225,000 in interest expense on the Junior Credit Facility for the three months ended March 31, 2007 and 2006, respectively. Additionally, approximately $39,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at March 31, 2007 and December 31, 2006.

In May 2006, the Company repaid $5.0 million of subordinated debt under the Junior Credit Facility, and in May 2007, the Company determined to repay the remaining $5.0 million principal balance under the Junior Credit Facility during the second quarter of 2007. These payments were approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction. With such payment, all loans from Mr. Miller, which were first made as part of the restructuring of the Company’s overall bank debt in 2003 will be paid in full and all agreements related thereto will be terminated.

DataPath, Inc.

During 2006, the Company continued to manufacture mobile communication trailers for DataPath, Inc. (“DataPath”) under the Company’s March 30, 2005 requirements agreement with DataPath. DataPath is a company in which Mr. Miller and one of the Company’s other directors, hold a minority interest, and on whose board they also served. As of June 30, 2006, Mr. Miller and the Company’s other director had resigned from their positions on Datapath’s board of directors, and had reduced their collective interest in Datapath to less than 4% of its total outstanding shares.

7.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method. This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests. During the three months ended March 31, 2007, the Company recorded approximately $77,000, in compensation expense related to its stock-based compensation. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not issue any stock options during the three months ended March 31, 2007. As of March 31, 2007, the Company had $308,000 of unrecognized compensation expense related to stock options, with approximately $231,000 to be expensed during the remainder of 2007, and $77,000 to be expensed in 2008, respectively. The Company issued approximately 15,500 shares of common stock during the three months ended March 31, 2007 from the exercise of stock options. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral that the Company could be required to purchase was approximately $29.4 million at March 31, 2007, and $27.5 million at December 31, 2006.

At March 31, 2007, the Company had commitments of approximately $1.2 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2007.

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

Before the fourth quarter of 2006, the Company had maintained a valuation allowance reflecting the Company’s recognition that cumulative losses in recent years indicated that it was unclear whether certain future tax benefits would be realized as a result of future taxable income. In the fourth quarter of 2006, the Company concluded that the valuation allowance on the deferred tax asset was no longer necessary given the Company’s sustained income and growth throughout the year and the favorable projected earnings outlook. A tax benefit of $8.8 million was recognized in the fourth quarter of 2006 as a result of the reversal of the valuation allowance.

10.	COMPREHENSIVE INCOME

The Company had comprehensive income of $5.4 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

11.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net Sales:
North America	$95,893	$77,517
Foreign	18,110	15,919
	$114,003	$93,436

	March 31, 2007	December 31, 2006
Long Lived Assets:
North America	$38,568	$36,455
Foreign	2,656	2,691
	$41,224	$39,146

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2007 and 2006.

12.	DISCONTINUED OPERATIONS

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

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustees final report was approved by the United States trustee, and the parties are awaiting receipt of the final decree from the court. Upon RoadOne, Inc.’s liquidation from bankruptcy, we recognized a pre tax, non-cash gain on deconsolidation of RoadOne, Inc., in the amount of $126,000. In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

The operating results for the discontinued operations of the towing services segment and the distributor group for the three months ended March 31, 2006, were as follows (in thousands):

Three Months Ended March 31, 2006
	Dist.	Towing	Total
Net sales	$287	$-	$287
Operating income (loss)	$-	$-	$-
Loss from discontinued operations	$-	$-	$-

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also gives guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was effective on January 1, 2007 and did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued a Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets & Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our financial statements and expect to complete this evaluation in 2007. We will adopt this new accounting standard on January 1, 2008.

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

Overall, management focuses on a variety of key indicators to monitor our operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, income from operations, earnings per share, capital expenditures and cash flow.

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

Our revenues continued to be positively affected by strong overall demand for our products resulting from general economic improvements. In addition, we continued to manufacture heavy-duty towing and recovery units for several military and governmental orders for towing and recovery equipment. While we continue to increase production of our commercial lines, the timing of the receipt of additional government and military orders as well as the timing of deliveries of chassis and other wrecker components could have short-term effects on the timing of production and revenue over the remainder of 2007.

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

During 2006, we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility. Total senior and junior debt at March 31, 2007 was $9.6 million, which represents a significant decrease in our overall indebtedness from prior periods. In May 2007, we determined to repay the remaining $5.0 million principal balance under our junior credit facility during the second quarter of 2007. Following repayment of this amount, we will have no outstanding indebtedness under our junior credit facility.

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

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustees final report was approved by the United States trustee, and the parties are awaiting receipt of the final decree from the court. Upon RoadOne, Inc.’s liquidation from bankruptcy, we recognized a pre tax, non-cash gain on deconsolidation of RoadOne, Inc., in the amount of $126,000. In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

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

In the fourth quarter of 2006, we reversed our deferred tax valuation allowance. As a result of our positive earnings, our favorable projected earnings outlook as well as the improvements in our overall financial position, we determined that it is more likely than not that the deferred tax asset will be realized. The Company recognized a net deferred tax asset of $19.7 million as of December 31, 2006, which includes the $8.8 million recognized as a result of the reversal of the valuation allowance.

Revenues

Under our accounting policies, revenues are recorded when risk of ownership has transferred to independent distributors or other customers, which generally occurs on shipment. While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

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

Results of Operations-Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales for the three months ended March 31, 2007 increased 22.0% to $114.0 million from $93.4 million for the comparable period in 2006. This increase was attributable to continuing overall improvements in market conditions with increases in demand leading to increases in production levels.

Costs of operations for the three months ended March 31, 2007 increased 23.3% to $97.8 million from $79.3 million for the comparable period in 2006, which was attributable to increases in demand and production. Overall, costs of operations increased slightly as a percentage of sales from 84.9% to 85.8% because of product mix as well as higher raw material costs, partially offset by past pricing actions.

Selling, general, and administrative expenses for the three months ended March 31, 2007, increased to $7.2 million from $6.6 million for the three months ended March 31, 2006. The increase is attributable to increases in personnel-related expenses and other expenses associated with higher sales volume. As a percentage of sales, selling, general, and administrative expenses decreased to 6.3% for the three months ended March 31, 2007 from 7.1% for the three months ended March 31, 2006.

The provision for income taxes for the three months ended March 31, 2007 and 2006 reflects the combined effective U.S. federal, state and foreign tax rate of 35.6% and 12.5%, respectively.

Our total interest expense decreased to $0.7 million for the three months ended March 31, 2007 from $0.8 million for the comparable year-ago period. Decreases in interest expense were primarily the result of lower debt levels.

Liquidity and Capital Resources

Cash provided by operating activities was $7.5 million for the three months ended March 31, 2007, compared to $0.5 million for the comparable period of 2006. The cash provided by operating activities for the three months ended March 31, 2007 reflects increases in profitability partially offset by increases in accounts receivable and inventory directly related to our revenue increases and increases in accounts payable and accrued liabilities to support increased volume.

Cash used in investing activities was $2.6 million for the three months ended March 31, 2007, compared to $0.7 million for the comparable period in 2006. The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $0.4 million for the three months ended March 31, 2007 compared to $0.3 million in comparable period in the prior year. The cash used in financing activities paid down our term loan, and repaid other outstanding long-term debt.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities, to pay down other long-term debt and to pay for capital expenditures related to our plant modernization. In addition, our working capital requirements have been and will continue to be significant in connection with the increase in our manufacturing output to meet recent increases in demand for our products.

We are modernizing and expanding our manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania. The cost of these projects is anticipated to be approximately $14.0 million. At March 31, 2007, the Company had commitments of approximately $1.2 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2007. We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

Additionally, in May 2006 we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility, and in May 2007, we determined to repay the remaining $5.0 million principal balance of our junior credit facility during the second quarter of 2007.

In addition to our modernization and expansion and the planned repayment of our junior indebtedness, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at March 31, 2007 and borrowings from unused availability under our senior credit facility. We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2007.

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

The senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. At March 31, 2007 and December 31, 2006, the Company had no outstanding borrowings under the revolving credit facility. In the absence of a default, all new borrowings under the revolving credit facility bear interest at the LIBOR Market Index Rate (as defined in the Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the new Credit Agreement), and the term loan bears interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that is subject to adjustment based upon the Consolidated Leverage Ratio. The revolving credit facility expires on June 15, 2008, and the term loan matures on June 15, 2010. The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.

The Company is currently discussing potential new senior loan arrangements which are expected to be at least as favorable to the Company as the current facility.

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

In May 2006, we repaid $5 million of subordinated debt under our junior credit facility using additional borrowings under our revolving portion of our senior credit facility. In May 2007, the Company determined to repay the remaining $5.0 million principal balance under the Junior Credit Facility during the second quarter of 2007. With such payment, all loans from Mr. Miller, which were first made as part of the restructuring of the Company’s overall bank debt in 2003 will be paid in full and all agreements related thereto will be terminated.

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

Other Long-Term Obligations

In addition to the borrowings under the senior and junior credit facilities described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at March 31, 2007. We also had approximately $2.7 million in non-cancelable operating lease obligations.

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

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Date: May 8, 2007