Form 10-Q
period 2007-06-30
MILLER INDUSTRIES INC /TN/
filed 2007-08-07
CIK 924822

Table of Contents
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________  to __________________________________________________

Commission file number	1-14124

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1566286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of Principal Executive Offices)	(Zip Code)

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

☐      Yes     ☒      No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2007 was 11,555,679.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made based on our management’s belief, as well as assumptions made by, and information currently available to, our management, pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the cyclical nature of our industry, general economic conditions and the economic health of our customers, our dependence on outside suppliers of raw materials, increases in the cost of aluminum, steel and related raw materials, and increases in fuel and other transportation costs, and those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A. Risk Factors,” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2006, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$8,564	$8,204
Accounts receivable, net of allowance for doubtful accounts of $2,270 and $2,488 at June 30, 2007 and December 31, 2006, respectively	81,086	84,186
Inventories, net	42,767	43,155
Prepaid expenses and other	3,273	2,079
Current deferred income taxes	10,285	12,154
Total current assets	145,975	149,778
PROPERTY, PLANT, AND EQUIPMENT, net	31,894	27,527
GOODWILL, net	11,619	11,619
DEFERRED INCOME TAXES	4,845	7,586
OTHER ASSETS	631	922
	$194,964	$197,432
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,594	$1,623
Accounts payable	49,516	58,620
Accrued liabilities and other	14,581	13,269
Total current liabilities	65,691	73,512
LONG-TERM OBLIGATIONS, less current portion	4,739	10,537
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,555,249 and 11,509,964 outstanding at June 30, 2007 and December 31, 2006, respectively	116	115
Additional paid-in capital	160,273	159,702
Accumulated deficit	(38,271)	(48,539)
Accumulated other comprehensive income	2,416	2,105
Total shareholders’ equity	124,534	113,383
	$194,964	$197,432

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$108,825	$91,923	$222,828	$185,359
COSTS AND EXPENSES:
Costs of operations	93,096	78,062	190,848	157,353
Selling, general and administrative expenses	7,028	6,400	14,190	12,984
Interest expense, net	882	968	1,594	1,802
Total costs and expenses	101,006	85,430	206,632	172,139
INCOME BEFORE INCOME TAXES	7,819	6,493	16,196	13,220
INCOME TAX PROVISION	2,946	951	5,928	1,795
NET INCOME	$4,873	$5,542	$10,268	$11,425
BASIC INCOME PER COMMON SHARE	$0.42	$0.49	$0.89	$1.01
DILUTED INCOME PER COMMON SHARE	$0.42	$0.48	$0.88	$0.99
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,542	11,337	11,531	11,323
Diluted	11,664	11,593	11,658	11,596

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$10,268	$11,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409	1,421
Amortization of deferred financing costs	61	61
Provision for doubtful accounts	150	255
Stock-based compensation	154	154
Issuance of non-employee director shares	75	75
Deferred income tax provision	4,610	—
Changes in operating assets and liabilities:
Accounts receivable	3,029	(6,276)
Inventories	631	(7,842)
Prepaid expenses and other	(1,174)	(2,996)
Accounts payable	(9,290)	2,972
Accrued liabilities and other	1,280	(77)
Net cash provided by (used in) operating activities from continuing operations	11,203	(828)
Net cash provided by operating activities from discontinued operations	—	664
Net cash provided by (used in) operating activities	11,203	(164)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,828)	(3,179)
Proceeds from sale of property, plant and equipment	142	35
Payments received on notes receivables	286	115
Net cash used in investing activities from continuing operations	(5,400)	(3,029)
Net cash provided by investing activities from discontinued operations	—	25
Net cash used in investing activities	(5,400)	(3,004)
FINANCING ACTIVITIES:
Net borrowings under senior credit facility	—	5,000
Payments under subordinated credit facility	(5,000)	(5,000)
Payments on long-term obligations	(909)	(817)
Borrowings under long-term obligations	—	91
Additions to deferred financing costs	—	(4)
Proceeds from the exercise of stock options	342	426
Net cash used in financing activities from continuing operations	(5,567)	(304)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(5,567)	(304)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	124	472
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	360	(3,000)
CASH AND TEMPORARY INVESTMENTS, beginning of period	8,204	6,147
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	—	23
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	—	43
CASH AND TEMPORARY INVESTMENTS, end of period	$8,564	$3,127
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,059	$1,925
Cash payments for income taxes	$1,621	$2,392

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

2.    BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 122,000 and 256,000 potential dilutive common shares for the three months ended June 30, 2007 and 2006, respectively, and 127,000 and 273,000 potential dilutive common shares for the six months ended June 30, 2007 and 2006, respectively. Options to purchase approximately 37,000 and 67,000 shares of common stock were outstanding during the three and six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.    INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Chassis	$4,778	$3,596
Raw materials	18,649	18,767
Work in process	12,650	12,566
Finished goods	6,690	8,226
	$42,767	$43,155

4.    LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.    LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Outstanding borrowings under Senior Credit Facility	$4,200	$4,900
Outstanding borrowings under Junior Credit Facility	—	5,000
Mortgage, equipment and other notes payable	2,133	2,260
	6,333	12,160
Less current portion	(1,594)	(1,623)
	$4,739	$10,537

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Credit Facilities

Senior Credit Facility. The Company is party to a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type. On July 11, 2007, the Company and Wachovia agreed to certain amendments to the Senior Credit Agreement which are described below.

Formerly, in the absence of a default, all borrowings under the Revolver bore interest at the LIBOR Market Index Rate (as defined in the Senior Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that was subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement), and the Term Loan bore interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that was subject to adjustment from time to time based upon the Consolidated Leverage Ratio. The Revolver was scheduled to expire on June 15, 2008, and the Term Loan was scheduled to mature on June 15, 2010.

Under the amended Senior Credit Agreement, the non-default rate of interest under the Revolver and Term Loan was reduced to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio, and the maturity date of the Revolver was extended to June 17, 2010. The amendments also increased the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, and extended and modified certain of the negative covenants and events of default set forth in the Senior Credit Agreement.

At June 30, 2007 and December 31, 2006, the Company had no outstanding borrowings under the Revolver.

Junior Credit Facility. In May 2006, the Company repaid $5.0 million of subordinated debt under its junior credit facility with William G. Miller, the Company’s Chairman of the Board and Co-Chief Executive Officer (the “Junior Credit Facility”), and in May 2007, the Company repaid the remaining $5.0 million principal balance under the Junior Credit Facility. With such payments, all loans from Mr. Miller to the Company were paid in full. In July 2007, in connection with the amendments to the Company’s Senior Credit Agreement, the Junior Credit Facility was terminated.

The Junior Credit Facility was, by its terms, expressly subordinated only to the Senior Credit Facility, and was secured by a second priority lien and security interest in substantially all of the Company’s other assets. The Junior Credit Facility was scheduled to mature on September 17, 2008, and contained certain representations and warranties, covenants and events of default consistent with the representations and warranties, covenants and events of default in the Senior Credit Agreement. In the absence of a default, all of the term loans outstanding under the Junior Credit Facility bore interest at a rate of 9.0% per annum.

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

Future maturities of long-term obligations at June 30, 2007 are as follows (in thousands):

2008	$1,594
2009	1,605
2010	3,119
2011	12
2012	3
$6,333

6.	RELATED PARTY TRANSACTIONS

Junior Credit Facility

In May 2006, the Company repaid $5.0 million of subordinated debt under the Junior Credit Facility, and in May 2007, the Company repaid the remaining $5.0 million principal balance under the Junior Credit Facility. These payments were approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transactions. With such payments, all loans from Mr. Miller to the Company were paid in full. In July 2007, in connection with the amendments to the Company’s Senior Credit Agreement, the Junior Credit Facility was terminated.

The Company paid approximately $115,000 and $230,000 in interest expense on the Junior Credit Facility for the three months ended June 30, 2007 and 2006; and $227,500 and $455,000 for the six months ended June 30, 2007 and 2006, respectively. Additionally, approximately $39,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at December 31, 2006.

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

7.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method. This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests. For the three months ended June 30, 2007 and 2006, the Company recorded approximately $77,000, in compensation expense related to its stock-based compensation.  For the six months ended June 30, 2007 and 2006, approximately $154,000 was recorded for stock-based compensation.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

The Company did not issue any stock options during the six months ended June 30, 2007. As of June 30, 2007, the Company had $231,000 of unrecognized compensation expense related to stock options, with approximately $154,000 to be expensed during the remainder of 2007, and $77,000 to be expensed in 2008. The Company issued approximately 42,000 shares of common stock during the six months ended June 30, 2007 from the exercise of stock options. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

8.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral that the Company could be required to purchase was approximately $33.6 million at June 30, 2007, and $27.5 million at December 31, 2006.

At June 30, 2007, the Company had commitments of approximately $2.3 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2007.

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

9.    INCOME TAXES

Before the fourth quarter of 2006, the Company maintained a valuation allowance reflecting the Company’s recognition that cumulative losses in recent years indicated that it was unclear whether certain future tax benefits would be realized as a result of future taxable income. In the fourth quarter of 2006, the Company concluded that the valuation allowance on the deferred tax asset was no longer necessary given the Company’s sustained income and growth throughout the year and the favorable projected earnings outlook. A tax benefit of $8.8 million was recognized in the fourth quarter of 2006 as a result of the reversal of the valuation allowance.

10.         COMPREHENSIVE INCOME

The Company had comprehensive income of $5.1 million and $6.5 million for the three months ended June 30, 2007 and 2006, respectively; and $10.5 million and $12.6 million for the six months ended June 30, 2007 and 2006, respectively. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

11.    GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales:
North America	$89,168	$73,535	$185,061	$151,052
Foreign	19,657	18,388	37,767	34,307
	$108,825	$91,923	$222,828	$185,359

	June 30, 2007	December 31, 2006
Long Lived Assets:
North America	$40,578	$36,455
Foreign	2,935	2,691
	$43,513	$39,146

No single customer accounted for 10% or more of consolidated net sales for the three and six months ended June 30, 2007 and 2006.

12.    DISCONTINUED OPERATIONS

In 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets for the towing services segment and the distribution group are considered a “disposal group” and are no longer being depreciated.

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustees final report was approved by the United States trustee, and the final decree from the court was entered on June 19, 2007. Upon RoadOne, Inc.’s liquidation from bankruptcy, the Company recognized a pre tax, non-cash gain on deconsolidation of RoadOne, Inc., in the amount of $126,000. In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

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

Our industry is cyclical in nature and the overall demand for our products and our resulting revenues have been affected historically by levels of consumer confidence, interest rates, fuel costs, insurance costs, and economic conditions in general. During the second quarter of 2007, we completed several municipal and military orders and with no additional follow-on orders on those contracts to date, our order intake has moderated. We expect this to cause net sales for the remainder of 2007 to be lower than those achieved during the past several quarters. While we remain optimistic about our ability to secure additional follow-on orders, we cannot predict the success or the timing of any such orders under these contracts. We continue to be concerned about general economic conditions and the effect they could have on the towing and recovery industry as well as the level of acceptance by our customers of the 2008 chassis with new engine emission requirements. Accordingly, we have taken appropriate steps to reduce our production levels and lower our costs for the remainder of the year in response to these uncertainties. We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In the last quarter, we continued to manufacture towing and recovery units for several military and governmental orders for towing and recovery equipment. The timing of the receipt of additional government and military orders as well as the timing of deliveries of chassis and other wrecker components could have short-term effects on the timing of production and revenue over the remainder of 2007.

In addition, we have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials. Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future. As we determined necessary, we implemented price increases to offset these higher costs. We also began to develop alternatives to the components used in our production process that incorporate these raw materials, and continued this development during the second quarter of 2007. We have shared several of these alternatives with our major component part suppliers, some of whom have begun to implement them in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

In July 2007, we amended our Senior Credit Agreement with Wachovia to, among other things, reduce the non-default rate of interest under the revolving and term portions of our senior credit facility, increase the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, extend the maturity date of the revolver, and modify certain of the negative covenants and events of default. Total senior debt at June 30, 2007 was $4.2 million, which represents a significant decrease in our overall indebtedness from prior periods.

In May 2007, we repaid the remaining $5.0 million principal balance under our junior credit facility and with such payment, all loans under our junior credit facility were paid in full. In July 2007, in connection with the amendments to our Senior Credit Agreement, the junior credit facility was terminated.

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

Discontinued Operations

During 2002, management and the board of directors made the decision to divest of our towing services segment, as well as the operations of the distribution group of our towing and recovery equipment segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets of the towing services segment and the distribution group were considered a “disposal group” and were no longer depreciated. All assets and liabilities and results of operations associated with these assets were separately presented in the accompanying financial statements. The analyses contained herein are of continuing operations unless otherwise noted.

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

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustees final report was approved by the United States trustee, and the final decree from the court was entered on June 19, 2007. Upon RoadOne, Inc.’s liquidation from bankruptcy, we recognized a pre tax, non-cash gain on deconsolidation of RoadOne, Inc., in the amount of $126,000. In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

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

In the fourth quarter of 2006, we reversed our deferred tax valuation allowance. As a result of our positive earnings, our favorable projected earnings outlook as well as the improvements in our overall financial position, we determined that it is more likely than not that the deferred tax asset will be realized. The Company recognized a net deferred tax asset of $18.2 million as of December 31, 2006, which includes the $8.8 million recognized as a result of the reversal of the valuation allowance.

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

Results of Operations-Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net sales for the three months ended June 30, 2007 increased 18.4% to $108.8 million from $91.9 million for the comparable period in 2006. This increase was attributable to increases in production levels which have been achieved over the past year in response to the increases in demand that we have experienced.

Costs of operations for the three months ended June 30, 2007 increased 19.2% to $93.1 million from $78.1 million for the comparable period in 2006, which was attributable to increases in demand and production. Overall, costs of operations increased slightly as a percentage of sales from 84.9% to 85.6% because of product mix as well as higher raw material costs, partially offset by past pricing actions.

Selling, general, and administrative expenses for the three months ended June 30, 2007, increased to $7.0 million from $6.4 million for the three months ended June 30, 2006. The increase is attributable to increases in personnel-related expenses and other expenses associated with higher sales volume. As a percentage of sales, selling, general, and administrative expenses decreased to 6.4% for the three months ended June 30, 2007 from 7.0% for the three months ended June 30, 2006.

The provision for income taxes for the three months ended June 30, 2007 and 2006 reflects the combined effective U.S. federal, state and foreign tax rate of 37.7% and 14.7%, respectively.

Our total interest expense decreased to $0.9 million for the three months ended June 30, 2007 from $1.0 million for the comparable year-ago period. Decreases in interest expense were primarily the result of lower debt levels.

Results of Operations-Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales for the six months ended June 30, 2007 increased 20.2% to $222.8 million from $185.4 million for the comparable period in 2006. This increase was attributable to increases in production levels which have been achieved over the past year in response to the increases in demand that we have experienced.

Costs of operations for the six months ended June 30, 2007 increased 21.2% to $190.8 million from $157.4 million for the comparable period in 2006, which was attributable to increases in demand and production. Overall, costs of operations increased slightly as a percentage of sales from 84.9% to 85.7% because of product mix as well as higher raw material costs, partially offset by past pricing actions.

Selling, general, and administrative expenses for the six months ended June 30, 2007 increased to $14.2 million from $13.0 million for the six months ended June 30, 2006. The increase is attributable to increases in personnel-related expenses and other expenses associated with higher sales volume. As a percentage of sales, selling, general, and administrative expenses decreased to 6.4% for the six months ended June 30, 2007 from 7.0% for the six months ended June 30, 2006.

The provision for income taxes for the six months ended June 30, 2007 and 2006 reflects the combined effective U.S. federal, state and foreign tax rate of 36.6% and 13.6%, respectively.

Our total interest expense decreased to $1.6 million for the six months ended June 30, 2007 from $1.8 million for the comparable year-ago period. Decreases in interest expense were primarily the result of lower debt levels.

Liquidity and Capital Resources

Cash provided by operating activities was $11.2 million for the six months ended June 30, 2007, compared to $0.2 million used in operating activities for the comparable period of 2006. The cash provided by operating activities for the six months ended June 30, 2007 reflects increases in profitability coupled with decreases in accounts receivable and the utilization of our deferred tax assets, partially offset by decreases in accounts payable primarily related to the timing and terms of vendor payments.

Cash used in investing activities was $5.4 million for the six months ended June 30, 2007, compared to $3.0 million for the comparable period in 2006. The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $5.6 million for the six months ended June 30, 2007 compared to $0.3 million in comparable period in the prior year. The cash used in financing activities was used to make payments on our term loan under our senior credit facility, to repay our remaining subordinated debt, and to repay other outstanding long-term debt.

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

We are modernizing and expanding our manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania. The cost of these projects is anticipated to be approximately $14.0 million. At June 30, 2007, the Company had commitments of approximately $2.3 million for these projects, all of which is expected to be incurred in the remainder of 2007. We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

In May 2006 we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility, and in May 2007, we repaid the remaining $5.0 million principal balance of our junior credit facility.

In addition to our modernization and expansion, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at June 30, 2007 and borrowings from unused availability under our senior credit facility. We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2007.

Credit Facilities and Other Obligations

Senior Credit Facility

We are party to a Credit Agreement with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility. The senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type. On July 11, 2007, we agreed with Wachovia to make certain amendments to the Senior Credit Agreement which are described below.

Formerly, in the absence of a default, all borrowings under the revolving credit facility bore interest at the LIBOR Market Index Rate (as defined in the Credit Agreement) plus a margin of between 1.75% to 2.50% per annum that was subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement), and the term loan bore interest at a 30-day adjusted LIBOR rate plus a margin of between 1.75% to 2.50% per annum that was subject to adjustment from time to time based upon the Consolidated Leverage Ratio. The revolving credit facility was scheduled to expire on June 15, 2008, and the Term Loan was scheduled to mature on June 15, 2010.

Under the amended Credit Agreement, the non-default rate of interest under the revolving credit facility and term loan was reduced to be the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio, and the maturity date of the revolving credit facility was extended to June 17, 2010. The amendments also increased the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, and extended and modified certain of the negative covenants and events of default set forth in the Credit Agreement.

At June 30, 2007 and December 31, 2006, we had no outstanding borrowings under the revolving credit facility.

Junior Credit Facility

In May 2006, we repaid $5.0 million of subordinated debt under our junior credit facility with William G. Miller, and in May 2007, we repaid the remaining $5.0 million principal balance under the junior credit facility. With such payments, all loans under our junior credit facility were paid in full. In July 2007, in connection with the amendments to the Credit Agreement for our senior credit facility, the junior credit facility was terminated.

Our junior credit facility was, by its terms, expressly subordinated only to our senior credit facility, and was secured by a second priority lien and security interest in substantially all of our other assets. The junior credit facility was scheduled to mature on September 17, 2008, and contained certain representations and warranties, covenants and events of default consistent with the representations and warranties, covenants and events of default in the Credit Agreement for our senior credit facility. In the absence of a default, all of the term loans outstanding under the junior credit facility bore interest at a rate of 9.0% per annum.

Interest Rate Sensitivity

Because of the amount of obligations outstanding under our senior credit facility and the connection of the interest rate under such facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have an effect on our ability to satisfy our obligations under this facility and increase our interest expense. Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

Other Long-Term Obligations

In addition to the borrowings under the senior credit facility described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2007. We also had approximately $2.4 million in non-cancelable operating lease obligations.

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

On May 25, 2007, we held our annual meeting of shareholders. As of the record date for the annual meeting, April 13, 2007, there were 11,531,529 shares issued, outstanding and entitled to vote at the annual meeting of shareholders. Represented at the meeting in person or by proxy were 10,242,063 shares of common stock representing approximately 88.8% of the shares of common stock outstanding as of April 13, 2007.

Votes cast for or withheld at the annual meeting regarding the election of five (5) directors for a term of one (1) year were as follows:

Name	For	Withheld
Jeffrey I. Badgley	9,765,302	476,761
A. Russell Chandler, III	9,685,107	556,956
Paul E. Drack	9,831,941	410,122
William G. Miller	9,827,213	414,850
Richard H. Roberts	9,832,631	409,432

ITEM 6.	EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission in August 1994)
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

_______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC. By: /s/ J. Vincent Mish J. Vincent Mish Executive Vice President and Chief Financial Officer

Date: August 7, 2007