Form 10-Q
period 2007-09-30
MILLER INDUSTRIES INC /TN/
filed 2007-11-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2007 was 11,588,179.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are made based on our management’s belief, as well as assumptions made by, and information currently available to, our management, pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the cyclical nature of our industry, general economic conditions and the economic health of our customers, our dependence on outside suppliers of raw materials, increases in the cost of aluminum, steel, petroleum-related products and other raw materials, increases in fuel and other transportation costs, and those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A. Risk Factors,” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2006, which discussion is incorporated herein by this reference.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$11,304	$8,204
Accounts receivable, net of allowance for doubtful accounts of $1,630 and $2,488 at September 30, 2007 and December 31, 2006, respectively	76,569	84,186
Inventories, net	36,416	43,155
Prepaid expenses and other	2,212	2,079
Current deferred income taxes	10,154	12,154
Total current assets	136,655	149,778
PROPERTY, PLANT, AND EQUIPMENT, net	32,885	27,527
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	3,457	7,586
OTHER ASSETS	548	922
	$185,164	$197,432
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,602	$1,623
Accounts payable	37,532	58,620
Accrued liabilities and other	12,952	13,269
Total current liabilities	52,086	73,512
LONG-TERM OBLIGATIONS, less current portion	4,319	10,537
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,588,179 and 11,509,964 outstanding at September 30, 2007 and December 31, 2006, respectively	116	115
Additional paid-in capital	160,623	159,702
Accumulated deficit	(34,673)	(48,539)
Accumulated other comprehensive income	2,693	2,105
Total shareholders’ equity	128,759	113,383
	$185,164	$197,432

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$92,692	$107,364	$315,520	$292,723
COSTS AND EXPENSES:
Costs of operations	79,637	92,228	270,485	249,582
Selling, general and administrative expenses	6,481	6,632	20,671	19,615
Interest expense, net	1,018	851	2,612	2,653
Total costs and expenses	87,136	99,711	293,768	271,850
INCOME BEFORE INCOME TAXES	5,556	7,653	21,752	20,873
INCOME TAX PROVISION	1,958	967	7,886	2,761
NET INCOME	$3,598	$6,686	$13,866	$18,112
BASIC INCOME PER COMMON SHARE	$0.31	$0.59	$1.20	$1.60
DILUTED INCOME PER COMMON SHARE	$0.31	$0.58	$1.19	$1.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,572	11,360	11,545	11,334
Diluted	11,667	11,577	11,661	11,589

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$13,866	$18,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,127	2,119
Amortization of deferred financing costs	92	92
Deferred income tax provision	6,134	—
Provision for doubtful accounts	225	771
Stock-based compensation	231	231
Issuance of non-employee director shares	75	75
Gain on disposals of property, plant and equipment	(109)	—
Changes in operating assets and liabilities:
Accounts receivable	7,600	(13,391)
Inventories	7,211	(7,227)
Prepaid expenses and other	(107)	(1,501)
Accounts payable	(21,462)	6,771
Accrued liabilities and other	(398)	208
Net cash provided by operating activities from continuing operations	15,485	6,260
Net cash provided by operating activities from discontinued operations	—	658
Net cash provided by operating activities	15,485	6,918
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,401)	(6,689)
Proceeds from sale of property, plant and equipment	143	91
Payments received on notes receivables	391	171
Net cash used in investing activities from continuing operations	(6,867)	(6,427)
Net cash provided by investing activities from discontinued operations	—	25
Net cash used in investing activities	(6,867)	(6,402)
FINANCING ACTIVITIES:
Net borrowings under senior credit facility	—	3,000
Payments under subordinated credit facility	(5,000)	(5,000)
Payments on long-term obligations	(1,324)	(1,202)
Borrowings under long-term obligations	—	168
Additions to deferred financing costs	(42)	(4)
Proceeds from the exercise of stock options	617	484
Net cash used in financing activities from continuing operations	(5,749)	(2,554)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(5,749)	(2,554)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	231	520
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	3,100	(1,518)
CASH AND TEMPORARY INVESTMENTS, beginning of period	8,204	6,147
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of period	—	23
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of period	—	102
CASH AND TEMPORARY INVESTMENTS, end of period	$11,304	$4,550
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,233	$2,866
Cash payments for income taxes	$2,157	$3,044

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

2.           BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding.  Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 95,000 and 217,000 potential dilutive common shares for the three months ended September 30, 2007 and 2006, respectively, and 116,000 and 254,000 potential dilutive common shares for the nine months ended September 30, 2007 and 2006, respectively.  Options to purchase approximately 35,000 and 103,000 shares of common stock were outstanding during the three months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the nine months ended September 30, 2007 and 2006, options to purchase approximately 35,000 and 61,000 were outstanding during the related period but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.           INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Chassis	$2,378	$3,596
Raw materials	17,055	18,767
Work in process	12,284	12,566
Finished goods	4,699	8,226
	$36,416	$43,155

4.           LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

5.           LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Outstanding borrowings under Senior Credit Facility	$3,850	$4,900
Outstanding borrowings under Junior Credit Facility	—	5,000
Mortgage, equipment and other notes payable	2,071	2,260
	5,921	12,160
Less current portion	(1,602)	(1,623)
	$4,319	$10,537

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

At September 30, 2007 and December 31, 2006, the Company had no outstanding borrowings under the Revolver.

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

Future maturities of long-term obligations at September 30, 2007 are as follows (in thousands):

2008	$1,602
2009	1,600
2010	2,708
2011	11
$5,921

6.   RELATED PARTY TRANSACTIONS

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

The Company paid approximately $0 and $115,000 in interest expense on the Junior Credit Facility for the three months ended September 30, 2007 and 2006; and $228,000 and $570,000 for the nine months ended September 30, 2007 and 2006, respectively.  Additionally, approximately $39,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at December 31, 2006.

7.           STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method.  This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.  For the three months ended September 30, 2007 and 2006, the Company recorded $77,000 in compensation expense related to its stock-based compensation.  For the nine months ended September 30, 2007 and 2006, $231,000 was recorded for stock-based compensation.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

The Company did not issue any stock options during the nine months ended September 30, 2007.  As of September 30, 2007, the Company had $154,000 of unrecognized compensation expense related to stock options, with $77,000 to be expensed during the remainder of 2007, and $77,000 to be expensed in 2008.  The Company issued approximately 75,000 shares of common stock during the nine months ended September 30, 2007 from the exercise of stock options.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

8.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral that the Company could be required to purchase was approximately $32.5 million at September 30, 2007, and $27.5 million at December 31, 2006.

At September 30, 2007, the Company had commitments of approximately $2.6 million for construction and acquisition of property and equipment, all of which is expected to be incurred in the remainder of 2007.

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

10.        COMPREHENSIVE INCOME

The Company had comprehensive income of $3.9 million and $6.8 million for the three months ended September 30, 2007 and 2006, respectively; and $14.5 million and $19.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

11.        GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales:
North America	$70,968	$87,057	$256,029	$238,109
Foreign	21,724	20,307	59,491	54,614
	$92,692	$107,364	$315,520	$292,723

	September 30, 2007	December 31, 2006
Long Lived Assets:
North America	$41,540	$36,455
Foreign	2,964	2,691
	$44,504	$39,146

No single customer accounted for 10% or more of consolidated net sales for the three and nine months ended September 30, 2007 and 2006.

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

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed. In December 2006, the trustees final report was approved by the United States trustee, and the final decree of the court was entered on June 19, 2007.  Upon RoadOne, Inc.’s liquidation from bankruptcy, the Company recognized a pre-tax, non-cash gain on deconsolidation of RoadOne, Inc., in the amount of $126,000.  In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also gives guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  FIN 48 was effective on January 1, 2007 and did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued a Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115.”  SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of SFAS 159 on our financial statements and expect to complete this evaluation in 2007.  We will adopt this new accounting standard on January 1, 2008.

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

Our industry is cyclical in nature and the overall demand for our products and our resulting revenues have been affected historically by levels of consumer confidence, interest rates, fuel costs, insurance costs, and economic conditions in general.  During the second quarter of 2007, we completed several municipal and military orders but with only a small number of additional orders received under those contracts during the third quarter of 2007, our order intake has moderated.  We expect this decrease to cause net sales for the remainder of 2007 to be lower than those achieved during the past several quarters.  We remain optimistic about our ability to secure additional follow-on orders, but we cannot predict the success or the timing of any such orders under these contracts.  We continue to be concerned about general economic conditions and the effect they could have on the towing and recovery industry.  Accordingly, we continue to take steps to reduce our production levels and lower our costs for the remainder of the year in response to these uncertainties.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In addition, we have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials.  Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future.  As we determined necessary, we implemented price increases to offset these higher costs.  We also began to develop alternatives to the components used in our production process that incorporate these raw materials, and continued this development during the third quarter of 2007.  We have shared several of these alternatives with our major component part suppliers, some of whom have begun to implement them in the production of our component parts.  We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

In July 2007, we amended our Senior Credit Agreement with Wachovia to, among other things, reduce the non-default rate of interest under the revolving and term portions of our senior credit facility, increase the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, extend the maturity date of the revolver, and modify certain of the negative covenants and events of default.  Total senior debt at September 30, 2007 was $3.9 million, which represents a significant decrease in our overall indebtedness from prior periods.

In May 2007, we repaid the remaining $5.0 million principal balance under our junior credit facility and with such payment, all loans under our junior credit facility were paid in full.  In July 2007, in connection with the amendments to our Senior Credit Agreement, the junior credit facility was terminated.

Interest expense consists primarily of interest on bank debt, chassis purchases and distributor floor plan financing.  Despite reduced levels of bank debt, total interest expense increased to $1.0 million in the third quarter of 2007 from $0.9 million in the comparable year-ago period.  This was due to an increase in interest on chassis purchases, together with fairly constant floor plan interest expense partially offset by substantially reduced interest on bank debt.  The interest on chassis purchases resulted from increased purchases of chassis in advance of implementation of new emissions standards for 2008 models.

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

We are currently modernizing and expanding our manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania and expect these projects to continue through 2007.  In addition, we are considering modernization and expansion projects at our other manufacturing facilities.  We believe these modernization and expansion efforts will position us to more effectively face the challenges of the global marketplace in the future.

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

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed.  In December 2006, the trustees final report was approved by the United States trustee, and the final decree of the court was entered on June 19, 2007.  Upon RoadOne, Inc.’s liquidation from bankruptcy, we recognized a pre tax, non-cash gain on deconsolidation of RoadOne, Inc., in the amount of $126,000.  In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

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

Valuation of long-lived assets and goodwill

Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable.  When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value.  The determination of fair value is based on projected future cash flows discounted at a rate determined by management or, if available, independent appraisals or sales price negotiations.  The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions and industry competition and general economic and business conditions among other factors.  We believe that these estimates are reasonable, however, changes in any of these factors could affect these evaluations.  Based on these estimations, we believe that our long-lived assets are appropriately valued.

Warranty Reserves

We estimate expense for product warranty claims at the time products are sold.  These estimates are established using historical information about the nature, frequency and average cost of warranty claims.  We review trends of warranty claims and take actions to improve product quality and minimize warranty claims.  We believe the warranty reserve is adequate, however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual.

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

Results of Operations–Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net sales for the three months ended September 30, 2007 decreased 13.7% to $92.7 million from $107.4 million for the comparable period in 2006.  This decrease was attributable primarily to the small number of additional orders received during the third quarter of 2007 under certain governmental and military contracts for which orders were completed in 2006 and during the first two quarters of 2007.

Costs of operations for the three months ended September 30, 2007 decreased 13.7% to $79.6 million from $92.2 million for the comparable period in 2006, which was attributable to lower production levels in 2007 compared to 2006 as described above.  Overall, costs of operations remained constant at 85.9%.

Selling, general and administrative expenses for the three months ended September 30, 2007 decreased to $6.5 million from $6.6 million for the three months ended September 30, 2006.  As a percentage of sales, selling, general and administrative expenses increased to 7.0% for the three months ended September 30, 2007 from 6.2% for the three months ended September 30, 2006 due to increases in personnel-related expenses and other expenses spread over lower sales and production volume.

The provision for income taxes for the three months ended September 30, 2007 and 2006 reflects the combined effective U.S. federal, state and foreign tax rate of 35.2% and 12.6%, respectively.

Our total interest expense increased to $1.0 million for the three months ended September 30, 2007 from $0.9 million for the comparable year-ago period.  Increases in interest expense were primarily the result of increases in interest on chassis purchases together with distributor floor plan interest expense.

Results of Operations–Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net sales for the nine months ended September 30, 2007 increased 7.8% to $315.5 million from $292.7 million for the comparable period in 2006.  This increase was attributable to increases in order levels during 2006 and in the first and second quarter of 2007 as a result of increased demand for our products, offset by lower order levels and sales in the third quarter of 2007 as described above.

Costs of operations for the nine months ended September 30, 2007 increased 8.4% to $270.5 million from $249.6 million for the comparable period in 2006, which was attributable to increases in demand and production.  Overall, costs of operations increased slightly as a percentage of sales from 85.3% to 85.7% because of product mix as well as higher raw material costs, partially offset by past pricing actions.

Selling, general and administrative expenses for the nine months ended September 30, 2007 increased to $20.7 million from $19.6 million for the nine months ended September 30, 2006.  The increase is attributable to increases in personnel-related expenses and other expenses associated with higher sales volume.  As a percentage of sales, selling, general and administrative expenses decreased to 6.6% for the nine months ended September 30, 2007 from 6.7% for the nine months ended September 30, 2006.

The provision for income taxes for the nine months ended September 30, 2007 and 2006 reflects the combined effective U.S. federal, state and foreign tax rate of 36.3% and 13.2%, respectively.

Our total interest expense decreased to $2.6 million for the nine months ended September 30, 2007 from $2.7 million for the comparable year-ago period.  Decreases in interest expense were primarily the result of lower debt levels offset by increases in interest on chassis purchases together with distributor floor plan interest expense.

Liquidity and Capital Resources

Cash provided by operating activities was $15.4 million for the nine months ended September 30, 2007, compared to $6.9 million for the comparable period in 2006.  The cash provided by operating activities for the nine months ended September 30, 2007 reflects strong profitability coupled with decreases in accounts receivable and inventory and the utilization of our deferred tax assets, partially offset by decreases in accounts payable primarily related to the timing and terms of vendor payments.

Cash used in investing activities was $6.9 million for the nine months ended September 30, 2007, compared to $6.4 million for the comparable period in 2006.  The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $5.7 million for the nine months ended September 30, 2007 compared to $2.6 million for the comparable period in the prior year.  The cash used in financing activities was used to make payments on our term loan under our senior credit facility, to repay our remaining subordinated debt, and to repay other outstanding long-term debt.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities, to pay down other long-term debt and to pay for capital expenditures related to our plant modernization.  In addition, our working capital requirements have been and will continue to be significant in connection with shifts in product mix to meet changes in customer demand.

We are modernizing and expanding our manufacturing facilities in Ooltewah, Tennessee and Hermitage, Pennsylvania.  The cost of these projects is anticipated to be approximately $14.0 million.  At September 30, 2007, the Company had commitments of approximately $2.6 million for these projects, all of which is expected to be incurred in the remainder of 2007.  We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

In May 2006, we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility, and in May 2007, we repaid the remaining $5.0 million principal balance of our junior credit facility.

In addition to our modernization and expansion, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility.  We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2007 and borrowings from unused availability under our senior credit facility.  We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2007.

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

At September 30, 2007 and December 31, 2006, we had no outstanding borrowings under the revolving credit facility.

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

Other Long-Term Obligations

In addition to the borrowings under the senior credit facility described above, we had approximately $2.1 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2007.  We also had approximately $2.2 million in non-cancelable operating lease obligations.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 5.	OTHER INFORMATION

On November 5, 2007, the Board of Directors approved and adopted Amended and Restated Bylaws of the Company, which include amendments to Article IV thereof to expressly provide for the ability to issue uncertificated shares.  These amendments are intended to comply with Rule 501.00 of the New York Stock Exchange Listed Company Manual which requires issuers to be eligible for a direct registration program that permits an investor’s ownership to be recorded and maintained on the books of the issuer or its transfer agent without the issuance of a physical stock certificate.

ITEM 6.	EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Amended and Restated Bylaws of the Registrant*
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
______________

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

	By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: November 8, 2007