Form 10-K
period 2007-12-31
MILLER INDUSTRIES INC /TN/
filed 2008-03-13
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     ☐   Yes   ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $251,365,155 (based on 10,014,548 shares held by non-affiliates at $25.10 per share, the last sale price reported on the New York Stock Exchange on June 30, 2007).

At March 10, 2008 there were 11,593,588 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to the cyclical nature of our industry, the general economic health of our customers, our dependence on outside suppliers of raw materials, increases in the cost of aluminum, steel and related raw materials, increases in fuel and other transportation costs, and those factors set forth below under the caption “Risk Factors” and those otherwise described from time to time in our Securities and Exchange Commission reports filed after this Annual Report.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

i

PART I

ITEM 1.	BUSINESS

General

Miller Industries is the world’s largest manufacturer of vehicle towing and recovery equipment, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

Since 1990, we have developed or acquired several of the most well-recognized brands in the towing and recovery equipment manufacturing industry.  Our strategy has been to diversify our line of products and increase our presence in the industry by combining internal growth and development with acquisitions of complementary products.

In this Annual Report on Form 10-K, the words “Miller Industries,” “the Company,” “we,” “our,” “ours,” and “us” refer to Miller Industries, Inc., and its subsidiaries or any of them.

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements.  We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties.  We frequently purchase the truck chassis for resale to our customers.  Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and 75-ton lifting capacities.  Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.  We also manufacture a line of transport trailers.

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim, the Middle East, South America and Africa.  Additionally, as a result of our ownership of Jige in France and Boniface in the United Kingdom, we have substantial distribution capabilities in Europe.  While most of our distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of our independent distributors sell our products on an exclusive basis.  In addition to selling our products to towing operators, our independent distributors provide parts and service.  We also utilize sales representatives to exclusively market our products and provide expertise and sales assistance to our independent distributors.  Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

Product Lines

We manufacture a broad line of wrecker, car carrier and trailer bodies to meet a full range of customer design, capacity and cost requirements.

Wreckers.  Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 75-ton lifting capacities.  Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles.  Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and proprietary remote control devices for operating wreckers.  In addition, certain light duty wreckers are equipped with automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

Car Carriers.  Car carriers are specialized flat-bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over longer distances.  In addition to transporting vehicles, car carriers may also be used for other purposes, including transportation of industrial equipment. Many professional towing operators have added car carriers to their fleets to complement their towing capabilities.

Transport Trailers.  Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles.  These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications.  These trailers are easy to load with 6 to 7 vehicles, and with the optional cab rack, can haul up to 8 vehicles.  The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport.  Many professional towing operators have added auto transport trailers to their fleets to add to their towing capabilities.  Also, we design, engineer and manufacture special-use transport and trailer products to be used primarily in military applications.

Brand Names

We manufacture and market our wreckers, car carriers and trailers under ten separate brand names.  Although certain brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

Century®.  The Century brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry.  The Century line was started in 1974 and produces wreckers ranging from 8-ton light duty to 75-ton heavy duty models, and car carriers in lengths from 20 to 30 feet.  Management believes that the Century brand has a reputation as the industry’s leading product innovator.

Vulcan®.  Our Vulcan product line includes a range of premium light and heavy duty wreckers, ranging from 8-ton light duty to 50-ton heavy duty models, and car carriers.  The Vulcan line is sold through its own independent distribution network.

Challenger®.  Our Challenger products compete with the Century and Vulcan products and constitute a third premium product line.  Challenger products consist of heavy duty wreckers with capacities ranging from 8 to 75 tons.  The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

Holmes®.  Our Holmes product line includes mid-priced wreckers with 8 to 16 ton capacities, a 16-ton rotator and a detachable towing unit (DTU).  The Holmes wrecker was first produced in 1916.  Historically, the Holmes name has been the most well-recognized and leading industry brand both domestically and internationally.

Champion®.  The Champion brand, which was introduced in 1991, includes car carriers which range in length from 19 to 21 feet.  The Champion product line, which is generally lower-priced, allows us to offer a full line of car carriers at various competitive price points.

Chevron™.  Our Chevron product line is comprised primarily of premium car carriers.  Chevron produces a range of premium single-car, multi-car and industrial carriers, as well as wreckers ranging from 8-ton to 16-ton models.  The Chevron line is operated autonomously with its own independent distribution network.

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

Jige™.  Our Jige product line is comprised of a broad line of premium light and heavy duty wreckers and car carriers marketed primarily in Europe.  Jige is a market leader best known for its innovative designs of car carriers and light wreckers necessary to operate within the narrow confines of European cities, as well as large wreckers.

Boniface™.  Our Boniface product line is comprised primarily of premium heavy duty wreckers marketed primarily in Europe.  Boniface produces heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

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

We purchase raw materials and component parts from a number of sources.  Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers.  In recent years prices have fluctuated significantly, but we have experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules.  Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers.  Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business.

Sales, Distribution and Marketing of Towing and Recovery Equipment

Independent Distributors and Sales

Management categorizes the towing and recovery market into three general product types:  light duty wreckers; heavy duty wreckers; and car carriers.  The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, municipal and federal governmental agencies and repair shop or salvage company owners.  The heavy duty market includes professional wrecker operators serving the needs of commercial vehicle operators.  The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities.  Management estimates that there are approximately 30,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

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

We have developed a diverse network of independent distributors, consisting of approximately 120 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets.  In 2007, no single distributor accounted for more than 10% of our sales.  Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors.  To increase exposure to our products, we also serve as the official recovery team for many automobile racing events, including NASCAR races at Daytona, Talladega, Richmond, Chicago, Kansas, California, Michigan and Darlington, the Rolex Daytona 24 Hour Race, the Brickyard, and the Indy 500 races, among others.

We routinely respond to requests for proposals or bid invitations in consultation with our local distributors.  Our products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies and we intend to continue to pursue government contracting opportunities.

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national, regional and international trade shows.  In order to focus our marketing efforts and to control marketing costs, we concentrate our efforts on the major trade shows each year, and we work with our network of independent distributors to concentrate on various regional shows.

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

Towing Services – RoadOne

In 1997 we formed RoadOne, Inc. to build a national towing services network.  However, in 2002 we made the decision to sell our towing services operations.  As of December 31, 2003, all of the towing services operations had either been sold or closed, and as of December 31, 2006, there were no assets remaining from previous towing services market sales.

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed.  In December 2006, the trustee’s final report was approved by the United States trustee, and the final decree was entered on June 19, 2007.  As a result of the bankruptcy proceedings, RoadOne, Inc. was deconsolidated from our financial statements as of December 31, 2006.  The deconsolidation resulted in a pre-tax, non-cash gain of $126,000.

Employees

We employed approximately 900 people as of December 31, 2007.  None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms is considered one of the most innovative developments in the wrecker industry.  This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials.  This technology, particularly the L-arms, is used in a majority of commercial wreckers today.  We hold a number of utility and design patents covering other of our products, including the Vulcan “scoop” wheel-retainer and the car carrier anti-tilt device.  We have also obtained the rights to use and develop certain technologies owned or patented by others.  Management believes that, until the patents on our technology expire, utilization of our patented technology without a license is an infringement of such patents.  We have successfully litigated infringement lawsuits in which the validity of our patents on our technology was upheld, and successfully settled other lawsuits.  Pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all tow truck and car carrier manufacturers.

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

Name	Age	Position

William G. Miller	61	Chairman of the Board and Co-Chief Executive Officer

Jeffrey I. Badgley	55	President and Co-Chief Executive Officer

Frank Madonia	59	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	57	Executive Vice President, Chief Financial Officer and Treasurer

William G. Miller has served as Chairman of the Board since April 1994 and our Co-Chief Executive Officer since October 2003.  Mr. Miller served as our Chief Executive Officer from April 1994 until June 1997.  In June 1997, he was named Co-Chief Executive Officer, a title he shared with Jeffrey I. Badgley until November 1997.  Mr. Miller also served as our President from April 1994 to June 1996.  He served as Chairman of Miller Group, Inc. from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994.  Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc. and The Signal Companies, Inc.

Jeffrey I. Badgley has served as our Co-Chief Executive Officer with Mr. Miller since October 2003, as our President since June 1996 and as a director since January 1996.  Mr. Badgley served as our Chief Executive Officer from November 1997 to October 2003.  In June 1997, he was named our Co-Chief Executive Officer, a title he shared with Mr. Miller until November 1997.  Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997.  In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996.  Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment, Inc. from 1988 to 1996.  He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation from 1982 until joining Miller Industries Towing Equipment Inc.

Frank Madonia has served as our Executive Vice President, Secretary and General Counsel since September 1998.  From April 1994 to September 1998 Mr. Madonia served as our Vice President, General Counsel and Secretary.  Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment, Inc. since its acquisition by Miller Group in 1990.  From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement.  Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc. and The Signal Companies, Inc.

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

Our business is subject to the cyclical nature of our industry, consumer confidence, fluctuations in interest rates and changes in economic conditions in general.  Adverse changes with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature and historically the industry has been affected by consumer confidence, fluctuations in interest rates and changes in economic conditions in general.  Downturns in the economy, declines in consumer confidence and fluctuations in interest rates, or a combination of these factors, have in the past, and could in the future, have a material adverse effect on our operations.

Overall demand from our customers may be affected by increases in their fuel and insurance costs, the reduced availability of credit and changes in weather conditions.

In recent years, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and there can be no assurance that these costs will not continue to increase for our customers in the future.  Additionally, our customers also have, from time to time, experienced reduced availability of credit and have been subject to unpredictable and varying weather conditions.  Reduced availability of credit and unpredictable weather conditions negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment.  Cost increases, reductions in the availability of credit, and unpredictable weather conditions have had, and may continue to have, a negative effect on our customers, and, consequently, a material effect upon our business and operating results.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products  and other purchased component parts, leaves us subject to price increases and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and although we believe that these suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts.  Shipment delays, unexpected price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices.  For example, recent increases in demand for aluminum, steel and petroleum-related products, as well as disruptions in the supply of raw materials, have resulted in substantially higher prices for raw materials.  Partially to offset these increases, we have, from time to time, implemented general price increases and cost surcharges.  While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so.  Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are frequently supplied by us, or are purchased separately by our distributors or by towing operators.  Although we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Our competitors could impede our ability to attract new customers, or attract current customers away from us.

The towing and recovery equipment manufacturing industry is highly competitive.  Competition for sales exists domestically and internationally at the manufacturer, distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price.  In addition, sales of our products are affected by the market for used towing and recovery equipment.  Certain of our competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than us.

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

A significant portion of our net sales and production in 2007 were outside the United States, primarily in Europe.  As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations.  Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including British pounds and the Euro.  We are subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

Projects to modernize and expand our manufacturing facilities could adversely affect production at those facilities.

We recently completed a project to modernize and expand our Hermitage, Pennsylvania manufacturing facility, and expect to complete a similar project at our Ooltewah, Tennessee manufacturing facility during the first half of 2008.  In addition, from time to time we evaluate the need for similar projects at our other existing manufacturing facilities depending, in part, on anticipated demand for our products.  Although we have implemented a plan to minimize the impact of these existing modernization activities on our current production, construction delays and related problems could arise as a result of our expansion efforts.  Construction or other related problems at any one of our facilities could result in manufacturing delays, and could otherwise adversely affect our ability to operate these facilities at full manufacturing capacity.

The requirements and restrictions imposed by our senior credit facility restrict our ability to operate our business, and failure to comply with these requirements and restrictions could adversely affect our business.

The terms of our senior credit facility restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our or their assets.  Our senior credit facility also requires us to meet certain financial tests, and to comply with certain other reporting, affirmative and negative covenants.

If we fail to comply with the requirements of our senior credit facility, such non-compliance would result in an event of default.  If not waived by the lending group, such event of default would result in the acceleration of the amount due under the senior credit facility, and may permit our lenders to foreclose on our assets that secure the senior credit facility.

Our ability to service our credit arrangements may be affected by fluctuations in interest rates.

Interest on our obligations outstanding under our senior credit facility and other credit arrangements is connected to the LIBOR rate or prime rate.  Therefore, an increase in the LIBOR rate or the prime rate would increase interest expense and could have an effect on our ability to satisfy our obligations under those arrangements outstanding at any particular time.  Our liquidity and access to capital resources could be affected by increasing interest rates.

We depend upon skilled labor to manufacture our products, and if we experience problems hiring and retaining skilled labor, our business may be negatively affected.

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

We sold or closed all remaining towing services businesses during 2003.  As a result, almost all of our former towing services businesses now operate under new ownership, and in general the customary operating liabilities of these businesses were assumed by the new owners.  Our subsidiaries that sold these businesses may be subject to some continuing liabilities with respect to their pre-sale operations, including, for example, liabilities related to litigation.  Miller Industries, Inc. may be subject to some of such continuing liabilities by virtue of certain direct contractual parent guarantees.

In October 2005, our subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed.  In December 2006, the trustee’s final report was approved by the United States trustee, and the final decree was entered on June 19, 2007.

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

William G. Miller, our chairman and Co-Chief Executive Officer, beneficially owns approximately 12% of the outstanding shares of our common stock.  Accordingly, Mr. Miller has the ability to exert significant influence over our business affairs, including the ability to influence the election of directors and the result of voting on all matters requiring shareholder approval.

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

We recently completed a project to modernize and expand our manufacturing facility in Hermitage, Pennsylvania, and expect to complete a similar project at our Ooltewah, Tennessee manufacturing facility during 2008.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2006
First Quarter	$26.13	$19.72
Second Quarter	29.31	17.60
Third Quarter	21.50	16.61
Fourth Quarter	24.71	17.95
Year Ended December 31, 2007
First Quarter	$24.18	$20.34
Second Quarter	26.08	21.78
Third Quarter	26.45	15.23
Fourth Quarter	18.04	11.72
Year Ending December 31, 2008
First Quarter (through March 10, 2008)	$14.15	$11.06

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2007 was 510 and 4,800, respectively.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchases during the fourth quarter of 2007.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2007.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2002 through December 31, 2007.  The respective returns assume reinvestment of dividends paid.

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
Miller Industries, Inc.	100	124	350	629	744	424
NYSE Composite Index(1)	100	129	145	155	183	195
S&P Construction Index(2)	100	170	206	237	254	345

(1)	The New York Stock Exchange revised the NYSE Composite Index as of December 31, 2002. The change recalibrated the base year as December 31, 2002.

(2)
For the year ended December 31, 2002, Standard & Poors transferred the Heavy Duty Trucks and Parts index, the index previously used by the Company, to the S&P 500 – Construction and Farm Machinery and Heavy Trucks Index.  As a result, the Company has elected to use the S&P 500 – Construction and Farm Machinery and Heavy Trucks index in the above comparison.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes.  You should read this data together with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share data)
Statement of Operations Data (1):
Net Sales:
Towing and recovery equipment	$400,032	$409,421	$351,884	$236,308	$192,043
Towing services	–	–	–	–	13,953
	400,032	409,421	351,884	236,308	205,996
Costs and expenses:
Costs of operations:
Towing and recovery equipment	343,885	349,639	301,943	205,021	168,390
Towing services	–	–	–	–	10,618
	343,885	349,639	301,943	205,021	179,008
Selling, general, and administrative expenses	27,105	26,837	24,293	18,904	17,411
Special charges (2)	–	–	–	–	682
Interest expense	3,392	3,518	4,012	4,657	5,609
Total costs and expenses	374,382	379,994	330,248	228,582	202,710
Income from continuing operations before income taxes	25,650	29,427	21,636	7,726	3,286
Income tax provision	9,319	2,454	2,936	740	1,216
Income from continuing operations	16,331	26,973	18,700	6,986	2,070
Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	–	126	(114)	(1,511)	(16,223)
Tax benefit of advances to and investment in certain discontinued operations	–	(18,244)	–	–	–
Gain (loss) from discontinued operations	–	18,370	(114)	(1,511)	(16,223)
Net income (loss)	$16,331	$45,343	$18,586	$5,475	$(14,153)
Basic net income (loss) per common share:
Income from continuing operations	$1.41	$2.37	$1.67	$0.64	$0.22
Gain (loss) from discontinued operations	–	1.62	(0.01)	(0.14)	(1.74)
Basic income (loss)	$1.41	$3.99	$1.66	$0.50	$(1.52)
Diluted net income (loss) per common share:
Income from continuing operations	$1.40	$2.33	$1.63	$0.64	$0.22
Gain (loss) from discontinued operations	–	1.58	(0.01)	(0.14)	(1.74)
Diluted income (loss)	$1.40	$3.91	$1.62	$0.50	$(1.52)
Weighted average shares outstanding:
Basic	11,556	11,360	11,226	10,860	9,342
Diluted	11,655	11,596	11,474	10,982	9,342

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Working capital	$82,092	$76,266	$50,406	$39,978	$31,136
Total assets	189,042	197,432	144,570	127,822	131,818
Long-term obligations, less current portion	4,203	10,537	16,803	24,345	29,927
Common shareholders' equity	132,488	113,383	64,755	46,785	27,997

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

Our industry is cyclical in nature and increasingly over the course of 2007 the overall demand for our products and our resulting revenues were negatively affected by lower levels of consumer confidence, fluctuating interest rates, higher fuel and insurance costs, and economic conditions in general.  We continue to be concerned about general economic conditions and the effect they could have on the towing and recovery industry.  Accordingly, we continue to take steps to reduce our production levels and lower our costs in response to these uncertainties.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In the first half of 2007, we completed orders under several municipal and military contracts, but with only a small number of subsequent additional orders on those contracts, our overall order intake has moderated.  We continue to work to secure additional follow-on orders under these contracts, but we cannot predict the success or timing of any such orders.

In addition, we have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials.  Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future.  In the past, as we have determined necessary, we have implemented price increases to offset these higher costs.  We also began to develop alternatives to the components used in our production process that incorporate these raw materials.  We have shared several of these alternatives with our major component part suppliers, and some of our suppliers have begun to implement them in the production of our component parts.  We continue to monitor raw material prices and availability in order to more favorably position the company in this dynamic market.

In July 2007, we amended our Senior Credit Agreement with Wachovia to, among other things, reduce the non default rate of interest under the revolving and term portions of our senior credit facility, increase the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, extend the maturity date of the revolver, and modify certain of the negative covenants and events of default.  Total senior debt at December 31, 2007 was $3.5 million, which represents a significant decrease in our overall indebtedness from prior periods.

In May 2007, we repaid the remaining $5.0 million principal balance under our junior credit facility and with such payment, all loans under our junior credit facility were paid in full.  In July 2007, in connection with the amendments to our Senior Credit Agreement, the junior credit facility was terminated.

In 2007, we completed our modernization and expansion projects at our manufacturing facility in Hermitage, Pennsylvania, and we expect to complete a similar project at our Ooltewah, Tennessee manufacturing facility in the first half of 2008.  We believe these modernization and expansion efforts will position us to more effectively face the challenges of the global marketplace in the future.

Discontinued Operations

During 2002, management and the board of directors made the decision to divest our towing services segment, as well as the operations of the distribution group of our towing and recovery equipment segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets of the towing services segment and the distribution group were considered a “disposal group” and were no longer depreciated.  All assets and liabilities and results of operations associated with these assets were separately presented in the accompanying financial statements.  The analyses contained herein are of continuing operations unless otherwise noted.  In 2006, a gain from discontinued operations was recognized on the deconsolidation of RoadOne, Inc.

In October 2005, RoadOne, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed.  In December 2006, the trustee’s final report was approved by the United States trustee, and the final decree was entered on June 19, 2007.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Differences between the effective tax rate and the expected tax rate are due to changes in deferred tax assets.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our consolidated statement of operations.

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

	2007	2006	2005
Continuing Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	86.0%	85.4%	85.8%
Selling, general and administrative	6.8%	6.6%	6.9%
Interest expense	0.9%	0.8%	1.1%
Total costs and expenses	93.7%	92.8%	93.8%
Income before income taxes	6.3%	7.2%	6.2%

Discontinued Operations:
Net Sales	–	100.0%	100.0%
Costs and expenses:
Costs of operations	–	93.0%	90.3%
Selling, general and administrative	–	8.6%	10.9%
Gain on deconsolidation	–	(32.7)%	0.0%
Interest expense	–	0.0%	0.0%
Total costs and expenses	–	68.9%	101.2%
Income (loss) before income taxes	–	31.1%	(1.2)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Continuing Operations

Net sales were $400.0 million for the year ended December 31, 2007, compared to $409.4 million for the year ended December 31, 2006, a decrease of 2.3%.  This decrease was attributable to lower production levels in response to moderating demand and the absence of significant follow-on orders under certain municipal and military contracts for which orders were completed in 2006 and during the first half of 2007.

Cost of operations decreased to $343.9 million for the year ended December 31, 2007 from $349.6 million for the year ended December 31, 2006, which was attributable to lower overall production levels in 2007 compared to 2006 as described above.  As a percentage of sales, cost of operations increased slightly from 85.4% for the year ended December 31, 2006 to 86.0% for the year ended December 31, 2007.

Selling, general and administrative expenses for the year ended December 31, 2007 increased slightly to $27.1 million from $26.8 million for the year ended December 31, 2006 due generally to increases in personnel-related expenses and other expenses.

Interest expense decreased to $3.4 million for the year ended December 31, 2007 from $3.5 million for the year ended December 31, 2006.  Decreases in interest expense were primarily due to decreases in overall levels of debt (including bank debt) offset by increases in interest on chassis purchases together with interest expense on distributor floor plan financing.

The provision for income taxes for the years ended December 31, 2007 and 2006 reflects a combined federal, state and foreign tax rate of 36.3% and 8.3%, respectively.  During 2006, we concluded that the valuation allowance on the deferred tax assets established in prior years was no longer necessary given our sustained income and growth through the year and the favorable projected earnings outlook.  In 2006, we reversed the deferred tax valuation allowance.

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

Selling, general and administrative expenses for the year ended December 31, 2006 increased to $26.8 million from $24.3 million for the year ended December 31, 2005.  Approximately 12.0% of the increase is attributable to increased expenses related to our stock-based compensation, with the remainder being attributable to other personnel-related expense and other expenses associated with higher sales volume.  As a percentage of sales, selling, general and administrative expenses decreased to 6.6% for the year ended December 31, 2006 from 6.9% for the year ended December 31, 2005.

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

The results of operation for the discontinued operations includes the recognition of a pre-tax, non-cash gain on deconsolidation of discontinued operations upon the RoadOne, Inc. liquidation from bankruptcy and the recognition of an $18.2 million deferred tax asset related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

Interest Expense

Our total interest expense for continuing operations decreased to $3.5 million for the year ended December 31, 2006 from $4.0 million for the year ended December 31, 2005.  Decreases in interest expense were primarily due to decreases in overall debt levels.  No interest expense was incurred for discontinued operations for 2006 or 2005.

Liquidity And Capital Resources

Cash provided by operating activities was $28.6 million for the year ended December 31, 2007, compared to $18.1 million for the year ended December 31, 2006, and $13.4 million for the year ended December 31, 2005.  The cash provided by operating activities for 2007 reflects decreases in accounts receivable and inventory and the utilization of our deferred tax assets, partially offset by decreases in accounts payable primarily related to the timing and terms of vendor payments.

Cash used in investing activities was $8.1 million for the year ended December 31, 2007, compared to $11.8 million used in investing activities for the year ended December 31, 2006, and $0.2 million provided by investing activities for the year ended December 31, 2005.  The cash used in investing activities for 2007 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $6.2 million for the year ended December 31, 2007, compared to $5.0 million for the year ended December 31, 2006, and $10.2 million for the year ended December 31, 2005.  The cash used in financing activities in 2007 was used to make payments on our term loan under our senior credit facility, to repay our remaining subordinated debt, and to repay other outstanding long-term debt and capital lease obligations.

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

We have modernized and expanded our manufacturing facility in Hermitage, Pennsylvania and will complete a similar project at our manufacturing facility in Ooltewah, Tennessee during the first half of 2008.  The total cost of these projects is anticipated to be approximately $14.0 million.  At December 31, 2007, we had remaining commitments of approximately $2.8 million for these projects.  We expect to fund these remaining commitments from cash flows from operations and unused availability under our senior credit facility.

In May 2006, we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility, and in May 2007, we repaid the remaining $5.0 million principal balance of our junior credit facility.

As of December 31, 2007, we had cash and cash equivalents of $23.3 million, exclusive of unused availability under our senior credit facility.  In addition to our modernization and expansion, our primary cash requirements include working capital, other capital expenditures and interest and principal payments on indebtedness under our senior credit facility.  We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2007 and borrowings from unused availability under our senior credit facility.  We expect these sources to be sufficient to satisfy our cash needs during 2008 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon our future operating performance, and financial, business and other factors, some of which are beyond our control.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007.

	Payment Due By Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Outstanding Borrowings Under Senior Credit Facility	$3,500	$1,400	$2,100	$		$
Outstanding Borrowings Under Junior Credit Facility	–	–	–		–		–
Mortgage Notes Payable	1,786	85	1,701		–		–
Equipment Notes Payable (Capital Lease Obligations)	719	317	394		8		–
Operating Lease Obligations	2,239	667	895		262		415
Purchase Obligations (2)	23,294	23,294	–		–		–
Commitments for construction and acquisition of plant and equipment	2,796	2,796	–		–
Total	$34,334	$28,559	$5,090		$270		$415

(1)	Amounts do not include potential contingent obligations of $33.4 million under repurchase commitments with third-party lenders in the event of customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facilities and Other Obligations

Senior Credit Facility

We are party to a Credit Agreement with Wachovia Bank National Association for a $27.0 million senior secured credit facility.  The senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan.  The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  On July 11, 2007, we agreed with Wachovia to make certain amendments to the Credit Agreement which are described below.

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

At December 31, 2007 and 2006, the Company had no outstanding borrowings under the revolving credit facility.

Termination of Junior Credit Facility

In May 2006, we repaid $5.0 million of the subordinated debt under our junior facility with William G. Miller, and in May 2007, we repaid the remaining $5.0 million principal balance under the junior credit facility.  With such payments, all loans under our junior credit facility were paid in full.  In July 2007, in connection with the amendments to the senior credit facility, the junior facility was terminated.

Interest Rate Sensitivity

Because of the amount of obligations outstanding under the senior credit facility and the connection of the interest rate under such facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have an effect on our ability to satisfy our obligations under this facility and increase our interest expense.  Similarly, certain of our other obligations are tied to the prime rate.  Therefore, our liquidity and access to capital resources could be further affected by increasing interest rates.

Outstanding Borrowings

Outstanding borrowings under the senior credit facility as of December 31, 2007 and the senior and junior credit facilities as of December 31, 2006 were as follows (in thousands):

	2007	2006
Senior Credit Facility
Revolving Credit Facility	$–	$–
Term Loan	3,500	4,900
Total	3,500	4,900
Junior Credit Facility	–	5,000
Total Outstanding Borrowings	$3,500	$9,900

Other Long-Term Obligations

In addition to the borrowings under the senior credit facility described above, we had approximately $2.5 million of mortgage notes payable, equipment notes payable and other long-term obligations at December 31, 2007.  We also had approximately $2.2 million in non-cancellable operating lease obligations.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also gives guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s financial statements when adopted on January 1, 2007.

Recently Issued Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements and the effect on earnings.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are in the process of evaluating the impact SFAS No. 157 will have on the Company’s financial statements; however, we do not expect it to have a material impact.

In February 2007, the FASB issued a SFAS No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”).  SFAS No. 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the impact SFAS No. 159 will have on the Company’s financial statements; however, we do not expect it to have a material impact.

In December, 2007, the FASB issued SFAS No. 141(R),  “Business Combinations” (“SFAS No. 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS No. 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on our assessment under those criteria, we concluded that, as of December 31, 2007, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which appears herein.

March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited Miller Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Miller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 13, 2008

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	–	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	–	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	–	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated July 8, 1997 between the Registrant and William G. Miller**	–	Form 10-Q/A	July 31, 1997	10

10.11	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts, and Daniel N. Sebastian**	–	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.1

10.13	Employment Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.3

10.14	Agreement between the Registrant and Jeffrey I. Badgley, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.4

10.15	Agreement between the Registrant and Frank Madonia, dated September 11, 1998**	–	Form 10-Q	December 15, 1998	10.6

10.16	Non-Employee Director Stock Plan**	–	Schedule 14A	January 23, 2004	Annex A

10.17	Miller Industries, Inc. 2005 Equity Incentive Plan**	–	Schedule 14A	May 2, 2005	Annex B

10.18	Credit Agreement, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	–	Form 8-K	June 17, 2005	10.1

10.19	Term Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	–	Form 8-K	June 17, 2005	10.2

10.20	Revolving Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	–	Form 8-K	June 17, 2005	10.3

10.21	Intercreditor Agreement, dated June 17, 2005, among Wachovia Bank, NA, and William G. Miller	–	Form 8-K	June 17, 2005	10.4

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.22	Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	–	Form 8-K	June 17, 2005	10.5

10.23	Subsidiary Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the subsidiaries of the Registrant named therein	–	Form 8-K	June 17, 2005	10.6

10.24	Pledge Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	–	Form 8-K	June 17, 2005	10.7

10.25	Amendment No. 5 to Amended and Restated Credit Agreement, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	–	Form 8-K	June 17, 2005	10.8

10.26	Promissory Note, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	–	Form 8-K	June 17, 2005	10.9

10.27	First Amendment to Credit Agreement, dated July 11, 2007, among Wachovia Bank, NA and Registrant	–	Form 8-K	July 16, 2007	10.1

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
_________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

(c)	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 13, 2008

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(In thousands, except share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$23,282	$8,204
Accounts receivable, net of allowance for doubtful accounts of $1,640 and $2,488, at December 31, 2007 and 2006, respectively	67,035	84,186
Inventories	39,313	43,155
Prepaid expenses and other	1,775	2,079
Current deferred income taxes	3,038	12,154
Total current assets	134,443	149,778
PROPERTY, PLANT, AND EQUIPMENT, net	33,807	27,527
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	8,615	7,586
OTHER ASSETS	558	922
	$189,042	$197,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,802	$1,623
Accounts payable	39,926	58,620
Accrued liabilities and other	10,623	13,269
Total current liabilities	52,351	73,512

LONG-TERM OBLIGATIONS, less current portion	4,203	10,537
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,588,179 and 11,509,964, outstanding at December 31, 2007 and 2006, respectively	116	115
Additional paid-in capital	160,700	159,702
Accumulated deficit	(32,208)	(48,539)
Accumulated other comprehensive income	3,880	2,105
Total shareholders’ equity	132,488	113,383
	$189,042	$197,432

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share data)

	2007	2006	2005
NET SALES	$400,032	$409,421	$351,884

COSTS AND EXPENSES
Costs of operations	343,885	349,639	301,943
Selling, general, and administrative expenses	27,105	26,837	24,293
Interest expense, net	3,392	3,518	4,012

Total costs and expenses	374,382	379,994	330,248

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	25,650	29,427	21,636
INCOME TAX PROVISION	9,319	2,454	2,936

INCOME FROM CONTINUING OPERATIONS	16,331	26,973	18,700

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of taxes	–	126	(114)
Tax benefit of advances to and investment in certain discontinued operations	–	(18,244)	–
Gain (loss) from discontinued operations	–	18,370	(114)

NET INCOME	$16,331	$45,343	$18,586

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$1.41	$2.37	$1.67
Gain (loss) from discontinued operations	–	1.62	(0.01)
Basic income	$1.41	$3.99	$1.66

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$1.40	$2.33	$1.63
Gain (loss) from discontinued operations	–	1.58	(0.01)
Diluted income	$1.40	$3.91	$1.62

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,556	11,360	11,226
Diluted	11,655	11,596	11,474

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except share data)

	Common Stock	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2004	$112	$157,202	$(112,468)	$1,939	$46,785
Components of comprehensive income:
Net income	–	–	18,586	–	18,586
Foreign currency translation adjustments	–	–	–	(1,468)	(1,468)
Unrealized gain on financial instruments	–	–	–	57	57
Total comprehensive income (loss)	–	–	18,586	(1,411)	17,175
Issuance of common stock to non-employee directors (6,672)	–	75	–	–	75
Exercise of stock options (108,296)	1	719	–	–	720
BALANCE, December 31, 2005	113	157,996	(93,882)	528	64,755
Components of comprehensive income:
Net income	–	–	45,343	–	45,343
Foreign currency translation adjustments	–	–	–	1,577	1,577
Total comprehensive income	–	–	45,343	1,577	46,920
Issuance of common stock to non-employee directors (3,768)	–	75	–	–	75
Exercise of stock options (208,722)	2	1,323	–	–	1,325
Stock-based compensation expense	–	308	–	–	308
BALANCE, December 31, 2006	115	159,702	(48,539)	2,105	113,383
Components of comprehensive income:
Net income	–	–	16,331	–	16,331
Foreign currency translation adjustments	–	–	–	1,775	1,775
Total comprehensive income	–	–	16,331	1,775	18,106
Issuance of common stock to non-employee directors (3,150)	–	75	–	–	75
Exercise of stock options (75,065)	1	615	–	–	616
Stock-based compensation expense	–	308	–	–	308
BALANCE, December 31, 2007	$116	$160,700	$(32,208)	$3,880	$132,488

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$16,331	$45,343	$18,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss from discontinued operations	–	(126)	114
Tax benefit of advances to and investments in discontinued operations	–	(18,244)	-
Depreciation and amortization	3,134	2,721	2,900
Deferred tax provision (benefit)	7,716	(1,331)	-
Amortization of deferred financing costs	123	123	340
Provision for doubtful accounts	312	1,065	827
Stock-based compensation	308	308	-
Issuance of non-employee director shares	75	75	75
Gain on disposals of equipment	(109)	–	–
Changes in operating assets and liabilities:
Accounts receivable	17,305	(18,898)	(17,667)
Inventories	5,156	(3,496)	(4,579)
Prepaid expenses and other	343	(1,390)	839
Other assets	46	(16)	(12)
Accounts payable	(19,673)	12,090	9,952
Accrued liabilities and other	(2,497)	(343)	4,210
Net cash flows from operating activities from continuing operations	28,570	17,881	15,585
Net cash flows from operating activities from discontinued operations	–	247	(2,225)
Net cash flows from operating activities	28,570	18,128	13,360
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(8,718)	(12,564)	(1,425)
Proceeds from sale of equipment	148	98	–
Payments received on notes receivables	482	604	227
Net cash flows from investing activities from continuing operations	(8,088)	(11,862)	(1,198)
Net cash flows from investing activities from discontinued operations	–	25	1,421
Net cash flows from investing activities	(8,088)	(11,837)	223
FINANCING ACTIVITIES:
Net borrowings under senior credit facility	–	–	6,300
(Payments) borrowings under junior credit facility	(5,000)	(5,000)	5,707
Payments on long-term obligations	(1,803)	(1,603)	(1,223)
Net payments under former credit facility	–	–	(18,903)
Borrowings under long-term obligations	–	329	–
Additions to deferred financing costs	(42)	(5)	(389)
Termination of interest rate swap	–	–	57
Proceeds from exercise of stock options	616	1,325	720
Net cash flows from financing activities from continuing operations	(6,229)	(4,954)	(7,731)
Net cash flows from financing activities from discontinued operations	–	–	(2,511)
Net cash flows from financing activities	(6,229)	(4,954)	(10,242)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	825	697	(557)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	15,078	2,034	2,784
CASH AND TEMPORARY INVESTMENTS, beginning of year	8,204	6,147	2,812
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of year	–	23	574
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of year	–	–	23
CASH AND TEMPORARY INVESTMENTS, end of year	$23,282	$8,204	$6,147
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,117	$3,897	$3,875
Cash payments for income taxes	$2,302	$3,477	$865
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$549	$–	$–

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment.  The principal markets for the Company’s towing and recovery equipment are approximately 120 independent distributors and users of towing and recovery equipment located primarily throughout North America, and other customers throughout the world.  The Company’s products are marketed under the brand names of Century, Challenger, Holmes, Champion, Eagle, Titan, Jige, Boniface, Vulcan, and Chevron.  Unless otherwise specifically stated, all disclosures in the following notes relate only to the Company’s continuing operations.

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

Fair Value of Financial Instruments

The carrying values of cash and temporary investments, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying values of long-term obligations are reasonable estimates of their fair values based on the rates available for obligations with similar terms and maturities.

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Chassis	$4,866	$3,596
Raw materials	16,555	18,767
Work in process	12,145	12,566
Finished goods	5,747	8,226
	$39,313	$43,155

Property, Plant, and Equipment

Property, plant and equipment, which include amounts recorded under capital leases, are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax reporting purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Internal labor is used in certain capital projects.

Property, plant and equipment at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Land and improvements	$4,641	$3,247
Buildings and improvements	27,271	24,389
Machinery and equipment	18,841	15,476
Furniture and fixtures	6,542	5,393
Software costs	6,802	6,695
Construction in progress	2,914	2,228
	67,011	57,428
Less accumulated depreciation	(33,204)	(29,901)
	$33,807	$27,527

The Company recognized $3,134,000, $2,608,000 and $2,760,000, in depreciation expense in 2007, 2006 and 2005, respectively.  In 2007 and 2006, $247,000 and $200,000, respectively, of interest costs were capitalized for construction period interest.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 99,000, 236,000 and 248,000 potential dilutive common shares in 2007, 2006 and 2005, respectively.  Options to purchase approximately 76,000, 55,000 and 151,000 shares of common stock were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Goodwill and Long-Lived Assets

The Company accounts for goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” and as such has ceased amortizing goodwill.  In lieu of amortization the Company performs an annual impairment review of goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” management evaluates the carrying value of long-lived assets when significant adverse changes in economic value of these assets requires an analysis, including property and equipment and other intangible assets.  Under SFAS No. 144, a long-lived asset is considered impaired when its fair value is less than its carrying value.  In that event, a loss is calculated based on the amount the carrying value exceeds the fair value which is estimated based on future cash flows.

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547,000 at December 31, 2007 and 2006.  Amortization expense in 2006 and 2005 was $113,000 and $140,000, respectively.  At December 31, 2007, all intangible assets subject to amortization were fully amortized.  As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2007 and 2006 was $321,000 and $197,000, respectively.  Amortization expense in 2007, 2006 and 2005, was $123,000, $123,000 and $340,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.  Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Accrued wages, commissions, bonuses and benefits	$4,422	$4,414
Accrued income taxes	553	1,560
Other	5,648	7,295
	$10,623	$13,269

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If unrecognized tax positions exist, interest and penalties related to unrecognized tax positions are recorded as income tax expense in the consolidated statement of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method.  This statement requires the determination of the fair-value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.  During 2007 and 2006, the Company recorded $308,000 in compensation expense related to its stock-based compensation.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees.”  Under the provisions of APB No. 25, no compensation expense is recorded when the terms of the grant are fixed and the option exercise prices are equal to the market value of the common stock on the date of the grant.  Disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” were adopted. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004:  expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years.  Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which would be amortized as compensation expense over the vesting period of the options.  No options were granted during 2007 or 2006.   Had compensation costs been accounted for based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s prior year net income and net income per share would have been adjusted to the pro forma amounts indicated below:

2005
(in thousands, except per share data)
Net income available to common stockholders, as reported	$18,586
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(347)
Net income available to common stockholders, pro forma	$18,239
Income per common share:
Basic, as reported	$1.66
Basic, pro forma	$1.62
Diluted, as reported	$1.62
Diluted, pro forma	$1.59

At December 31, 2007, the Company had $77,000 of unrecognized compensation expense related to stock options, to be expensed in 2008.  The Company issued approximately 75,000 shares of common stock during 2007 from the exercise of stock options.

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  Warranty expense in 2007, 2006 and 2005, was $1,881,000, $1,716,000 and $1,744,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2007 and 2006 (in thousands):

	2007	2006
Accrual at beginning of the year	$839	$801
Provision	1,881	1,716
Settlement	(1,856)	(1,678)
Accrual at end of year	$864	$839

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

Shipping and Handling Fees and Cost

The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of operations.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also gives guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s financial statements when adopted on January 1, 2007.

Recently Issued Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements and the effect on earnings.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the impact SFAS No. 157 will have on the consolidated financial statements; however, the impact is not expected to be material.

In February 2007, the FASB issued a SFAS No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”).  SFAS No. 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact SFAS No. 159 will have on the consolidated financial statements; however, the impact is not expected to be material.

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS No. 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Outstanding borrowings under Senior Credit Facility	$3,500	$4,900
Outstanding borrowings under Junior Credit Facility	–	5,000
Mortgage notes payable, weighted average interest rate of 7.25%, payable in monthly installments, maturing in 2009	1,786	1,844
Equipment notes and capital leases payable, weighted average interest rate of 7.1%, payable in monthly installments, maturing 2008 to 2011	719	416
	6,005	12,160
Less current portion	(1,802)	(1,623)
	$4,203	$10,537

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

Credit Facilities

Senior Credit Facility.  The Company is a party to a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”).  The Senior Credit Facility consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”).  The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  On July 11, 2007, the Company and Wachovia agreed to certain amendments to the Senior Credit Facility which are described below.

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

At December 31, 2007 and 2006, the Company had no outstanding borrowings under the Revolver.

Termination of Junior Credit Facility.  William G. Miller was the sole lender under the Company’s former junior credit facility (the “Junior Credit Facility”).  In May 2006, the Company repaid $5.0 million of the subordinated debt under the Junior Credit Facility, and in May 2007, the Company repaid the remaining $5.0 million principal balance under the Junior Credit Facility.  With such payments, all loans from Mr. Miller to the Company were paid in full.  In July 2007, in connection with the amendments to the Company’s Senior Credit Facility, the Junior Credit Facility was terminated.

Interest Rate Sensitivity.  Because of the amount of obligations outstanding under the Senior Credit Facility and the connection of the interest rate under the Senior Credit Facility (including the default rates) to the LIBOR rate, an increase in the LIBOR rate could have an effect on the Company’s ability to satisfy its obligations under the Senior Credit Facility and increase its interest expense.  Similarly, certain of the Company’s other obligations are tied to the prime rate.  Therefore, the Company’s liquidity and access to capital resources could be further affected by increasing interest rates.

Future maturities of long-term obligations (including capital lease obligations) at December 31, 2007 are as follows (in thousands):

2008	$1,802
2009	3,384
2010	811
2011	8
$6,005

4.	RELATED PARTY TRANSACTIONS

Termination of Credit Facilities

Mr. Miller was the sole lender under the Junior Credit Facility.  The Company paid Mr. Miller approximately $228,000, $684,000 and $415,000 in interest expense on the Junior Credit Facility for 2007, 2006 and 2005, respectively.  Approximately $77,000 is included in accrued liabilities for unpaid interest on the Junior Credit Facility at December 31, 2006.

In May 2007, the Company repaid the remaining $5.0 million of subordinated debt under the Junior Credit Facility.  This payment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.  In July 2007, the Junior Credit Facility was terminated.

DataPath, Inc.

Total revenues from DataPath, Inc., a related party through common ownership and common board of director membership until June 30, 2006, were $5,649,000 and $23,727,000 for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

5.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2007, 2006 and 2005 were approximately 1.2 million, 1.1 million and 0.9 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2007, 2006 and 2005, is presented below (shares in thousands):

	2007		2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	304	$17.39	574	$15.92	805	$15.46
Granted	–	–	–	–	–	–
Exercised	(75)	8.21	(216)	6.90	(108)	6.67
Forfeited and cancelled	(24)	64.74	(54)	43.60	(123)	20.96
Outstanding at End of Period	205	$15.24	304	$17.39	574	$15.92
Options exercisable at year end	123	$19.90	138	$28.39	321	$21.90
Weighted average fair value of options granted		$–		$–		$–

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2007 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	-	$3.37	5	$3.05	3.9	5	$3.05
8.31		10.94	125	8.44	6.0	42	8.69
20.63		22.50	42	20.63	0.7	42	20.63
32.50		35.31	33	35.29	0.5	34	35.29
Total			205	$15.24	4.0	123	19.90

6.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment and trucks. Rental expense under these leases for continuing operations was $1,687,000, $1,572,000 and $1,308,000 in 2007, 2006 and 2005, respectively.  Rental expense under these leases for discontinued operations was $2,000 and $221,000 in 2006 and 2005, respectively.

At December 31, 2007 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

2008	$667
2009	480
2010	415
2011	159
2012	103
Thereafter	415
$2,239

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral the Company could be required to purchase was approximately $33.4 million and $27.5 million at December 31, 2007 and 2006, respectively.  No repurchases of products were required during 2007 or 2006.

At December 31, 2007, the Company had commitments of $2.8 million for the construction and acquisition of property and equipment related to the modernization of the domestic manufacturing facilities.

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

The provision for income taxes on income consisted of the following in 2007, 2006 and 2005, (in thousands):

	2007	2006	2005
Current:
Federal	$–	$–	$423
State	501	1,426	1,647
Foreign	1,102	2,359	866
	1,603	3,785	2,936
Deferred:
Federal	7,572	6,003	–
State	–	1,479	–
Foreign	144	–	–
Change in valuation allowance	–	(8,813)	–
	7,716	(1,331)	–
	$9,319	$2,454	$2,936

The principal differences between the federal statutory tax rate and the income tax expense in 2007, 2006 and 2005:

	2007	2006	2005
Federal statutory tax rate	34.0%	35.0%	34.0%
State taxes, net of federal tax benefit	1.4%	3.2%	7.6%
Change in deferred tax asset valuation allowance	–	(29.9)%	(30.6%)
Excess of foreign tax over US tax on foreign income	0.4%	1.3%	0.6%
Other	0.5%	(1.3)%	2.0%
Effective tax rate	36.3%	8.3%	13.6%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$55	$80
Accruals and reserves	2,276	3,162
Net operating loss carryforward	9,248	16,697
Deductible goodwill and impairment charges	55	52
Other	531	362
Net deferred tax assets	12,165	20,353
Deferred tax liabilities:
Property, plant, and equipment	512	613
Total deferred tax liabilities	512	613
Net deferred tax asset	$11,653	$19,740

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $24.0 million which will expire between 2012 and 2026.  The federal net operating loss carryforwards are comprised primarily of losses from advances to and investments in certain discontinued operations resulting from the RoadOne liquidation; see Note 11 for further discussion.  In addition, the Company had an AMT credit carryforward of approximately $0.5 million, that may be carried forward indefinitely.

In 2005, the Company maintained a valuation allowance reflecting the Company’s recognition that cumulative losses in recent years indicated that it was unclear whether certain future tax benefits would be realized as a result of future taxable income.  At December 31, 2005, the valuation allowance against net deferred tax asset from continuing and discontinuing operations totaled approximately $8.8 million.  During 2006, the Company concluded that the valuation allowance on the deferred tax asset was no longer necessary given the Company’s sustained income and growth throughout the year and the favorable projected earnings outlook.  A tax benefit of $8.8 million was recognized in 2006 as a result of the reversal of the valuation allowance.

As of December 31, 2007, the Company has state net operating loss carryforwards of approximately $24.1 million.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No.109” (“FIN 48”) on January 1, 2007.  Upon adoption of FIN 48 and as of December 31, 2007, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months.  If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2004 through 2007 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2004.

8.	PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service.  The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401 (k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations.  For 2006, the Company matched 50% of the first 4% of participant contributions and for 2007 matched 50% of the first 5% of participant contributions.  Matching contributions vest over the first five years of employment.  Company contributions to the plan were $535,000, $376,000 and $145,000 in 2007, 2006 and 2005, respectively.

10.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	2007		2006		2005
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$319,195	$42,430	$333,300	$36,455	$283,226	$26,665
Foreign	80,837	2,996	76,121	2,691	68,658	2,509
	$400,032	$45,426	$409,421	$39,146	$351,884	$29,174

No single customer accounted for 10% or more of consolidated net sales in 2007, 2006 or 2005.

11.	DISCONTINUED OPERATIONS

In 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets for the towing services segment and the distribution group were considered a “disposal group” and were no longer being depreciated.  All results of operations associated with these assets were separately presented in the Company’s financial statements at December 31, 2006, and 2005 as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt.

In October 2005, the Company’s subsidiary, RoadOne, Inc., filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Eastern District of Tennessee and a trustee was appointed.  In December 2006, the trustee’s final report was approved by the United States trustee, and the final decree was entered on June 19, 2007.  In 2006, the Company recognized a gain from discontinued operations net of tax of $126,000 on the deconsolidation of RoadOne, Inc.  In addition, a tax benefit of $18,244,000 was recognized in 2006 related to deductible losses from excess tax basis of advances to and investments in certain discontinued operations.

The operating results for the discontinued operations of the towing services segment and the distributor group for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006			2005
	Dist.	Towing	Total	Dist.	Towing	Total

Net Sales	$–	$–	$–	$11,460	$–	$11,460

Operating income (loss)	–	–	–	(134)	16	(118)

Income (loss) before taxes	–	126	126	(114)	–	(114)

Net income (loss) from discontinued operations	$–	$18,370	$18,370	$(114)	$–	$(114)

Upon deconsolidation of RoadOne, Inc., the Company had no discontinued assets or liabilities on the balance sheet at December 31, 2006.

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Net Sales	Operating Income	Net Income From Discontinued Operations	Net Income(1)	Basic Income Per Share	Diluted Income Per Share
2007
First Quarter	$114,003	$9,089	$-	$5,395	$0.47	$0.46
Second Quarter	108,825	8,701	-	4,873	0.42	0.42
Third Quarter	92,692	6,574	-	3,598	0.31	0.31
Fourth Quarter	84,512	4,678	-	2,465	0.21	0.21
Total	$400,032	$29,042	$-	$16,331	$1.41	$1.40

2006
First Quarter	$93,436	$7,561	$-	$5,883	$0.52	$0.51
Second Quarter	91,923	7,461	-	5,542	0.49	0.48
Third Quarter	107,364	8,504	-	6,686	0.59	0.58
Fourth Quarter	116,699	9,420	18,370	27,232	2.39	2.34
Total	$409,421	$32,945	$18,370	$45,343	$3.99	$3.91

(1)	Net income for the fourth quarter of 2006 was affected by the recognition of a deferred tax asset as described in Note 7.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended December 31, 2005
Deduction from asset accounts:
Allowance for doubtful accounts	$1,116	827	(109)	$1,834

Year ended December 31, 2006
Deduction from asset accounts:
Allowance for doubtful accounts	$1,834	1,065	(411)	$2,488

Year ended December 31, 2007
Deduction from asset accounts:
Allowance for doubtful accounts	$2,488	312	(1,160)	$1,640

	Balance at Beginning of Period	Charged to Expense	Claims	Balance at End of Period
	(In Thousands)
Year ended December 31, 2005
Product Warranty Reserve:	$665	1,744	(1,608)	$801

Year ended December 31, 2006
Product Warranty Reserve:	$801	1,716	(1,678)	$839

Year ended December 31, 2007
Product Warranty Reserve:	$839	1,881	(1,856)	$864

	Balance at Beginning of Period	Additions (Reductions)	Balance at End of Period
	(In Thousands)
Year ended December 31, 2005
Deferred Tax Valuation Allowance:	$16,188	(7,375)	$8,813

Year ended December 31, 2006
Deferred Tax Valuation Allowance:	$8,813	(8,813)	$0

Year ended December 31, 2007
Deferred Tax Valuation Allowance:	$0	0	$0

Note:
The Allowance for Doubtful Accounts and Product Warranty Reserve tables above reflect activity for continuing operations for the years ended December 31, 2007, 2006 and 2005.  The Deferred Tax Valuation Allowance table reflects consolidated operations for all periods presented.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 13th day of March, 2008.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors and Co-Chief
William G. Miller	Executive Officer

/s/ Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
Jeffrey I. Badgley

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial
J. Vincent Mish	Officer (Principal Financial and Accounting Officer)

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Paul E. Drack	Director
Paul E. Drack

/s/ Richard H. Roberts	Director
Richard H. Roberts

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of the Registrant

23.1	Consent of Joseph Decosimo and Company, PLLC

24	Power of Attorney (see signature page)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer