Form 10-K/A
period 2007-12-31
MILLER INDUSTRIES INC /TN/
filed 2008-03-24
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒     Yes    ☐      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

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

EXPLANATORY NOTE

Miller Industries, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) solely for the purpose of correcting the graphical portion of the stock performance graph set forth in Item 5 of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 13, 2008 (the “Original Filing”).

This Amendment does not reflect events occurring after the filing of the Original Filing or, except as indicated above, modify or update the information in the Original Filing.

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

See the index to Consolidated Financial Statements of the Registrant on page 30 of the Original Filing.

2.	Financial Statement Schedules

See the list of Financial Statement Schedules for the Registrant on page 30 of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2008.

MILLER INDUSTRIES, INC.

Date	By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley
President, Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of March, 2008.

Signature		Title

	*	Chairman of the Board of Directors and Co-Chief
	William G. Miller	Executive Officer

	/s/ Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
Jeffrey I. Badgley

	*	Executive Vice President, Treasurer and Chief Financial
	J. Vincent Mish	Officer (Principal Financial and Accounting Officer)

	*	Director
A. Russell Chandler, III

	*	Director
Paul E. Drack

	*	Director
Richard H. Roberts

*By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer