Form 10-Q
period 2008-06-30
MILLER INDUSTRIES INC /TN/
filed 2008-08-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to  ____________________________________

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

☐     Yes     ☒     No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2008 was 11,593,648.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to “Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks related to increases in fuel and other transportation costs, the cyclical nature of our industry, the general economic health of our customers, our dependence on outside suppliers of raw materials, increases in the cost of aluminum, steel and related raw materials, and those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A–Risk Factors” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2007, which discussion is incorporated herein by this reference.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$22,166	$23,282
Accounts receivable, net of allowance for doubtful accounts of $1,388 and $1,640 at June 30, 2008 and December 31, 2007, respectively	55,390	67,035
Inventories	44,974	39,313
Prepaid expenses and other	2,863	1,775
Current deferred income taxes	3,089	3,038
Total current assets	128,482	134,443
PROPERTY, PLANT, AND EQUIPMENT, net	35,833	33,807
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	8,197	8,615
OTHER ASSETS	425	558
	$184,556	$189,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,858	$1,802
Accounts payable	33,977	39,926
Accrued liabilities and other	10,442	10,623
Total current liabilities	46,277	52,351
LONG-TERM OBLIGATIONS, less current portion	3,227	4,203
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 11,593,648 and 11,588,179 outstanding at June 30, 2008 and December 31, 2007, respectively	116	116
Additional paid-in capital	160,851	160,700
Accumulated deficit	(30,235)	(32,208)
Accumulated other comprehensive income	4,320	3,880
Total shareholders’ equity	135,052	132,488
	$184,556	$189,042

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$74,715	$108,825	$142,336	$222,828
COSTS AND EXPENSES:
Costs of operations	66,390	93,096	125,747	190,848
Selling, general and administrative expenses	6,297	7,028	12,630	14,190
Interest expense, net	338	882	792	1,594
Total costs and expenses	73,025	101,006	139,169	206,632
INCOME BEFORE INCOME TAXES	1,690	7,819	3,167	16,196
INCOME TAX PROVISION	644	2,946	1,194	5,928
NET INCOME	$1,046	$4,873	$1,973	$10,268
BASIC INCOME PER COMMON SHARE	$0.09	$0.42	$0.17	$0.89
DILUTED INCOME PER COMMON SHARE	$0.09	$0.42	$0.17	$0.88
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,594	11,542	11,594	11,531
Diluted	11,623	11,664	11,627	11,658

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$1,973	$10,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,739	1,409
Amortization of deferred financing costs	62	61
Provision for doubtful accounts	90	150
Stock-based compensation	77	154
Issuance of non-employee director shares	75	75
Deferred income tax provision	(30)	4,610
Changes in operating assets and liabilities:
Accounts receivable	11,382	3,029
Inventories	(5,488)	631
Prepaid expenses and other	(1,078)	(1,174)
Accounts payable	(5,962)	(9,290)
Accrued liabilities and other	178	1,280
Net cash flows from operating activities	3,018	11,203
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,771)	(5,828)
Proceeds from sale of property, plant and equipment	2	142
Payments received on notes receivables	122	286
Net cash flows from investing activities	(3,647)	(5,400)
FINANCING ACTIVITIES:
Payments under Subordinated Credit Facility	-	(5,000)
Payments on long-term obligations	(923)	(909)
Other	(2)	-
Proceeds from the exercise of stock options	-	342
Net cash flows from financing activities	(925)	(5,567)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	438	124
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,116)	360
CASH AND TEMPORARY INVESTMENTS, beginning of period	23,282	8,204
CASH AND TEMPORARY INVESTMENTS, end of period	$22,166	$8,564
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,083	$2,059
Cash payments for income taxes	$1,506	$1,621

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

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding.  Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 29,000 and 122,000 potential dilutive common shares for the three months ended June 30, 2008 and 2007, respectively, and 33,000 and 127,000 for the six months ended June 30, 2008 and 2007, respectively.  For the three months ended June 30, 2008 and 2007, options to purchase approximately 48,000 and 37,000 shares, respectively, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the six months ended June 30, 2008 and 2007, options to purchase approximately 42,000 and 37,000 shares, respectively, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.  Inventories at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Chassis	$8,292	$4,866
Raw materials	18,284	16,555
Work in process	12,193	12,145
Finished goods	6,205	5,747
	$44,974	$39,313

4.	GOODWILL AND LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of the long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Outstanding borrowings under Senior Credit Facility	$2,800	$3,500
Mortgage, equipment and other notes payable	2,285	2,505
	5,085	6,005
Less current portion	(1,858)	(1,802)
	$3,227	$4,203

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

At June 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Revolver.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Senior Credit Facility and the Company’s mortgage notes payable because the outstanding amounts of indebtedness under the Senior Credit Facility and the mortgage notes payable are subject to variable interest rates.  Under the Senior Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 3.21% at June 30, 2008), and under the mortgage notes payable, the rate of interest is equal to a LIBOR rate plus a margin of 2.25% (for a rate of interest of 4.71% at June 30, 2008).

Future maturities of long-term obligations at June 30, 2008 are as follows (in thousands):

2009	$1,858
2010	3,213
2011	12
2012	2
$5,085

6.	RELATED PARTY TRANSACTIONS

Mr. Miller was the sole lender under the Junior Credit Facility.  The Company paid Mr. Miller approximately $115,000 and $227,500 in interest expense on the Junior Credit Facility for the three and six months ended June 30, 2007.  In May 2007, the Company repaid the remaining $5.0 million of subordinated debt under the Junior Credit Facility.  This payment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.  In July 2007, the Junior Credit Facility was terminated.

7.	STOCK-BASED COMPENSATION

Stock compensation expense for the three months ending June 30, 2008 and 2007 was $0 and $77,000, respectively, and $77,000 and $154,000, respectively, for the six months ended June 30, 2008 and 2007 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The Company did not issue any stock options during the three months or six months ended June 30, 2008.  As of June 30, 2008, the Company had no remaining unrecognized compensation expense related to stock options.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The maximum amount of collateral that the Company could be required to purchase was approximately $30.0 million at June 30, 2008, and $33.4 million at December 31, 2007.  However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction.  The Company considered the fair value at inception of its liability under these arrangements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” and concluded that the liability associated with these potential repurchase obligations is not material.

At June 30, 2008, the Company had commitments of approximately $1.3 million for construction and acquisition of property and equipment related to the modernization of its domestic manufacturing facilities.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007.  At June 30, 2008 and December 31, 2007, the Company had no unrecognized tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2004 through 2007 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2004.

10.	COMPREHENSIVE INCOME

The Company had comprehensive income of $1.5 million and $5.1 million for the three months ended June 30, 2008 and 2007, respectively; and $2.4 million and $10.5 million for the six months ended June 30, 2008 and 2007, respectively.  Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

11.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales:
North America	$53,380	$89,168	$102,496	$185,061
Foreign	21,335	19,657	39,840	37,767
	$74,715	$108,825	$142,336	$222,828

	June 30, 2008	December 31, 2007
Long Lived Assets:
North America	$44,181	$42,430
Foreign	3,271	2,996
	$47,452	$45,426

No single customer accounted for 10% or more of consolidated net sales for the three and six months ended June 30, 2008 and 2007.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”).  SFAS No. 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 was effective January 1, 2008 and did not have a material impact on the Company’s financial statements.

Recently Issued Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS No. 141(R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of the financial statements that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not expect the adoption of SFAS No. 162 to have an effect on its financial statements.

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

Our industry is cyclical in nature and, during the first half of 2008, the overall demand for our products and our resulting revenues continued to be negatively affected by low levels of consumer confidence, fluctuating interest rates, higher fuel and insurance costs, and economic conditions in general.  We remain concerned about general economic conditions and the effect they could have on the towing and recovery industry.  Accordingly, we continue to take steps to stabilize our production levels and lower our costs in response to these uncertainties.  We will continue to monitor our cost structure in an effort to ensure that it remains in line with business conditions.

In the first half of 2007, we completed orders under several municipal and military contracts, but with only a small number of subsequent additional orders on those contracts, our overall order intake has moderated.  We continue to work to secure additional follow-on orders under these contracts, but we cannot predict the success or timing of any such orders.  During the second quarter, we secured export and governmental orders at levels which we expect will allow us to maintain current production levels for the remainder of the year.

In addition, we have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials.  Raw material costs represent a substantial part of our total costs of operations, and management expects aluminum and steel prices to remain at historically high levels for the foreseeable future.  As we have done in the past, as we determined necessary during the second quarter, we implemented price increases to offset these higher costs.  We continue to monitor raw material prices and availability as well as fuel prices and their impact on the economy in order to more favorably position the Company in this dynamic market.

In July 2007, we amended our Senior Credit Agreement with Wachovia to, among other things, reduce the non default rate of interest under the revolving and term portions of our senior credit facility, increase the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, extend the maturity date of the revolver, and modify certain of the negative covenants and events of default.  Total senior debt at June 30, 2008 was $2.8 million, which represents a significant decrease in our overall indebtedness from prior periods.

In May 2007, we repaid the remaining $5.0 million principal balance under our junior credit facility and with such payment, all loans under our junior credit facility were paid in full.  In July 2007, in connection with the amendments to our Senior Credit Agreement, the junior credit facility was terminated.

In 2007 we completed our modernization and expansion projects of our manufacturing facility in Hermitage, Pennsylvania, and we expect to complete a similar project at our Ooltewah, Tennessee manufacturing facility in 2008.  We believe these modernization and expansion efforts will position us to more effectively face the challenges of the global marketplace in the future.

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

Results of Operations–Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net sales for the three months ended June 30, 2008 decreased 31.3% to $74.7 million from $108.8 million for the comparable period in 2007.  This decrease was attributable to lower production levels in response to moderating demand and the absence of any significant follow-on orders under certain governmental and military contracts for which orders were completed during the first half of 2007.

Costs of operations for the three months ended June 30, 2008 decreased 28.7% to $66.4 million from $93.1 million for the comparable period in 2007, which was attributable to lower overall production levels in the second quarter of 2008 compared to the comparable period in 2007 as described above. Overall, costs of operations increased as a percentage of sales from 85.6% to 88.9% because of product mix as well as higher raw material costs.

Selling, general, and administrative expenses for the three months ended June 30, 2008 decreased to $6.3 million from $7.0 million for the three months ended June 30, 2007.  The decrease is attributable to lower sales volume as well as lower personnel-related expenses.  As a percentage of sales, selling, general, and administrative expenses increased to 8.4% for the three months ended June 30, 2008 from 6.4% for the three months ended June 30, 2007.

The provision for income taxes for the three months ended June 30, 2008 and 2007 reflects the combined effective U.S. federal, state and foreign tax rate of 38.1% and 37.7%, respectively.

Total interest expense decreased to $0.3 million for the three months ended June 30, 2008 from $0.9 million for the comparable year-ago period.  Decreases in interest expense were primarily the result of lower debt levels.

Results of Operations–Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net sales for the six months ended June 30, 2008 decreased 36.1% to $142.3 million from $222.8 million for the comparable period in 2007.  This decrease was attributable to lower production levels in response to moderating demand and the absence of any significant follow-on orders under certain governmental and military contracts for which orders were completed during the first half of 2007.

Costs of operations for the six months ended June 30, 2008 decreased 34.1% to $125.7 million from $190.8 million for the comparable period in 2007, which was attributable to lower production levels as described above.  Overall, costs of operations increased as a percentage of sales from 85.7% to 88.3% because of product mix as well as higher raw material costs, partially offset by past pricing actions.

Selling, general, and administrative expenses for the six months ended June 30, 2008 decreased to $12.6 million from $14.2 million for the six months ended June 30, 2007.  The decrease is attributable to lower sales volume as well as lower personnel-related expenses.  As a percentage of sales, selling, general, and administrative expenses increased to 8.9% for the six months ended June 30, 2008 from 6.4% for the six months ended June 30, 2007.

The provision for income taxes for the six months ended June 30, 2008 and 2007 reflects the combined effective U.S. federal, state and foreign tax rate of 37.7% and 36.6%, respectively.

Our total interest expense decreased to $0.8 million for the six months ended June 30, 2008 from $1.6 million for the comparable year-ago period.  Decreases in interest expense were primarily the result of lower debt levels.

Liquidity and Capital Resources

Cash provided by operating activities was $3.0 million for the six months ended June 30, 2008, compared to $11.2 million for the comparable period in 2007.  The cash provided by operating activities for the six months ended June 30, 2008 reflects decreases in accounts receivable offset by decreases in accounts payable reflecting lower volume levels in response to moderating demand.  Increases in inventory also offset the cash provided by operating activities.  Inventory increases resulted from purchases of materials to manufacture export and government orders, which will be built throughout the remainder of the year.

Cash used in investing activities was $3.6 million for the six months ended June 30, 2008, compared to $5.4 million for the comparable period in 2007.  The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $0.9 million for the six months ended June 30, 2008, compared to $5.6 million for the comparable period in 2007.  The cash used in financing activities paid down our term loan under our senior credit facility, and repaid other outstanding long-term debt.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities, to pay down other long-term debt and to pay for capital expenditures related to our plant modernization.

We have modernized and expanded our facility in Hermitage, Pennsylvania and will complete a similar project at our manufacturing facility in Ooltewah, Tennessee during 2008.  The total costs of these projects is anticipated to be approximately $14.0 million.  At June 30, 2008, the Company had commitments of approximately $1.3 million for construction and acquisition of property and equipment.  We expect to fund these projects from cash flows from operations and unused availability under our senior credit facility.

In addition to our modernization and expansion, our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility.  We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at June 30, 2008 and borrowings from unused availability under our senior credit facility.  We expect these sources to be sufficient to satisfy our cash needs for the remainder of 2008 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon our future operating performance, and financial, business and other factors, some of which are beyond our control.

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

At June 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the revolving credit facility.

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

Other Long-Term Obligations

In addition to the borrowings under the senior credit facility described above, we had approximately $2.3 million of mortgage notes payable, equipment notes payable and other long-term obligations at June 30, 2008.  We also had approximately $1.9 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our senior credit facility and our mortgage notes payable because the outstanding amounts of indebtedness under our senior credit facility and the mortgage notes payable are subject to variable interest rates.  Under our senior credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 3.21% at June 30, 2008), and under the mortgage notes payable, the rate of interest is equal to a LIBOR rate plus a margin of 2.25% (for a rate of interest of 4.71% at June 30, 2008).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended June 30, 2008.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  During the three and six months ended June 30, 2008, the impact of foreign currency exchange rate changes on our financial position, results of operations and cash flows was not material.

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

On May 23, 2008, we held our annual meeting of shareholders.  As of the record date for the annual meeting, April 8, 2008, there were 11,593,588 shares issued, outstanding and entitled to vote at the annual meeting.  Represented at the meeting in person or by proxy were 10,054,713 shares of common stock representing approximately 86.7% of the shares of common stock outstanding as of April 8, 2008.

Votes cast for or withheld at the annual meeting regarding the election of five (5) directors for a term of one (1) year were as follows:

Name	For	Withheld
Jeffrey I. Badgley	9,836,888	217,825
A. Russell Chandler, III	9,516,797	537,916
Paul E. Drack	9,930,308	124,405
William G. Miller	9,939,259	115,454
Richard H. Roberts	9,932,358	122,355

ITEM 6.	EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007)
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
______________

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date:  August 6, 2008