Form 10-Q
period 2008-09-30
MILLER INDUSTRIES INC /TN/
filed 2008-11-05
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2008

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

☐     Yes     ☒     No.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2008 was 11,593,798.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to “Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, economic and capital markets conditions, the risks related to changes in fuel and other transportation costs, the cyclical nature of our industry, the general economic health of our customers and their access to capital and credit to fund purchases, our dependence on outside suppliers of raw materials, changes in the cost of aluminum, steel and related raw materials, and those other risks referenced herein, including those risks referred to in this report, in Part II, “Item 1A–Risk Factors” and those risks discussed in our other filings with the SEC, including those risks discussed under the caption “Risk Factors” in our Form 10-K for fiscal 2007, which discussion is incorporated herein by this reference.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$20,427	$23,282
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,640 at September 30, 2008 and December 31, 2007, respectively	56,735	67,035
Inventories	44,538	39,313
Prepaid expenses and other	3,000	1,775
Current deferred income taxes	3,036	3,038
Total current assets	127,736	134,443
PROPERTY, PLANT, AND EQUIPMENT, net	35,486	33,807
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	7,915	8,615
OTHER ASSETS	382	558
	$183,138	$189,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,901	$1,802
Accounts payable	33,317	39,926
Accrued liabilities and other	10,505	10,623
Total current liabilities	45,723	52,351
LONG-TERM OBLIGATIONS, less current portion	2,860	4,203
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 11,593,798 and 11,588,179 outstanding at September 30, 2008 and December 31, 2007, respectively	116	116
Additional paid-in capital	160,852	160,700
Accumulated deficit	(29,318)	(32,208)
Accumulated other comprehensive income	2,905	3,880
Total shareholders’ equity	134,555	132,488
	$183,138	$189,042

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET SALES	$66,735	$92,692	$209,071	$315,520
COSTS AND EXPENSES:
Costs of operations	58,608	79,637	184,355	270,485
Selling, general and administrative expenses	6,402	6,481	19,032	20,671
Interest expense, net	254	1,018	1,046	2,612
Total costs and expenses	65,264	87,136	204,433	293,768
INCOME BEFORE INCOME TAXES	1,471	5,556	4,638	21,752
INCOME TAX PROVISION	554	1,958	1,748	7,886
NET INCOME	$917	$3,598	$2,890	$13,866
BASIC INCOME PER COMMON SHARE	$0.08	$0.31	$0.25	$1.20
DILUTED INCOME PER COMMON SHARE	$0.08	$0.31	$0.25	$1.19
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,594	11,572	11,592	11,545
Diluted	11,601	11,667	11,618	11,661

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,890	$13,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,635	2,127
Amortization of deferred financing costs	71	92
Provision for doubtful accounts	135	225
Stock-based compensation	77	231
Issuance of non-employee director shares	75	75
Deferred income tax provision	301	6,134
Gain on disposals of property, plant and equipment	-	(109)
Changes in operating assets and liabilities:
Accounts receivable	9,303	7,600
Inventories	(6,120)	7,211
Prepaid expenses and other	(1,251)	(107)
Accounts payable	(5,807)	(21,462)
Accrued liabilities and other	660	(398)
Net cash flows from operating activities	2,969	15,485
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,495)	(7,401)
Proceeds from sale of property, plant and equipment	2	143
Payments received on notes receivables	153	391
Net cash flows from investing activities	(4,340)	(6,867)
FINANCING ACTIVITIES:
Payments under Subordinated Credit Facility	-	(5,000)
Payments on long-term obligations	(1,391)	(1,324)
Borrowings under long-term obligations	150	-
Additions to deferred financing costs	(2)	(42)
Proceeds from the exercise of stock options	1	617
Net cash flows from financing activities	(1,242)	(5,749)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(242)	231
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(2,855)	3,100
CASH AND TEMPORARY INVESTMENTS, beginning of period	23,282	8,204
CASH AND TEMPORARY INVESTMENTS, end of period	$20,427	$11,304
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,481	$3,233
Cash payments for income taxes	$1,724	$2,157

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

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding.  Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 7,000 and 95,000 potential dilutive common shares for the three months ended September 30, 2008 and 2007, respectively, and 26,000 and 116,000 for the nine months ended September 30, 2008 and 2007, respectively.  Options to purchase approximately 6,000 and 35,000 shares, for the three and nine months ended September 30, 2008 and 2007, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.  Inventories at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Chassis	$7,576	$4,866
Raw materials	19,326	16,555
Work in process	11,199	12,145
Finished goods	6,437	5,747
	$44,538	$39,313

4.	GOODWILL AND LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of the long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Outstanding borrowings under Senior Credit Facility	$2,450	$3,500
Mortgage, equipment and other notes payable	2,311	2,505
	4,761	6,005
Less current portion	(1,901)	(1,802)
	$2,860	$4,203

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

At September 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Revolver.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Senior Credit Facility and the Company’s mortgage notes payable because the outstanding amounts of indebtedness under the Senior Credit Facility and the mortgage notes payable are subject to variable interest rates.  Under the Senior Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 4.68% at September 30, 2008), and under the mortgage notes payable, the rate of interest is equal to a LIBOR rate plus a margin of 2.25% (for a rate of interest of 6.18% at September 30, 2008).

Future maturities of long-term obligations at September 30, 2008 are as follows (in thousands):

2009	$1,901
2010	2,849
2011	11
$4,761

6.	RELATED PARTY TRANSACTIONS

Mr. Miller was the sole lender under the Company’s former Junior Credit Facility.  The Company paid Mr. Miller approximately $228,000 in interest expense under the Junior Credit Facility for the nine months ended September 30, 2007.  In May 2007, the Company repaid the remaining $5.0 million of subordinated debt under the Junior Credit Facility.  This payment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.  In July 2007, the Junior Credit Facility was terminated.

7.	STOCK-BASED COMPENSATION

Stock compensation expense for the three months ending September 30, 2008 and 2007 was $0 and $77,000, respectively, and $77,000 and $231,000, respectively, for the nine months ended September 30, 2008 and 2007 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The Company did not issue any stock options during the three months or nine months ended September 30, 2008.  As of September 30, 2008, the Company had no remaining unrecognized compensation expense related to stock options.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The maximum amount of collateral that the Company could be required to purchase was approximately $25.0 million at September 30, 2008, and $33.4 million at December 31, 2007.  However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction.  The Company considered the fair value at inception of its liability under these arrangements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” and concluded that the liability associated with these potential repurchase obligations is not material.

At September 30, 2008, the modernization project at the Company’s domestic facilities was substantially complete.  The Company had commitments of approximately $0.3 million for completion of these projects.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007.  At September 30, 2008 and December 31, 2007, the Company had no unrecognized tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2005 through 2007 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2005.

10.	COMPREHENSIVE INCOME

The Company had a comprehensive loss of $0.5 million and comprehensive income of $3.9 million for the three months ended September 30, 2008 and 2007, respectively; and comprehensive income of $1.9 million and $14.5 million for the nine months ended September 30, 2008 and 2007, respectively.  Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

11.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales:
North America	$44,388	$70,968	$146,884	$256,029
Foreign	22,347	21,724	62,187	59,491
	$66,735	$92,692	$209,071	$315,520

	September 30, 2008	December 31, 2007
Long Lived Assets:
North America	$43,886	$42,430
Foreign	3,219	2,996
	$47,105	$45,426

No single customer accounted for 10% or more of consolidated net sales for the three and nine months ended September 30, 2008 and 2007.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51” (“SFAS No. 160”).  This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2009.  The Company is currently evaluating the impact of SFAS No. 160 on our consolidated financial position and results of operations but does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS No. 161 on its financial position and results of operations but does not expect the adoption of SFAS No. 161 to have an effect on its financial statements.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early.  The Company is currently assessing the impact that EITF 07-5 will have on its consolidated financial position and results of operations.

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors.  Our revenues are sensitive to a variety of factors, such as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, the cost of raw materials (including aluminum, steel and petroleum related products), the availability of capital and credit to our customers and general economic conditions.

Our industry is cyclical in nature and, through the end of the third quarter 2008, the demand for our products, and our resulting revenues, continued to be negatively affected by low levels of consumer confidence, disruptions in the capital and credit markets, high fuel and insurance costs, and overall economic conditions.  The recent turmoil in global financial markets has increased uncertainty and made credit harder to secure, which has impacted the decisions of potential purchasers of significant capital assets such as the products we offer.  We remain concerned about general economic conditions and the availability of credit, and the effect they could have on customer demand in the towing and recovery industry.  Accordingly, we will continue to adjust our production levels as needed to match demand for our products.

In the first half of 2007, we completed orders under several municipal and military contracts.  Follow-on orders under these contracts were minimal until the second quarter 2008, when we secured additional export and government orders which we began producing in the third quarter.  Through these additional orders, along with continued good performance in the government and international markertplace, we were able to somewhat offset lower demand from our core customers during the third quarter.  We continue to work to secure export and governmental orders, but we cannot predict the success or timing of any such orders.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials.  Raw material costs represent a substantial part of our total costs of operations, and aluminum and steel prices were at historically high levels during the first three quarters of 2008.  In the past, we have implemented price increases to offset these higher costs as we have determined necessary.  We continue to monitor raw material prices and availability as well as fuel prices and their impact on the economy in order to more favorably position the Company in this dynamic market.

In July 2007, we amended our Senior Credit Agreement with Wachovia to, among other things, reduce the non default rate of interest under the revolving and term portions of our senior credit facility, increase the ratio of leverage permitted under the Consolidated Leverage Ratio covenant, extend the maturity date of the revolver, and modify certain of the negative covenants and events of default.  Total senior debt at September 30, 2008 was $2.5 million, which represents a significant decrease in our overall indebtedness from prior periods.

In May 2007, we repaid the remaining $5.0 million principal balance under our junior credit facility and with such payment, all loans under our junior credit facility were paid in full.  In July 2007, in connection with the amendments to our Senior Credit Agreement, the junior credit facility was terminated.

In 2007 we completed our modernization and expansion projects of our manufacturing facility in Hermitage, Pennsylvania.  A similar project at our Ooltewah, Tennessee manufacturing facility was substantially complete at the end of the third quarter of 2008.  We believe these modernization and expansion efforts will position us to more effectively face the challenges of the global marketplace in the future.

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

Results of Operations–Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net sales for the three months ended September 30, 2008 decreased 28.0% to $66.7 million from $92.7 million for the comparable period in 2007.  This decrease was attributable to lower production levels in response to decreased demand due to deteriorating economic conditions and limited customer access to credit.

Costs of operations for the three months ended September 30, 2008 decreased 26.4% to $58.6 million from $79.6 million for the comparable period in 2007, which was attributable to lower overall production levels in the third quarter of 2008 compared to the comparable period in 2007 as described above. Overall, costs of operations increased as a percentage of sales from 85.9% to 87.8% because of product mix as well as higher raw material costs.

Selling, general, and administrative expenses for the three months ended September 30, 2008 decreased to $6.4 million from $6.5 million for the three months ended September 30, 2007.  The decrease is attributable to lower sales volume as well as lower personnel-related expenses.  As a percentage of sales, selling, general, and administrative expenses increased to 9.6% for the three months ended September 30, 2008 from 7.0% for the three months ended September 30, 2007 due to the fixed nature of certain of these expenses.

The provision for income taxes for the three months ended September 30, 2008 and 2007 reflects the combined effective U.S. federal, state and foreign tax rate of 37.7% and 35.2%, respectively.

Total interest expense decreased to $0.3 million for the three months ended September 30, 2008 from $1.0 million for the comparable year-ago period.  Decreases in interest expense were primarily the result of lower debt levels.

Results of Operations–Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net sales for the nine months ended September 30, 2008 decreased 33.7% to $209.1 million from $315.5 million for the comparable period in 2007.  This decrease was attributable to lower production levels in response to decreased demand due to current economic conditions and limited customer access to credit as well as the absence of any significant follow-on orders during the first half of 2008 under certain governmental and military contracts for which orders were completed during the first three quarters of 2007.

Costs of operations for the nine months ended September 30, 2008 decreased 31.8% to $184.4 million from $270.5 million for the comparable period in 2007, which was attributable to lower production levels as described above.  Overall, costs of operations increased as a percentage of sales from 85.7% to 88.2% because of product mix as well as higher raw material costs, partially offset by past pricing actions.

Selling, general, and administrative expenses for the nine months ended September 30, 2008 decreased to $19.0 million from $20.7 million for the nine months ended September 30, 2007.  The decrease is attributable to lower sales volume as well as lower personnel-related expenses.  As a percentage of sales, selling, general, and administrative expenses increased to 9.1% for the nine months ended September 30, 2008 from 6.6% for the nine months ended September 30, 2007 due to the fixed nature of certain of these expenses.

The provision for income taxes for the nine months ended September 30, 2008 and 2007 reflects the combined effective U.S. federal, state and foreign tax rate of 37.7% and 36.3%, respectively.

Our total interest expense decreased to $1.0 million for the nine months ended September 30, 2008 from $2.6 million for the comparable year-ago period.  Decreases in interest expense were primarily the result of lower debt levels.

Liquidity and Capital Resources

Cash provided by operating activities was $3.0 million for the nine months ended September 30, 2008, compared to $15.5 million for the comparable period in 2007.  The cash provided by operating activities for the nine months ended September 30, 2008 reflects decreases in accounts receivable offset by decreases in accounts payable reflecting lower volume levels in response to lower demand.  Increases in inventory also offset the cash provided by operating activities.  Inventory increases resulted from purchases of materials to manufacture export and government orders, which will be built throughout the remainder of the year.

Cash used in investing activities was $4.3 million for the nine months ended September 30, 2008, compared to $6.9 million for the comparable period in 2007.  The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $1.2 million for the nine months ended September 30, 2008, compared to $5.7 million for the comparable period in 2007.  The cash used in financing activities paid down our term loan under our senior credit facility, and repaid other outstanding long-term debt.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities, to pay down other long-term debt and to pay for capital expenditures related to our plant modernization.

At September 30, 2008, the modernization of the Company’s domestic facilities was substantially complete.  The Company had commitments of approximately $0.3 million for completion of these projects.

Our primary cash requirements include working capital, completion of our modernization and expansion project, other capital expenditures and interest and principal payments on indebtedness under our senior credit facility.  We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2008 and borrowings from unused availability under our senior credit facility.  We expect these sources to be sufficient to satisfy our cash needs for the foreseeable future.  However, our ability to satisfy our cash needs will depend upon a number of factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

Credit Facilities and Other Obligations

Senior Credit Facility

We are party to a Credit Agreement with Wachovia Bank, National Association for a $27.0 million senior secured credit facility.  The senior credit facility consists of a $20.0 million revolving credit facility, and a $7.0 million term loan.  The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the senior credit facility restrict the payment of cash dividends if a default or event of default under the Credit Agreement has occurred or would result from the dividends or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Credit Agreement as a result of the dividends, among various other restrictions.  On July 11, 2007, we agreed with Wachovia to make certain amendments to the Credit Agreement which are described below.

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

At September 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the revolving credit facility.

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

Other Long-Term Obligations

In addition to the borrowings under the senior credit facility described above, we had approximately $2.3 million of mortgage notes payable, equipment notes payable and other long-term obligations at September 30, 2008.  We also had approximately $1.7 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our senior credit facility and our mortgage notes payable because the outstanding amounts of indebtedness under our senior credit facility and the mortgage notes payable are subject to variable interest rates.  Under our senior credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 4.68% at September 30, 2008), and under the mortgage notes payable, the rate of interest is equal to a LIBOR rate plus a margin of 2.25% (for a rate of interest of 6.18% at September 30, 2008).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended September 30, 2008.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At September 30, 2008, we recognized $0.9 million decrease in our foreign currency translation adjustment account compared with December 31, 2007 because of strengthening of the U.S. dollar against certain foreign currencies.  During the three and nine months ended September 30, 2008, the impact of foreign currency exchange rate changes on our results of operations and cash flows was not material.

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

Other than with respect to the risk factors below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Portions of the risk factors below were included as the first two risk factors in the “Risk Factors” section of our Form 10-K, which are hereby replaced by the below risk factors.  These risk factors are being updated to address new risks associated with the current global economic downturn and the current volatility and uncertainty in the global capital and credit markets.

Our business is subject to the cyclical nature of our industry, consumer confidence, changes in economic conditions in general and fluctuations in interest rates.  Adverse changes with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature and historically the industry has been affected by consumer confidence and changes in economic conditions in general.  The current global financial crisis has caused extreme volatility and disruption in domestic and international capital and credit markets and caused significant erosion in consumer confidence.  As a result, the overall demand for our products has been materially and negatively affected, and the level of future sales of our products is uncertain.  A prolonged economic downturn, and slow or negative growth in the domestic and global economy, may continue to have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Overall demand from our customers is affected by the availability of capital and access to credit.

The ability of our customers to purchase our products is affected by the availability of capital and credit to them.  In many cases, their decisions to purchase our products are dependent upon their ability to obtain financing upon acceptable terms.  Recent volatility and disruption in the capital and credit markets, principally in the U.S. and Europe, has decreased the availability of liquidity and credit capacity for certain of our customers.  This reduced availability of capital and credit has negatively affected the ability and capacity of our customers to purchase towing and related equipment, which has negatively impacted sales of our products.  If our customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In recent years, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and there can be no assurance that these costs will not continue to increase for our customers in the future.  Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could impact the cost and availability of fuel.  All of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment.  Increases in operating costs and unpredictable weather conditions have had, and may continue to have, a negative effect on our customers, and, consequently, a material effect upon our business and operating results.

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

Date:  November 5, 2008