Form 10-K
period 2008-12-31
MILLER INDUSTRIES INC /TN/
filed 2009-03-11
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________________ to __________________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☒     Yes    ☐      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     ☐     Yes    ☒      No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $100,135,639 (based on 10,053,779 shares held by non-affiliates at $9.96 per share, the last sale price reported on the New York Stock Exchange on June 28, 2008).

At March 9, 2009 there were 11,608,360 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS

PART I

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, economic and market conditions, the risks related to the general economic health of our customers and their access to capital and credit to fund purchases, changes in fuel and other transportation costs, the cyclical nature of our industry, our dependence on outside suppliers of raw materials, changes in the cost of aluminum, steel and related raw materials, and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

In this Annual Report on Form 10-K, the words “Miller Industries,” “the Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

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

Wreckers.  Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with 75-ton lifting capacities.  Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles.  Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and remote control devices for operating wreckers.  In addition, certain light duty wreckers are equipped with automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

Our wreckers range in capacity from 8 to 75 tons, and are classified as either light duty and heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty.  Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery.  Heavy duty wreckers are used in towing and recovery applications including overturned tractor trailers, buses, motor homes and other large vehicles.

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

Transport Trailers.  Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles.  These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications.  These trailers are easy to load, transport 6 to 7 vehicles and, with the optional cab rack, can haul up to 8 vehicles.  The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport.  Many professional towing operators have added auto transport trailers to their fleets to add to their towing capabilities.  Also, we design, engineer and manufacture special-use transport and trailer products to be used primarily in military applications.

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

We manufacture wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and the United Kingdom.  The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer.  In addition, during the past several years, we have also begun to produce wrecker bodies using composites and other non-metallic materials.  After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body.  The completed body is either installed by us, or shipped by common carrier to a distributor where it is then installed, on a truck chassis.  Generally, the wrecker or car carrier bodies are painted by us with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors.  To the extent final painting is required before delivery, we contract with independent paint shops for such services.

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

Our sales force services our network of independent distributors and consists of sales representatives whose responsibilities include providing administrative and sales support to the entire base of independent distributors.  Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of our products and to maintain customer relationships.

We have developed a diverse network of independent distributors, consisting of approximately 120 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets.  In 2008, no single distributor accounted for more than 10% of our sales.  Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

Employees

We employed approximately 760 people as of December 31, 2008.  None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

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

Name	Age	Position

William G. Miller	62	Chairman of the Board and Co-Chief Executive Officer

Jeffrey I. Badgley	56	President and Co-Chief Executive Officer

Frank Madonia	60	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	58	Executive Vice President, Chief Financial Officer and Treasurer

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

Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic conditions in general.  Adverse changes or continued uncertainty with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature and historically the industry has been affected by changes in consumer confidence and in economic conditions in general.  The current global financial crisis and extreme volatility and disruption in domestic and international capital and credit markets have caused significant erosion in consumer confidence.  As a result, the overall demand for our products has been materially and negatively affected, and the level of future sales of our products is uncertain.  A prolonged economic downturn, and slow or negative growth in the domestic and global economy, may continue to have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Our demand from our customers and towing operators is affected by the availability of capital and access to credit.

The ability of our customers and of towing operators to purchase our products is affected by the availability of capital and credit to them.  Our customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases.  Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing upon acceptable terms.  Recent volatility and disruption in the capital and credit markets, principally in the U.S. and Europe, has decreased the availability of capital to, and credit capacity of, our customers and of towing operators.  In addition, at least one provider of floor plan financing has exited the market, making floor plan financing increasingly difficult for our customers to secure.  This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and of towing operators to purchase towing and related equipment.  This, in turn, has negatively impacted sales of our products.  If customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In recent years, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and while many of these costs have moderated in recent months, there can be no assurance that these costs will not continue to be volatile, or again increase, for our customers in the future.  Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials.  Any of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products  and other purchased component parts, leaves us subject to changes in price and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and although we believe that these suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts.  Shipment delays, unexpected price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices.  To partially offset price increases for raw materials and component parts, we have, from time to time, implemented general price increases and cost surcharges.  While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so.  Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are frequently supplied by us, or are purchased separately by our distributors or by towing operators.  Although we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

A significant portion of our net sales and production in 2008 were outside the United States, primarily in Europe.  As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations.  Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including British pounds and the Euro.  We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

Our competitors could impede our ability to attract or retain customers.

The towing and recovery equipment manufacturing industry is highly competitive.  Competition for sales exists domestically and internationally at the manufacturer, distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price.  Competition for sales also comes from the market for used towing and recovery equipment.  Certain of our competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than us.  If these competitors are able to make it more difficult for us to attract or retain customers, it could have a negative impact on our sales, revenue and financial performance.

Our future success depends upon our ability to develop or acquire proprietary products and technology.

Historically, we have been able to develop or acquire patented and other proprietary product innovations which have allowed us to produce what management believes to be technologically advanced products relative to most of our competition.  However, certain of our patents have expired, and others will expire in the next few years, and as a result, we may not have a continuing competitive advantage through proprietary products and technology.  In addition, pursuant to the terms of a consent judgment entered into in 2000 with the Antitrust Division of the U.S. Department of Justice, we are required to offer non-exclusive royalty-bearing licenses to certain of our key patents to all wrecker and car carrier manufacturers.  If we are unable to develop or acquire new products and technology in the future, our ability to maintain market share, and, consequently, our revenues and operating results, may be negatively affected.

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

The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  In addition, while our employees are not currently members of a union, there can be no assurance that the employees at any of our facilities will not choose to become unionized in the future.

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

From time to time, there may be significant volatility in the market price for our common stock.  Our quarterly operating results, changes in earnings estimated by analysts, if any, changes in general conditions in our industry or the economy or the financial markets or other developments affecting us could cause the market price of our common stock to fluctuate substantially.  In addition, in recent months the stock market has experienced a significant decline.  This decline has had a significant effect on the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.

Our Chairman and Co-Chief Executive Officer and his children own, in total, a substantial interest in our common stock.  They may vote their shares in ways with which you disagree.

William G. Miller, our chairman and Co-Chief Executive Officer, beneficially owns approximately 4.13% of the outstanding shares of our common stock.  Mr. Miller’s adult children, Christopher Charles Miller, Sarah Louise Miller and William G. Miller, II, beneficially own, in total, approximately 7.75% of the outstanding shares of our common stock.  Any of these shareholders could vote their shares in ways with which you do not agree, including in connection with the election of directors or the approval of a business combination involving the Company.  Mr. Miller does not exercise any voting, investment or other authority with respect to, and has no pecuniary interest in, the shares of our common stock that are held by his children, and he expressly disclaims beneficial ownership of such shares.

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

In 2008, we completed our modernization and expansion projects at our manufacturing facilities in Hermitage, Pennsylvania, and Ooltewah, Tennessee.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2007
First Quarter	$24.18	$20.34
Second Quarter	26.08	21.78
Third Quarter	26.45	15.23
Fourth Quarter	18.04	11.72
Year Ended December 31, 2008
First Quarter	$14.15	$8.92
Second Quarter	11.93	9.58
Third Quarter	10.21	7.10
Fourth Quarter	7.58	4.25
Year Ending December 31, 2009
First Quarter (through March 9, 2009)	$6.71	$4.95

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2008 was 530 and 4,500, respectively.

We have never declared cash dividends on our common stock.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by our board of directors.  The payment of dividends by us is restricted by the terms of our senior credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchases during the fourth quarter of 2008.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2008.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2003 through December 31, 2008.  The respective returns assume reinvestment of dividends paid.

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Miller Industries, Inc.	100	283	508	601	343	133
NYSE Composite Index	100	112	120	141	151	89
S&P Construction Index	100	121	139	150	203	83

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statements of income data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes.  You should read this data together with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)
Statements of Income Data:

Net Sales	270,989	400,032	409,421	351,884	236,308
Costs and Expenses:
Costs of operations	237,362	343,885	349,639	301,943	205,021
Selling, general, and administrative expenses	25,940	27,396	27,213	24,260	19,181
Interest expense	1,241	3,392	3,518	4,012	4,657
Other (Income) Expense	678	(291)	(376)	33	(277)
Total costs and expenses	265,221	374,382	379,994	330,248	228,582
Income from continuing operations before income taxes	5,768	25,650	29,427	21,636	7,726
Income tax provision	2,182	9,319	2,454	2,936	740
Income from continuing operations	3,586	16,331	26,973	18,700	6,986
Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	–	–	126	(114)	(1,511)
Tax benefit of advances to and investment in certain discontinued operations	–	–	(18,244)	–	–
Gain (loss) from discontinued operations	–	–	18,370	(114)	(1,511)
Net income	$3,586	$16,331	$45,343	$18,586	$5,475
Basic net income per common share:
Income from continuing operations	$0.31	$1.41	$2.37	$1.67	$0.64
Gain (loss) from discontinued operations	–	–	1.62	(0.01)	(0.14)
Basic income	$0.31	$1.41	$3.99	$1.66	$0.50
Diluted net income per common share:
Income from continuing operations	$0.31	$1.40	$2.33	$1.63	$0.64
Gain (loss) from discontinued operations	–	–	1.58	(0.01)	(0.14)
Diluted income	$0.31	$1.40	$3.91	$1.62	$0.50
Weighted average shares outstanding:
Basic	11,594	11,556	11,360	11,226	10,860
Diluted	11,656	11,655	11,596	11,474	10,982

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Working capital	$79,364	$82,092	$76,266	$50,406	$39,978
Total assets	174,281	189,042	197,432	144,570	127,822
Long-term obligations, less current portion	2,417	4,203	10,537	16,803	24,345
Common shareholders' equity	131,972	132,488	113,383	64,755	46,785

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our management focuses on a variety of key indicators to monitor our overall operating and financial performance.  These indicators include measurements of revenue, operating income, gross margin, income from continuing operations, earnings per share, capital expenditures and cash flow.

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors.  Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, the cost of raw materials (including aluminum, steel and petroleum-related products).

Our industry is cyclical in nature and over the course of 2008 the overall demand for our products and our resulting revenues continued to be negatively affected by lower levels of consumer confidence, uncertainties in domestic and international capital and credit markets, higher fuel and insurance costs and the current global economic crisis.  We remain concerned about the current economic crisis and its effect on the towing and recovery industry.  Accordingly, we continue to take steps to reduce our production levels and lower our costs in response to these uncertainties.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials.  Raw material costs represent a substantial part of our total costs of operations, and aluminum and steel prices were at historically high levels for the first three quarters of 2008, but moderated during the fourth quarter of 2008.  In the past, as we have determined necessary, we have implemented price increases to offset these higher costs.  We also developed alternatives to the components used in our production process that incorporate these raw materials.  We shared several of these alternatives with our major component part suppliers, and our suppliers have begun to implement them in the production of our component parts.  We continue to monitor raw material prices and availability in order to more favorably position the company in this dynamic market.

Follow-on orders under our 2007 municipal and military contracts were minimal until the second half of 2008, when we secured additional export and governmental orders for which production will continue until the third quarter of 2009.  Through these additional orders, along with continued performance in the government and international marketplace, we were able to somewhat offset lower demand from our core customers during the second half of 2008.  We continue to work to secure export and governmental orders, but we cannot predict the success or timing of any such orders.

Over the course of 2008, we continued to repay principal under our senior credit facility with Wachovia, and as a result, total debt under this facility at December 31, 2008 was $2.1 million.  This level of debt represents a significant decrease in our overall indebtedness from prior periods.

In 2008, we completed our modernization and expansion projects at our manufacturing facilities in Hermitage, Pennsylvania, and Ooltewah, Tennessee.  We believe these modernization and expansion efforts will position us to more effectively face the challenges of the global marketplace in the future.

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

Accounts receivable

We extend credit to customers in the normal course of business.  Collections from customers are continuously monitored and an allowance for doubtful accounts is maintained based on historical experience and any specific customer collection issues.  While such bad debt expenses have historically been within expectations and the allowance established, there can be no assurance that we will continue to experience the same credit loss rates as in the past, particularly under current economic conditions.

Inventory

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Differences between the effective tax rate and the expected tax rate are due to changes in deferred tax assets.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our consolidated statements of income.

Revenues

Under our accounting policies, revenue is recorded when the risk of ownership for products has transferred to independent distributors or other customers, which is generally upon shipment.  From time to time, revenue is recognized under a bill and hold arrangement.  While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers.  Sales of company-purchased truck chassis are included in net sales.  Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts.  Foreign currency translation adjustments are included in shareholders’ equity.  Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency.  Gains and losses resulting from foreign currency transactions are included in other income and expense in our consolidated statements of income.

Results of Operations

The following table sets forth, for the years indicated, the components of the consolidated statements of income expressed as a percentage of net sales.

	2008	2007	2006
Continuing Operations:
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	87.6%	86.0%	85.4%
Selling, general and administrative	9.6%	6.9%	6.7%
Interest expense	0.5%	0.9%	0.8%
Other (Income) Expense	0.2%	(0.1)%	(0.1)%
Total costs and expenses	97.9%	93.7%	92.8%
Income before income taxes	2.1%	6.3%	7.2%

Discontinued Operations:
Net Sales	–	–	100.0%
Costs and expenses:
Costs of operations	–	–	93.0%
Selling, general and administrative	–	–	8.6%
Gain on deconsolidation	–	–	(32.7)%
Interest expense	–	–	0.0%
Total costs and expenses	–	–	68.9%
Income before income taxes	–	–	31.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales were $271.0 million for the year ended December 31, 2008, compared to $400.0 million for the year ended December 31, 2007, a decrease of 32.3%.  This decrease is attributable to lower production levels in response to decreased demand due to deteriorating economic conditions and limited customer access to capital and credit, as well as the absence of significant follow-on orders during the first half of 2008 under certain government and military contracts that were completed in 2007.

Costs of operations decreased to $237.4 million for the year ended December 31, 2008 from $343.9 million for the year ended December 31, 2007, which was attributable to lower overall production levels in 2008 compared to 2007 as described above.  As a percentage of sales, costs of operations increased from 86.0% for the year ended December 31, 2007 to 87.6% for the year ended December 31, 2008 because of product mix as well as volatility of raw material costs, including aluminum, steel and other petroleum-related products.

Selling, general and administrative expenses for the year ended December 31, 2008 decreased to $25.9 million from $27.4 million for the year ended December 31, 2007 because of reductions made in our cost structure.  As a percentage of sales, selling, general and administrative expenses increased to 9.6% for 2008 from 6.9% for 2007 due to the fixed nature of many of these expenses.

Interest expense decreased to $1.2 million for the year ended December 31, 2008 from $3.4 million for the year ended December 31, 2007.  Decreases in interest expense were primarily due to decreases in interest on chassis purchases together with interest on distributor floor plan financing as well as declining interest rates in 2008.

Other income and expense relate to foreign currency transaction gains and losses.  During 2008, the loss was $0.7 million compared to a gain of $0.3 million for 2007.  The change relates to the strengthening of the US dollar against most major currencies, particularly in the fourth quarter of 2008.

The provision for income taxes for the years ended December 31, 2008 and 2007 reflects a combined federal, state and foreign tax rate of 37.8% and 36.3%, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

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

Costs of operations decreased to $343.9 million for the year ended December 31, 2007 from $349.6 million for the year ended December 31, 2006, which was attributable to lower overall production levels in 2007 compared to 2006 as described above.  As a percentage of sales, cost of operations increased slightly from 85.4% for the year ended December 31, 2006 to 86.0% for the year ended December 31, 2007.

Selling, general and administrative expenses for the year ended December 31, 2007 increased slightly to $27.4 million from $27.2 million for the year ended December 31, 2006 due generally to increases in personnel-related expenses and other expenses.

Interest expense decreased to $3.4 million for the year ended December 31, 2007 from $3.5 million for the year ended December 31, 2006.  Decreases in interest expense were primarily due to decreases in overall levels of debt (including bank debt) offset by increases in interest on chassis purchases together with interest expense on distributor floor plan financing.

Other income was $0.3 million for both 2007 and 2006, relating to foreign currency transaction gains due to a weakened U.S. dollar as compared to most major currencies.

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

Liquidity And Capital Resources

Cash provided by operating activities was $4.6 million for the year ended December 31, 2008, compared to $28.6 million for the year ended December 31, 2007, and $18.1 million for the year ended December 31, 2006.  The cash provided by operating activities for 2008 reflects decreases in accounts receivable due to lower sales volume offset by increases in inventory and decreases in accounts payable.  Increases in inventory resulted from purchases of materials for the manufacture of export and government orders.

Cash used in investing activities was $4.7 million for the year ended December 31, 2008, compared to $8.1 million for the year ended December 31, 2007, and $11.9 million for the year ended December 31, 2006.  The cash used in investing activities for 2008 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1.7 million for the year ended December 31, 2008, compared to $6.2 million for the year ended December 31, 2007, and $5.0 million for the year ended December 31, 2006.  The cash used in financing activities in 2008 was used to make payments on our term loan under our senior credit facility and to repay other outstanding long-term debt and capital lease obligations.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facility, to pay down other long-term debt obligations, and to pay for capital expenditures related to our plant modernization.  In addition, our working capital requirements have been and will continue to be significant in connection with shifts in product mix to meet changes in customer demand.

In May 2006, we repaid $5.0 million of subordinated debt under our junior credit facility using additional borrowings under the revolving portion of our senior credit facility, and in May 2007, we repaid the remaining $5.0 million principal balance of our junior credit facility.

As of December 31, 2008, we had cash and cash equivalents of $19.4 million, exclusive of unused availability under our senior credit facility.  Our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility.  We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2008 and borrowings from unused availability under our senior credit facility.  We expect these sources to be sufficient to satisfy our cash needs during 2009 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008.

	Payment Due By Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Outstanding Borrowings Under Senior Credit Facility	$2,100	$–	$2,100	$–	$–
Mortgage Notes Payable	1,665	119	245	1,301	–
Equipment Notes Payable (Capital Lease Obligations)	501	330	171	–	–
Operating Lease Obligations	1,485	515	638	197	135
Purchase Obligations (2)	20,526	20,526	–	–	–
Total	$26,277	$21,490	$3,154	$1,498	$135
____________________

(1)	Amounts do not include potential contingent obligations of $21.7 million under repurchase commitments with third-party lenders in the event of customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

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

At December 31, 2008 and 2007, we had no outstanding borrowings under the revolving credit facility.

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

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates.  Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.19% at December 31, 2008).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2008.

Outstanding Borrowings

Outstanding borrowings under the senior credit facility as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Revolving Credit Facility	$–	$–
Term Loan	2,100	3,500
Total Outstanding Borrowings	$2,100	$3,500

Other Long-Term Obligations

In addition to the borrowings under the senior credit facility described above, we had approximately $2.2 million of mortgage notes payable, equipment notes payable and other long-term obligations at December 31, 2008.  In February 2009, approximately $1.7 million of mortgage notes payable was repaid and the related obligation was terminated.  We also had approximately $1.5 million in non-cancellable operating lease obligations.

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements and the effect on earnings.  SFAS No. 157 was effective January 1, 2008 and did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”).  SFAS No. 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS No. 159 was effective January 1, 2008 and did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  This Statement became effective on November 15, 2008, and its adoption did not have a material impact on our financial condition or results of operations.

Recently Issued Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We do not expect the adoption of SFAS No. 141(R) to have an effect on our results of operations and our financial condition unless we enter into a business combination after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2009.  We are currently evaluating the impact of SFAS No. 160 on our consolidated financial position and results of operations but do not expect the adoption of SFAS No. 160 to have an effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 expands disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We are currently assessing the impact of SFAS No. 161 on our financial position and results of operations but do not expect the adoption of SFAS No. 161 to have an effect on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life on Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R).  FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  Early adoption is prohibited.  We are currently evaluating the impact of this standard on our consolidated financial statements; however, we do not expect that the adoption of FSP 142-3 will have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for us at the beginning of our 2010 fiscal year and early adoption is not permitted.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  We are currently evaluating the impact adoption of this statement could have on our financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for us at the beginning of our 2010 fiscal year and cannot be adopted early.  We are currently assessing the impact that EITF 07-5 will have on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates.  Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.19% at December 31, 2008).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2008.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At December 31, 2008, we recognized $4.3 million decrease in our foreign currency translation adjustment account compared with December 31, 2007 because of strengthening of the U.S. dollar against certain foreign currencies.  During the year ended December 31, 2008, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of approximately $0.7 million.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on our assessment under those criteria, we concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which appears herein.

March 11, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited Miller Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 11, 2009

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
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 11, 2009

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

(In thousands, except share data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$19,445	$23,282
Accounts receivable, net of allowance for doubtful accounts of $1,881 and $1,640, at December 31, 2008 and 2007, respectively	52,424	67,035
Inventories	43,107	39,313
Prepaid expenses and other	1,840	1,775
Current deferred income taxes	2,440	3,038
Total current assets	119,256	134,443
PROPERTY, PLANT, AND EQUIPMENT, net	34,757	33,807
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	8,542	8,615
OTHER ASSETS	107	558
	$174,281	$189,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,849	$1,802
Accounts payable	26,710	39,926
Accrued liabilities and other	11,333	10,623
Total current liabilities	39,892	52,351

LONG-TERM OBLIGATIONS, less current portion	2,417	4,203
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,593,798 and 11,588,179, outstanding at December 31, 2008 and 2007, respectively	116	116
Additional paid-in capital	160,919	160,700
Accumulated deficit	(28,622)	(32,208)
Accumulated other comprehensive income (loss)	(441)	3,880
Total shareholders’ equity	131,972	132,488
	$174,281	$189,042

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	2008	2007	2006
NET SALES	$270,989	$400,032	$409,421

COSTS AND EXPENSES
Costs of operations	237,362	343,885	349,639
Selling, general, and administrative expenses	25,940	27,396	27,213
Interest expense, net	1,241	3,392	3,518
Other (Income) Expense	678	(291)	(376)

Total costs and expenses	265,221	374,382	379,994

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,768	25,650	29,427
INCOME TAX PROVISION	2,182	9,319	2,454

INCOME FROM CONTINUING OPERATIONS	3,586	16,331	26,973

DISCONTINUED OPERATIONS
Gain from discontinued operations, net of taxes	–	–	126
Tax benefit of advances to and investment in certain discontinued operations	–	–	(18,244)
Gain from discontinued operations	–	–	18,370

NET INCOME	$3,586	$16,331	$45,343

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.31	$1.41	$2.37
Gain from discontinued operations	–	–	1.62
Basic income	$0.31	$1.41	$3.99

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.31	$1.40	$2.33
Gain from discontinued operations	–	–	1.58
Diluted income	$0.31	$1.40	$3.91

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,594	11,556	11,360
Diluted	11,656	11,655	11,596

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except share data)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2005	$113	$157,996	$(93,882)	$528	$64,755
Components of comprehensive income:
Net income	–	–	45,343	–	45,343
Foreign currency translation adjustments	–	–	–	1,577	1,577
Total comprehensive income	–	–	45,343	1,577	46,920
Issuance of common stock to non-employee directors (3,768)	–	75	–	–	75
Exercise of stock options (208,722)	2	1,323	–	–	1,325
Stock-based compensation expense	–	308	–	–	308
BALANCE, December 31, 2006	115	159,702	(48,539)	2,105	113,383
Components of comprehensive income:
Net income	–	–	16,331	–	16,331
Foreign currency translation adjustments	–	–	–	1,775	1,775
Total comprehensive income	–	–	16,331	1,775	18,106
Issuance of common stock to non-employee directors (3,150)	–	75	–	–	75
Exercise of stock options (75,065)	1	615	–	–	616
Stock-based compensation expense	–	308	–	–	308
BALANCE, December 31, 2007	116	160,700	(32,208)	3,880	132,488
Components of comprehensive income:
Net income	–	–	3,586	–	3,586
Foreign currency translation adjustments	–	–	–	(4,321)	(4,321)
Total comprehensive income (loss)	–	–	3,586	(4,321)	(735)
Issuance of common stock to non-employee directors (5,409)	–	75	–	–	75
Exercise of stock options (210)	–	1	–	–	1
Stock-based compensation expense	–	143	–	–	143
BALANCE, December 31, 2008	$116	$160,919	$(28,622)	$(441)	$131,972

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$3,586	$16,331	$45,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from discontinued operations	–	–	(126)
Tax benefit of advances to and investments in discontinued operations	–	–	(18,244)
Depreciation and amortization	3,440	3,134	2,721
Deferred tax provision (benefit)	672	7,716	(1,331)
Amortization of deferred financing costs	76	123	123
Provision for doubtful accounts	634	312	1,065
Stock-based compensation	143	308	308
Issuance of non-employee director shares	75	75	75
Gain on disposals of equipment	–	(109)	–
Changes in operating assets and liabilities:
Accounts receivable	11,588	17,305	(18,898)
Inventories	(6,827)	5,156	(3,496)
Prepaid expenses and other	(114)	389	(1,406)
Accounts payable	(10,776)	(19,673)	12,090
Accrued liabilities and other	2,113	(2,497)	(343)
Net cash flows from operating activities from continuing operations	4,610	28,570	17,881
Net cash flows from operating activities from discontinued operations	–	–	247
Net cash flows from operating activities	4,610	28,570	18,128
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,850)	(8,718)	(12,564)
Proceeds from sale of equipment	2	148	98
Payments received on notes receivables	180	482	604
Net cash flows from investing activities from continuing operations	(4,668)	(8,088)	(11,862)
Net cash flows from investing activities from discontinued operations	–	–	25
Net cash flows from investing activities	(4,668)	(8,088)	(11,837)
FINANCING ACTIVITIES:
Payments under junior credit facility	–	(5,000)	(5,000)
Payments on long-term obligations	(1,859)	(1,803)	(1,603)
Borrowings under long-term obligations	138	–	329
Additions to deferred financing costs	(2)	(42)	(5)
Proceeds from exercise of stock options	1	616	1,325
Net cash flows from financing activities from continuing operations	(1,722)	(6,229)	(4,954)
Net cash flows from financing activities from discontinued operations	–	–	–
Net cash flows from financing activities	(1,722)	(6,229)	(4,954)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(2,057)	825	697
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,837)	15,078	2,034
CASH AND TEMPORARY INVESTMENTS, beginning of year	23,282	8,204	6,147
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, beginning of year	–	–	23
CASH AND TEMPORARY INVESTMENTS-DISCONTINUED OPERATIONS, end of year	–	–	–
CASH AND TEMPORARY INVESTMENTS, end of year	$19,445	$23,282	$8,204
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,863	$4,117	$3,897
Cash payments for income taxes, net of refunds	$475	$2,158	$3,477
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$–	$549	$–

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment.  The principal markets for the Company’s towing and recovery equipment are approximately 120 independent distributors and the users of towing and recovery equipment located primarily throughout North America, and other customers throughout the world.  The Company’s products are marketed under the brand names of Century®, Challenger®, Holmes®, Champion®, Eagle®, Titan®, JigeTM, BonifaceTM, Vulcan®, and ChevronTM.  Unless otherwise specifically stated, all disclosures in the following notes relate only to the Company’s continuing operations.

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Chassis	$6,493	$4,866
Raw materials	18,764	16,555
Work in process	11,526	12,145
Finished goods	6,324	5,747
	$43,107	$39,313

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

Property, plant and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Land and improvements	$4,739	$4,641
Buildings and improvements	29,591	27,271
Machinery and equipment	22,424	18,841
Furniture and fixtures	6,766	6,542
Software costs	6,935	6,802
Construction in progress	–	2,914
	70,455	67,011
Less accumulated depreciation	(35,698)	(33,204)
	$34,757	$33,807

The Company recognized $3,440,000, $3,134,000 and $2,608,000, in depreciation expense in 2008, 2007 and 2006, respectively.  In 2008 and 2007, $75,000 and $247,000, respectively, of interest costs were capitalized for construction period interest.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 29,000, 99,000 and 236,000 potential dilutive common shares in 2008, 2007 and 2006, respectively.  Options to purchase approximately 6,000, 76,000 and 55,000 shares of common stock were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Goodwill and Long-Lived Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” and as such has ceased amortizing goodwill.  In lieu of amortization the Company performs an annual impairment review of goodwill.

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

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547,000 at December 31, 2008 and 2007.  Amortization expense in 2006 was $113,000.  At December 31, 2008 and 2007, all intangible assets subject to amortization were fully amortized.  As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2008 and 2007 was $397,000 and $321,000, respectively.  Amortization expense in 2008, 2007 and 2006, was $76,000, $123,000 and $123,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.  Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Accrued wages, commissions, bonuses and benefits	$3,975	$4,422
Accrued income taxes	1,197	553
Other	6,161	5,648
	$11,333	$10,623

Income Taxes

The Company recognizes as deferred income tax assets and liabilities the future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If unrecognized tax positions exist, interest and penalties related to unrecognized tax positions are recorded as income tax expense in the consolidated statements of income.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method.  This statement requires the determination of the fair value of stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.  The Company recorded $143,000 for 2008 and $308,000 for each of 2007 and 2006 in compensation expense related to its stock-based compensation.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

For SFAS No. 123R purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004:  expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years.  Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which was amortized as compensation expense over the vesting period of the options.  No options were granted during 2007 or 2006.  The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years.  Using these assumptions, the fair value of options granted in 2008 is $1,596,000, which will be amortized as compensation expense over the vesting period.

At December 31, 2008, the Company had $1,529,000 of unrecognized compensation expense related to stock options, with $399,000 to be expensed in 2009, 2010, and 2011 and the remainder of $332,000 to be expensed in 2012.  The Company issued approximately 200 shares of common stock during 2008 from the exercise of stock options.

Product Warranty

The Company provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  Warranty expense in 2008, 2007 and 2006, was $1,995,000, $1,881,000 and $1,716,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2008 and 2007 (in thousands):

	2008	2007
Accrual at beginning of the year	$864	$839
Provision	1,995	1,881
Settlement and Other	(1,981)	(1,856)
Accrual at end of year	$878	$864

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

Revenue Recognition

Revenue is recorded by the Company when the risk of ownership for products has transferred to the independent distributors or other customers, which is generally upon shipment.  From time to time, revenue is recognized under a bill and hold arrangement.  Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains, and a schedule for delivery has been established.

Shipping and Handling Fees and Cost

The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of operations.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts.  Foreign currency translation adjustments resulting from such translations are included in shareholders’ equity.  Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency.  Gains and losses resulting from foreign currency transactions are included in other income (expense).

Recent Accounting Pronouncements

Recently Adopted Standards

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  This Statement became effective on November 15, 2008, and its adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2009.  The Company is currently evaluating the impact of SFAS No. 160 on our consolidated financial position and results of operations but does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 expands disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS No. 161 on its financial position and results of operations but does not expect the adoption of SFAS No. 161 to have an effect on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life on Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R).  FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  Early adoption is prohibited.  The Company is currently evaluating the impact of this standard on its consolidated financial statements; however, it does not expect that the adoption of FSP 142-3 will have a material impact on our financial condition or results of operations.

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

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Outstanding borrowings under Senior Credit Facility	$2,100	$3,500
Mortgage notes payable, weighted average interest rate of 5.88%, payable in monthly installments, maturing in 2013	1,665	1,786
Equipment notes and capital leases payable, weighted average interest rate of 6.48%, payable in monthly installments, maturing 2008 to 2011	501	719
	4,266	6,005
Less current portion	(1,849)	(1,802)
	$2,417	$4,203

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

In February 2009, approximately $1.7 million mortgage notes payable was repaid and the related obligation was terminated.

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

At December 31, 2008 and 2007, the Company had no outstanding borrowings under the Revolver.

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

Interest Rate Sensitivity.  Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates.  Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.19% at December 31, 2008).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2008.

Future maturities of long-term obligations (including capital lease obligations) at December 31, 2008 are as follows (in thousands):

2009	$1,849
2010	960
2011	155
2012	134
2013	1,168
$4,266

4.	RELATED PARTY TRANSACTIONS

Termination of Junior Credit Facility

Mr. Miller was the sole lender under the Junior Credit Facility.  The Company paid Mr. Miller approximately $228,000 and $684,000 in interest expense on the Junior Credit Facility for 2007 and 2006, respectively.  In May 2007, the Company repaid the remaining $5.0 million of subordinated debt under the Junior Credit Facility.  This payment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.  In July 2007, the Junior Credit Facility was terminated.

DataPath, Inc.

Total revenues from DataPath, Inc., a related party through common ownership and common board of director membership until June 30, 2006, were $5,649,000 for the six months ended June 30, 2006.

5.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2008, 2007 and 2006 were approximately 0.6 million, 1.2 million, and 1.1 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2008, 2007 and 2006, is presented below (shares in thousands):

	2008		2007		2006
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	205	$15.24	304	$17.39	574	$15.92
Granted	801	5.49	–	–	–	–
Exercised	–	–	(75)	8.21	(216)	6.90
Forfeited and cancelled	(76)	27.05	(24)	64.74	(54)	43.60
Outstanding at End of Period	930	$5.87	205	$15.24	304	$17.39
Options exercisable at year end	129	$8.25	123	$19.90	138	$28.39
Weighted average fair value of options granted		$1.99		$–		$–

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2008 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	–	$3.37	4	$3.05	2.9	4	$3.05
5.49	–	8.24	801	5.49	9.8	–	–
8.31	–	10.94	125	8.43	5.0	125	8.43
Total			930	$5.87	9.2	129	$8.25

6.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment and trucks. Rental expense under these leases was $1,402,000, $1,687,000 and $1,572,000 in 2008, 2007 and 2006, respectively.

At December 31, 2008 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

2009	$515
2010	429
2011	209
2012	119
2013	78
Thereafter	135
$1,485

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral the Company could be required to purchase was approximately $21.7 million and $33.4 million at December 31, 2008 and 2007, respectively.  No repurchases of products were required during 2008 or 2007.

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

The provision for income taxes on income consisted of the following in 2008, 2007 and 2006, (in thousands):

	2008	2007	2006
Current:
Federal	$–	$–	$–
State	49	501	1,426
Foreign	1,461	1,102	2,359
	1,510	1,603	3,785
Deferred:
Federal	700	7,572	6,003
State	–	–	1,479
Foreign	(28)	144	–
Change in valuation allowance	–	–	(8,813)
	672	7,716	(1,331)
	$2,182	$9,319	$2,454

The principal differences between the federal statutory tax rate and the income tax expense in 2008, 2007 and 2006:

	2008	2007	2006
Federal statutory tax rate	35.0%	34.0%	35.0%
State taxes, net of federal tax benefit	1.4%	1.4%	3.2%
Change in deferred tax asset valuation allowance	–	–	(29.9)%
Excess of foreign tax over US tax on foreign income	2.5%	0.4%	1.3%
Other	(1.1)%	0.5%	(1.3)%
Effective tax rate	37.8%	36.3%	8.3%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$207	$55
Accruals and reserves	1,831	2,276
Net operating loss carryforward	9,057	9,248
Deductible goodwill and impairment charges	58	55
Other	622	531
Total deferred tax assets	11,775	12,165
Deferred tax liabilities:
Property, plant, and equipment	793	512
Total deferred tax liabilities	793	512
Net deferred tax asset	$10,982	$11,653

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $23.3 million which will expire between 2012 and 2026.  The federal net operating loss carryforwards are comprised primarily of losses from advances to and investments in certain discontinued operations resulting from the RoadOne liquidation; see Note 11 for further discussion.  In addition, the Company had an AMT credit carryforward of approximately $0.5 million, that may be carried forward indefinitely.

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

As of December 31, 2008, the Company has state net operating loss carryforwards of approximately $13.5 million.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No.109” (“FIN 48”) on January 1, 2007.  Upon adoption of FIN 48 and as of December 31, 2008, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months.  If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2005 through 2008 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2005.

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

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations.  For 2006, the Company matched 50% of the first 4% of participant contributions and for 2007 and 2008 matched 50% of the first 5% of participant contributions.  Matching contributions vest over the first five years of employment.  Company contributions to the plan were $430,000, $535,000 and $376,000 in 2008, 2007 and 2006, respectively.

10.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers) (in thousands):

	2008		2007		2006
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$191,355	$43,472	$319,195	$42,430	$333,300	$36,455
Foreign	79,634	2,904	80,837	2,996	76,121	2,691
	$270,989	$46,376	$400,032	$45,426	$409,421	$39,146

No single customer accounted for 10% or more of consolidated net sales in 2008, 2007 or 2006.

11.	DISCONTINUED OPERATIONS

In 2002, the Company’s management and board of directors made the decision to divest of its remaining towing services segment, as well as the operations of the distribution group of the towing and recovery equipment segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets for the towing services segment and the distribution group were considered a “disposal group” and were no longer being depreciated.  All results of operations associated with these assets were separately presented in the Company’s financial statements at December 31, 2006, as discontinued operations separate from continuing operations.  Results of operations for the towing services segment and the distribution group reflect interest expense for debt directly attributing to these businesses, as well as an allocation of corporate debt.

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

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share
2008
First Quarter	$67,621	$1,953	$927	$0.08	$0.08
Second Quarter	74,715	1,924	1,046	0.09	0.09
Third Quarter	66,735	1,760	917	0.08	0.08
Fourth Quarter	61,918	2,050	696	0.06	0.06
Total	$270,989	$7,687	$3,586	$0.31	$0.31

2007
First Quarter	$114,003	$8,968	$5,395	$0.47	$0.46
Second Quarter	108,825	8,634	4,873	0.42	0.42
Third Quarter	92,692	6,524	3,598	0.31	0.31
Fourth Quarter	84,512	4,625	2,465	0.21	0.21
Total	$400,032	$28,751	$16,331	$1.41	$1.40

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended December 31, 2006
Deduction from asset accounts:
Allowance for doubtful accounts	$1,834	1,065	(411)	$2,488

Year ended December 31, 2007
Deduction from asset accounts:
Allowance for doubtful accounts	$2,488	312	(1,160)	$1,640

Year ended December 31, 2008
Deduction from asset accounts:
Allowance for doubtful accounts	$1,640	634	(393)	$1,881

	Balance at Beginning of Period	Charged to Expense	Claims and Other	Balance at End of Period
	(In Thousands)
Year ended December 31, 2006
Product Warranty Reserve:	$801	1,716	(1,678)	$839

Year ended December 31, 2007
Product Warranty Reserve:	$839	1,881	(1,856)	$864

Year ended December 31, 2008
Product Warranty Reserve:	$864	1,995	(1,981)	$878

S-1

	Balance at Beginning of Period	Additions (Reductions)	Balance at End of Period

	(In Thousands)
Year ended December 31, 2006
Deferred Tax Valuation Allowance:	$8,813	(8,813)	$0

Year ended December 31, 2007
Deferred Tax Valuation Allowance:	$0	0	$0

Year ended December 31, 2008
Deferred Tax Valuation Allowance:	$0	0	$0

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 11th day of March, 2009.

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
Richard H. Roberts

CERTAIN STATEMENTS REQUIRED BY THE LISTING REQUIREMENTS
OF THE NEW YORK STOCK EXCHANGE

The certifications of our Co-Chief Executive and Chief Financial Officers required by Section 302 of the Sarbanes-Oxley Act of 2002, which address, among other things, the content of our Annual Report on Form 10-K, appear as exhibits to the Form 10-K.

Pursuant to the requirements of the New York Stock Exchange, in 2008, our Co-Chief Executive Officer certified to the NYSE that he was not aware of any violation by Miller Industries, Inc. of the NYSE’s corporate governance listing standards.

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