Form 10-Q
period 2009-03-31
MILLER INDUSTRIES INC /TN/
filed 2009-05-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________________ to _______________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

                   ☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                   ☐ Yes          ☐ No

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

                    ☐ Yes          ☒ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2009, was 11,608,455.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, economic and market conditions; the risks related to the general economic health of our customers; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; changes in fuel and other transportation costs; the cyclical nature of our industry; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; the success and timing of existing and additional export and governmental orders; and those other risks referenced herein, including those risks referred to in this report, in Part II, Item 1A–“Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$21,414	$19,445

Accounts receivable, net of allowance for doubtful accounts of $1,992 and $1,881 at March 31, 2009 and December 31, 2008, respectively	40,299	52,424
Inventories	44,373	43,107
Prepaid expenses and other	3,435	1,840
Current deferred income taxes	2,498	2,440

Total current assets	112,019	119,256
PROPERTY, PLANT, AND EQUIPMENT, net	34,027	34,757
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	8,355	8,542
OTHER ASSETS	74	107

	$166,094	$174,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,696	$1,849
Accounts payable	18,397	26,710
Accrued liabilities and other	12,890	11,333

Total current liabilities	32,983	39,892

LONG-TERM OBLIGATIONS, less current portion	480	2,417
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,608,360 and 11,593,798 outstanding at March 31, 2009 and December 31, 2008, respectively	116	116
Additional paid-in capital	161,094	160,919
Accumulated deficit	(27,709)	(28,622)
Accumulated other comprehensive loss	(870)	(441)

Total shareholders’ equity	132,631	131,972

	$166,094	$174,281

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
NET SALES	$58,756	$67,621
COSTS AND EXPENSES:
Costs of operations	50,353	59,357
Selling, general and administrative expenses	6,438	6,311
Interest expense, net	325	454
Other expense	55	22
Total costs and expenses	57,171	66,144
INCOME BEFORE INCOME TAXES	1,585	1,477
INCOME TAX PROVISION	672	550
NET INCOME	$913	$927
BASIC INCOME PER COMMON SHARE	$0.08	$0.08
DILUTED INCOME PER COMMON SHARE	$0.08	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,608	11,594
Diluted	11,644	11,632

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$913	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	890
Amortization of deferred financing costs	23	31
Provision for doubtful accounts	295	57
Loss on disposal of equipment	17	—
Stock-based compensation	100	77
Issuance of non-employee director shares	75	75
Deferred income tax provision	127	(197)
Changes in operating assets and liabilities:
Accounts receivable	11,447	12,638
Inventories	(1,665)	(2,965)
Prepaid expenses and other	(1,605)	(1,310)
Accounts payable	(8,007)	(7,006)
Accrued liabilities and other	1,670	278
Net cash flows from operating activities	4,278	3,495
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(222)	(2,264)
Proceeds from sale of property, plant and equipment	1	—
Payments received on notes receivable	20	85
Net cash flows from investing activities	(201)	(2,179)
FINANCING ACTIVITIES:
Payments on long-term obligations	(2,090)	(459)
Other	—	(2)
Net cash flows from financing activities	(2,090)	(461)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(18)	96
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	1,969	951
CASH AND TEMPORARY INVESTMENTS, beginning of period	19,445	23,282
CASH AND TEMPORARY INVESTMENTS, end of period	$21,414	$24,233
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$392	$596
Cash payments for income taxes, net of refunds	$279	$1,078

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 36,000 and 38,000 potential dilutive common shares for the three months ended March 31, 2009 and 2008, respectively. Options to purchase approximately 127,000 and 76,000 shares, for the three months ended March 31, 2009 and 2008, respectively, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Chassis	$7,029	$6,493

Raw materials	19,196	18,764

Work in process	10,841	11,526

Finished goods	7,307	6,324

	$44,373	$43,107

4.	GOODWILL AND LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Outstanding borrowings under Senior Credit Facility	$1,750	$2,100
Mortgage, equipment and other notes payable	426	2,166
	2,176	4,266
Less current portion	(1,696)	(1,849)
	$480	$2,417

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

In February 2009, approximately $1.7 million of the mortgage notes payable was repaid and the related obligation was terminated.

Future maturities of long-term obligations at March 31, 2009 are as follows (in thousands):

2009	$1,696
2010	475
2011	5
$2,176

Credit Facilities and Other Obligations

Senior Credit Facility

The Company is party to a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility, which was amended on July 11, 2007, consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type. Covenants under the Senior Credit Facility restrict the payment of cash dividends if a default or event of default under the Senior Credit Agreement has occurred or would result from the dividends, or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Senior Credit Agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Revolver and Term Loan bear interest at the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement). The Revolver is scheduled to expire on June 17, 2010, and the Term Loan is scheduled to mature on June 15, 2010.

At March 31, 2009 and December 31, 2008, the Company had no outstanding borrowings under the Revolver.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Senior Credit Facility because the outstanding amounts of indebtedness under the Senior Credit Facility are subject to variable interest rates. Under the Senior Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.20% at March 31, 2009). A one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the period ended March 31, 2009.

6.	STOCK-BASED COMPENSATION

Stock compensation expense for the three months ended March 31, 2009 and 2008 was $100,000 and $77,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company did not issue any stock options during the three months ended March 31, 2009. As of March 31, 2009, the Company had $1,429,000 of unrecognized compensation expense related to stock options with $299,000 to be expensed during the remainder of 2009, $399,000 to be expensed in 2010 and 2011, and $332,000 to be expensed in 2012. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $19.5 million at March 31, 2009, and $21.7 million at December 31, 2008. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” and concluded that the liability associated with these potential repurchase obligations is not material.

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

8.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. At March 31, 2009 and December 31, 2008, the Company had no unrecognized tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2006 through 2008 remain open to examination for U.S. Federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2006.

9.	COMPREHENSIVE INCOME

The Company had comprehensive income of $0.5 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

10.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net Sales:
North America	$43,800	$55,416
Foreign	14,956	12,205
	$58,756	$67,621

	March 31, 2009	December 31, 2008
Long Lived Assets:
North America	$42,730	$43,472
Foreign	2,916	2,904
	$45,646	$46,376

The Company’s largest customer accounted for 17.8% of consolidated net sales for the three months ended March 31, 2009. No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2008.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life on Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Early adoption is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements; however, we do not expect that the adoption of FSP 142-3 will have a material impact on our financial condition or results of operations.

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

Executive Overview

Miller Industries, Inc. is the world’s largest manufacturer of vehicle towing and recovery equipment, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names. . In this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the words “Miller Industries,” “the Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

Our management focuses on a variety of key indicators to monitor our overall operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, earnings per share, capital expenditures and cash flow.

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, and the cost of raw materials (including aluminum, steel and petroleum-related products).

Our industry is cyclical in nature and over the course of 2008 and the first quarter of 2009 the overall demand for our products and our resulting revenues continued to be negatively affected by lower levels of consumer confidence; volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators; significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and the overall effects of the current global economic crisis.

We remain concerned about the current economic crisis and its effect on the towing and recovery industry. Accordingly, we took specific steps during 2008, which we continued in early 2009, to reduce our production levels and lower our costs in response to these uncertainties. These steps included reductions in production hours through reduced work weeks and furloughs at all U.S. facilities, headcount reductions for certain non-production personnel and salary reductions for most salaried personnel. In addition, we are closely monitoring and reducing certain administrative expenses and disposing of certain non-production assets. We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total costs of operations. Aluminum and steel prices were at historically high levels for the first three quarters of 2008, but moderated beginning in the fourth quarter of 2008. In the past, as we have determined necessary, we have implemented price increases to offset these higher costs. We also developed alternatives to the components used in our production process that incorporate these raw materials. We shared several of these alternatives with our major component part suppliers, and our suppliers have begun to implement them in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the company in this dynamic market.

Follow-on orders under our 2007 municipal and military contracts were minimal until the second half of 2008, when we began to secure additional export and governmental orders for which we now expect production to continue into the fourth quarter of 2009. Through these orders, which accounted for 17.8% of consolidated net sales for the three months ended March 31, 2009, along with continued performance in the government and international marketplace, we were able to somewhat offset lower demand from our core customers during the second half of 2008 and the first quarter of 2009. We continue to work to fulfill these orders, and to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.

In the first quarter of 2009, we continued to repay principal under our senior credit facility, and as a result, total debt under this facility at March 31, 2009 was $1.8 million. This level of debt represents a significant decrease in our overall indebtedness from prior periods.

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

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments are included in shareholders equity. Intercompany debt denominated in a currency other than the functional currency, is remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other income and expense in our consolidated statement of income.

Results of Operations–Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net sales for the three months ended March 31, 2009 decreased 13.0% to $58.8 million from $67.6 million for the comparable period in 2008. This decrease is attributable to lower production levels in response to decreased demand due to deteriorating economic conditions and limited customer access to capital and credit.

Costs of operations for the three months ended March 31, 2009 decreased 15.2% to $50.4 million from $59.4 million for the comparable period in 2008, which was attributable to lower overall production levels in the first quarter of 2009 compared to the comparable period in 2008 as described above. Overall, costs of operations decreased as a percentage of sales from 87.8% to 85.7% primarily due to product mix as well as volatility of raw materials costs including aluminum, steel and other petroleum-related products.

Selling, general, and administrative expenses for the three months ended March 31, 2009 increased to $6.4 million from $6.3 million for the three months ended March 31, 2008. The increase is attributable to personnel related costs in the quarter. As a percentage of sales, selling, general, and administrative expenses increased to 10.9% for the three months ended March 31, 2009 from 9.3% for the three months ended March 31, 2008 due to the fixed nature of many of these expenses.

Total interest expense decreased to $0.3 million for the three months ended March 31, 2009 from $0.5 million for the comparable year-ago period. Decreases in interest expense were primarily due to lower debt levels, decreases in interest on chassis purchases together with interest on distributor floor plan financing as well as overall declining interest rates.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended March 31, 2009, the loss was $55,000 compared to a loss of $22,000 for the prior year period.

The provision for income taxes for the three months ended March 31, 2009 and 2008 reflects the combined effective U.S. federal, state and foreign tax rate of 42.4% and 37.2%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $4.3 million for the three months ended March 31, 2009, compared to $3.5 million for the comparable period in 2008. The cash provided by operating activities for the three months ended March 31, 2009 reflects decreases in accounts receivable due to lower sales volume offset by increases in inventory and decreases in accounts payable. Increases in inventory resulted from purchases of materials to fill the export and government orders the Company received in the second half of 2008.

Cash used in investing activities was $0.2 million for the three months ended March 31, 2009, compared to $2.2 million for the comparable period in 2008. The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $2.1 million for the three months ended March 31, 2009, compared to $0.5 million for the comparable period in 2008. The cash used in financing activities repaid mortgage notes payable, paid down our term loan under our senior credit facility, and repaid other outstanding long-term debt.

During 2008 and the first quarter of 2009, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facilities, to pay down other long-term debt and to pay for capital expenditures related to our recently completed plant modernization.

Our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at March 31, 2009 and borrowings from unused availability under our senior credit facility. We expect these sources to be sufficient to satisfy our cash needs during 2009 and the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

Credit Facilities and Other Obligations

Senior Credit Facility

We are party to a Credit Agreement with Wachovia Bank, National Association for a $27.0 million senior secured credit facility. The senior credit facility, which was amended on July 11, 2007, consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type. Covenants under the senior credit facility restrict the payment of cash dividends if a default or event of default under the Credit Agreement has occurred or would result from the dividends or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Credit Agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the revolver and term loan bear interest at the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement). The revolver is scheduled to expire on June 17, 2010, and the term loan is scheduled to mature on June 15, 2010.

At March 31, 2009 and December 31, 2008, we had no outstanding borrowings under the revolving credit facility.

Other Long-Term Obligations

In February 2009, approximately $1.7 million of mortgage notes payable was repaid and the related obligation was terminated. In addition to the borrowings under the senior credit facility described above, at March 31, 2009 we had approximately $0.4 million of mortgage notes payable, equipment notes payable and other long-term obligations. We also had approximately $1.5 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our senior credit facility because the outstanding amounts of indebtedness under our senior credit facility are subject to variable interest rates. Under our senior credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.20% at March 31, 2009). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2009.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2009, we recognized a $0.4 million decrease in our foreign currency translation adjustment account compared with December 31, 2008 because of strengthening of the U.S. dollar against certain foreign currencies. During the three months ended March 31, 2009, the impact of foreign currency exchange rate changes on our results of operations and cash flows was not material.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 6.	EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007)
10.1	Employment Agreement, dated as of December 30, 2008, between the Registrant and William G. Miller
10.2	Employment Agreement, effective as of December 30, 2008, between the Registrant and Jeffrey I. Badgley
10.3	Employment Agreement, effective as of December 30, 2008, between the Registrant and Frank Madonia
10.4	Employment Agreement, effective as of December 30, 2008, between the Registrant and J. Vincent Mish
10.5	Agreement, effective as of December 30, 2008, between the Registrant and Jeffrey I. Badgley
10.6	Agreement, effective as of December 30, 2008, between the Registrant and Frank Madonia
10.7	Agreement, effective as of December 30, 2008, between the Registrant and J. Vincent Mish
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

	By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: May 6, 2009