Form 10-Q
period 2009-06-30
MILLER INDUSTRIES INC /TN/
filed 2009-08-05
CIK 924822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________________________________ to ______________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

                    ☐     Yes                    ☒     No

          The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2009 was 11,608,585.

FORWARD-LOOKING STATEMENTS

          Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: economic and market conditions; the risks related to the general economic health of our customers; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; the success and timing of existing and additional export and governmental orders; the cyclical nature of our industry; changes in fuel and other transportation costs; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in this report, in Part II, Item 1A–”Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$27,390	$19,445
Accounts receivable, net of allowance for doubtful accounts of $1,848 and $1,881 at June 30, 2009 and December 31, 2008, respectively	37,754	52,424
Inventories	38,224	43,107
Prepaid expenses and other	2,891	1,840
Current deferred income taxes	2,405	2,440
Total current assets	108,664	119,256
PROPERTY, PLANT, AND EQUIPMENT, net	33,576	34,757
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	8,217	8,542
OTHER ASSETS	82	107
	$162,158	$174,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$282	$1,849
Accounts payable	13,078	26,710
Accrued liabilities and other	12,343	11,333
Total current liabilities	25,703	39,892
LONG-TERM OBLIGATIONS, less current portion	65	2,417
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,608,585 and 11,593,798 outstanding at June 30, 2009 and December 31, 2008, respectively	116	116
Additional paid-in capital	161,194	160,919
Accumulated deficit	(26,323)	(28,622)
Accumulated other comprehensive income (loss)	1,403	(441)
Total shareholders’ equity	136,390	131,972
	$162,158	$174,281

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$54,255	$74,715	$113,011	$142,336
COSTS AND EXPENSES:
Costs of operations	46,190	66,390	96,543	125,747
Selling, general and administrative expenses	5,817	6,401	12,255	12,712
Interest expense, net	235	338	560	792
Other expense	(339)	(104)	(284)	(82)
Total costs and expenses	51,903	73,025	109,074	139,169
INCOME BEFORE INCOME TAXES	2,352	1,690	3,937	3,167
INCOME TAX PROVISION	966	644	1,638	1,194
NET INCOME	$1,386	$1,046	$2,299	$1,973
BASIC INCOME PER COMMON SHARE	$0.12	$0.09	$0.20	$0.17
DILUTED INCOME PER COMMON SHARE	$0.12	$0.09	$0.20	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,608	11,594	11,608	11,594
Diluted	11,855	11,623	11,768	11,627

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,299	$1,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,768	1,739
Amortization of deferred financing costs	28	62
Provision for doubtful accounts	340	90
Loss on disposal of equipment	17	—
Stock-based compensation	200	77
Issuance of non-employee director shares	75	75
Deferred income tax provision	366	(30)
Changes in operating assets and liabilities:
Accounts receivable	14,799	11,382
Inventories	6,359	(5,488)
Prepaid expenses and other	(1,023)	(1,078)
Accounts payable	(14,481)	(5,962)
Accrued liabilities and other	596	178
Net cash flows from operating activities	11,343	3,018
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(451)	(3,771)
Proceeds from sale of property, plant and equipment	1	2
Payments received on notes receivable	36	122
Net cash flows from investing activities	(414)	(3,647)
FINANCING ACTIVITIES:
Payments on long-term obligations	(3,932)	(923)
Other	—	(2)
Net cash flows from financing activities	(3,932)	(925)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	948	438
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	7,945	(1,116)
CASH AND TEMPORARY INVESTMENTS, beginning of period	19,445	23,282
CASH AND TEMPORARY INVESTMENTS, end of period	$27,390	$22,166
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$669	$1,083
Cash payments for income taxes, net of refunds	$1,518	$1,506

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity.

2.          BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed conversion of outstanding stock options resulting in approximately 247,000 and 29,000 potential dilutive common shares for the three months ended June 30, 2009 and 2008, respectively, and 160,000 and 33,000 for the six months ended June 30, 2009 and 2008. Options to purchase approximately 124,000 and 76,000 shares, for the three months ended June 30, 2009 and 2008, respectively, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, options to purchase approximately 124,000 and 42,000 shares, respectively, which were outstanding during the period, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Chassis	$5,690	$6,493
Raw materials	15,426	17,203
Work in process	9,059	10,567
Finished goods	8,049	8,844
	$38,224	$43,107

4.          GOODWILL AND LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.          LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Outstanding borrowings under Senior Credit Facility	$—	$2,100

Mortgage, equipment and other notes payable	347	2,166

	347	4,266
Less current portion	(282)	(1,849)
	$65	$2,417

Certain equipment and manufacturing facilities are pledged as collateral under the Company’s mortgage and equipment notes payable.

In February 2009, approximately $1.7 million of the Company’s mortgage notes payable was repaid and the related obligation was terminated. In June 2009, the remaining balance of $1.5 million of the term loan portion of the Company’s Senior Credit Facility was repaid in full.

Future maturities of long-term obligations at June 30, 2009 (which consist solely of equipment and other notes payable) are as follows (in thousands):

2010	$282
2011	62
2012	3
$347

Credit Facility and Other Obligations

Senior Credit Facility

The Company is party to a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility, as amended, consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”). The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type. Covenants under the Senior Credit Facility restrict the payment of cash dividends if a default or event of default under the Senior Credit Agreement has occurred or would result from the dividends, or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Senior Credit Agreement as a result of the dividends, among various other restrictions.

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

At June 30, 2009 and December 31, 2008, the Company had no outstanding borrowings under the Revolver. In June 2009, the Company repaid all outstanding obligations under the Term Loan.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Senior Credit Facility because the outstanding amounts of indebtedness under the Senior Credit Facility are subject to variable interest rates. Under the Senior Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.06% at June 30, 2009). A one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the period ended June 30, 2009.

6.          STOCK-BASED COMPENSATION

Stock compensation expense for the three months ended June 30, 2009 and 2008 was $100,000 and $0, respectively, and $200,000 and $77,000 for the six months ended June 30, 2009 and 2008, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company did not issue any stock options during the six months ended June 30, 2009. As of June 30, 2009, the Company had $1,330,000 of unrecognized compensation expense related to stock options with $200,000 to be expensed during the remainder of 2009, $399,000 to be expensed in each of 2010 and 2011, and $332,000 to be expensed in 2012. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

7.          COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $16.2 million at June 30, 2009, and $21.7 million at December 31, 2008. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” and concluded that the liability associated with these potential repurchase obligations is not material.

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

8.          INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. At June 30, 2009 and December 31, 2008, the Company had no unrecognized tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2006 through 2008 remain open to examination for U.S. Federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2006.

9.          COMPREHENSIVE INCOME

The Company had comprehensive income of $3.7 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively, and $4.1 million and $2.4 million for the six months ended June 30, 2009 and 2008. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

10.          GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales:
North America	$39,625	$53,380	$83,425	$102,496
Foreign	14,630	21,335	29,586	39,840
	$54,255	$74,715	$113,011	$142,336

	June 30, 2009	December 31, 2008
Long Lived Assets:
North America	$42,156	$43,472
Foreign	3,039	2,904
	$45,195	$46,376

The Company’s largest customer accounted for 21.1% of consolidated net sales for the three months ended June 30, 2009 and 19.9% for the six months ended June 30, 2009. For the three and six months ended June 30, 2008, no single customer accounted for 10% or more of consolidated net sales.

11.          RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact of the Company’s adoption of SFAS No. 141(R) as of January 1, 2009 was not material; however SFAS No. 141(R) will impact any future business combinations of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2009. The adoption of SFAS No. 160 did not have an effect on our consolidated financial position and results of operations.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements and the effect on earnings. The impact of the Company’s adoption of the provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities as of January 1, 2009 was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have an effect on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life on Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP 142-3 did not have a material impact on our financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We have evaluated certain events and transactions occurring after June 30, 2009 and through August 5, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our Condensed Consolidated Financial Statements for the period ended June 30, 2009.

Recently Issued Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative U.S. GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s consolidated results of operations or financial condition.

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

Our industry is cyclical in nature and over the course of 2008 and the first half of 2009 the overall demand for our products and our resulting revenues continued to be negatively affected by: lower levels of consumer confidence; volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators; significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and the overall effects of the current global economic crisis.

We remain concerned about the current economic crisis and its effect on the towing and recovery industry. Accordingly, we took specific steps during 2008, which we continued during the first half of 2009, to reduce our production levels and lower our costs in response to these uncertainties. These steps included reductions in production hours through reduced work weeks and furloughs at all U.S. facilities, headcount reductions for certain non-production personnel and salary reductions for most salaried personnel. In addition, we are closely monitoring and reducing certain administrative expenses. We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total costs of operations. Aluminum and steel prices were at historically high levels for the first three quarters of 2008, but moderated beginning in the fourth quarter of 2008 and continuing through the second quarter of 2009. In the past, as we have determined necessary, we have implemented price increases to offset these higher costs. We also developed alternatives to the components used in our production process that incorporate these raw materials. We shared several of these alternatives with our major component part suppliers, and our suppliers have begun to implement them in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

Follow-on orders under our 2007 municipal and military contracts were minimal until the second half of 2008, when we began to secure additional export and governmental orders for which we now expect production to continue into the fourth quarter of 2009. Through these orders, which accounted for 19.9% of consolidated net sales for the six months ended June 30, 2009, along with continued performance in the government and international marketplace, we were able to somewhat offset lower demand from our core customers during the second half of 2008 and the first half of 2009. We continue to work to fulfill these orders, and to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.

In 2009, we continued to repay principal under our senior credit facility, and in June 2009 repaid the remaining balance outstanding under the term loan portion of our senior credit facility. This level of debt represents a significant decrease in our overall indebtedness from prior periods.

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

Valuation of long-lived assets and goodwill

Long-lived assets and goodwill are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived assets and goodwill may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management or, if available, independent appraisals or sales price negotiations. The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions, and industry competition and general economic and business conditions among other factors. We believe that these estimates are reasonable; however, changes in any of these factors could affect these evaluations. Based on these estimations, we believe that our long-lived assets are appropriately valued.

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

Results of Operations–Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net sales for the three months ended June 30, 2009 decreased 27.4% to $54.3 million from $74.7 million for the comparable period in 2008. This decrease is attributable to decreased demand due to difficult economic conditions and limited customer access to capital and credit.

Costs of operations for the three months ended June 30, 2009 decreased 30.4% to $46.2 million from $66.4 million for the comparable period in 2008, which was attributable to lower overall production levels including labor hours worked as described above. Overall, costs of operations decreased as a percentage of sales from 88.8% to 85.1% primarily due to product mix as well as lower costs for raw materials including aluminum, steel and petroleum-related products.

Selling, general, and administrative expenses for the three months ended June 30, 2009 decreased to $5.8 million from $6.4 million for the three months ended June 30, 2008. The decrease is attributable to cost reduction efforts as well as the impact of the lower sales volume. As a percentage of sales, selling, general, and administrative expenses increased to 10.7% for the three months ended June 30, 2009 from 8.6% for the three months ended June 30, 2008 due to the fixed nature of many of these expenses being spread over a lower sales base.

Total interest expense decreased to $0.2 million for the three months ended June 30, 2009 from $0.3 million for the comparable year-ago period. Decreases in interest expense were primarily due to lower debt levels, decreases in interest on chassis purchases together with interest on distributor floor plan financing as well as overall declining interest rates.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended June 30, 2009, the gain was $0.3 million compared to a gain of $0.1 million for the prior year period.

The provision for income taxes for the three months ended June 30, 2009 and 2008 reflects the combined effective U.S. federal, state and foreign tax rate of 41.0% and 38.1%, respectively.

Results of Operations–Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net sales for the six months ended June 30, 2009 decreased 20.6% to $113.0 million from $142.3 million for the comparable period in 2008. This decrease is attributable to decreased demand due to difficult economic conditions and limited customer access to capital and credit.

Costs of operations for the six months ended June 30, 2009 decreased 23.2% to $96.5 million from $125.7 million for the comparable period in 2008, which was attributable to lower overall production levels including labor hours worked as described above. Overall, costs of operations decreased as a percentage of sales from 88.3% to 85.4% primarily due to product mix as well as lower raw materials costs including aluminum, steel and other petroleum-related products.

Selling, general, and administrative expenses for the six months ended June 30, 2009 decreased to $12.3 million from $12.7 million for the six months ended June 30, 2008. The decrease is attributable to cost reduction efforts, as well as the impact of the lower sales volume. As a percentage of sales, selling, general, and administrative expenses increased to 10.8% for the six months ended June 30, 2009 from 8.9% for the six months ended June 30, 2008 due to the fixed nature of many of these expenses being spread over a lower sales base.

Total interest expense decreased to $0.6 million for the six months ended June 30, 2009 from $0.8 million for the comparable year-ago period. Decreases in interest expense were primarily due to lower debt levels, decreases in interest on chassis purchases together with interest on distributor floor plan financing as well as overall declining interest rates.

Other income and expense relate to foreign currency transaction gains and losses. During the six months ended June 30, 2009, the gain was $0.3 million compared to a gain of $0.1 million for the prior year period.

The provision for income taxes for the six months ended June 30, 2009 and 2008 reflects the combined effective U.S. federal, state and foreign tax rate of 41.6% and 37.7%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $11.3 million for the six months ended June 30, 2009, compared to $3.0 million for the comparable period in 2008. The cash provided by operating activities for the six months ended June 30, 2009 reflects decreases in accounts receivable and inventory due to lower sales volume offset by decreases in accounts payable.

Cash used in investing activities was $0.4 million for the three months ended June 30, 2009, compared to $3.6 million for the comparable period in 2008. The cash used in investing activities was for the purchase of property, plant and equipment.

Cash used in financing activities was $3.9 million for the three months ended June 30, 2009, compared to $0.9 million for the comparable period in 2008. The cash used in financing activities repaid the term loan under our senior credit facility, mortgage notes payable, and other outstanding long-term debt.

During 2008 and the first six months of 2009, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facility, pay down other long-term debt and pay for capital expenditures related to our recently completed plant modernization.

Our primary cash requirements include working capital, capital expenditures and interest and principal payments on indebtedness under our senior credit facility. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at June 30, 2009 and borrowings from unused availability under our senior credit facility. We expect these sources to be sufficient to satisfy our cash needs during 2009 and the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

The revolver under our senior secured credit facility is scheduled to expire on June 17, 2010, and the term loan is scheduled to mature on June 15, 2010. We intend to secure a new revolver prior to the expiration of the revolver under our senior secured credit facility but there can be no assurance that we will be able to do so on acceptable terms or at all.

Credit Facilities and Other Obligations

Senior Credit Facility

We are party to a Credit Agreement with Wachovia Bank, National Association for a $27.0 million senior secured credit facility. The senior credit facility, as amended, consists of a $20.0 million revolving credit facility, and a $7.0 million term loan. The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type. Covenants under the senior credit facility restrict the payment of cash dividends if a default or event of default under the Credit Agreement has occurred or would result from the dividends or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Credit Agreement as a result of the dividends, among various other restrictions.

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

At June 30, 2009 and December 31, 2008, we had no outstanding borrowings under the revolving credit facility. In June 2009, we repaid the remaining outstanding balance under the term loan.

Other Long-Term Obligations

In February 2009, approximately $1.7 million of mortgage notes payable was repaid and the related obligation was terminated. At June 30, 2009 we had approximately $0.3 million of equipment notes payable and other long-term obligations. We also had approximately $1.6 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our senior credit facility because the outstanding amounts of indebtedness under our senior credit facility are subject to variable interest rates. Under our senior credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.06% at June 30, 2009). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended June 30, 2009.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At June 30, 2009, we recognized a $1.8 million increase in our foreign currency translation adjustment account compared with December 31, 2008 because of weakening of the U.S. dollar against certain foreign currencies. During the three months ended June 30, 2009 and 2008, the impact of foreign currency exchange rate changes on our results of operations and cash flows were gains of $0.3 million and $0.1 million, respectively. The impact of foreign currency exchange rate changes on our results of operations and cash flows were gains of $0.3 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2009, we held our annual meeting of shareholders. As of April 7, 2009, the record date for the annual meeting, there were 11,608,360 shares issued, outstanding and entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 10,566,470 shares of common stock representing approximately 91.0% of the shares of common stock outstanding as of April 7, 2009.

Votes cast for or withheld at the annual meeting regarding the election of five directors, each for a term of one year, were as follows:

Name	For	Withheld
Jeffrey I. Badgley	10,002,960	563,510
A. Russell Chandler, III	9,518,619	1,047,851
Paul E. Drack	10,171,596	394,874
William G. Miller	10,315,898	250,572
Richard H. Roberts	10,176,755	389,715

ITEM 6.	EXHIBITS

3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 22, 2002)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007)
31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

*	Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: August 5, 2009