Form 10-K
period 2009-12-31
MILLER INDUSTRIES INC /TN/
filed 2010-03-10
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☐     Yes     ☒     No.

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $96,315,129 (based on 10,944,901 shares held by non-affiliates at $8.80 per share, the last sale price reported on the New York Stock Exchange on June 30, 2009).

At March 8, 2010 there were 11,634,231 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: economic and market conditions; the risks related to the general economic health of our customers; our customer’s access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; the success and timing of existing and additional export and governmental orders; the cyclical nature of our industry; changes in fuel and other transportation costs; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim, the Middle East, South America and Africa, and through prime contractors to governmental entities.  Additionally, as a result of our ownership of Jige in France and Boniface in the United Kingdom, we have substantial distribution capabilities in Europe.  While most of our distributor agreements do not contain exclusivity provisions, management believes that approximately 65% of our independent distributors sell our products on an exclusive basis.  In addition to selling our products to towing operators, our independent distributors provide parts and service.  We also utilize sales representatives to exclusively market our products and provide expertise and sales assistance to our independent distributors.  Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

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

Our wreckers range in capacity from 8 to 75 tons, and are classified as either light duty or heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty.  Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery.  Heavy duty wreckers are used in towing and recovery applications including overturned tractor trailers, buses, motor homes and other large vehicles.

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

Vulcan®.  Our Vulcan product line includes a range of premium light duty and heavy duty wreckers, ranging from 8-ton light duty to 50-ton heavy duty models, and car carriers.  The Vulcan line is sold through its own independent distribution network.

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

Jige™.  Our Jige product line is comprised of a broad line of premium light duty and heavy duty wreckers and car carriers marketed primarily in Europe.  Jige is a market leader best known for its innovative designs of car carriers and light duty wreckers necessary to operate within the narrow confines of European cities, as well as heavy duty wreckers.

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

We manufacture wreckers, car carriers and trailers at seven manufacturing facilities located in the United States, France and the United Kingdom.  The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer.  In addition, during the past several years, we have also begun to produce wrecker bodies using composites and other non-metallic materials.  After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body.  The completed body is either installed by us, or shipped by common carrier to a distributor where it is then installed, on a truck chassis.  Generally, the wrecker or car carrier bodies are painted by us with a primer coat only, so that towing operators can select customized colors to coordinate with chassis colors or fleet colors.  To the extent final painting is required before delivery, we generally contract with independent paint shops for such services.

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

Sales, Distribution and Marketing

Management categorizes the towing and recovery market into three general product types:  light duty wreckers; heavy duty wreckers; and car carriers.  The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, local and national governmental entities and repair shop or salvage company owners.  The heavy duty market includes professional wrecker operators serving the needs of commercial vehicle operators as well as governmental entities.  The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities.  Management estimates that there are approximately 30,000 professional towing operators and 80,000 service station, repair shop and salvage operators comprising the overall towing and recovery market.

We have developed a diverse network of independent distributors, consisting of approximately 120 distributors in North America, who serve all 50 states, Canada and Mexico, and approximately 50 distributors that serve other foreign markets.  In 2009, no single distributor accounted for more than 10% of our sales.  Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

In addition to providing services to our network of independent distributors, our sales force sells our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors.  In 2009, 19.4% of our consolidated net sales were made to the U.S. federal government through prime contractors.

To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors.  To increase exposure to our products, we also serve as the official recovery team for many automobile racing events, including NASCAR races at Daytona, Talladega, Richmond, Chicago, Kansas, California, Michigan, Darlington and the Rolex Daytona 24 Hour Race, among others.

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

Product Warranties and Insurance

We generally offer a 12-month limited manufacturer’s product and service warranty on our wrecker and car carrier products.  Our warranty generally provides for repair or replacement of failed parts or components.  Warranty service is usually performed by us or an authorized distributor.  Management believes that we maintain adequate general liability and product liability insurance.

Backlog

We produce virtually all of our products to order.  Our backlog is based upon customer purchase orders that we believe are firm.  The level of backlog at any particular time, however, is not an appropriate indicator of our future operating performance.  Certain purchase orders are subject to cancellation by the customer upon notification.  Given our production and delivery schedules management believes that the current backlog represents less than three months of production except for follow-on governmental orders which we expect production to continue until the second half of 2010.

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

Employees

We employed approximately 680 people as of December 31, 2009.  None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

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

Our trademarks “Century,” “Holmes,” “Champion,” “Challenger,” “Formula I,” “Pro Star,” “Street Runner,” “Vulcan,” “Right Approach” and “Extreme Angle,” among others, are registered with the United States Patent and Trademark Office.  Management believes that our trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

Name	Age	Position

William G. Miller	63	Chairman of the Board and Co-Chief Executive Officer

Jeffrey I. Badgley	57	President and Co-Chief Executive Officer

Frank Madonia	61	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	59	Executive Vice President, Chief Financial Officer and Treasurer

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

Available Information

Our Internet website address is www.millerind.com.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.  Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website.  Other corporate governance-related documents can be found at our website as well.

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

The towing and recovery industry is cyclical in nature and historically the industry has been affected by changes in consumer confidence and in economic conditions in general.  The current global recession and continued volatility and disruption in domestic and international capital and credit markets have caused significant erosion in consumer confidence.  As a result, the overall demand for our products has been materially and negatively affected, and the level of future sales of our products is uncertain.  A prolonged economic downturn, and slow or negative growth in the domestic and global economy, may continue to have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

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

In recent years, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and while many of these costs moderated in 2009, there can be no assurance that these costs will not continue to be volatile, or again increase, for our customers in the future.  Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials.  Any of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

A significant portion of our net sales and production in 2009 were outside the United States, primarily in Europe.  As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations.  Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro.  We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

The loss of, or a significant reduction in sales to, our largest customer could adversely affect our results of operations.

For 2009, 19.4% of our consolidated net sales were made to the U.S. federal government through prime contractors.  Prior to 2009, no one customer accounted for more than 10% of our consolidated net sales in any fiscal year.  The loss of our U.S. government work, in whole or in part, or the failure to secure follow-on orders from the U.S. government could adversely affect our results of operations. Our U.S. government business is subject to the following risks, among others: (i) this business is susceptible to changes in U.S. government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract.

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

The revolver under our senior credit facility is scheduled to expire on June 17, 2010, and the term loan under such facility is scheduled to mature on June 15, 2010.  We are currently in negotiations regarding a revolving credit facility and expect to have such a revolving facility in place prior to the expiration of the current revolver, but there can be no assurance that we will be able to do so on acceptable terms or at all.

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

William G. Miller, our chairman and Co-Chief Executive Officer, beneficially owns approximately 4.12% of the outstanding shares of our common stock.  Mr. Miller’s adult children, Christopher Charles Miller, Sarah Louise Miller and William G. Miller, II, beneficially own, in total, approximately 7.74% of the outstanding shares of our common stock.  Any of these shareholders could vote their shares in ways with which you do not agree, including in connection with the election of directors or the approval of a business combination involving the Company.  Mr. Miller does not exercise any voting, investment or other authority with respect to, and has no pecuniary interest in, the shares of our common stock that are held by his children, and he expressly disclaims beneficial ownership of such shares.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2008
First Quarter	$14.15	$8.92
Second Quarter	11.93	9.58
Third Quarter	10.21	7.10
Fourth Quarter	7.58	4.25
Year Ended December 31, 2009
First Quarter	$6.71	$4.95
Second Quarter	9.21	6.39
Third Quarter	11.70	7.81
Fourth Quarter	11.60	9.46
Year Ending December 31, 2010
First Quarter (through March 8, 2010)	$12.90	$10.85

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2009 was 552 and 3,000, respectively.

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength, and declared the first such annual cash dividend of $0.10 per share payable to shareholders of record as of March 18, 2010.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by our board of directors.  Covenants under our senior credit facility restrict the payment of cash dividends if a default or event of default under our credit agreement has occurred or would result from the payment of dividends or if we would be in violation of the consolidated fixed charge coverage ratio test in our credit agreement as a result of the payment of dividends, among various other restrictions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchases during the fourth quarter of 2009.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2009.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2004 through December 31, 2009.  The respective returns assume reinvestment of dividends paid.

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Miller Industries, Inc.	100	180	212	121	47	100
NYSE Composite Index	100	107	126	134	79	99
S&P Construction Index	100	115	124	168	69	113

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$237,567	$270,989	$400,032	$409,421	$351,884
Costs and Expenses:
Costs of operations	202,272	237,362	343,885	349,639	301,943
Selling, general, and administrative expenses	24,905	25,940	27,396	27,213	24,260
Interest expense	883	1,241	3,392	3,518	4,012
Other (Income) Expense	(442)	678	(291)	(376)	33
Total costs and expenses	227,618	265,221	374,382	379,994	330,248
Income from continuing operations before income taxes	9,949	5,768	25,650	29,427	21,636
Income tax provision	3,933	2,182	9,319	2,454	2,936
Income from continuing operations	6,016	3,586	16,331	26,973	18,700
Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	–	–	–	126	(114)
Tax benefit of advances to and investment in certain discontinued operations	–	–	–	(18,244)	–
Gain (loss) from discontinued operations	–	–	–	18,370	(114)
Net income	$6,016	$3,586	$16,331	$45,343	$18,586
Basic net income per common share:
Income from continuing operations	$0.52	$0.31	$1.41	$2.37	$1.67
Gain (loss) from discontinued operations	-	–	–	1.62	(0.01)
Basic income	$0.52	$0.31	$1.41	$3.99	$1.66
Diluted net income per common share:
Income from continuing operations	$0.51	$0.31	$1.40	$2.33	$1.63
Gain (loss) from discontinued operations	-	–	–	1.58	(0.01)
Diluted income	$0.51	$0.31	$1.40	$3.91	$1.62
Weighted average shares outstanding:
Basic	11,611	11,594	11,556	11,360	11,226
Diluted	11,902	11,656	11,655	11,596	11,474

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Working capital	$94,247	$79,364	$82,092	$76,266	$50,406
Total assets	172,320	174,281	189,042	197,432	144,570
Long-term obligations, less current portion	185	2,417	4,203	10,537	16,803
Common shareholders’ equity	141,439	131,972	132,488	113,383	64,755

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors.  Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry and the cost of raw materials (including aluminum, steel and petroleum-related products).

Our industry is cyclical in nature and over the course of 2009 the overall demand for our products and our resulting revenues continued to be negatively affected by:

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and with the cooperation of our employees have taken specific steps to reduce our production levels and lower costs in response to these uncertainties.  These steps included reductions in production hours through reduced work weeks and furloughs at all facilities and headcount reductions for certain non-production personnel.  In addition, we have reduced certain administrative expenses.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations.  Aluminum and steel prices were at historically high levels for the first three quarters of 2008, but moderated during the fourth quarter of 2008 and continuing throughout 2009.  In the past, as we have determined necessary, we have implemented price increases to offset these higher costs.  We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts.  We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

During the second half of 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to continue into the second half of 2010.  Through these follow-on governmental orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers during the second half of 2008 and throughout 2009.  We continue to work to fulfill these orders, and to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.  In 2009, 19.4% of our consolidated net sales were made to the U.S. federal government through prime contractors.

In June 2009, we repaid the remaining balance outstanding under the term loan portion of our senior credit facility with Wachovia and there were no borrowings under the revolver portion of such facility at December 31, 2009.  Having no debt outstanding under these facilities represents a significant decrease in our overall indebtedness from prior periods.

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

Revenues

Under our accounting policies, revenues are recorded when the risk of ownership for products has transferred to independent distributors or other customers, which generally occurs on shipment.  From time to time, revenue is recognized under a bill and hold arrangement.  Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains, and a schedule for delivery has been established.  While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers.  Sales of company-purchased truck chassis are included in net sales.  Margins are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

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

	2009	2008	2007
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	85.1%	87.6%	86.0%
Selling, general and administrative	10.5%	9.6%	6.9%
Interest expense	0.4%	0.5%	0.9%
Other (Income) Expense	(0.2)%	0.2%	(0.1)%
Total costs and expenses	95.8%	97.9%	93.7%
Income before income taxes	4.2%	2.1%	6.3%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales were $237.6 million for the year ended December 31, 2009, compared to $271.0 million for the year ended December 31, 2008, a decrease of 12.3%.  This decrease is attributable to decreased demand due to the factors discussed under Executive Overview above.

Costs of operations decreased 14.8% to $202.3 million for the year ended December 31, 2009 from $237.4 million for the year ended December 31, 2008, which was attributable to lower overall production levels, including labor hours worked, in connection with the economic downturn described above.  Overall, costs of operations decreased from 87.6% for the year ended December 31, 2008 to 85.1% for the year ended December 31, 2009 primarily due to product mix as well as lower costs for raw material, including aluminum, steel and other petroleum-related products.

Selling, general and administrative expenses for the year ended December 31, 2009 decreased to $24.9 million from $25.9 million for the year ended December 31, 2008.  The decrease is attributable to cost reduction efforts as well as the impact of lower sales volume.  As a percentage of sales, selling, general and administrative expenses increased to 10.5% for 2009 from 9.6% for 2008 due to the fixed nature of many of these expenses being spread over a lower sales base.

Interest expense decreased to $0.9 million for the year ended December 31, 2009 from $1.2 million for the year ended December 31, 2008.  Decreases in interest expense were primarily due to lower debt levels, decreases in interest on chassis purchases together with interest on distributor floor plan financing.

Other income and expense relates to foreign currency transaction gains and losses.  During 2009, the net gain was $0.4 million compared to a net loss of $0.7 million for 2008.  The change relates to the weakening of the US dollar against most major currencies.

The provision for income taxes for the years ended December 31, 2009 and 2008 reflects a combined federal, state and foreign tax rate of 39.4% and 37.8%, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales were $271.0 million for the year ended December 31, 2008, compared to $400.0 million for the year ended December 31, 2007, a decrease of 32.3%.  This decrease is attributable to lower production levels in response to decreased demand due to deteriorating economic conditions and limited customer access to capital and credit, as well as the absence during the first half of 2008 of significant follow-on orders under certain governmental and military orders through prime contractors that were completed in 2007.

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

Other income and expense relates to foreign currency transaction gains and losses.  During 2008, the net loss was $0.7 million compared to a net gain of $0.3 million for 2007.  The change relates to the strengthening of the US dollar against most major currencies, particularly in the fourth quarter of 2008.

The provision for income taxes for the years ended December 31, 2008 and 2007 reflects a combined federal, state and foreign tax rate of 37.8% and 36.3%, respectively.

Liquidity And Capital Resources

Cash provided by operating activities was $19.7 million for the year ended December 31, 2009, compared to $4.6 million for the year ended December 31, 2008, and $28.6 million for the year ended December 31, 2007.  The cash provided by operating activities for 2009 reflects decreases in accounts receivable and inventory due to lower sales volume offset by decreases in accounts payable.

Cash used in investing activities was $0.5 million for the year ended December 31, 2009, compared to $4.7 million for the year ended December 31, 2008, and $8.1 million for the year ended December 31, 2007.  The cash used in investing activities for 2009 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $3.9 million for the year ended December 31, 2009, compared to $1.7 million for the year ended December 31, 2008, and $6.2 million for the year ended December 31, 2007.  The cash used in financing activities in 2009 was used to repay the term loan under our senior credit facility, mortgage notes payable, and other outstanding long-term debt and capital lease obligations.

Over the past year, we generally have used available cash flow from operations to reduce the outstanding balance on our credit facility, to pay down other long-term debt obligations, and to pay for capital expenditures.

As of December 31, 2009, we had cash and cash equivalents of $36.2 million, exclusive of unused availability under our senior credit facility.  Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our senior credit facility.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2009, with borrowings under our senior credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2010 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

The revolver under our senior credit facility is scheduled to expire on June 17, 2010, and the term loan under such facility is scheduled to mature on June 15, 2010.  We are currently in negotiations regarding a revolving credit facility and expect to have such a revolving facility in place prior to the expiration of the current revolver, but there can be no assurance that we will be able to do so on acceptable terms or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009.

	Payment Due By Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment Notes Payable (Capital Lease Obligations)	$241	$185	$56	$–	$–
Operating Lease Obligations	1,396	588	581	166	61
Purchase Obligations (2)	17,953	17,953	–	–	–
Total	$19,590	$18,726	$637	$166	$61

(1)	Amounts do not include potential contingent obligations of $11.3 million under repurchase commitments with third-party lenders in the event of customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facilities and Other Obligations

Senior Credit Facility

We are party to a Credit Agreement with Wachovia Bank National Association for a $27.0 million senior secured credit facility.  The senior credit facility, as amended, consists of a $20.0 million revolving credit facility, and a $7.0 million term loan.  The senior credit facility is secured by substantially all of our assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the senior credit facility restrict the payment of cash dividends if a default or event of default under the Credit Agreement has occurred or would result from the payment of dividends or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Credit Agreement as a result of the payment of dividends, among various other restrictions.

In the absence of default, all borrowings under the revolver and term loan bear interest at the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement).  The revolver is scheduled to expire on June 17, 2010, and the term loan is scheduled to mature on June 15, 2010.

At December 31, 2009 and 2008, we had no outstanding borrowings under the revolving credit facility.  In June 2009, we repaid the remaining outstanding balance under the term loan.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our senior credit facility because the outstanding amounts of indebtedness under our senior credit facility are subject to variable interest rates.  Under our senior credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 0.98% at December 31, 2009).  Because there were no amounts outstanding under our senior credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2009.

Outstanding Borrowings

Outstanding borrowings under the senior credit facility as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Revolving Credit Facility	$–	$–
Term Loan	–	2,100
Total Outstanding Borrowings	$–	$2,100

Other Long-Term Obligations

We had approximately $0.2 million of equipment notes payable and other long-term obligations at December 31, 2009.  In February 2009, approximately $1.7 million of mortgage notes payable was repaid and the related obligation was terminated.  We also had approximately $1.4 million in non-cancellable operating lease obligations at December 31, 2009.

Recent Accounting Pronouncements

Recently Adopted Standards

In December 2007, the FASB issue d authoritative guidance under Accounting Standard Codification (ASC) 805. which requires the acquisition method of accounting to be applied for all business combinations.  The guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact of the Company’s adoption of the guidance under ASC 805 as of January 1, 2009 was not material; but will impact any future business combinations of the Company.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our senior credit facility because the outstanding amounts of indebtedness under our senior credit facility are subject to variable interest rates.  Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 0.98% at December 31, 2009).  Because there were no amounts outstanding under our senior credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2009.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At December 31, 2009, we recognized $2.9 million increase in our foreign currency translation adjustment account compared with December 31, 2008 because of the weakening of the U.S. dollar against certain foreign currencies.  During the year ended December 31, 2009 and 2008, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of approximately $0.4 million and loss of approximately $0.7 million, respectively.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on our assessment under those criteria, we concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which appears herein.

March 10, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited Miller Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 10, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 10, 2010

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

At a meeting held on March 8, 2010, in accordance with our bylaws, our board of directors increased the number of board members from five to six, effective as of the first business day of our second quarter 2010 which is April 1, 2010.  At the same meeting, our board of directors elected Theodore H. Ashford III to fill the newly created vacancy, effective as of the first business day of our second quarter 2010.  At this time, Mr. Ashford has not been appointed to any committees of the board of directors.

There is no arrangement or understanding between Mr. Ashford and any other persons pursuant to which Mr. Ashford was selected as a director.  On April 1, 2010, Mr. Ashford will receive compensation comprised of (1) a cash payment of $18,750 and (2) an award under our Non-Employee Director Stock Plan, to be paid in fully-vested shares of common stock, equal to $18,750 divided by the closing price of our common stock on April 1, 2010, which is equal to the pro rata portion of the annual compensation received by each of our other non-employee directors.  Mr. Ashford’s compensation for his services as a director will be otherwise consistent with that of our other non-employee directors, as described in our proxy statement, filed with the Securities and Exchange Commission on April 15, 2009, under the caption “Compensation of Executive Officers and Directors—Non-Employee Director Compensation for 2008.”

In addition, when Mr. Ashford’s term as a director is effective, he will enter into an indemnification agreement in the same form as the agreement between us and each of the present members of the board of directors (the form of agreement having been filed as an exhibit to our Form 10-Q, filed with the Securities and Exchange Commission on September 14, 1998).

There are no other transactions to which we are or are proposed to be a party and in which Mr. Ashford has a material interest.

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

3.           Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	–	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	–	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	–	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	–	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement dated June 8, 1998 by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, and J. Vincent Mish	–	Form 10-Q	September 14, 1998	10

	Richard H. Roberts **

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	–	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	–	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	–	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.6

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.7

10.18	Non-Employee Director Stock Plan**	–	Schedule 14A	January 23, 2004	Annex A

10.19	Miller Industries, Inc. 2005 Equity Incentive Plan**	–	Schedule 14A	May 2, 2005	Annex B

10.20	Credit Agreement, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	–	Form 8-K	June 17, 2005	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.21	Term Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	–	Form 8-K	June 17, 2005	10.2

10.22	Revolving Note, dated June 17, 2005, among Wachovia Bank, NA and the Registrant	–	Form 8-K	June 17, 2005	10.3

10.23	Intercreditor Agreement, dated June 17, 2005, among Wachovia Bank, NA, and William G. Miller	–	Form 8-K	June 17, 2005	10.4

10.24	Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	–	Form 8-K	June 17, 2005	10.5

10.25	Subsidiary Security Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the subsidiaries of the Registrant named therein	–	Form 8-K	June 17, 2005	10.6

10.26	Pledge Agreement, dated June 17, 2005, among Wachovia Bank, NA, and the Registrant	–	Form 8-K	June 17, 2005	10.7

10.27	Amendment No. 5 to Amended and Restated Credit Agreement, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	–	Form 8-K	June 17, 2005	10.8

10.28	Promissory Note, dated June 17, 2005, among the Registrant, Miller Industries Towing Equipment, Inc. and William G. Miller	–	Form 8-K	June 17, 2005	10.9

10.29	First Amendment to Credit Agreement, dated July 11, 2007, among Wachovia Bank, NA and Registrant	–	Form 8-K	July 16, 2007	10.1

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

*          Filed herewith.

**        Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

(c)	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 10, 2010

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

(In thousands, except share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$36,160	$19,445
Accounts receivable, net of allowance for doubtful accounts of $2,090 and $1,881, at December 31, 2009 and 2008, respectively	44,673	52,424
Inventories	36,061	43,107
Prepaid expenses and other	2,296	1,840
Current deferred income taxes	5,882	2,440
Total current assets	125,072	119,256
PROPERTY, PLANT, AND EQUIPMENT, net	32,203	34,757
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	3,365	8,542
OTHER ASSETS	61	107
	$172,320	$174,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$185	$1,849
Accounts payable	19,139	26,710
Accrued liabilities and other	11,501	11,333
Total current liabilities	30,825	39,892

LONG-TERM OBLIGATIONS, less current portion	56	2,417
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,627,315 and 11,593,798, outstanding at December 31, 2009 and 2008, respectively	116	116
Additional paid-in capital	161,512	160,919
Accumulated deficit	(22,606)	(28,622)
Accumulated other comprehensive income (loss)	2,417	(441)
Total shareholders’ equity	141,439	131,972
	$172,320	$174,281

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

	2009	2008	2007

NET SALES	$237,567	$270,989	$400,032

COSTS AND EXPENSES
Costs of operations	202,272	237,362	343,885
Selling, general, and administrative expenses	24,905	25,940	27,396
Interest expense, net	883	1,241	3,392
Other (Income) Expense	(442)	678	(291)

Total costs and expenses	227,618	265,221	374,382

INCOME BEFORE INCOME TAXES	9,949	5,768	25,650
INCOME TAX PROVISION	3,933	2,182	9,319

NET INCOME	$6,016	$3,586	$16,331

BASIC INCOME PER COMMON SHARE	$0.52	$0.31	$1.41

DILUTED INCOME PER COMMON SHARE	$0.51	$0.31	$1.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,611	11,594	11,556
Diluted	11,902	11,656	11,655

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2006	$115	$159,702	$(48,539)	$2,105	$113,383
Components of comprehensive income:
Net income	–	–	16,331	–	16,331
Foreign currency translation adjustments	–	–	–	1,775	1,775
Total comprehensive income	–	–	16,331	1,775	18,106
Issuance of common stock to non-employee directors (3,150)	–	75	–	–	75
Exercise of stock options (75,065)	1	615	–	–	616
Stock-based compensation expense	–	308	–	–	308
BALANCE, December 31, 2007	116	160,700	(32,208)	3,880	132,488
Components of comprehensive income:
Net income	–	–	3,586	–	3,586
Foreign currency translation adjustments	–	–	–	(4,321)	(4,321)
Total comprehensive income (loss)	–	–	3,586	(4,321)	(735)
Issuance of common stock to non-employee directors (5,409)	–	75	–	–	75
Exercise of stock options (210)	–	1	–	–	1
Stock-based compensation expense	–	143	–	–	143
BALANCE, December 31, 2008	116	160,919	(28,622)	(441)	131,972
Components of comprehensive income:
Net income	–	–	6,016	–	6,016
Foreign currency translation adjustments	–	–	–	2,858	2,858
Total comprehensive income	–	–	6,016	2,858	8,874
Issuance of common stock to non-employee directors (14,562)	–	75	–	–	75
Exercise of stock options (18,955)	–	119	–	–	119
Stock-based compensation expense	–	399	–	–	399
BALANCE, December 31, 2009	$116	$161,512	$(22,606)	$2,417	$141,439

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$6,016	$3,586	$16,331
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,475	3,440	3,134
Deferred tax provision	1,735	672	7,716
Amortization of deferred financing costs	39	76	123
Provision for doubtful accounts	714	634	312
Stock-based compensation	399	143	308
Issuance of non-employee director shares	75	75	75
(Gain) Loss on disposals of equipment	70	–	(109)
Changes in operating assets and liabilities:
Accounts receivable	7,629	11,588	17,305
Inventories	9,239	(6,827)	5,156
Prepaid expenses and other	(379)	(114)	389
Accounts payable	(8,882)	(10,776)	(19,673)
Accrued liabilities and other	(411)	2,113	(2,497)
Net cash flows from operating activities	19,719	4,610	28,570
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(755)	(4,850)	(8,718)
Proceeds from sale of equipment	1	2	148
Payments received on notes receivables	212	180	482
Net cash flows from investing activities	(542)	(4,668)	(8,088)
FINANCING ACTIVITIES:
Payments under junior credit facility	–	–	(5,000)
Payments on long-term obligations	(4,094)	(1,859)	(1,803)
Borrowings under long-term obligations	46	138	–
Additions to deferred financing costs	–	(2)	(42)
Proceeds from exercise of stock options	119	1	616
Net cash flows from financing activities	(3,929)	(1,722)	(6,229)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,467	(2,057)	825
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	16,715	(3,837)	15,078
CASH AND TEMPORARY INVESTMENTS, beginning of year	19,445	23,282	8,204
CASH AND TEMPORARY INVESTMENTS, end of year	$36,160	$19,445	$23,282
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,191	$1,863	$4,117
Cash payments for income taxes, net of refunds	$2,755	$475	$2,158
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$–	$–	$549

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Chassis	$7,183	$6,493
Raw materials	14,114	18,764
Work in process	6,190	11,526
Finished goods	8,574	6,324
	$36,061	$43,107

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

Property, plant and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Land and improvements	$4,796	$4,739
Buildings and improvements	29,994	29,591
Machinery and equipment	22,983	22,424
Furniture and fixtures	7,196	6,766
Software costs	7,118	6,935
	72,087	70,455
Less accumulated depreciation	(39,884)	(35,698)
	$32,203	$34,757

The Company recognized $3,475,000, $3,440,000 and $3,134,000, in depreciation expense in 2009, 2008 and 2007, respectively.  In 2008, $75,000 of interest costs were capitalized for construction period interest.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 291,000, 29,000 and 99,000 potential dilutive common shares in 2009, 2008 and 2007, respectively.  Options to purchase approximately  6,000 and 76,000 shares of common stock were outstanding during 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For 2009, none of the outstanding stock options would have been anti-dilutive.

Goodwill and Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547,000 at December 31, 2009 and 2008.  At December 31, 2009 and 2008, all intangible assets subject to amortization were fully amortized.  As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2009 and 2008 was $364,000 and $397,000, respectively.  Amortization expense in 2009, 2008 and 2007, was $39,000, $76,000 and $123,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.  Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Accrued wages, commissions, bonuses and benefits	$4,497	$3,975
Accrued products warranty	1,995	878
Accrued income taxes	1,202	1,197
Other	3,807	5,283
	$11,501	$11,333

Income Taxes

The Company recognizes as deferred income tax assets and liabilities the future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance.  If unrecognized tax positions exist, interest and penalties related to unrecognized tax positions are recorded as income tax expense in the consolidated statements of income.

Stock-Based Compensation

Stock compensation expense was $399,000 for 2009, $143,000 for 2008 and $308,000 for 2007.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004:  expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years.  Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which was amortized as compensation expense over the vesting period of the options.  No options were granted during 2009 or 2007.  The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years.  Using these assumptions, the fair value of options granted in 2008 was $1,596,000, which is being amortized as compensation expense over the vesting period.

At December 31, 2009, the Company had $1,130,000 of unrecognized compensation expense related to stock options, with $399,000 to be expensed in 2010, and 2011 and the remainder of $332,000 to be expensed in 2012.  The Company issued approximately 19,000 and 200 shares of common stock during 2009 and 2008, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  Warranty expense in 2009, 2008 and 2007, was $2,295,000, $1,995,000 and $1,881,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2009 and 2008 (in thousands):

	2009	2008

Accrual at beginning of the year	$878	$864
Provision	2,295	1,995
Settlement and Other	(1,178)	(1,981)
Accrual at end of year	$1,995	$878

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

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Outstanding borrowings under Senior Credit Facility	$–	$2,100
Mortgage notes payable	–	1,665
Equipment notes and capital leases payable, weighted average interest rate of 6.2%, payable in monthly installments, maturing 2010 to 2011	241	501
	241	4,266
Less current portion	(185)	(1,849)
	$56	$2,417

Certain equipment and manufacturing facilities are pledged as collateral under the mortgage and equipment notes payable.

In February 2009, approximately $1.7 million mortgage notes payable was repaid and the related obligation was terminated.

Credit Facilities

Senior Credit Facility.  The Company is a party to a Credit Agreement (the “Senior Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Senior Credit Facility”).  The Senior Credit Facility, as amended, consists of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”).  The Senior Credit Facility is secured by substantially all of the Company’s assets, and contains customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the Senior Credit Facility restrict the payment of cash dividends if a default or event of default under the Senior Credit Agreement has occurred or would result from the payment of dividends, or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Senior Credit Agreement as a result of the payment of dividends, among various other restrictions.

In the absence of a default, all borrowings under the Revolver and Term Loan bear interest at the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that is subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Senior Credit Agreement).  The Revolver is scheduled to expire on June 17, 2010, and the Term Loan is scheduled to mature on June 15, 2010.  The Company is currently in negotiations regarding a revolving credit facility and expect to have such a revolving facility in place prior to the expiration of the Revolver, but there can be no assurance that the Company will be able to do so on acceptable terms or at all.

At December 31, 2009 and 2008, the Company had no outstanding borrowings under the Revolver.  In June 2009, the Company repaid the remaining outstanding balance under the Term Loan.

Interest Rate Sensitivity.  Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates.  Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 0.98% at December 31, 2009).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2009.

Future maturities of long-term obligations (including capital lease obligations) at December 31, 2009 are as follows (in thousands):

2010	$185
2011	49
2012	7
$241

4.	RELATED PARTY TRANSACTIONS

Termination of Junior Credit Facility

William G. Miller was the sole lender under the Company’s former junior credit facility (the “Junior Credit Facility”).  The Company paid Mr. Miller approximately $228,000 in interest expense on the Junior Credit Facility for 2007.  In May 2007, the Company repaid the remaining $5.0 million of subordinated debt under the Junior Credit Facility.  With such payment, all loans from Mr. Miller to the Company were paid in full.  This payment was approved by the Audit Committee of the Company’s Board of Directors and by the full Board of Directors with Mr. Miller abstaining due to his personal interest in the transaction.  In July 2007, the Junior Credit Facility was terminated.

5.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2009, 2008 and 2007 were approximately 0.6 million, 0.6 million and 1.2 million, respectively.

A summary of the activity of stock options for the years ended December 31, 2009, 2008 and 2007, is presented below (shares in thousands):

	2009		2008		2007
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	930	$5.87	205	$15.24	304	$17.39
Granted	–	-	801	5.49	–	–
Exercised	(19)	6.23	–	–	(75)	8.21
Forfeited and cancelled	(6)	10.79	(76)	27.05	(24)	64.74
Outstanding at End of Period	905	$5.83	930	$5.87	205	$15.24
Options exercisable at year end	304	$6.50	129	$8.25	123	$19.90
Weighted average fair value of options granted		$–		$1.99		$–

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2009 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	–	$3.37	4	$3.05	1.9	4	$3.05
5.49	–	8.24	788	5.49	8.8	187	5.49
8.31	–	10.94	113	8.31	9.2	113	8.31
Total			905	$5.83	8.2	304	$6.50

6.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment and trucks. Rental expense under these leases was $1,331,000, $1,402,000 and $1,687,000 in 2009, 2008 and 2007, respectively.

At December 31, 2009 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

2010	$588
2011	373
2012	208
2013	83
2014	83
Thereafter	61
$1,396

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral the Company could be required to purchase was approximately $11.3 million and $21.7 million at December 31, 2009 and 2008, respectively.  No repurchases of products were required during 2009 or 2008.

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

The provision for income taxes on income consisted of the following in 2009, 2008 and 2007, (in thousands):

	2009	2008	2007
Current:
Federal	$–	$–	$–
State	235	49	501
Foreign	1,963	1,461	1,102
	2,198	1,510	1,603
Deferred:
Federal	1,444	700	7,572
State	302	–	–
Foreign	(11)	(28)	144
	1,735	672	7,716
	$3,933	$2,182	$9,319

The principal differences between the federal statutory tax rate and the income tax expense in 2009, 2008 and 2007:

	2009	2008	2007

Federal statutory tax rate	34.3%	35.0%	34.0%
State taxes, net of federal tax benefit	3.2%	1.4%	1.4%
Excess of foreign tax over US tax on foreign income	0.5%	2.5%	0.4%
Other	1.5%	(1.1)%	0.5%
Effective tax rate	39.5%	37.8%	36.3%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Deferred tax assets:
Allowance for doubtful accounts	$147	$207
Accruals and reserves	2,130	1,831
Net operating loss carryforward	7,130	9,057
Deductible goodwill and impairment charges	64	58
Other	985	622
Total deferred tax assets	10,456	11,775
Deferred tax liabilities:
Property, plant, and equipment	1,209	793
Total deferred tax liabilities	1,209	793
Net deferred tax asset	$9,247	$10,982

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $20.0 million which will expire between 2019 and 2026.  The federal net operating loss carryforwards are comprised primarily of losses from advances to and investments in certain discontinued operations resulting from the RoadOne liquidation.  In addition, the Company had an AMT credit carryforward of approximately $0.9 million, that may be carried forward indefinitely.

As of December 31, 2009, the Company has state net operating loss carryforwards of approximately $4.8 million.

At December 31, 2009 and 2008, the Company had no unrecognized tax positions.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

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

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations.  For 2007, 2008 and 2009, the Company matched 50% of the first 5% of participant contributions.  Matching contributions vest over the first five years of employment.  Company contributions to the plan were $314,000, $430,000 and $535,000 in 2009, 2008 and 2007, respectively.

10.           GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers) (in thousands):

	2009		2008		2007

	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$180,722	$40,896	$191,355	$43,472	$319,195	$42,430
Foreign	56,845	2,926	79,634	2,904	80,837	2,996
	$237,567	$43,822	$270,989	$46,376	$400,032	$45,426

The Company’s largest customer accounted for 19.4% of consolidated sales for 2009.  At December 31, 2009 and 2008, the Company’s largest customer represented 16.5% and 11.5%, respectively, of accounts receivable.  No single customer accounted for 10% or more of consolidated net sales in 2008 or 2007.

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share

2009
First Quarter	$58,756	$1,965	$913	$0.08	$0.08
Second Quarter	54,255	2,248	1,386	0.12	0.12
Third Quarter	57,547	2,898	1,700	0.15	0.14
Fourth Quarter	67,009	3,279	2,017	0.17	0.17
Total	$237,567	$10,390	$6,016	$0.52	$0.51

2008
First Quarter	$67,621	$1,953	$927	$0.08	$0.08
Second Quarter	74,715	1,924	1,046	0.09	0.09
Third Quarter	66,735	1,760	917	0.08	0.08
Fourth Quarter	61,918	2,050	696	0.06	0.06
Total	$270,989	$7,687	$3,586	$0.31	$0.31

12.           SUBSEQUENT EVENT

On March 8, 2010, the Company’s board of directors adopted a dividend policy to consider and pay annual cash dividends subject to the Company’s ability to satisfy all applicable statutory and regulatory requirements and the Company’s continued financial strength, and declared the first such annual cash dividend of $0.10 per share.  The dividend is payable March 25, 2010 to shareholders of record as of March 18, 2010.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period
	(In Thousands)

Year ended December 31, 2007
Deduction from asset accounts:
Allowance for doubtful accounts	$2,488	312	(1,160)	$1,640

Year ended December 31, 2008
Deduction from asset accounts:
Allowance for doubtful accounts	$1,640	634	(393)	$1,881

Year ended December 31, 2009
Deduction from asset accounts:
Allowance for doubtful accounts	$1,881	714	(505)	$2,090

	Balance at Beginning of Period	Charged to Expense	Claims and Other	Balance at End of Period
	(In Thousands)

Year ended December 31, 2007
Product Warranty Reserve:	$839	1,881	(1,856)	$864

Year ended December 31, 2008
Product Warranty Reserve:	$864	1,995	(1,981)	$878

Year ended December 31, 2009
Product Warranty Reserve:	$878	2,295	(1,178)	$1,995

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 10th day of March, 2010.

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