Form 10-Q
period 2010-03-31
MILLER INDUSTRIES INC /TN/
filed 2010-05-04
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2010 was 11,650,525.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such words, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  These forward-looking statements are subject to a number of risks and uncertainties, including, economic and market conditions; the risks related to the general economic health of our customers; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; the success and timing of existing and additional export and governmental orders; the cyclical nature of our industry; changes in fuel and other transportation costs; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2009, which discussion is incorporated herein by this reference.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$38,477	$36,160
Accounts receivable, net of allowance for doubtful accounts of $2,089 and $2,090 at March 31, 2010 and December 31, 2009, respectively	52,318	44,673
Inventories	33,691	36,061
Prepaid expenses and other	2,254	2,296
Current deferred income taxes	5,890	5,882
Total current assets	132,630	125,072
PROPERTY, PLANT, AND EQUIPMENT, net	31,509	32,203
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	2,411	3,365
OTHER ASSETS	5	61
	$178,174	$172,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$129	$185
Accounts payable	27,127	19,139
Accrued liabilities and other	10,450	11,501
Total current liabilities	37,706	30,825
LONG-TERM OBLIGATIONS, less current portion	32	56
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $.01 par value; 100,000,000 shares authorized, 11,636,231 and 11,627,315 outstanding at March 31, 2010 and December 31, 2009, respectively	116	116
Additional paid-in capital	161,701	161,512
Accumulated deficit	(21,761)	(22,606)
Accumulated other comprehensive income	380	2,417
Total shareholders’ equity	140,436	141,439
	$178,174	$172,320

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2010	2009
NET SALES	$72,295	$58,756
COSTS AND EXPENSES:
Costs of operations	62,467	50,353
Selling, general and administrative expenses	6,477	6,438
Interest expense, net	110	325
Other expense	42	55
Total costs and expenses	69,096	57,171
INCOME BEFORE INCOME TAXES	3,199	1,585
INCOME TAX PROVISION	1,191	672
NET INCOME	$2,008	$913
BASIC INCOME PER COMMON SHARE	$0.17	$0.08
DILUTED INCOME PER COMMON SHARE	$0.17	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,635	11,608
Diluted	12,092	11,644

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,008	$913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	830	888
Amortization of deferred financing costs	5	23
Provision for doubtful accounts	45	295
Loss on disposal of equipment	–	17
Stock-based compensation	100	100
Issuance of non-employee director shares	75	75
Deferred income tax provision	938	127
Changes in operating assets and liabilities:
Accounts receivable	(8,111)	11,447
Inventories	1,267	(1,665)
Prepaid expenses and other	14	(1,605)
Accounts payable	8,421	(8,007)
Accrued liabilities and other	(759)	1,670
Net cash flows from operating activities	4,833	4,278
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(308)	(222)
Proceeds from sale of property, plant and equipment	22	1
Payments received on notes receivable	99	20
Net cash flows from investing activities	(187)	(201)
FINANCING ACTIVITIES:
Payments on long-term obligations	(70)	(2,090)
Payments of cash dividends	(1,163)	–
Proceeds from stock option exercises	14	–
Net cash flows from financing activities	(1,219)	(2,090)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,110)	(18)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	2,317	1,969
CASH AND TEMPORARY INVESTMENTS, beginning of period	36,160	19,445
CASH AND TEMPORARY INVESTMENTS, end of period	$38,477	$21,414
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$244	$392
Cash payments for income taxes, net of refunds	$899	$279

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.  Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates.  Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity.  The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding.  Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 457,000 and 36,000 potential dilutive common shares for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, none of the outstanding stock options would have been anti-dilutive.  Options to purchase approximately 127,000 shares of common stock were outstanding during the three months ended March 31 2009, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Chassis	$5,848	$7,183
Raw materials	13,923	14,114
Work in process	6,187	6,190
Finished goods	7,733	8,574
	$33,691	$36,061

4.	GOODWILL AND LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Outstanding borrowings under Previous Credit Facility	$–	$–
Equipment and other notes payable	161	241
	161	241
Less current portion	(129)	(185)
	$32	$56

Certain equipment is pledged as collateral under the Company’s equipment notes payable.

Future maturities of long-term obligations at March 31, 2010 (which consist solely of equipment and other notes payable) are as follows (in thousands):

2011	$129
2012	32
$161

Credit Facility and Other Obligations

Current Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement (the “Current Loan Agreement”) with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility (the “Current Credit Facility”).  The Current Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the Current Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the Current Loan Agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Current Credit Facility bear interest at the LIBOR Rate plus a margin of 1.75% per annum.  The Company will pay a non-usage fee under the Current Loan Agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Current Credit Facility, which fee shall be paid quarterly.  The Current Credit Facility is scheduled to expire on March 31, 2012.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the Current Credit Facility, the Company terminated its Credit Agreement (the “Previous Credit Agreement”) with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility (the “Previous Credit Facility”).  The Previous Credit Facility, as amended, consisted of a $20.0 million revolving credit facility (the “Revolver”), and a $7.0 million term loan (the “Term Loan”).  The Previous Credit Facility was secured by substantially all of the Company’s assets, and contained customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the Previous Credit Facility restricted the payment of cash dividends if a default or event of default under the Previous Credit Agreement had occurred or would result from the dividends, or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Previous Credit Agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Revolver and Term Loan bore interest at the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that was subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the Previous Credit Agreement).  The Revolver was scheduled to expire on June 17, 2010, and the Term Loan was scheduled to mature on June 15, 2010.

At March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Revolver or the Term Loan.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Previous Credit Facility because outstanding amounts of indebtedness under the Previous Credit Facility are subject to variable interest rates.  Under the Previous Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.0% at March 31, 2010).  Because there were no amounts outstanding under the Previous Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2010.

6.	STOCK-BASED COMPENSATION

Stock compensation expense for the three months ended March 31, 2010 and 2009 was $100,000, for both periods, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The Company did not issue any stock options during the three months ended March 31, 2010.  As of March 31, 2010, the Company had $1,030,000 of unrecognized compensation expense related to stock options with $299,000 to be expensed during the remainder of 2010, $399,000 to be expensed in 2011, and $332,000 to be expensed in 2012.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The maximum amount of collateral that the Company could be required to purchase was approximately $11.8 million at March 31, 2010, and $11.3 million at December 31, 2009.  However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction.  The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At March 31, 2010, the Company had commitments of approximately $1.7 million for construction and acquisition of property, plant and equipment.

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

At March 31, 2010 and December 31, 2009, the Company had no unrecognized income tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2006 through 2008 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2006.

9.	SHAREHOLDERS EQUITY

Comprehensive Income

The Company had a comprehensive loss of $28,000 and a comprehensive income of $492,000 for the three months ended March 31, 2010 and 2009, respectively.  Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

Dividends

On March 8, 2010, the Company’s board of directors adopted a dividend policy to consider and pay annual cash dividends subject to the Company’s ability to satisfy all applicable and statutory requirements and the Company’s continued financial strength, and declared the first such annual cash dividend of $.10 per share of common stock.  The dividend of $1,163,000 was paid on March 25, 2010 to shareholders of record as of March 18, 2010.

10.	GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net Sales:
North America	$59,994	$43,800
Foreign	12,301	14,956
	$72,295	$58,756

	March 31, 2010	December 31, 2009
Long Lived Assets:
North America	$40,427	$40,896
Foreign	2,701	2,926
	$43,128	$43,822

The Company’s largest customer accounted for 17.9% and 17.8% of consolidated net sales for the three months ended March 31, 2010 and 2009, respectively.  The Company’s largest customer represented 17.3% and 16.5% of accounts receivable as of March 31, 2010 and December 31, 2009, respectively.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB  issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events.  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance.  This update had no impact on the Company’s financial position, results of operations or cash flows.  The Company evaluated subsequent events through the date the financial statements were issued.

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

Our industry is cyclical in nature and over the course of 2009 and 2010 the overall demand for our products and our resulting revenues continued to be negatively affected by:

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

We remain concerned about the continuing effects of the economic downturn on the towing and recovery industry and with the cooperation of our employees have continued in place specific steps implemented in 2009 to reduce our production levels and lower our costs in response to these uncertainties.  These steps included reductions in production hours through reduced work weeks and furloughs at all facilities and headcount reductions for certain non-production personnel.  In addition, we have reduced certain administrative expenses.  We will continue to monitor our overall cost structure to ensure that it remains in line with business conditions.

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

During the second half 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to continue into the second half of 2010.  Through these follow-on orders, along with continued performance in the government and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008 and continued through the first quarter 2010.  We continue to work to fulfill these orders, and to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.  For the three months ended March 31, 2010, 17.9% of our consolidated sales were made to the U.S. federal government through prime contractors.

There were no borrowings under the revolver or term loan portions of our previous credit facility at March 31, 2010.  This level of debt represents a significant decrease in our overall indebtedness from prior periods.

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Differences between the effective tax rate and the expected tax rate are due to changes in deferred tax assets.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our consolidated statement of income.

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

Results of Operations–Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales for the three months ended March 31, 2010 increased 23.0% to $72.3 million from $58.8 million for the comparable period in 2009  This increase is attributable to increased demand for our domestic products particularly for completed recovery vehicles containing company-purchased chassis.

Costs of operations for the three months ended March 31, 2010 increased 24.1% to $62.5 million from $50.4 million for the comparable period in 2009, which was attributable to the increase in domestic sales described above. Overall, costs of operations increased as a percentage of sales from 85.7% to 86.4% primarily due to product mix.

Selling, general, and administrative expenses for the three months ended March 31, 2010 increased slightly to $6.5 million from $6.4 million for the three months ended March 31, 2009.  As a percentage of sales, selling, general, and administrative expenses decreased to 9.0% for the three months ended March 31, 2010 from 10.9% for the three months ended March 31, 2009 due to the fixed nature of certain of these expenses.

Total interest expense decreased to $0.1 million for the three months ended March 31, 2010 from $0.3 million for the comparable year-ago period.  Decreases in interest expense were primarily due to lower debt levels, decreases in interest on chassis purchases together with interest on distributor floor plan financing.

Other income and expense relate to foreign currency transaction gains and losses.  During the three months ended March 31, 2010, the loss was $42,000 compared to $55,000 for the prior year period.

The provision for income taxes for the three months ended March 31, 2010 and 2009 reflects a combined effective U.S. federal, state and foreign tax rate of 37.2% and 42.4%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $4.8 million for the three months ended March 31, 2010, compared to $4.3 million for the comparable period in 2009.  The cash provided by operating activities for the three months ended March 31, 2010 reflects the profitability generated in the quarter and the utilization of deferred tax assets.  Increases in accounts receivable were offset by increases in accounts payable.

Cash used in investing activities was $0.2 million for the three months ended March 31, 2010 and 2009.  The cash used in investing activities was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1.2 million for the three months ended March 31, 2010, compared to $2.1 million for the comparable period in 2009.  The cash used in financing activities was used to pay cash dividends as well as repay equipment and other notes payable.

As of March 31, 2010, we had cash and cash equivalents of $38.5 million, exclusive of unused availability under our previous credit facility.  Our previous credit facility was subsequently replaced by our current credit facility on April 6, 2010.  Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our current credit facility.  At March 31, 2010, the Company had commitments of approximately $1.7 million for construction and acquisition of property and equipment.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2010, with borrowings under our current credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2010 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

Credit Facilities and Other Obligations

Current Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility.  The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus a margin of 1.75% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.  The current credit facility is scheduled to expire on March 31, 2012.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the current credit facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.  The previous credit facility, as amended, consisted of a $20.0 million revolving credit facility, and a $7.0 million term loan.  The previous credit facility was secured by substantially all of the Company’s assets, and contained customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the previous credit facility restricted the payment of cash dividends if a default or event of default under the previous credit agreement had occurred or would result from the dividends, or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the previous credit agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the revolver and term loan bore interest at the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum that was subject to adjustment from time to time based upon the Consolidated Leverage Ratio (as defined in the previous credit agreement).  The revolver was scheduled to expire on June 17, 2010, and the term loan was scheduled to mature on June 15, 2010.

At March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the revolver.  In June 2009, the Company repaid all outstanding obligations under the term loan.

Other Long-Term Obligations

At March 31, 2010 we had approximately $0.2 million of equipment notes payable and other long-term obligations.  We also had approximately $1.2 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our previous credit facility because the outstanding amounts of indebtedness under our previous credit facility were subject to variable interest rates.  Under our previous credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus a margin of between 0.75% to 1.50% per annum (for a rate of interest of 1.0% at March 31, 2010).  Because there were no amounts outstanding under the previous credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2010.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At March 31, 2010, we recognized a $2.0 million decrease in our foreign currency translation adjustment account compared with December 31, 2009 because of strengthening of the U.S. dollar against certain foreign currencies.  During the three months ended March 31, 2010 and 2009, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $42,000 and $55,000, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 5.	EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*
31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*
______________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date:  May 4, 2010