Form 10-Q
period 2010-09-30
MILLER INDUSTRIES INC /TN/
filed 2010-11-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

        The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 2, 2010 was 11,694,525.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$42,962	$36,160
Accounts receivable, net of allowance for doubtful accounts of $1,864 and $2,090 at September 30, 2010 and December 31, 2009, respectively	61,665	44,673
Inventories	29,757	36,061
Prepaid expenses and other	2,784	2,296
Current deferred income taxes	4,815	5,882
Total current assets	141,983	125,072
PROPERTY, PLANT, AND EQUIPMENT, net	33,897	32,203
GOODWILL	11,619	11,619
DEFERRED INCOME TAXES	—	3,365
OTHER ASSETS	294	61
	$187,793	$172,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$58	$185
Accounts payable	28,268	19,139
Accrued liabilities and other	13,233	11,501
Total current liabilities	41,559	30,825
LONG-TERM OBLIGATIONS, less current portion	9	56
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,694,525 and 11,627,315 outstanding at September 30, 2010 and December 31, 2009, respectively	117	116
Additional paid-in capital	162,266	161,512
Accumulated deficit	(15,680)	(22,606)
Accumulated other comprehensive income	(478)	2,417
Total shareholders’ equity	146,225	141,439
	$187,793	$172,320

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET SALES	$73,664	$57,547	$227,215	$170,558
COSTS AND EXPENSES:
Costs of operations	62,253	48,695	193,953	145,238
Selling, general and administrative expenses	6,499	5,954	19,653	18,209
Interest expense, net	60	234	246	794
Other expense (income)	37	(83)	127	(367)
Total costs and expenses	68,849	54,800	213,979	163,874
INCOME BEFORE INCOME TAXES	4,815	2,747	13,236	6,684
INCOME TAX PROVISION	1,891	1,047	5,146	2,685
NET INCOME	$2,924	$1,700	$8,090	$3,999
BASIC INCOME PER COMMON SHARE	$0.25	$0.15	$0.69	$0.34
DILUTED INCOME PER COMMON SHARE	$0.24	$0.14	$0.67	$0.34
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,687	11,608	11,661	11,604
Diluted	12,168	11,971	12,151	11,842

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2010	2009
OPERATING ACTIVITIES:
Net income	$8,090	$3,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,540	2,642
Amortization of deferred financing costs	25	35
Provision for doubtful accounts	166	508
Loss on disposal of equipment	—	17
Stock-based compensation	299	299
Issuance of non-employee director shares	94	75
Deferred income tax provision	4,418	869
Changes in operating assets and liabilities:
Accounts receivable	(17,873)	11,906
Inventories	4,804	9,004
Prepaid expenses and other	(510)	(320)
Other long-term assets	(257)	—
Accounts payable	9,682	(6,743)
Accrued liabilities and other	2,282	(160)
Net cash flows from operating activities	13,760	22,131
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,467)	(606)
Proceeds from sale of property, plant and equipment	24	1
Payments received on notes receivable	291	139
Net cash flows from investing activities	(4,152)	(466)
FINANCING ACTIVITIES:
Payments on long-term obligations	(155)	(4,018)
Borrowings under long-term obligations	—	44
Payments of cash dividends	(1,163)	—
Proceeds from stock option exercises	362	—
Additions to deferred financing costs	(51)	—
Net cash flows from financing activities	(1,007)	(3,974)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,799)	1,076
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	6,802	18,767
CASH AND TEMPORARY INVESTMENTS, beginning of period	36,160	19,445
CASH AND TEMPORARY INVESTMENTS, end of period	$42,962	$38,212
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$491	$939
Cash payments for income taxes, net of refunds	$977	$2,348

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

2.           BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 481,000 and 363,000 potential dilutive common shares for the three months ended September 30, 2010 and 2009, respectively, and 490,000 and 238,000 for the nine months ended September 30, 2010 and 2009. For the three and nine months ended September 30, 2010, none of the outstanding stock options would have been anti-dilutive. Options to purchase approximately 5,000 and 124,000 shares of common stock, respectively, were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.           INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Chassis	$5,403	$7,183

Raw materials	13,531	14,114

Work in process	5,700	6,190

Finished goods	5,123	8,574

	$29,757	$36,061

4.           GOODWILL AND LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets and goodwill to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.           LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Outstanding borrowings under Current Credit Facility	—	—
Equipment and other notes payable	67	241
	67	241

Less current portion	(58)	(185)
	$9	$56

Certain equipment is pledged as collateral under the Company’s equipment notes payable.

Future maturities of long-term obligations at September 30, 2010 (which consist solely of equipment and other notes payable) are as follows (in thousands):

2011	$58
2012	9
$67

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

At September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Current Credit Facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the Current Credit Facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Current Credit Facility because outstanding amounts of indebtedness under the Current Credit Facility are subject to variable interest rates. Under the Current Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 2.01% at September 30, 2010). Because there were no amounts outstanding under the Current Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2010.

6.           STOCK-BASED COMPENSATION

Stock compensation expense for each of the three months ended September 30, 2010 and 2009 was $100,000 and $299,000 for each of the nine months ended September 30, 2010 and 2009, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company did not issue any stock options during the nine months ended September 30, 2010. As of September 30, 2010, the Company had $831,000 of unrecognized compensation expense related to stock options with $100,000 to be expensed during the remainder of 2010, $399,000 to be expensed in 2011, and $332,000 to be expensed in 2012. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

7.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $12.7 million at September 30, 2010, and $11.3 million at December 31, 2009. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At September 30, 2010, the Company had commitments of approximately $0.8 million for construction and acquisition of property, plant and equipment.

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

8.           INCOME TAXES

At September 30, 2010 and December 31, 2009, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2007 through 2009 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2007.

9.           SHAREHOLDERS EQUITY

Comprehensive Income

The Company had comprehensive income of $3.9 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and comprehensive income of $5.2 and $6.0 million for the nine months ended September 30, 2010 and 2009. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

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

10.           GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales:
North America	$63,677	$45,023	$190,773	$128,448
Foreign	9,987	12,524	36,442	42,110
	$73,664	$57,547	$227,215	$170,558

	September 30, 2010	December 31, 2009
Long Lived Assets:
North America	$42,928	$40,896
Foreign	2,588	2,926
	$45,516	$43,822

The Company’s largest customer accounted for 22.0% and 19.8% of consolidated net sales for the three months ended September 30, 2010 and 2009, respectively, and 18.8% and 19.9% for the nine months ended September 30, 2010 and 2009. The Company’s largest customer represented 20.5% and 16.5% of accounts receivable as of September 30, 2010 and December 31, 2009, respectively.

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

We remain concerned about the continuing effects of the economic downturn on the towing and recovery industry and with the cooperation of our employees have continued in place certain steps implemented in 2009 to lower our costs in response to these uncertainties. These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses. Due to increased demand for our domestic products and higher production of follow-on government orders through prime contracts during 2010, production hours at all facilities have been restored and reduced work weeks and furloughs have been eliminated. We will continue to monitor our overall cost structure to ensure that it remains in line with business conditions.

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

During the second half 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to continue into the third quarter of 2011. Through these follow-on orders, along with continued performance in the government and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008. Although demand has not recovered to pre-2008 levels, we have seen strengthening demand for our domestic products from our commercial customers during 2010. We continue to work to fulfill follow-on governmental orders and orders from commercial customers, and to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders. For the three months ended September 30, 2010, 22.0% of our consolidated sales were made to the U.S. federal government through prime contractors.

There were no borrowings under the current credit facility at September 30, 2010.

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

Results of Operations–Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales for the three months ended September 30, 2010 increased 28.0% to $73.7 million from $57.5 million for the comparable period in 2009. This increase is attributable to increased demand for our domestic products particularly for completed recovery vehicles containing company-purchased chassis, as well as higher production of follow-on government orders through prime contractors. These increases were partially offset by lower foreign sales.

Costs of operations for the three months ended September 30, 2010 increased 27.8% to $62.3 million from $48.7 million for the comparable period in 2009, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations decreased slightly as a percentage of sales from 84.6% to 84.5% primarily due to product mix.

Selling, general, and administrative expenses for the three months ended September 30, 2010 increased to $6.5 million from $5.9 million for the three months ended September 30, 2009. The increase was attributable to higher production due to higher sales levels during the period. As a percentage of sales, selling, general, and administrative expenses decreased to 8.8% for the three months ended September 30, 2010 from 10.3% for the three months ended September 30, 2009 due to the fixed nature of certain of these expenses.

Total interest expense decreased to $0.1 million for the three months ended September 30, 2010 from $0.2 million for the comparable year-ago period. Decreases in interest expense were primarily due to lower interest on distributor floor plan financing and decreases in interest on chassis purchases.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended September 30, 2010, the loss was $37,000 compared to a gain of $83,000 for the prior year period.

The provision for income taxes for the three months ended September 30, 2010 and 2009 reflects a combined effective U.S. federal, state and foreign tax rate of 39.3% and 38.1%, respectively.

Results of Operations–Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales for the nine months ended September 30, 2010 increased 33.2% to $227.2 million from $170.6 million for the comparable period in 2009. This increase is attributable to increased demand for our domestic products particularly for completed recovery vehicles containing company-purchased chassis, as well as higher production of follow-on government orders through prime contractors. These increases were partially offset by lower foreign sales.

Costs of operations for the nine months ended September 30, 2010 increased 33.5% to $193.9 million from $145.2 million for the comparable period in 2009, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations increased slightly as a percentage of sales from 85.2% to 85.4% primarily due to product mix.

Selling, general, and administrative expenses for the nine months ended September 30, 2010 increased to $19.7 million from $18.2 million for the nine months ended September 30, 2009. The increase was attributable to higher production due to higher sales levels during the period. As a percentage of sales, selling, general, and administrative expenses decreased to 8.7% for the nine months ended September 30, 2010 from 10.7% for the nine months ended September 30, 2009 due to the fixed nature of certain of these expenses.

Total interest expense decreased to $0.2 million for the nine months ended September 30, 2010 from $0.8 million for the comparable year-ago period. Decreases in interest expense were primarily due to lower interest on distributor floor plan financing and decreases in interest on chassis purchases.

Other income and expense relate to foreign currency transaction gains and losses. During the nine months ended September 30, 2010, the loss was $0.1 compared to a gain of $0.3 million for the prior year period.

The provision for income taxes for the nine months ended September 30, 2010 and 2009 reflects a combined effective U.S. federal, state and foreign tax rate of 38.9% and 40.2%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $13.8 million for the nine months ended September 30, 2010, compared to $22.1 million for the comparable period in 2009. The cash provided by operating activities for the nine months ended September 30, 2010 reflects the profitability generated in the first three quarters of 2010 and the utilization of deferred tax assets. The change in cash provided by operating activities is attributable to increases in accounts receivable partially offset by increases in accounts payable.

Cash used in investing activities was $4.1 million for the nine months ended September 30, 2010 compared to $0.4 million for the comparable period in 2009. The cash used in investing activities was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1.0 million for the nine months ended September 30, 2010, compared to $4.0 million for the comparable period in 2009. The cash used in financing activities was used to pay cash dividends as well as repay equipment and other notes payable.

As of September 30, 2010, we had cash and cash equivalents of $43.0 million, exclusive of unused availability under our current credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our current credit facility. At September 30, 2010, the Company had commitments of approximately $0.8 million for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at September 30, 2010, with borrowings under our current credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2010 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

At September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the current credit facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the current credit facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Other Long-Term Obligations

At September 30, 2010 we had approximately $0.1 million of equipment notes payable and other long-term obligations. We also had approximately $1.6 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 2.01% at September 30, 2010). Because there were no amounts outstanding under the current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended September 30, 2010.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At September 30, 2010, we recognized a $2.9 million decrease in our foreign currency translation adjustment account compared with December 31, 2009 because of strengthening of the U.S. dollar against certain foreign currencies. During the three months ended September 30, 2010 and 2009, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $37,000 and a gain of $83,000, respectively. The impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $127,000 and a gain of $367,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Date: November 9, 2010