Form 10-K
period 2010-12-31
MILLER INDUSTRIES INC /TN/
filed 2011-03-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☐     Yes     ☒     No.

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $148,801,460 (based on 11,680,692 shares held by non-affiliates at $13.47 per share, the last sale price reported on the New York Stock Exchange on June 30, 2010).

At March 4, 2011 there were 11,792,835 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS

PART I

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: economic and market conditions; the risks related to the general economic health of our customers; our customer’s access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; the success and timing of existing and additional export and governmental orders; the cyclical nature of our industry; changes in fuel and other transportation costs; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–”Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements.  We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties.  We frequently purchase the truck chassis for resale to our customers.  Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and up to 75-ton lifting capacities.  Car carriers are specialized flat bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.  We also manufacture a line of transport trailers.

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

Wreckers.  Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 75-ton lifting capacities.  Wreckers are available with specialized features, including underlifts, L-arms and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles.  Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and remote control devices for operating wreckers.  In addition, certain light duty wreckers are equipped with automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

Our wreckers range in capacity from 4 to 75 tons, and are classified as either light duty or heavy duty, with wreckers of 16-ton or greater capacity being classified as heavy duty.  Light duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery.  Heavy duty wreckers are used in towing and recovery applications including overturned tractor trailers, buses, motor homes and other large vehicles.

Car Carriers.  Car carriers are specialized flat-bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over longer distances.  In addition to transporting vehicles, car carriers may also be used for other purposes, including transportation of industrial equipment. Most professional towing operators have added car carriers to their fleets to complement their towing capabilities.

Transport Trailers.  Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles.  These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications.  These trailers are easy to load and transport 6 to 7 vehicles.  The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport.  Many professional towing operators have added auto transport trailers to their fleets to add to their towing capabilities.  Also, we design, engineer and manufacture special-use transport and trailer products to be used primarily in military applications.

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

Challenger®.  Our Challenger products compete with the Century and Vulcan products and constitute a third premium product line.  Challenger products consist of heavy duty wreckers with capacities ranging from 25 to 75 tons.  The Challenger line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

Holmes®.  Our Holmes product line includes mid-priced wreckers with 4 to 16 ton capacities, a 16-ton rotator and a detachable towing unit (DTU).  The Holmes wrecker was first produced in 1916.  Historically, the Holmes name has been the most well-recognized and leading industry brand both domestically and internationally.

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

Titan®.  Our Titan product line is comprised of premium multi-vehicle transport trailers which can transport up to 7 vehicles depending on configuration.

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

Sales, Distribution and Marketing

Management categorizes the towing and recovery market into three general product types:  light duty wreckers; heavy duty wreckers; and car carriers.  The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, local and national governmental entities and repair shop or salvage company owners.  The heavy duty market includes professional wrecker operators serving the needs of commercial vehicle operators as well as governmental entities.  The car carrier market, historically dominated by automobile salvage companies, has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities.  Management estimates that there are approximately 35,000 professional towing operators and many more service station, repair shop and salvage operators comprising the overall towing and recovery market.

We have developed a diverse network of independent distributors, consisting of approximately 100 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets.  In 2010, no single distributor accounted for more than 10% of our sales.  Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

In addition to providing services to our network of independent distributors, our sales force sells our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors.  In 2010, 19.6% of our consolidated net sales were made to the U.S. federal government through prime contractors.

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

Backlog

We produce virtually all of our products to order.  Our backlog is based upon customer purchase orders that we believe are firm.  The level of backlog at any particular time, however, is not an appropriate indicator of our future operating performance.  Certain purchase orders are subject to cancellation by the customer upon notification.  Given our production and delivery schedules management believes that the current backlog represents less than three months of production except for follow-on governmental orders which we expect production to continue through the third quarter of 2011.

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

Employees

We employed approximately 700 people as of December 31, 2010.  None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

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

Name	Age	Position

William G. Miller	64	Chairman of the Board and Co-Chief Executive Officer

Jeffrey I. Badgley	58	President and Co-Chief Executive Officer

Frank Madonia	62	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	60	Executive Vice President, Chief Financial Officer and Treasurer

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

There are many factors that affect our business and the results of our operations, some of which are beyond our control.  The following is a description of all known material risks that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.  We encourage you to read this section carefully.

Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic conditions in general.  Adverse changes or continued uncertainty with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature and historically the industry has been affected by changes in consumer confidence and in economic conditions in general.  Concerns over the slow economic recovery and continued volatility and disruption in domestic and international capital and credit markets have caused significant erosion in consumer confidence.  As a result, the overall demand for our products from our commercial customers has been negatively affected, and the level of future sales of our products is uncertain.  A prolonged economic downturn, and slow or negative growth in the domestic and global economy, may continue to have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

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

For 2010 and 2009, 19.6% and 19.4%, respectively, of our consolidated net sales were made to the U.S. federal government through prime contractors.  Prior to 2009, no one customer accounted for more than 10% of our consolidated net sales in any fiscal year.  The loss of our U.S. government work, in whole or in part, or the failure to secure follow-on orders from the U.S. government could adversely affect our results of operations. Our U.S. government business is subject to the following risks, among others: (i) this business is susceptible to changes in U.S. government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract.

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

In recent years, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and while many of these costs have remained stable since 2009, there can be no assurance that these costs will not continue to be volatile, or again increase, for our customers in the future.  Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials.  Any of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

A significant portion of our net sales and production in 2010 were outside the United States, primarily in Europe.  As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations.  Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro.  We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

The requirements and restrictions imposed by our current credit facility restrict our ability to operate our business, and failure to comply with these requirements and restrictions could adversely affect our business.

The terms of our current credit facility restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, guarantee the indebtedness of another person, pay dividends or make loans or investments in certain situations, incur liens, sell, discount or dispose of accounts receivable or promissory notes, enter into any new line of business, permit certain loans to officers or employees, sell, transfer, convey or grant any security interest in any material trademark, merge or consolidate with any other person, or sell, transfer or dispose of all or substantially all of our assets.  Our current credit facility also requires us to meet certain financial tests, and to comply with certain other reporting, affirmative and negative covenants.

If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default.  If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility, and may permit the bank to foreclose on our assets.

Our ability to service our credit arrangements may be affected by fluctuations in interest rates.

Interest on our obligations outstanding under our current credit facility and other credit arrangements is connected to the LIBOR rate or prime rate.  Therefore, an increase in the LIBOR rate or the prime rate would increase interest expense and could have an effect on our ability to satisfy our obligations under those arrangements outstanding at any particular time.  Our liquidity and access to capital resources could be affected by increasing interest rates.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2009
First Quarter	$6.71	$4.95
Second Quarter	9.21	6.39
Third Quarter	11.70	7.81
Fourth Quarter	11.60	9.46
Year Ended December 31, 2010
First Quarter	$13.45	$10.85
Second Quarter	15.49	11.79
Third Quarter	14.85	11.41
Fourth Quarter	16.03	13.02
Year Ending December 31, 2011
First Quarter (through March 4, 2011)	$17.20	$14.30

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2010 was 557 and 3,000, respectively.

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength, and declared the first such annual cash dividend of $0.10 per share.  Our board of directors, on March 7, 2011, declared the second such annual cash dividend of $0.12 payable to shareholders of record as of March 17, 2011.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by our board of directors.  Covenants under our current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various other restrictions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchases during the fourth quarter of 2010.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2010.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2005 through December 31, 2010.  The respective returns assume reinvestment of dividends paid.

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
Miller Industries, Inc.	100	118	67	26	56	70
NYSE Composite Index	100	118	126	74	93	103
S&P Construction Index	100	108	146	60	98	169

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statements of income data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes.  You should read this data together with Item 7–”Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$306,897	$237,567	$270,989	$400,032	$409,421
Costs and Expenses:
Costs of operations	260,566	202,272	237,362	343,885	349,639
Selling, general, and administrative expenses	26,665	24,905	25,940	27,396	27,213
Interest expense	305	883	1,241	3,392	3,518
Other Expense (Income)	71	(442)	678	(291)	(376)
Total costs and expenses	287,607	227,618	265,221	374,382	379,994
Income from continuing operations before income taxes	19,290	9,949	5,768	25,650	29,427
Income tax provision	7,583	3,933	2,182	9,319	2,454
Income from continuing operations	11,707	6,016	3,586	16,331	26,973
Discontinued operations:
Gain from discontinued operations, net of taxes	—	—	—	—	126
Tax benefit of advances to and investment in certain discontinued operations	—	—	—	—	(18,244)
Gain from discontinued operations	—	—	—	—	18,370
Net income	$11,707	$6,016	$3,586	$16,331	$45,343
Basic net income per common share:
Income from continuing operations	$1.00	$0.52	$0.31	$1.41	$2.37
Gain from discontinued operations	—	—	—	—	1.62
Basic income	$1.00	$0.52	$0.31	$1.41	$3.99
Diluted net income per common share:
Income from continuing operations	$0.96	$0.51	$0.31	$1.40	$2.33
Gain from discontinued operations	—	—	—	—	1.58
Diluted income	$0.96	$0.51	$0.31	$1.40	$3.91
Weighted average shares outstanding:
Basic	11,671	11,611	11,594	11,556	11,360
Diluted	12,163	11,902	11,656	11,655	11,596

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Working capital	$106,831	$94,247	$79,364	$82,092	$76,266
Total assets	199,876	172,320	174,281	189,042	197,432
Long-term obligations, less current portion	5	185	2,417	4,203	10,537
Common shareholders’ equity	150,568	141,439	131,972	132,488	113,383

	December 31,
	2010	2009	2008	2007	2006

Other Data:
Cash dividend per share	$0.10	$—	$—	$—	$—

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

Our industry is cyclical in nature and in recent years the overall demand for our products and our resulting revenues continued to be negatively affected by:

●	wavering levels of consumer confidence;

●
volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;

●	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment;

●	the overall effects of the global economic downturn;

●	and, currently, the slow economic recovery.

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and with the cooperation of our employees have continued certain steps implemented in 2009 to lower costs in response to these uncertainties.  These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses.  Due to increased demand for our domestic products and higher production of follow-on government orders through prime contractors during 2010, production hours at all facilities have been restored and reduced work weeks and furloughs have been eliminated.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

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

During the second half of 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to continue through the third quarter of 2011.  Through these follow-on governmental orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008.  Although demand has not recovered to pre-2008 levels, we have seen strengthening demand for our domestic products from our commercial customers during 2010.  We continue to work to fulfill these follow-on government orders and orders from commercial customers, and to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.  For 2010, 19.6% of our consolidated net sales were made to the U.S. federal government through prime contractors.

There were no borrowings under our current credit facility at December 31, 2010.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable.  When a determination has been made that the carrying amount of long-lived asset may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value.  The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available independent appraisals or sales price negotiations.  The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions, and industry competition and general economic and business conditions among other factors.  We believe that these estimates are reasonable, however, changes in any of these factors could affect these evaluations.  Based on these estimates, we believe that our long-lived assets are appropriately valued.

Goodwill

Goodwill is tested for impairment annually or if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  We assess the fair value of goodwill using impairment testing generally based on two-step test.  The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value.  If the fair value exceeds the carrying value the second step is not necessary.  If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value.  An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds it fair value.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.  Such events might include, but are not limited to, the impact of the economic environment or a material change in a relationship with significant customers.

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

	2010	2009	2008
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	84.8%	85.1%	87.6%
Selling, general and administrative	8.6%	10.5%	9.6%
Interest expense	0.1%	0.4%	0.5%
Other Expense (Income)	0.2%	(0.2)%	0.2%
Total costs and expenses	93.7%	95.8%	97.9%
Income before income taxes	6.3%	4.2%	2.1%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales were $306.9 million for the year ended December 31, 2010, compared to $237.6 million for the year ended December 31, 2009, an increase of 29.2%.  This increase is attributable to increased demand for our domestic products particularly for completed recovery vehicles containing company-purchased chassis, as well as higher production of follow-on government orders through prime contractors.  These increases were partially offset by lower foreign sales.

Costs of operations increased 28.8% to $260.6 million for the year ended December 31, 2010 from $202.3 million for the year ended December 31, 2009. The increase in costs of operations was attributable to higher production levels resulting from the increase in domestic and governmental sales.  Overall, costs of operations as a percentage of net sales decreased slightly from 85.1% for the year ended December 31, 2009 to 84.8% for the year ended December 31, 2010.

Selling, general and administrative expenses for the year ended December 31, 2010 increased to $26.7 million from $24.9 million for the year ended December 31, 2009.  The increase was attributable to higher costs resulting from production due to higher sales levels during the period.  As a percentage of sales, selling, general and administrative expenses decreased to 8.6% for 2010 from 10.5% for 2009 due to the fixed nature of certain of these expenses.

Interest expense decreased to $0.3 million for the year ended December 31, 2010 from $0.9 million for the year ended December 31, 2009.  Decreases in interest expense were primarily due to lower interest on distributor floor plan financing and decreases in interest on chassis purchases.

Other income and expense relates to foreign currency transaction gains and losses.  During 2010, the net loss was $71,000 compared to a net gain of $0.4 million for 2009.

The provision for income taxes for the years ended December 31, 2010 and 2009 reflects a combined federal, state and foreign tax rate of 39.3% and 39.4%, respectively.

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

Liquidity And Capital Resources

Cash provided by operating activities was $17.5 million for the year ended December 31, 2010, compared to $19.7 million for the year ended December 31, 2009, and $4.6 million for the year ended December 31, 2008.  The cash provided by operating activities for 2010 reflects increases in accounts payable due to timing of purchases for governmental orders offset by increases in accounts receivable and inventory due to improved sales volume.

Cash used in investing activities was $4.9 million for the year ended December 31, 2010, compared to $0.5 million for the year ended December 31, 2009, and $4.7 million for the year ended December 31, 2008.  The cash used in investing activities for 2010 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $0.9 million for the year ended December 31, 2010, compared to $3.9 million for the year ended December 31, 2009, and $1.7 million for the year ended December 31, 2008.  The cash used in financing activities in 2010 was used to pay dividends as well as repay equipment and other notes payable.

Over the past year, we generally have used available cash flow from operations to pay dividends, to pay down long-term debt obligations, and to pay for capital expenditures.

As of December 31, 2010, we had cash and cash equivalents of $46.3 million, exclusive of unused availability under our current credit facility.  Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our current credit facility.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2010, with borrowings under our current credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2011 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010.

	Payment Due By Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment Notes Payable	$49	$44	$5	$—	$—
Operating Lease Obligations	1,333	569	584	174	6
Purchase Obligations (2)	32,352	32,352	—	—	—
Commitments for construction and acquisition of plant and equipment	845	845	—	—	—
Total	$34,579	$33,810	$589	$174	$6

(1)	Amounts do not include potential contingent obligations of $13.2 million under repurchase commitments with third-party lenders in the event of customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facilities and Other Obligations

Current Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility.  The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.75% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.  The current credit facility is scheduled to expire March 31, 2013.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the current credit facility, the Company terminated its credit agreement with Wachovia Bank National Association for a $27.0 million senior secured credit facility.  The previous credit facility, as amended, consisted of a $20.0 million revolving credit facility, and a $7.0 million term loan.  The previous credit facility was secured by substantially all of our assets, and contained customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the previous credit facility restricted the payment of cash dividends if a default or event of default under the credit agreement had occurred or would result from the payment of dividends or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the credit agreement as a result of the payment of dividends, among various other restrictions.

Outstanding Borrowings

There was no outstanding borrowings under the current credit facility or the previous credit facility as of December 31, 2010 and 2009.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 2.01% at December 31, 2010).  Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2010.

Other Long-Term Obligations

We had approximately $49,000 of equipment notes payable and other long-term obligations at December 31, 2010.  We also had approximately $1.3 million in non-cancellable operating lease obligations at December 31, 2010.

Recent Accounting Pronouncements

Recently Adopted Standards

In January 2009, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which will require the Company to submit financial statements in XBRL (extensible business reporting language) format with its SEC filings beginning June 30, 2011.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 2.01% at December 31, 2010).  Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2010.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At December 31, 2010, we recognized a $2.4 million decrease in our foreign currency translation adjustment account compared with December 31, 2009 because of the strengthening of the U.S. dollar against certain foreign currencies.  During the year ended December 31, 2010 and 2009, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of approximately $0.1 million and gain of approximately $0.4 million, respectively.

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

Management’s Report On Internal Control Over Financial Reporting

Management of Miller Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on our assessment under those criteria, we concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which appears herein.

March 8, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited Miller Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 8, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 8, 2011

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

At a meeting held on March 7, 2011, the Board of Directors of the Company took several actions as part of its long-term succession planning for the leadership of the Company. First, it was decided that Mr. William G. Miller would no longer serve as a Co-Chief Executive Officer of the Company and that Mr. Jeffrey Badgley would serve as the sole Chief Executive Officer of the Company.  Mr. Miller will continue to serve as the executive Chairman of the Board and as a full-time employee of the Company.  Mr. Badgley was elected to serve as the Vice-Chairman of the Board.  The Board also elected two new executive officers of the Company – William G. Miller, II, age 32, as President, and Vincent J. Tiano, age 46, as Vice President, Sales – North America.  Mr. Miller, who is the son of the Chairman of the Company, has been employed by the Company in a number of positions since 2002, most recently serving as Vice President – Sales Southeast Region.  Mr. Tiano has been employed by the Company since 1997, most recently serving as Vice President of Miller Industries Towing Equipment, Inc., a subsidiary of the Company.

Paul Drack has indicated his desire to not stand for re-election to the Board of Directors of the Company at the upcoming Annual Meeting of Shareholders, after having served as a director since 1994.  The Nominating Committee of the Board has determined that he will not be replaced at this time.  As a result, the Board, pursuant to Section 2.2 of the Amended and Restated By-laws of the Company and Section 9 of the Company’s Charter, determined that the number of directors constituting the Board of Directors shall be five (5), effective immediately prior to the Company’s Annual Meeting of Shareholders to be held in 2011.

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

3.           Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
3.1	Charter, as amended, of the Registrant	–	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	–	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	–	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	–	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Paul E. Drack, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	–	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	–	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	–	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	–	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.6

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.7

10.18	Non-Employee Director Stock Plan**	–	Schedule 14A	January 23, 2004	Annex A

10.19	Miller Industries, Inc. 2005 Equity Incentive Plan**	–	Schedule 14A	May 2, 2005	Annex B

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.20	Loan Agreement, dated April 6, 2010, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	–	Form 8-K	April 12, 2010	10.1

10.21	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	–	Form 8-K	April 12, 2010	10.2

10.22	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	–	Form 8-K	April 12, 2010	10.3

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

*          Filed herewith.

**        Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

I	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2011 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 8, 2011

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

(In thousands, except share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$46,334	$36,160
Accounts receivable, net of allowance for doubtful accounts of $1,843 and $2,090, at December 31, 2010 and 2009, respectively	60,110	44,673
Inventories	38,938	36,061
Prepaid expenses	3,556	2,296
Current deferred income taxes	5,218	5,882
Total current assets	154,156	125,072
PROPERTY, PLANT, AND EQUIPMENT, net	33,813	32,203
GOODWILL	11,619	11,619
DEFERRED INCOME TAX ASSETS	—	3,365
OTHER ASSETS	288	61
	$199,876	$172,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$44	$185
Accounts payable	34,008	19,139
Accrued liabilities	13,273	11,501
Total current liabilities	47,325	30,825

LONG-TERM OBLIGATIONS, less current portion	5	56
DEFERRED INCOME TAX LIABILITIES	1,978	—
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,709,275 and 11,627,315, outstanding at December 31, 2010 and 2009, respectively	117	116
Additional paid-in capital	162,447	161,512
Accumulated deficit	(12,062)	(22,606)
Accumulated other comprehensive income	66	2,417
Total shareholders’ equity	150,568	141,439
	$199,876	$172,320

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	2010	2009	2008

NET SALES	$306,897	$237,567	$270,989

COSTS AND EXPENSES
Costs of operations	260,566	202,272	237,362
Selling, general, and administrative expenses	26,665	24,905	25,940
Interest expense, net	305	883	1,241
Other Expense (Income)	71	(442)	678

Total costs and expenses	287,607	227,618	265,221

INCOME BEFORE INCOME TAXES	19,290	9,949	5,768
INCOME TAX PROVISION	7,583	3,933	2,182

NET INCOME	$11,707	$6,016	$3,586

BASIC INCOME PER COMMON SHARE	$1.00	$0.52	$0.31

DILUTED INCOME PER COMMON SHARE	$0.96	$0.51	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,671	11,611	11,594
Diluted	12,163	11,902	11,656

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2007	$116	$160,700	$(32,208)	$3,880	$132,488
Components of comprehensive income:
Net income	—	—	3,586	—	3,586
Foreign currency translation adjustments	—	—	—	(4,321)	(4,321)
Total comprehensive income (loss)	—	—	3,586	(4,321)	(735)
Issuance of common stock to non-employee directors (5,409)	—	75	—	—	75
Exercise of stock options (210)	—	1	—	—	1
Stock-based compensation expense	—	143	—	—	143
BALANCE, December 31, 2008	116	160,919	(28,622)	(441)	131,972
Components of comprehensive income:
Net income	—	—	6,016	—	6,016
Foreign currency translation adjustments	—	—	—	2,858	2,858
Total comprehensive income	—	—	6,016	2,858	8,874
Issuance of common stock to non-employee directors (14,562)	—	75	—	—	75
Exercise of stock options (18,955)	—	119	—	—	119
Stock-based compensation expense	—	399	—	—	399
BALANCE, December 31, 2009	116	161,512	(22,606)	2,417	141,439
Components of comprehensive income:
Net income	—	—	11,707	—	11,707
Foreign currency translation adjustments	—	—	—	(2,351)	(2,351)
Total comprehensive income	—	—	11,707	(2,351)	9,356
Issuance of common stock to non-employee directors (7,835)	—	93	—	—	93
Exercise of stock options (74,125)	1	443	—	—	444
Stock-based compensation expense	—	399	—	—	399
Dividends paid, $0.10 per share	—	—	(1,163)	—	(1,163)
BALANCE, December 31, 2010	$117	$162,447	$(12,062)	$66	$150,568

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$11,707	$6,016	$3,586
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,533	3,514	3,516
Deferred tax provision	6,008	1,735	672
Provision for doubtful accounts	220	714	634
Stock-based compensation	399	399	143
Issuance of non-employee director shares	93	75	75
(Gain) Loss on disposals of equipment	(28)	70	—
Changes in operating assets and liabilities:
Accounts receivable	(16,378)	7,629	11,588
Inventories	(4,081)	9,239	(6,827)
Prepaid expenses and other	(1,283)	(379)	(114)
Other Long-term assets	(257)	—	—
Accounts payable	15,362	(8,882)	(10,776)
Accrued liabilities and other	2,230	(411)	2,113
Net cash flows from operating activities	17,525	19,719	4,610
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,279)	(755)	(4,850)
Proceeds from sale of equipment	24	1	2
Payments received on notes receivables	390	212	180
Net cash flows from investing activities	(4,865)	(542)	(4,668)
FINANCING ACTIVITIES:
Payments on long-term obligations	(178)	(4,094)	(1,859)
Borrowings under long-term obligations	—	46	138
Payments of cash dividends	(1,163)	—	—
Additions to deferred financing costs	(51)	—	(2)
Proceeds from exercise of stock options	443	119	1
Net cash flows from financing activities	(949)	(3,929)	(1,722)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,537)	1,467	(2,057)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	10,174	16,715	(3,837)
CASH AND TEMPORARY INVESTMENTS, beginning of year	36,160	19,445	23,282
CASH AND TEMPORARY INVESTMENTS, end of year	$46,334	$36,160	$19,445
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$692	$1,191	$1,863
Cash payments for income taxes, net of refunds	$1,150	$2,755	$475

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (“the Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment.  The principal markets for the Company’s towing and recovery equipment are approximately 100 independent distributors and the users of towing and recovery equipment located primarily throughout North America, and other customers throughout the world.  The Company’s products are marketed under the brand names of Century®, Challenger®, Holmes®, Champion®, Eagle®, Titan®, JigeTM, BonifaceTM, Vulcan®, and ChevronTM.

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Chassis	$7,585	$7,183
Raw materials	17,243	14,114
Work in process	7,181	6,190
Finished goods	6,929	8,574
	$38,938	$36,061

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax reporting purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Internal labor is used in certain capital projects.

Property, plant and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Land and improvements	$4,772	$4,796
Buildings and improvements	30,909	29,994
Machinery and equipment	25,920	22,983
Furniture and fixtures	7,560	7,196
Software costs	7,251	7,118
	76,412	72,087
Less accumulated depreciation	(42,599)	(39,884)
	$33,813	$32,203

The Company recognized $3,502,000, $3,475,000 and $3,440,000, in depreciation expense in 2010, 2009 and 2008, respectively.  In 2008, $75,000 of interest costs were capitalized for construction period interest.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 492,000, 291,000 and 29,000 potential dilutive common shares in 2010, 2009 and 2008, respectively.  Options to purchase approximately  6,000 shares of common stock were outstanding during 2008, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For 2010 and 2009, none of the outstanding stock options would have been anti-dilutive.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

Goodwill

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.  Goodwill is not amortized.  However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount had been impaired.  The carrying value of the entity is compared to the fair value.  If the fair value is less, a comparison of the carrying value of goodwill to the fair value of goodwill is performed to determine if a writedown is required.

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547,000 at December 31, 2010 and 2009.  At December 31, 2010 and 2009, all intangible assets subject to amortization were fully amortized.  As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2010 and 2009 was $19,000 and $364,000, respectively.  Amortization expense in 2010, 2009 and 2008, was $32,000, $39,000 and $76,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.  Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Accrued wages, commissions, bonuses and benefits	$5,143	$4,497
Accrued products warranty	2,738	1,995
Accrued income taxes	1,036	1,202
Other	4,356	3,807
	$13,273	$11,501

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

Stock-Based Compensation

Stock compensation expense was $399,000 for 2010 and 2009, and $143,000 for 2008.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004:  expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years.  Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which was amortized as compensation expense over the vesting period of the options.  No options were granted during 2010 or 2009.  The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years.  Using these assumptions, the fair value of options granted in 2009 was $1,596,000, which is being amortized as compensation expense over the vesting period.

At December 31, 2010, the Company had $731,000 of unrecognized compensation expense related to stock options, with $399,000 to be expensed in 2011 and the remainder of $332,000 to be expensed in 2012.  The Company issued approximately 74,000 and 19,000 shares of common stock during 2010 and 2009, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  Warranty expense in 2010, 2009 and 2008, was $2,411,000, $2,295,000 and $1,995,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2010 and 2009 (in thousands):

	2010	2009
Accrual at beginning of the year	$1,995	$878
Provision	2,411	2,295
Settlement and Other	(1,668)	(1,178)
Accrual at end of year	$2,738	$1,995

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.  The Company places its cash investments with high-quality financial institutions and limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In January 2009, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which will require the Company to submit financial statements in XBRL (extensible business reporting language) format with its SEC filings beginning June 30, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Equipment notes, weighted average interest rate of 6.2%, payable in monthly installments	$49	$241
Less current portion	(44)	(185)
	$5	$56

Credit Facilities

Current Credit Facility.  On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility (the “Current Credit Facility”).  The Current Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the Current Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Current Credit Facility bear interest at the LIBOR Rate plus 1.75% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Current Credit Facility, which fee shall be paid quarterly.  The Current Credit Facility is scheduled to expire March 31, 2013.

Previous Credit Facility.  On April 6, 2010, in connection with the consummation of the Current Credit Facility, the Company terminated its Credit Agreement (the “Previous Credit Agreement”) with Wachovia Bank, National Association, for a $27.0 million senior secured credit facility (the “Previous Credit Facility”).  The Previous Credit Facility, as amended, consisted of a $20.0 million revolving credit facility, and a $7.0 million term loan.  The Previous Credit Facility was secured by substantially all of the Company’s assets, and contained customary representations and warranties, events of default and affirmative and negative covenants for secured facilities of this type.  Covenants under the Previous Credit Facility restricted the payment of cash dividends if a default or event of default under the Previous Credit Agreement had occurred or would result from the payment of dividends, or if the Company would be in violation of the consolidated fixed charge coverage ratio test in the Previous Credit Agreement as a result of the payment of dividends, among various other restrictions.

At December 31, 2010 and 2009, the Company had no outstanding borrowings under the Current Credit Facility or the Previous Credit Facility.  In June 2009, the Company repaid the remaining outstanding balance under the Term Loan.

Interest Rate Sensitivity.  Changes in interest rates affect the interest paid on indebtedness under our Current Credit Facility because the outstanding amounts of indebtedness under our Current Credit Facility are subject to variable interest rates.  Under our Current Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 2.01% at December 31, 2010).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2010.

Future maturities of long-term obligations at December 31, 2010 are as follows (in thousands):

2011	$44
2012	5
$49

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2010, 2009 and 2008 were 0.6 million.

A summary of the activity of stock options for the years ended December 31, 2010, 2009 and 2008, is presented below (shares in thousands):

	2010		2009		2008
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	905	$5.83	930	$5.87	205	$15.24
Granted	—	—	—	—	801	5.49
Exercised	(74)	5.99	(19)	6.23	—	—
Forfeited and cancelled	—	—	(6)	10.79	(76)	27.05
Outstanding at End of Period	831	$5.82	905	$5.83	930	$5.87
Options exercisable at year end	430	$6.13	304	$6.50	129	$8.25
Weighted average fair value of options granted		$—		$—		$1.99

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2010 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$3.05	–	$3.37	4	$3.05	0.9	4	$3.05
5.49	–	8.24	727	5.49	7.8	326	5.49
8.31	–	10.94	100	8.31	3.2	100	8.31
Total			831	$5.82	7.3	430	$6.13

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment and trucks. Rental expense under these leases was $1,346,000, $1,331,000 and $1,402,000 in 2010, 2009 and 2008, respectively.

At December 31, 2010 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

2011	$569
2012	392
2013	191
2014	92
2015	83
Thereafter	6
$1,333

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral the Company could be required to purchase was approximately $13.2 million and $11.3 million at December 31, 2010 and 2009, respectively.  No repurchases of products were required during 2010 or 2009.

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

6.             INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision for income taxes on income consisted of the following in 2010, 2009 and 2008, (in thousands):

	2010	2009	2008
Current:
Federal	$300	$—	$—
State	634	235	49
Foreign	641	1,963	1,461
	1,575	2,198	1,510
Deferred:
Federal	5,874	1,444	700
State	68	302	—
Foreign	66	(11)	(28)
	6,008	1,735	672
	$7,583	$3,933	$2,182

The principal differences between the federal statutory tax rate and the income tax expense in 2010, 2009 and 2008:

	2010	2009	2008

Federal statutory tax rate	34.4%	34.3%	35.0%
State taxes, net of federal tax benefit	2.8%	3.2%	1.4%
Excess of foreign tax over US tax on foreign income	0.8%	0.5%	2.5%
Other	1.3%	1.5%	(1.1)%
Effective tax rate	39.3%	39.5%	37.8%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$69	$147
Accruals and reserves	3,287	2,130
Net operating loss carryforward	447	7,130
Deductible goodwill and impairment charges	—	64
Other	1,415	985
Total deferred tax assets	5,218	10,456
Deferred tax liabilities:
Property, plant, and equipment	1,978	1,209
Total deferred tax liabilities	1,978	1,209
Net deferred tax asset	$3,240	$9,247

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $1.1 million which will expire between 2019 and 2026.  The federal net operating loss carryforwards are comprised primarily of losses from advances to and investments in certain discontinued operations resulting from the RoadOne liquidation.  In addition, the Company had an AMT credit carryforward of approximately $1.3 million, that may be carried forward indefinitely.

As of December 31, 2010, the Company has state net operating loss carryforwards of approximately $1.6 million.

At December 31, 2010 and 2009, the Company had no unrecognized tax positions.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2007 through 2009 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2007.

7.	PREFERRED STOCK

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

8.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service.  The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations.  For 2010, 2009 and 2008, the Company matched 50% of the first 5% of participant contributions.  Matching contributions vest over the first five years of employment.  Company contributions to the plan were $344,000, $314,000 and $430,000 in 2010, 2009 and 2008, respectively.

9.             GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers) (in thousands):

	2010		2009		2008
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets

North America	$257,740	$42,838	$180,722	$40,896	$191,355	$43,472
Foreign	49,157	2,594	56,845	2,926	79,634	2,904
	$306,897	$45,432	$237,567	$43,822	$270,989	$46,376

The Company’s largest customer accounted for 19.6% of consolidated sales for 2010 and 19.4% of consolidated sales for 2009.  At December 31, 2010 and 2009, the Company’s largest customer represented 22.0% and 16.5%, respectively, of accounts receivable.  No single customer accounted for 10% or more of consolidated net sales in 2008.

10.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share

2010
First Quarter	$72,295	$3,351	$2,008	$0.17	$0.17
Second Quarter	81,256	5,345	3,157	0.27	0.26
Third Quarter	73,664	4,912	2,924	0.25	0.24
Fourth Quarter	79,682	6,058	3,618	0.31	0.29
Total	$306,897	$19,666	$11,707	$1.00	$0.96

2009
First Quarter	$58,756	$1,965	$913	$0.08	$0.08
Second Quarter	54,255	2,248	1,386	0.12	0.12
Third Quarter	57,547	2,898	1,700	0.15	0.14
Fourth Quarter	67,009	3,279	2,017	0.17	0.17
Total	$237,567	$10,390	$6,016	$0.52	$0.51

11.           SUBSEQUENT EVENT

On March 7, 2011, the Company’s board of directors declared an annual cash dividend of $0.12 per share.  The dividend is payable March 24, 2011 to shareholders of record as of March 17, 2011.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

	(In Thousands)

Year ended December 31, 2008
Deduction from asset accounts:
Allowance for doubtful accounts	$1,640	634	(393)	$1,881

Year ended December 31, 2009
Deduction from asset accounts:
Allowance for doubtful accounts	$1,881	714	(505)	$2,090

Year ended December 31, 2010
Deduction from asset accounts:
Allowance for doubtful accounts	$2,090	220	(467)	$1,843

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 8th day of March, 2011.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors and Co-Chief Executive Officer
William G. Miller

/s/ Jeffrey I. Badgley	President, Co-Chief Executive Officer and Director
Jeffrey I. Badgley

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
J. Vincent Mish

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Paul E. Drack	Director
Paul E. Drack

/s/ Richard H. Roberts	Director
Richard H. Roberts

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of the Registrant

23.1	Consent of Joseph Decosimo and Company, PLLC

24	Power of Attorney (see signature page)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer