Form 10-Q
period 2011-03-31
MILLER INDUSTRIES INC /TN/
filed 2011-05-04
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2011

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

☐     Yes                                ☒     No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 29, 2011 was 11,828,050.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such words, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  These forward-looking statements are subject to a number of risks and uncertainties, including, economic and market conditions; the risks related to the general economic health of our customers; the success and timing of existing and additional export and governmental orders; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; changes in fuel and other transportation costs; the cyclical nature of our industry; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–”Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2010, which discussion is incorporated herein by this reference.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$39,073	$46,334
Accounts receivable, net of allowance for doubtful accounts of $1,832 and $1,843 at March 31, 2011 and December 31, 2010, respectively	84,389	60,110
Inventories	53,361	38,938
Prepaid expenses	2,758	3,556
Current deferred income taxes	4,799	5,218
Total current assets	184,380	154,156
PROPERTY, PLANT, AND EQUIPMENT, net	32,618	33,813
GOODWILL	11,619	11,619
OTHER ASSETS	281	288
	$228,898	$199,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$31	$44
Accounts payable	50,343	34,008
Accrued liabilities	18,246	13,273
Total current liabilities	68,620	47,325
LONG-TERM OBLIGATIONS, less current portion	2	5
DEFERRED INCOME TAX LIABILITIES	1,978	1,978
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,821,050 and 11,709,275 outstanding at March 31, 2011 and December 31, 2010, respectively	118	117
Additional paid-in capital	163,257	162,447
Accumulated deficit	(6,033)	(12,062)
Accumulated other comprehensive income	956	66
Total shareholders’ equity	158,298	150,568
	$228,898	$199,876

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
NET SALES	$108,925	$72,295
COSTS AND EXPENSES:
Costs of operations	88,192	62,467
Selling, general and administrative expenses	8,149	6,477
Interest expense, net	146	110
Other expense (income)	—	42
Total costs and expenses	96,487	69,096
INCOME BEFORE INCOME TAXES	12,438	3,199
INCOME TAX PROVISION	4,994	1,191
NET INCOME	$7,444	$2,008
BASIC INCOME PER COMMON SHARE	$0.63	$0.17
DILUTED INCOME PER COMMON SHARE	$0.61	$0.17
CASH DIVIDENDS DECLARED PER SHARE	$0.12	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,769	11,635
Diluted	12,260	12,092

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$7,444	$2,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	835
Provision for doubtful accounts	45	45
Stock-based compensation	100	100
Issuance of non-employee director shares	100	75
Deferred income tax provision	418	938
Changes in operating assets and liabilities:
Accounts receivable	(24,302)	(8,111)
Inventories	(13,974)	1,267
Prepaid expenses	810	14
Accounts payable	16,078	8,421
Accrued liabilities	4,870	(759)
Net cash flows from operating activities	(7,535)	4,833
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(608)	(308)
Proceeds from sale of property, plant and equipment	989	22
Payments received on notes receivable	142	99
Net cash flows from investing activities	523	(187)
FINANCING ACTIVITIES:
Payments on long-term obligations	(19)	(70)
Payments of cash dividends	(1,415)	(1,163)
Proceeds from stock option exercises	611	14
Net cash flows from financing activities	(823)	(1,219)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	574	(1,110)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(7,261)	2,317
CASH AND TEMPORARY INVESTMENTS, beginning of period	46,334	36,160
CASH AND TEMPORARY INVESTMENTS, end of period	$39,073	$38,477
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$239	$244
Cash payments for income taxes, net of refunds	$750	$899

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.  Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates.  Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity.  The Company evaluated subsequent events through the date the financial statements were issued.

2.           BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding.  Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 491,000 and 457,000 potential dilutive common shares for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011 and 2010, none of the outstanding stock options would have been anti-dilutive.

3.           INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Chassis	$16,068	$7,585

Raw materials	18,972	17,243

Work in process	8,338	7,181

Finished goods	9,983	6,929

	$53,361	$38,938

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

6.           LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Equipment and other notes payable	33	49

Less current portion	(31)	(44)
	$2	$5

Certain equipment is pledged as collateral under the Company’s equipment notes payable.

Future maturities of long-term obligations at March 31, 2011 are as follows (in thousands):

2012	$31

2013	2
$33

Credit Facility and Other Obligations

Current Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement (as amended, the “Current Loan Agreement”) with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility (the “Current Credit Facility”).  The Current Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the Current Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the Current Loan Agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Current Credit Facility bear interest at the LIBOR Rate plus 1.75% per annum.  The Company will pay a non-usage fee under the Current Loan Agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Current Credit Facility, which fee shall be paid quarterly.  The Current Credit Facility is scheduled to expire on March 31, 2013.

At March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Current Credit Facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the Current Credit Facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Current Credit Facility because outstanding amounts of indebtedness under the Current Credit Facility are subject to variable interest rates.  Under the Current Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 1.99% at March 31, 2011).  Because there were no amounts outstanding under the Current Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2011.

7.           STOCK-BASED COMPENSATION

Stock compensation expense for each of the three months ended March 31, 2011 and 2010 was $100,000 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The Company did not issue any stock options during the three months ended March 31, 2011.  As of March 31, 2011, the Company had $632,000 of unrecognized compensation expense related to stock options with $299,000 to be expensed during the remainder of 2011 and $333,000 to be expensed in 2012.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the three months ended March 31, 2011 and 2010, options were exercised for the purchase of 104,935 shares of common stock at a weighted-average exercise price of $5.82 and 2,625 shares of common stock at a weighted-average exercise price of $5.49, respectively.

8.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The maximum amount of collateral that the Company could be required to purchase was approximately $13.0 million at March 31, 2011, and $13.2 million at December 31, 2010.  However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction.  The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At March 31, 2011, the Company had commitments of approximately $1.2 million for construction and acquisition of property, plant and equipment.

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

9.           INCOME TAXES

At March 31, 2011 and December 31, 2010, the Company had no unrecognized income tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2007 through 2009 remain open to examination for U.S. federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2007.

10.           SHAREHOLDERS EQUITY

Comprehensive Income

The Company had comprehensive income of $8.3 million and a comprehensive loss of $28,000 for the three months ended March 31, 2011 and 2010, respectively.  Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

Dividends

On March 8, 2010, the Company’s board of directors adopted a dividend policy to consider and pay annual cash dividends subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, and declared the first such annual cash dividend of $.10 per share of common stock.  The dividend of $1,163,000 was paid on March 25, 2010 to shareholders of record as of March 18, 2010.  On March 7, 2011, the Company’s board of directors declared an annual cash dividend of $0.12 per share.  The dividend of $1,415,000 was paid on March 24, 2011 to shareholders of record as of March 17, 2011.

11.           GEOGRAPHIC AND CUSTOMER INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net Sales:
North America	$96,360	$59,994
Foreign	12,565	12,301
	$108,925	$72,295

	March 31, 2011	December 31, 2010
Long Lived Assets:
North America	$41,583	$42,838
Foreign	2,654	2,594
	$44,237	$45,432

The Company’s largest customer accounted for 41.6% and 17.9% of consolidated net sales for the three months ended March 31, 2011 and 2010, respectively.  The Company’s largest customer represented 43.8% and 22.0% of accounts receivable as of March 31, 2011 and December 31, 2010, respectively.

12.           RECENT ACCOUNTING PRONOUNCEMENTS

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

●	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment;

●	the overall effects of the global economic downturn; and

●	currently, the slow economic recovery.

We remain concerned about the continuing effects of these factors on the towing and recovery industry and with the cooperation of our employees have continued certain steps implemented in 2009 to lower costs in response to these uncertainties.  These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses.  Due to increased demand for our domestic products and higher production of follow-on government orders through prime contracts during 2010 and the first quarter of 2011, production hours at all facilities were restored and reduced work weeks and furloughs were eliminated.  We will continue to monitor our overall cost structure to ensure that it remains in line with business conditions.

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

During the second half 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to continue into the third quarter of 2011.  Through these follow-on orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008.  Although demand from our commercial customers has not recovered to pre-2008 levels, we have seen strengthening demand from these customers during 2010 and into 2011.  However, the increase in revenues in the first quarter of 2011 is primarily due to the completion during the quarter of the government-related order secured in November 2010 from a prime contractor.  For the three months ended March 31, 2011, 41.6% of our consolidated sales were made to prime contractors for government-related orders, as compared to 17.6% of our sales for such sales during the fourth quarter of 2010.  We continue to work to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.

There were no borrowings under the current credit facility at March 31, 2011.

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

Results of Operations–Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales for the three months ended March 31, 2011 increased 50.7% to $108.9 million from $72.3 million for the comparable period in 2010.  This increase was primarily attributable to increased revenues from a prime contractor for a government-related order discussed above, which order was completed during the quarter.

Costs of operations for the three months ended March 31, 2011 increased 41.1% to $88.2 million from $62.5million for the comparable period in 2010, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations decreased as a percentage of sales from 86.4% to 81.0%, primarily due to product mix during the quarter consisting of a lower percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended March 31, 2011 increased to $8.1 million from $6.5 million for the three months ended March 31, 2010.  This increase was attributable to higher sales levels during the period, as well as increased sales commissions and incentives and medical costs.  As a percentage of sales, selling, general, and administrative expenses decreased to 7.5% for the three months ended March 31, 2011 from 9.0% for the three months ended March 31, 2010 due to the fixed nature of certain of these expenses.

Total interest expense remained constant at $0.1 million for the three months ended March 31, 2011 and 2010.

Other income and expense relate to foreign currency transaction gains and losses.  During the three months ended March 31, 2011, there was a negligible loss compared to a loss of $42,000 for the prior year period.

The provision for income taxes for the three months ended March 31, 2011 and 2010 reflects a combined effective U.S. federal, state and foreign tax rate of 40.2% and 37.2%, respectively.

Liquidity and Capital Resources

Cash used in operating activities was $7.5 million for the three months ended March 31, 2011, compared to cash provided by operating activities of $4.8 million for the comparable period in 2010.  The cash used in operating activities is attributable to increases in accounts receivable and inventory partially offset by increases in accounts payable and accrued liabilities.  Each of these increases is attributable to the increased demand for our products as well as higher levels of production of follow-on governmental orders through prime contractors discussed above.

Cash provided by investing activities was $0.5 million for the three months ended March 31, 2011 compared to cash used in investing activities of $0.2 million for the comparable period in 2010.  The cash provided by investing activities resulted from proceeds on the sale of certain fixed assets offset by fixed asset purchases during the quarter.

Cash used in financing activities was $0.8 million for the three months ended March 31, 2011, compared to $1.2 million for the comparable period in 2010.  The cash used in financing activities was used to primarily pay cash dividends partially offset by proceeds from the exercise of stock options.

As of March 31, 2011, we had cash and cash equivalents of $39.1 million, exclusive of unused availability under our current credit facility.  Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our current credit facility.  At March 31, 2011, the Company had commitments of approximately $1.2 million for construction and acquisition of property and equipment.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2011, with borrowings under our current credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2011 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.75% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.  The current credit facility is scheduled to expire on March 31, 2013.

At March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the current credit facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the current credit facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Other Long-Term Obligations

At March 31, 2011 we had approximately $33,000 of equipment notes payable and other long-term obligations.  We also had approximately $1.2 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 1.99% at March 31, 2011).  Because there were no amounts outstanding under the current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2011.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At March 31, 2011, we recognized a $0.9 million increase in our foreign currency translation adjustment account compared with December 31, 2010 because of weakening of the U.S. dollar against certain foreign currencies.  During the three months ended March 31, 2011 and 2010, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a negligible loss and a loss of $42,000, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*
31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date:  May 4, 2011