Form 10-Q
period 2011-06-30
MILLER INDUSTRIES INC /TN/
filed 2011-08-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8503 Hilltop Drive Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

     Yes ☒                                     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Yes  ☒                                    No ☐

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

     Yes ☐                                     No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 29, 2011 was 11,918,742.

Index

PART I	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets – June 30, 2011
		and December 31, 2010	2

		Condensed Consolidated Statements of Income for the Three and Six
		Months Ended June 30, 2011 and 2010	3

		Condensed Consolidated Statements of Cash Flows for the Six
		Months Ended June 30, 2011 and 2010	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6.	Exhibits	16

SIGNATURES			17

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$54,931	$46,334
Accounts receivable, net of allowance for doubtful accounts of $1,685 and $1,843 at June 30, 2011 and December 31, 2010, respectively	67,239	60,110
Inventories	50,108	38,938
Prepaid expenses	2,112	3,556
Current deferred income taxes	4,774	5,218
Total current assets	179,164	154,156
PROPERTY, PLANT, AND EQUIPMENT, net	32,139	33,813
GOODWILL	11,619	11,619
OTHER ASSETS	275	288
	$223,197	$199,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$16	$44
Accounts payable	38,376	34,008
Accrued liabilities	18,789	13,273
Total current liabilities	57,181	47,325
LONG-TERM OBLIGATIONS, less current portion	—	5
DEFERRED INCOME TAX LIABILITIES	1,978	1,978
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,948,967 and 11,709,275 outstanding at June 30, 2011 and December 31, 2010, respectively	119	117
Additional paid-in capital	163,841	162,447
Accumulated deficit	(1,686)	(12,062)
Accumulated other comprehensive income	1,764	66
Total shareholders’ equity	164,038	150,568
	$223,197	$199,876

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET SALES	$97,566	$81,256	$206,491	$153,551
COSTS AND EXPENSES:
Costs of operations	80,092	69,234	168,284	131,700
Selling, general and administrative expenses	7,697	6,677	15,846	13,154
Interest expense, net	214	76	360	186
Other (income) expense	(9)	48	(9)	90
Total costs and expenses	87,994	76,035	184,481	145,130
INCOME BEFORE INCOME TAXES	9,572	5,221	22,010	8,421
INCOME TAX PROVISION	3,796	2,064	8,790	3,255
NET INCOME	$5,776	$3,157	$13,220	$5,166
BASIC INCOME PER COMMON SHARE	$0.49	$0.27	$1.12	$0.44
DILUTED INCOME PER COMMON SHARE	$0.47	$0.26	$1.08	$0.43
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.00	$0.24	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,884	11,659	11,823	11,647
Diluted	12,295	12,181	12,274	12,141

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$13,220	$5,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	1,688
Provision for doubtful accounts	90	90
Stock-based compensation	200	200
Excess tax benefit from stock-based compensation	(395)	—
Issuance of non-employee director shares	100	94
Deferred income tax provision	443	2,705
Changes in operating assets and liabilities:
Accounts receivable	(7,102)	(13,787)
Inventories	(10,363)	734
Prepaid expenses	1,459	62
Other long-term assets	—	(256)
Accounts payable	3,905	11,482
Accrued liabilities	5,700	1,099
Net cash flows from operating activities	8,989	9,277
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(926)	(3,594)
Proceeds from sale of property, plant and equipment	989	24
Payments received on notes receivable	173	216
Net cash flows from investing activities	236	(3,354)
FINANCING ACTIVITIES:
Payments on long-term obligations	(37)	(138)
Payments of cash dividends	(2,844)	(1,163)
Proceeds from stock option exercises	1,799	280
Excess tax benefit from stock-based compensation	395	—
Payments for common stock repurchased	(1,098)	—
Additions to deferred financing costs	—	(35)
Net cash flows from financing activities	(1,785)	(1,056)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,157	(2,260)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	8,597	2,607
CASH AND TEMPORARY INVESTMENTS, beginning of period	46,334	36,160
CASH AND TEMPORARY INVESTMENTS, end of period	$54,931	$38,767
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$210	$276
Cash payments for income taxes, net of refunds	$2,004	$630

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

2.           BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding.  Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 411,000 and 522,000 potential dilutive common shares for the three months ended June 30, 2011 and 2010, respectively, and 451,000 and 494,000 for the six months ended June 30, 2011 and 2010, respectively.  For the three and six months ended June 30, 2011 and 2010, none of the outstanding stock options would have been anti-dilutive.

3.           INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Chassis	$13,223	$7,585
Raw materials	18,754	17,243
Work in process	7,898	7,181
Finished goods	10,233	6,929
	$50,108	$38,938

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

6.           LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Equipment and other notes payable	16	49
Less current portion	(16)	(44)
	$—	$5

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

At June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Current Credit Facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the Current Credit Facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Current Credit Facility because outstanding amounts of indebtedness under the Current Credit Facility are subject to variable interest rates.  Under the Current Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 1.94% at June 30, 2011).  Because there were no amounts outstanding under the Current Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended June 30, 2011.

7.           STOCK-BASED COMPENSATION

Stock compensation expense for each of the three months ended June 30, 2011 and 2010 was $100,000 and $200,000 for each of the six months ended June 30, 2011 and 2010 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The Company did not issue any stock options during the three months and six months ended June 30, 2011.  As of June 30, 2011, the Company had $532,000 of unrecognized compensation expense related to stock options with $199,000 to be expensed during the remainder of 2011 and $333,000 to be expensed in 2012.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the three months ended June 30, 2011 and 2010, options were exercised for the purchase of 186,717 shares of common stock at a weighted-average exercise price of $6.13 and 42,917 shares of common stock at a weighted-average exercise price of $6.18, respectively.  During the six months ended June 30, 2011 and 2010, options were exercised for the purchase of 298,652 shares of common stock at a weighted-average exercise price of $6.02 and 45,542 shares of common stock at a weighted-average exercise price of $6.14, respectively.

8.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The maximum amount of collateral that the Company could be required to purchase was approximately $16.7 million at June 30, 2011, and $13.2 million at December 31, 2010.  However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction.  The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At June 30, 2011, the Company had commitments of approximately $0.5 million for construction and acquisition of property, plant and equipment.

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

9.           INCOME TAXES

At June 30, 2011 and December 31, 2010, the Company had no unrecognized income tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2007 through 2009 remain open to examination for U.S. federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2007.

10.           SHAREHOLDERS EQUITY

Comprehensive Income

The Company had comprehensive income of $6.6 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and comprehensive income of $14.9 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.  Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

Dividends

On March 8, 2010, the Company’s board of directors adopted a dividend policy to consider and pay annual cash dividends subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, and declared the first such annual cash dividend of $.10 per share of common stock.  The dividend of $1,163,000 was paid on March 25, 2010 to shareholders of record as of March 18, 2010.  On March 7, 2011, the Company’s board of directors declared an annual cash dividend of $0.12 per share.  The dividend of $1,415,000 was paid on March 24, 2011 to shareholders of record as of March 17, 2011.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends.  In conjunction with this new policy the board of directors declared the first such quarterly dividend of $0.12 per share.  The dividend of $1,429,206 was paid on May 31, 2011 to shareholders of record as of May 23, 2011.

Stock Repurchase Program

In May 2011, the Company’s board of directors authorized the repurchase of up to $20.0 million of shares of its common stock.  Through June 30, 2011, a total of 65,800 shares have been repurchased for $1.1 million.

11.           GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales:
North America	$81,841	$67,719	$178,201	$127,098
Foreign	15,725	13,537	28,290	26,453
	$97,566	$81,256	$206,491	$153,551

	June 30, 2011	December 31, 2010
Long Lived Assets:
North America	$41,105	$42,838
Foreign	2,653	2,594
	$43,758	$45,432

12.           CUSTOMER INFORMATION

The Company’s largest customer accounted for 22.3% and 16.7% of consolidated net sales for the three months ended June 30, 2011 and 2010, respectively, and 32.5% and 17.3% of consolidated net sales for the six months ended June 30, 2011 and 2010, respectively.  The Company’s largest customer represented 24.4% and 22.0% of accounts receivable as of June 30, 2011 and December 31, 2010, respectively.

13.           RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In January 2009, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires the Company to submit financial statements in XBRL (extensible business reporting language) format with its SEC filings beginning June 30, 2011.

Recently Issued Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05).  This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income.  Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions under ASU 2011-05 are effective for fiscal years beginning after December 31, 2011.  The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

•	wavering levels of consumer confidence;

•
volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;

•	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment;

•	the overall effects of the global economic downturn; and

•	currently, the slow economic recovery.

We remain concerned about the continuing effects of these factors on the towing and recovery industry and with the cooperation of our employees have continued certain steps implemented in 2009 to lower costs in response to these uncertainties.  These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses.  Due to increased demand for our domestic products and higher production of follow-on government orders through prime contracts during 2010 and the first half of 2011, production hours at all facilities were restored and reduced work weeks and furloughs were eliminated.  We will continue to monitor our overall cost structure to ensure that it remains in line with business conditions.

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

During the second half 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to continue into the fourth quarter of 2011.  Through these follow-on orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008.  Although demand from our commercial customers has not recovered to pre-2008 levels, we have seen strengthening demand from these customers during 2010 and into 2011.  However, the increase in revenues in the first six months of 2011 is primarily due to the completion during the first quarter of 2011 of the government-related order secured in November 2010 from a prime contractor.  For the three months ended June 30, 2011, 22.3% of our consolidated sales were made to prime contractors for government-related orders, as compared to 41.6% of our sales for such sales during the first quarter of 2011 and 17.6% for the fourth quarter of 2010.  In July 2011, we were awarded an add-on order to manufacture 140 recovery units for a prime contractor under a government-related order.  These units are scheduled to be delivered through the end of 2011.  We continue to work to secure additional export and governmental orders, but we cannot predict the success or timing of any such orders.

There were no borrowings under the current credit facility at June 30, 2011.

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

Goodwill

Goodwill is tested for impairment annually or if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  We assess the fair value of goodwill using impairment testing generally based on a two-step test.  The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value.  If the fair value exceeds the carrying value the second step is not necessary.  If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value.  An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds it fair value.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.  Such events might include, but are not limited to, the impact of the economic environment or a material change in a relationship with significant customers.

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

Results of Operations–Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net sales for the three months ended June 30, 2011 increased 20.1% to $97.6 million from $81.3 million for the comparable period in 2010.  This increase was primarily attributable to increased revenues from a prime contractor for a government-related order discussed above, as well as increased activity from our commercial customers.

Costs of operations for the three months ended June 30, 2011 increased 15.7% to $80.1 million from $69.2 million for the comparable period in 2010, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations decreased as a percentage of sales from 85.2% to 82.1%, primarily due to product mix during the quarter consisting of a lower percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended June 30, 2011 increased to $7.7 million from $6.7 million for the three months ended June 30, 2010.  This increase was attributable to higher sales levels during the period, as well as increased sales commissions and incentives and medical costs.  As a percentage of sales, selling, general, and administrative expenses decreased to 7.9% for the three months ended June 30, 2011 from 8.2% for the three months ended June 30, 2010 due to the fixed nature of certain of these expenses.

Total interest expense increased to $214,000 from $76,000 for the three months ended June 30, 2011 as compared to the comparable period in 2010.  Increases in interest expense were primarily due to increases in interest on chassis purchases.

Other income and expense relate to foreign currency transaction gains and losses.  During the three months ended June 30, 2011, the gain was $9,000 compared to a loss of $48,000 for the prior year period.

The provision for income taxes for the three months ended June 30, 2011 and 2010 reflects a combined effective U.S. federal, state and foreign tax rate of 39.7% and 39.5%, respectively.

Results of Operations–Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net sales for the six months ended June 30, 2011 increased 34.5% to $206.5 million from $153.6 million for the comparable period in 2010.  This increase was primarily attributable to increased revenues from a prime contractor for a government-related order discussed above, which order was completed during the first quarter of 2011, as well as increased activity from our commercial customers.

Costs of operations for the six months ended June 30, 2011 increased 27.8% to $168.3 million from $131.7 million for the comparable period in 2010, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations decreased as a percentage of sales from 85.8% to 81.5% primarily due to product mix during the first six months of 2011 consisting of a lower percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the six months ended June 30, 2011 increased to $15.8 million from $13.2 million for the six months ended June 30, 2010.  This increase was attributable to higher sales levels during the period, as well as increased sales commissions and incentives and medical costs.  As a percentage of sales, selling, general, and administrative expenses decreased to 7.7% for the six months ended June 30, 2010 from 8.6% for the six months ended June 30, 2010 due to the fixed nature of certain of these expenses.

Total interest expense increased to $360,000 for the six months ended June 30, 2011 from $186,000 for the comparable prior year period.  Increases in interest expense were primarily due to increases in interest on chassis purchases.

Other income and expense relate to foreign currency transaction gains and losses.  During the six months ended June 30, 2011, the gain was $9,000 compared to a loss of $90,000 for the prior year period.

The provision for income taxes for the six months ended June 30, 2011 and 2010 reflects a combined effective U.S. federal, state and foreign tax rate of 39.9% and 38.7%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $9.0 million for the six months ended June 30, 2011, compared to $9.3 million for the comparable period in 2010.  The cash provided by operating activities for the 2011 period is attributable to higher net income and increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable and inventory.  These increases are attributable to the increased demand for our products as well as higher levels of production of follow-on governmental orders through prime contractors discussed above.

Cash provided by investing activities was $0.2 million for the six months ended June 30, 2011 compared to cash used in investing activities of $3.4 million for the comparable period in 2010.  The cash provided by investing activities for the 2011 period resulted from proceeds on the sale of certain fixed assets offset by fixed asset purchases during the six months, as opposed to much larger fixed assets purchases of $3.6 million in the 2010 period.

Cash used in financing activities was $1.8 million for the six months ended June 30, 2011, compared to $1.1 million for the comparable period in 2010.  The cash used in financing activities for the 2011 period was used to primarily pay cash dividends and repurchase shares of the Company’s common stock partially offset by proceeds from the exercise of stock options.

As of June 30, 2011, we had cash and cash equivalents of $54.9 million, exclusive of unused availability under our current credit facility.  Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, the repurchase of shares of the Company’s common stock and interest and principal payments on indebtedness, if any, under our current credit facility.  At June 30, 2011, the Company had commitments of approximately $0.5 million for construction and acquisition of property and equipment.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at June 30, 2011, with borrowings under our current credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2011 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

At June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the current credit facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the current credit facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Other Long-Term Obligations

At June 30, 2011, we had approximately $1.3 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 1.94% at June 30, 2011).  Because there were no amounts outstanding under the current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended June 30, 2011.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At June 30, 2011, we recognized a $1.7 million increase in our foreign currency translation adjustment account compared with December 31, 2010 because of weakening of the U.S. dollar against certain foreign currencies.  During the three months ended June 30, 2011 and 2010, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $9,000 and a loss of $48,000, respectively, and a gain of $9,000 for the six months ended June 30, 2011 compared to a loss of $90,000 for the comparable prior year period.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about purchases of our common stock by us and any affiliated purchasers during the three months ended June 30, 2011.  Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate.  However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may be purchased under the publicly announced plans or programs (1)
April 2011	—	$—	—	$—
May 2011	6,600	16.62	6,600	19,890,135
June 2011	59,200	16.66	59,200	18,902,040
Total second quarter	65,800	$16.66	65,800	$18,902,040
(1)	On May 11, 2011, we announced that our Board of Directors had authorized a plan to repurchase up to $20,000,000 of shares of our common stock.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.1	Amendment to Employment Agreement, dated as of April 18, 2011, by and between Miller Industries, Inc. and Jeffrey I. Badgley	–	8-K	April 18, 2011	10.1

31.1	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date:  August 9, 2011