Form 10-Q
period 2011-09-30
MILLER INDUSTRIES INC /TN/
filed 2011-11-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                           No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2011 was 11,206,510.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$35,653	$46,334
Accounts receivable, net of allowance for doubtful accounts of $1,720 and $1,843 at September 30, 2011 and December 31, 2010, respectively	72,497	60,110
Inventories	55,085	38,938
Prepaid expenses	2,005	3,556
Current deferred income taxes	4,801	5,218
Total current assets	170,041	154,156
PROPERTY, PLANT, AND EQUIPMENT, net	31,828	33,813
GOODWILL	11,619	11,619
OTHER ASSETS	268	288
	$213,756	$199,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$10	$44
Accounts payable	39,359	34,008
Accrued liabilities	16,721	13,273
Total current liabilities	56,090	47,325
LONG-TERM OBLIGATIONS, less current portion	—	5
DEFERRED INCOME TAX LIABILITIES	1,978	1,978
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,267,460 and 11,709,275 outstanding at September 30, 2011 and December 31, 2010, respectively	113	117
Additional paid-in capital	151,834	162,447
Accumulated earnings (deficit)	1,821	(12,062)
Accumulated other comprehensive income	1,920	66
Total shareholders’ equity	155,688	150,568
	$213,756	$199,876

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET SALES	$96,777	$73,664	$303,268	$227,215
COSTS AND EXPENSES:
Costs of operations	81,161	62,253	249,445	193,953
Selling, general and administrative expenses	7,477	6,499	23,323	19,653
Interest expense, net	174	60	534	246
Other (income) expense	(9)	37	(18)	127
Total costs and expenses	88,803	68,849	273,284	213,979
INCOME BEFORE INCOME TAXES	7,974	4,815	29,984	13,236
INCOME TAX PROVISION	3,102	1,891	11,893	5,146
NET INCOME	$4,872	$2,924	$18,091	$8,090
BASIC INCOME PER COMMON SHARE	$0.42	$0.25	$1.54	$0.69
DILUTED INCOME PER COMMON SHARE	$0.41	$0.24	$1.49	$0.67
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.00	$0.36	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,616	11,687	11,756	11,661
Diluted	11,965	12,168	12,175	12,151

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$18,091	$8,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,578	2,565
Provision for doubtful accounts	135	166
Stock-based compensation	299	299
Excess tax benefit from stock-based compensation	(556)	—
Issuance of non-employee director shares	100	94
Deferred income tax provision	417	4,418
Changes in operating assets and liabilities:
Accounts receivable	(12,420)	(17,873)
Inventories	(15,268)	4,804
Prepaid expenses	1,568	(510)
Other long-term assets	—	(257)
Accounts payable	5,109	9,682
Accrued liabilities	3,819	2,282
Net cash flows from operating activities	3,872	13,760
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,444)	(4,467)
Proceeds from sale of property, plant and equipment	989	24
Payments received on notes receivable	177	291
Net cash flows from investing activities	(278)	(4,152)
FINANCING ACTIVITIES:
Payments on long-term obligations	(44)	(155)
Payments of cash dividends	(4,209)	(1,163)
Proceeds from stock option exercises	2,100	362
Excess tax benefit from stock-based compensation	556	—
Payments for common stock repurchased	(13,673)	—
Additions to deferred financing costs	—	(51)
Net cash flows from financing activities	(15,270)	(1,007)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	995	(1,799)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(10,681)	6,802
CASH AND TEMPORARY INVESTMENTS, beginning of period	46,334	36,160
CASH AND TEMPORARY INVESTMENTS, end of period	$35,653	$42,962
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$714	$491
Cash payments for income taxes, net of refunds	$8,089	$977

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

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 349,000 and 481,000 potential dilutive common shares for the three months ended September 30, 2011 and 2010, respectively, and 419,000 and 490,000 for the nine months ended September 30, 2011 and 2010, respectively. For the three and nine months ended September 30, 2011 and 2010, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Chassis	$12,615	$7,585
Raw materials	21,875	17,243
Work in process	9,895	7,181
Finished goods	10,700	6,929
	$55,085	$38,938

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

6.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Equipment and other notes payable	10	49
Less current portion	(10)	(44)
	$—	$5

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

In the absence of a default, all borrowings under the Current Credit Facility bear interest at the LIBOR Rate plus 1.75% per annum. The Company will pay a non-usage fee under the Current Loan Agreement in an annual amount between 0.15% and 0.35% of the unused amount of the Current Credit Facility, which fee shall be paid quarterly. The Current Credit Facility is scheduled to expire on March 31, 2013.

At September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Current Credit Facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the Current Credit Facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Current Credit Facility because outstanding amounts of indebtedness under the Current Credit Facility are subject to variable interest rates. Under the Current Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 1.99% at September 30, 2011). Because there were no amounts outstanding under the Current Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2011.

7.	STOCK-BASED COMPENSATION

Stock compensation expense was $100,000 for each of the three month periods September 30, 2011 and 2010 and stock compensation expense was $300,000 for each of the nine month periods ended September 30, 2011 and 2010.  Stock compensation expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company did not issue any stock options during the three months and nine months ended September 30, 2011. As of September 30, 2011, the Company had $432,000 of unrecognized compensation expense related to stock options with $100,000 to be expensed during the remainder of 2011 and $332,000 to be expensed in 2012. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the three months ended September 30, 2011 and 2010, options were exercised for the purchase of 49,193 shares of common stock at a weighted-average exercise price of $6.11 and 13,833 shares of common stock at a weighted-average exercise price of $5.95, respectively. During the nine months ended September 30, 2011 and 2010, options were exercised for the purchase of 347,845 shares of common stock at a weighted-average exercise price of $6.04 and 59,375 shares of common stock at a weighted-average exercise price of $6.10, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $17.2 million at September 30, 2011, and $13.2 million at December 31, 2010. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At September 30, 2011, the Company had commitments of approximately $1.3 million for construction and acquisition of property, plant and equipment.

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

At September 30, 2011 and December 31, 2010, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2008 through 2010 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2008.

10.	SHAREHOLDERS EQUITY

Comprehensive Income

The Company had comprehensive income of $5.0 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively, and comprehensive income of $19.9 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively. Components of the Company’s other comprehensive income consist primarily of foreign currency translation adjustments.

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

On August 5, 2011, the Company’s board of directors declared a quarterly dividend of $0.12 per share.  The dividend of $1,364,963 was paid on August 26, 2011 to shareholders of record as of August 19, 2011.

Stock Repurchase Program

In May 2011, the Company’s board of directors authorized the repurchase of up to $20.0 million of shares of its common stock. Through September 30, 2011, a total of 796,500 shares have been repurchased for $13.7 million.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales:
North America	$84,344	$63,677	$262,545	$190,773
Foreign	12,433	9,987	40,723	36,442
	$96,777	$73,664	$303,268	$227,215

	September 30, 2011	December 31, 2010
Long Lived Assets:
North America	$40,729	$42,838
Foreign	2,718	2,594
	$43,447	$45,432

12.	CUSTOMER INFORMATION

The Company’s largest customer accounted for 22.3% and 22.0% of consolidated net sales for the three months ended September 30, 2011 and 2010, respectively, and 29.2% and 18.8% of consolidated net sales for the nine months ended September 30, 2011 and 2010, respectively. The Company’s largest customer represented 30.1% and 22.0% of accounts receivable as of September 30, 2011 and December 31, 2010, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In January 2009, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires the Company to submit financial statements in XBRL (extensible business reporting language) format with its SEC filings beginning June 30, 2011.

Recently Issued Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions under ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which will simplify how an entity tests for goodwill impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional. The provisions under ASU 2011-08 are effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011.  We are currently assessing the impact the adoption of this standard will have on our goodwill impairment testing.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry have continued certain steps implemented in 2009 to lower costs in response to these uncertainties. These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses. Due to increased demand for our domestic products and higher production of follow-on government orders through prime contracts during 2010 and the first nine months of 2011, production hours at all facilities were restored and reduced work weeks and furloughs were eliminated. We will continue to monitor our overall cost structure to ensure that it remains in line with business conditions.

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

During the second half of 2008, we began to secure follow-on governmental orders through prime contractors for which we now expect production to be completed during the fourth quarter of 2011. Through these follow-on orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008. Although demand from our commercial customers has not recovered to pre-2008 levels, we have seen strengthening demand from these customers during 2010 and 2011. However, the increase in revenues in the first nine months of 2011 is due primarily to the impact of our follow-on government orders.  For the three months ended September 30, 2011, 22.3% of our consolidated sales were made to prime contractors for government-related orders, as compared to 22.3% during the second quarter of 2011, 41.6% during the first quarter of 2011 and 17.6% during the fourth quarter of 2010.  We expect deliveries on our follow-on orders to continue at roughly current levels through the end of this year, but at this time we do not expect to receive additional follow-on government-related orders in the near term. We continue to work to secure additional domestic and foreign governmental orders, but we cannot predict the success or timing of any such efforts.

There were no borrowings under the current credit facility at September 30, 2011.

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

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived assets may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management or, if available, independent appraisals or sales price negotiations. The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions, and industry competition and general economic and business conditions among other factors. We believe that these estimates are reasonable, however, changes in any of these factors could affect these evaluations. Based on these estimations, we believe that our long-lived assets are appropriately valued.

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

Results of Operations–Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales for the three months ended September 30, 2011 increased 31.4% to $96.8 million from $73.7 million for the comparable period in 2010. This increase was primarily attributable to increased revenues from a prime contractor for a government-related order discussed above, as well as increased activity from our commercial customers.

Costs of operations for the three months ended September 30, 2011 increased 30.4% to $81.2 million from $62.3 million for the comparable period in 2010, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations decreased as a percentage of sales from 84.5% to 83.9%, primarily due to product mix during the quarter consisting of a lower percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended September 30, 2011 increased to $7.5 million from $6.5 million for the three months ended September 30, 2010. This increase was attributable to higher sales levels during the period, as well as increased sales commissions and incentives and medical costs. As a percentage of sales, selling, general, and administrative expenses decreased to 7.7% for the three months ended September 30, 2011 from 8.8% for the three months ended September 30, 2010 due to the fixed nature of certain of these expenses.

Total interest expense increased to $0.2 from $0.1 million for the three months ended September 30, 2011 as compared to the comparable period in 2010. Increases in interest expense were primarily due to increases in interest on chassis purchases.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended September 30, 2011, the gain was $9,000 compared to a loss of $37,000 for the prior year period.

The provision for income taxes for the three months ended September 30, 2011 and 2010 reflects a combined effective U.S. federal, state and foreign tax rate of 38.9% and 39.3%, respectively.

Results of Operations–Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales for the nine months ended September 30, 2011 increased 33.5% to $303.3 million from $227.2 million for the comparable period in 2010. This increase was primarily attributable to increased revenues from a prime contractor for a government-related order discussed above, which order was completed during the first quarter of 2011, as well as an add on order for this prime contractor.  The increase was also partially attributable to increased activity from our commercial customers.

Costs of operations for the nine months ended September 30, 2011 increased 28.6% to $249.4 million from $193.9 million for the comparable period in 2010, which was attributable to the increase in domestic and governmental sales described above. Overall, costs of operations decreased as a percentage of sales from 85.4% to 82.3% primarily due to product mix during the first nine months of 2011 consisting of a lower percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the nine months ended September 30, 2011 increased to $23.3 million from $19.7 million for the nine months ended September 30, 2010. This increase was attributable to higher sales levels during the period, as well as increased sales commissions and incentives and medical costs. As a percentage of sales, selling, general, and administrative expenses decreased to 7.7% for the nine months ended September 30, 2010 from 8.7% for the nine months ended September 30, 2010 due to the fixed nature of certain of these expenses.

Total interest expense increased to $0.5 million for the nine months ended September 30, 2011 from $0.2 million for the comparable prior year period. Increases in interest expense were primarily due to increases in interest on chassis purchases.

Other income and expense relate to foreign currency transaction gains and losses. During the nine months ended September 30, 2011, the gain was $18,000 compared to a loss of $0.1 million for the prior year period.

The provision for income taxes for the nine months ended September 30, 2011 and 2010 reflects a combined effective U.S. federal, state and foreign tax rate of 39.7% and 38.9%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $3.9 million for the nine months ended September 30, 2011, compared to $13.8 million for the comparable period in 2010. The cash provided by operating activities for the 2011 period is attributable to higher net income and increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable and inventory. These increases are attributable to the increased demand for our products as well as higher levels of production of follow-on governmental orders through prime contractors discussed above.

Cash used in investing activities was $0.3 million for the nine months ended September 30, 2011 compared to $4.1 million for the comparable period in 2010. The cash used in investing activities for the first nine months of 2011 was primarily for the purchase of property, plant and equipment offset by proceeds on the sale of certain fixed assets.

Cash used in financing activities was $15.3 million for the nine months ended September 30, 2011, compared to $1.0 million for the comparable period in 2010. The cash used in financing activities for the 2011 period was primarily for share repurchases, and also to pay cash dividends, partially offset by proceeds from the exercise of stock options.

As of September 30, 2011, we had cash and cash equivalents of $35.7 million, exclusive of unused availability under our current credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, the repurchase of shares of the Company’s common stock and interest and principal payments on indebtedness, if any, under our current credit facility. At September 30, 2011, the Company had commitments of approximately $1.3 million for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at September 30, 2011, with borrowings under our current credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2011 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.75% per annum. The Company will pay a non-usage fee under the current loan agreement in an annual amount between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly. The current credit facility is scheduled to expire on March 31, 2013.

At September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the current credit facility.

Previous Credit Facility

On April 6, 2010, in connection with the consummation of the current credit facility, the Company terminated its Credit Agreement with Wachovia Bank, National Association, which provided for a $27.0 million senior secured credit facility.

Other Long-Term Obligations

At September 30, 2011, we had approximately $1.1 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.75% per annum (for a rate of interest of 1.99% at September 30, 2011). Because there were no amounts outstanding under the current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended September 30, 2011.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We generally manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities, and not through the use of any financial or derivative instruments, forward contracts or hedging activities.  From time to time, we may use foreign currency contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At September 30, 2011, we recognized a $1.9 million increase in our foreign currency translation adjustment account compared with December 31, 2010 because of weakening of the U.S. dollar against certain foreign currencies. During the three months ended September 30, 2011 and 2010, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $9,000 and a loss of $37,000, respectively, and a gain of $18,000 for the nine months ended September 30, 2011 compared to a loss of $127,000 for the comparable prior year period.

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

The following table sets forth information about purchases of our common stock by us and any affiliated purchasers during the three months ended September 30, 2011. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may be purchased under the publicly announced plans or programs (1)
July 2011	31,500	$17.04	31,500	$18,364,159
August 2011	602,500	17.07	602,500	8,074,131
September 2011	96,700	18.04	96,700	6,327,027
Total third quarter	730,700	$17.19	730,700	$6,327,027

(1)	On May 11, 2011, we announced that our Board of Directors had authorized a plan to repurchase up to $20,000,000 of shares of our common stock.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: November 8, 2011