Form 10-K
period 2011-12-31
MILLER INDUSTRIES INC /TN/
filed 2012-03-07
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☐     Yes     ☒     No.

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $206,319,714 (based on 11,039,043 shares held by non-affiliates at $18.69 per share, the last sale price reported on the New York Stock Exchange on June 30, 2011).

At March 3, 2012 there were 11,029,631 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

i

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business  may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.  Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: economic and market conditions; the risks related to the general economic health of our customers; our customer’s access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; the success and timing of existing and additional export and governmental orders; the cyclical nature of our industry; changes in fuel and other transportation costs; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–”Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.  Such factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

ii

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

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim, the Middle East, South America and Africa, and through prime contractors to governmental entities.  Additionally, as a result of our ownership of Jige in France and Boniface in the United Kingdom, we have substantial distribution capabilities in Europe.  While most of our distributor agreements do not contain exclusivity provisions, management believes that approximately 85% of our independent distributors sell our products on an exclusive basis.  In addition to selling our products to towing operators, our independent distributors provide parts and service.  We also utilize sales representatives to exclusively market our products and provide expertise and sales assistance to our independent distributors.  Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

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

Transport Trailers.  Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles.  These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications.  These trailers are easy to load and transport 6 to 7 vehicles.  The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport.  Many professional towing operators have added auto transport trailers to their fleets to add to their service offerings.  Also, we design, engineer and manufacture special-use transport and trailer products.

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

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets.  In 2011, no single distributor accounted for more than 10% of our sales.  Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

In addition to providing services to our network of independent distributors, our sales force sells our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors.  In 2011, 26.8% of our consolidated net sales were made to the U.S. federal government through prime contractors.

To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors.  To increase exposure to our products, we also serve as the official recovery team for many automobile racing events, including NASCAR races at Daytona, Talladega, Richmond, Atlanta, Chicago, Kansas, California, Michigan, Darlington and the Rolex Daytona 24 Hour Race, among others.

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

Employees

We employed approximately 760 people as of December 31, 2011.  None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

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

Executive Officers of the Registrant

Information relating to our executive officers as of the end of the period covered by this Annual Report is set forth below.  William G. Miller, II is the son of William G. Miller.  Other than Messrs Miller and Miller, there are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller	65	Chairman of the Board

Jeffrey I. Badgley	59	Chief Executive Officer

Frank Madonia	63	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	61	Executive Vice President, Chief Financial Officer and Treasurer

William G. Miller, II	33	President

Vincent J. Tiano	47	Vice President, Sales - North America

William G. Miller has served as Chairman of the Board since April 1994.  Mr. Miller served as our Chief Executive Officer from April 1994 until June 1997, and as our Co-Chief Executive Officer from October 2003 until March 2011.  In June 1997, he was named Co-Chief Executive Officer, a title he shared with Jeffrey I. Badgley until November 1997.  Mr. Miller also served as our President from April 1994 to June 1996.  He served as Chairman of Miller Group, Inc. from August 1990 through May 1994, as its President from August 1990 to March 1993, and as its Chief Executive Officer from March 1993 until May 1994.  Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc. and The Signal Companies, Inc.

Jeffrey I. Badgley has served as our Chief Executive Officer since March, 2011, after serving as our President from June 1996 until March 2011 and as our Co-Chief Executive Officer with Mr. Miller from October 2003 until March 2011.  Mr. Badgley has served as a director since January 1996.  Mr. Badgley served as our Chief Executive Officer from November 1997 to October 2003.  In June 1997, he was named our Co-Chief Executive Officer, a title he shared with Mr. Miller until November 1997.  Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997.  In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996.  Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996.  He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation from 1982 until joining Miller Industries Towing Equipment Inc.

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

William G. Miller, II has served as President since March 2011, after serving as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011.  Mr. Miller served as Vice President of Strategic Planning of the Company from October 2007 until November 2009.  Mr. Miller served as Light Duty General Manager from November 2004 to October 2007 and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

Vincent J. Tiano has served as Vice President, Sales – North America of the Company since March 2011.  From March 2008 to March 2011 Mr. Tiano served as Vice President of Miller Industries Towing Equipment Inc.  From May 1997 to March 2008, Mr. Tiano served as Director, Chassis and Trailer Division of Miller Industries Towing Equipment Inc.  Mr. Tiano served as a sales representative for Kenworth of Tennessee from January 1993 to April 1997.

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

For 2011, 2010 and 2009, 26.8%, 18.5% and 19.4%, respectively, of our consolidated net sales were made to the U.S. federal government through prime contractors.  Prior to 2009, no one customer accounted for more than 10% of our consolidated net sales in any fiscal year.  The loss of our U.S. government work, in whole or in part, or the failure to secure follow-on orders from the U.S. government could adversely affect our results of operations. Our U.S. government business is subject to the following risks, among others: (i) this business is susceptible to changes in U.S. government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract.  At this time we do not expect to receive additional follow-on government-related orders in the near term. We continue to work to secure additional domestic and foreign governmental orders, but we cannot predict the success or timing of any such efforts.

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

A significant portion of our net sales and production in 2011 were outside the United States, primarily in Europe.  As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations.  Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro.  We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2010
First Quarter	$13.45	$10.85
Second Quarter	15.49	11.79
Third Quarter	14.85	11.41
Fourth Quarter	16.03	13.02
Year Ended December 31, 2011
First Quarter	$17.20	$14.30
Second Quarter	18.85	15.04
Third Quarter	20.05	14.65
Fourth Quarter	21.29	14.78
Year Ending December 31, 2012
First Quarter (through March 3, 2012)	$17.80	$14.80

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2011 was 551 and 3,900, respectively.

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength, and declared the first such annual cash dividend of $0.10 per share.  On March 7, 2011, the Company’s board of directors declared an annual cash dividend of $0.12 payable on March 24, 2011 to shareholders of record as of March 17, 2011.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends. In conjunction with this new policy the board of directors declared the first such quarterly dividend of $0.12 per share payable on May 31, 2011 to shareholders of record as of May 23, 2011.  On August 5, 2011, the Company’s board of directors declared a quarterly dividend of $0.12 per share payable on August 26, 2011 to shareholders of record as of August 19, 2011.  Finally, on November 7, 2011, the Company’s board of directors declared a quarterly dividend of $0.12 per share payable on December 19, 2011 to shareholders of record as of December 5, 2011.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by our board of directors.  Covenants under our current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various other restrictions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may be purchased under the publicly announced plans or programs (1)

October 2011	76,250	$17.71	76,250	$4,974,598
November 2011	172,050	16.01	172,050	2,214,496
December 2011	139,400	15.85	139,400	—
	387,700	$16.29	387,700	$—

(1)   On May 11, 2011, we announced that our Board of Directors had authorized a plan to repurchase up to $20,000,000 of our common stock.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2011.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 29, 2006 through December 30, 2011.  The respective returns assume reinvestment of dividends paid.

	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
Miller Industries, Inc.	100	57	22	47	59	66
NYSE Composite Index	100	107	63	79	87	82
S&P Construction Index	100	136	56	91	157	138

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$412,659	$306,897	$237,567	$270,989	$400,032
Costs and Expenses:
Costs of operations	342,557	260,566	202,272	237,362	343,885
Selling, general, and administrative expenses	31,407	26,665	24,905	25,940	27,396
Interest expense	728	305	883	1,241	3,392
Other Expense (Income)	(161)	71	(442)	678	(291)
Total costs and expenses	374,531	287,607	227,618	265,221	374,382

Income before income taxes	38,128	19,290	9,949	5,768	25,650
Income tax provision	15,120	7,583	3,933	2,182	9,319
Net income	$23,008	$11,707	$6,016	$3,586	$16,331
Basic net income per common share:	$1.98	$1.00	$0.52	$0.31	$1.41
Diluted net income per common share:	$1.92	$0.96	$0.51	$0.31	$1.40
Weighted average shares outstanding:
Basic	11,600	11,671	11,611	11,594	11,556
Diluted	11,984	12,163	11,902	11,656	11,655

	December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:
Working capital	$109,760	$106,831	$94,247	$79,364	$82,092
Total assets	211,842	199,876	172,320	174,281	189,042
Long-term obligations, less current portion	—	5	185	2,417	4,203
Common shareholders’ equity	152,651	150,568	141,439	131,972	132,488

	December 31,
	2011	2010	2009	2008	2007

Other Data:
Cash dividend per share	$0.48	$0.10	$—	$—	$—

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and with the cooperation of our employees have continued certain steps implemented in 2009 to lower costs in response to these uncertainties.  These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses.  Due to increased demand for our domestic products and higher production of follow-on government orders through prime contractors during 2010 and 2011, production hours at all facilities have been restored and reduced work weeks and furloughs have been eliminated.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

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

During the second half of 2008, we began to secure follow-on governmental orders through prime contractors for which production was completed during the fourth quarter of 2011. Through these follow-on orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008. Although demand from our commercial customers has not recovered to pre-2008 levels, we have seen strengthening demand from these customers during 2010 and 2011. However, the increase in revenues in 2011 is due primarily to the impact of our follow-on government orders.  For fiscal year, 2011, 26.8% of our consolidated sales were made to prime contractors for government-related orders, as compared to 18.5% during 2010.  At this time we do not expect to receive additional follow-on government-related orders in the near term. We continue to work to secure additional domestic and foreign governmental orders, but we cannot predict the success or timing of any such efforts.

There were no borrowings under our current credit facility at December 31, 2011.

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

Goodwill

Goodwill is tested for impairment annually or if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process.  If we choose to perform a qualitative analysis of goodwill and determine that fair value more likely than not exceeds the carrying value, no further testing is needed.  If we choose the two-step approach, the first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value.  If the fair value exceeds the carrying value the second step is not necessary.  If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value.  An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds it fair value.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.  Such events might include, but are not limited to, the impact of the economic environment or a material change in a relationship with significant customers.

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

	2011	2010	2009
Net Sales	100%	100.0%	100.0%
Costs and expenses:
Costs of operations	83.0%	84.8%	85.1%
Selling, general and administrative	7.6%	8.6%	10.5%
Interest expense	0.2%	0.1%	0.4%
Other Expense (Income)	(0.0)%	0.2%	(0.2)%
Total costs and expenses	90.8%	93.7%	95.8%
Income before income taxes	9.2%	6.3%	4.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales were $412.7 million for the year ended December 31, 2011, compared to $306.9 million for the year ended December 31, 2010, an increase of 34.5%.  This increase is primarily attributable to increased revenues from a prime contractor for a government-related order described above, as well as increased activity from our commercial customers.

Costs of operations increased 31.5% to $342.6 million for the year ended December 31, 2011 from $260.6 million for the year ended December 31, 2010, which was attributable to the increase in commercial and governmental sales described above.  Overall, costs of operations as a percentage of net sales decreased slightly from 84.8% for the year ended December 31, 2010 to 83.0% for the year ended December 31, 2011, primarily due to product mix during the year consisting of a lower percentage of lower margin chassis sales.

Selling, general and administrative expenses for the year ended December 31, 2011 increased to $31.4 million from $26.7 million for the year ended December 31, 2010.  The increase was attributable to higher sales levels, as well as increased sales commissions, incentives and medical costs.  As a percentage of sales, selling, general and administrative expenses decreased to 7.6% for 2011 from 8.6% for 2010 due to the fixed nature of certain of these expenses.

Interest expense increased to $0.7 million for the year ended December 31, 2011 from $0.3 million for the year ended December 31, 2010, primarily due to increases in interest on chassis purchases.

Other income and expense relates to foreign currency transaction gains and losses.  During 2011, the net gain was $161,000 compared to a net loss of $71,000 for 2010.

The provision for income taxes for the years ended December 31, 2011 and 2010 reflects a combined federal, state and foreign tax rate of 39.7% and 39.3%, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales were $306.9 million for the year ended December 31, 2010, compared to $237.6 million for the year ended December 31, 2009, an increase of 29.2%. This increase is attributable to increased demand for our domestic products particularly for completed recovery vehicles containing company-purchased chassis, as well as higher production of follow-on orders through prime contractors.  These increases were partially offset by lower foreign sales.

Costs of operations increased 28.8% to $260.6 million for the year ended December 31, 2010 from $202.3 million for the year ended December 31, 2009.  The increase in cost of operations was attributable to higher production levels resulting from the increase in domestic and governmental sales.  Overall, costs of operations as a percentage of sales decreased slightly from 85.1% for the year ended December 31, 2009 to 84.8% for the year ended December 31, 2010.

Selling, general and administrative expenses for the year ended December 31, 2010 increased to $26.7 million from $24.9 million for the year ended December 31, 2009.  The increase was attributable to higher costs resulting from increased production due to higher sales levels during the period.  As a percentage of sales, selling, general and administrative expenses decreased to 8.6% for 2010 from 10.5% for 2009 due to the fixed nature of many of these expenses.

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

Liquidity And Capital Resources

Cash provided by operating activities was $28.3 million for the year ended December 31, 2011, compared to $17.5 million for the year ended December 31, 2010, and $19.7 million for the year ended December 31, 2009.  The cash provided by operating activities for 2011 is attributable to higher net income and increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable and inventory.  These increases are the result of increased demand for our products as well as higher levels of production of follow-on governmental orders through prime contractors as described above.

Cash used in investing activities was $2.8 million for the year ended December 31, 2011, compared to $4.9 million for the year ended December 31, 2010, and $0.5 million for the year ended December 31, 2009.  The cash used in investing activities for 2011 was primarily for the purchase of property, plant and equipment, offset by proceeds from the sale of certain fixed assets.

Cash used in financing activities was $21.5 million for the year ended December 31, 2011, compared to $0.9 million for the year ended December 31, 2010, and $3.9 million for the year ended December 31, 2009.  The cash used in financing activities in 2011 was primarily for share repurchases and also to pay cash dividends, partially offset by proceeds from the exercise of stock options.

Over the past year, we generally have used available cash flow from operations to pay dividends, for stock repurchases and to pay for capital expenditures.

As of December 31, 2011, we had cash and cash equivalents of $50.2 million, exclusive of unused availability under our current credit facility.  Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, stock repurchases and interest and principal payments on indebtedness, if any, under our current credit facility.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2011, with borrowings under our current credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2012 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011.

	Payment Due By Period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment Notes Payable	$5	$5	$—	$—	$—
Operating Lease Obligations	890	493	322	75	—
Purchase Obligations (2)	17,788	17,788	—	—	—
Commitments for construction and acquisition of plant and equipment	760	760	—	—	—
Total	$19,443	$19,046	$322	$75	$—

(1)	Amounts do not include potential contingent obligations of $18.1 million under repurchase commitments with third-party lenders in the event of customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facilities and Other Obligations

Current Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility.  On December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million.  The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.  The current credit facility is scheduled to expire March 31, 2014.

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

Outstanding Borrowings

There was no outstanding borrowings under the credit facility as of December 31, 2011 and 2010.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.80% at December 31, 2011).  Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2011.

Other Long-Term Obligations

We had approximately $5,000 of equipment notes payable and other long-term obligations at December 31, 2011.  We also had approximately $0.9 million in non-cancellable operating lease obligations at December 31, 2011.

Recent Accounting Pronouncements

       Recently Adopted Standards

In January 2009, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires the Company to submit financial statements in XBRL (extensible business reporting language) format with its SEC filings beginning June 30, 2011.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment”, which will simplify how an entity tests for goodwill impairment.   After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional.  The provisions under ASU 2011-08 are effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011, with early adoption permitted.  We elected to early adopt this guidance on October 1, 2011, with no impact on our consolidated financial statements.

       Recently Issued Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions under ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.80% at December 31, 2011).  Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2011.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities.  Additionally, from time to time, we enter into certain forward foreign currency exchange contracts that are not designated as a hedging instrument in order to the mitigate our foreign currency exchange risk.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At December 31, 2011, we recognized a $71,000 increase in our foreign currency translation adjustment account compared with December 31, 2010.  During the years ended December 31, 2011, 2010 and 2009, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a $0.2 million gain, $0.1 million loss and $0.4 million gain, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Part IV, Item 15 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on our assessment under those criteria, we concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which appears herein.

March 7, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited Miller Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 7, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 7, 2012

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

3.           Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	–	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	–	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	–	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	–	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	–	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	–	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	–	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	–	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	–	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.6

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	–	Form 10-Q	May 6, 2009	10.7

10.18	Non-Employee Director Stock Plan**	–	Schedule 14A	January 23, 2004	Annex A

10.19	Miller Industries, Inc. 2005 Equity Incentive Plan**	–	Schedule 14A	May 2, 2005	Annex B

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.20	Loan Agreement, dated April 6, 2010, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	–	Form 8-K	April 12, 2010	10.1

10.21	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	–	Form 8-K	April 12, 2010	10.2

10.22	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	–	Form 8-K	April 12, 2010	10.3

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii)  Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.*

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
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee
March 7, 2012

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

(In thousands, except share data)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$50,153	$46,334
Accounts receivable, net of allowance for doubtful accounts of $1,691 and $1,843, at December 31, 2011 and 2010, respectively	61,085	60,110
Inventories	48,240	38,938
Prepaid expenses	2,219	3,556
Current deferred income taxes	5,144	5,218
Total current assets	166,841	154,156
PROPERTY, PLANT, AND EQUIPMENT, net	33,120	33,813
GOODWILL	11,619	11,619
OTHER ASSETS	262	288
	$211,842	$199,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$5	$44
Accounts payable	39,692	34,008
Accrued liabilities	17,384	13,273
Total current liabilities	57,081	47,325

LONG-TERM OBLIGATIONS, less current portion	—	5
DEFERRED INCOME TAX LIABILITIES	2,110	1,978
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 11,000,119 and 11,709,275, outstanding at December 31, 2011 and 2010, respectively	110	117
Additional paid-in capital	147,004	162,447
Accumulated surplus (deficit)	5,400	(12,062)
Accumulated other comprehensive income	137	66
Total shareholders’ equity	152,651	150,568
	$211,842	$199,876

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	2011	2010	2009
NET SALES	$412,659	$306,897	$237,567

COSTS AND EXPENSES
Costs of operations	342,557	260,566	202,272
Selling, general, and administrative expenses	31,407	26,665	24,905
Interest expense, net	728	305	883
Other Expense (Income)	(161)	71	(442)

Total costs and expenses	374,531	287,607	227,618

INCOME BEFORE INCOME TAXES	38,128	19,290	9,949
INCOME TAX PROVISION	15,120	7,583	3,933

NET INCOME	$23,008	$11,707	$6,016

BASIC INCOME PER COMMON SHARE	$1.98	$1.00	$0.52

DILUTED INCOME PER COMMON SHARE	$1.92	$0.96	$0.51

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.48	$0.10	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,600	11,671	11,611
Diluted	11,984	12,163	11,902

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share data)

	Common Stock	Additional Paid- In Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2008	$116	$160,919	$(28,622)	$(441)	$131,972
Components of comprehensive income:
Net income	—	—	6,016	—	6,016
Foreign currency translation adjustments	—	—	—	2,858	2,858
Total comprehensive income (loss)	—	—	6,016	2,858	8,874
Issuance of common stock to non-employee directors (14,562)	—	75	—	—	75
Exercise of stock options (18,955)	—	119	—	—	119
Stock-based compensation expense	—	399	—	—	399
BALANCE, December 31, 2009	116	161,512	(22,606)	2,417	141,439
Components of comprehensive income:
Net income	—	—	11,707	—	11,707
Foreign currency translation adjustments	—	—	—	(2,351)	(2,351)
Total comprehensive income	—	—	11,707	(2,351)	9,356
Issuance of common stock to non-employee directors (7,835)	—	93	—	—	93
Exercise of stock options (74,125)	1	443	—	—	444
Stock-based compensation expense	—	399	—	—	399
Dividends paid, $0.10 per share	—	—	(1,163)	—	(1,163)
BALANCE, December 31, 2010	117	162,447	(12,062)	66	150,568
Components of comprehensive income:
Net income	—	—	23,008	—	23,008
Foreign currency translation adjustments	—	—	—	71	71
Total comprehensive income	—	—	23,008	71	23,079
Issuance of common stock to non-employee directors (6,840)	—	100	—	—	100
Exercise of stock options (468,204)	5	2,762	—	—	2,767
Repurchase of common stock (1,184,200)	(12)	(19,988)	—	—	(20,000)
Stock-based compensation expense	—	399	—	—	399
Excess tax effect for stock-based compensation	—	1,284	—	—	1,284
Dividends paid, $0.48 per share	—	—	(5,546)	—	(5,546)
BALANCE, December 31, 2011	$110	$147,004	$5,400	$137	$152,651

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$23,008	$11,707	$6,016
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,675	3,533	3,514
Deferred tax provision	206	6,008	1,735
Provision for doubtful accounts	240	220	714
Stock-based compensation	399	399	399
Excess tax benefit from stock-based compensation	(1,284)	—	—
Issuance of non-employee director shares	100	93	75
(Gain) Loss on disposals of equipment	—	(28)	70
Changes in operating assets and liabilities:
Accounts receivable	(1,365)	(16,378)	7,629
Inventories	(9,360)	(4,081)	9,239
Prepaid expenses	1,338	(1,283)	(379)
Other long-term assets	—	(257)	—
Accounts payable	5,886	15,362	(8,882)
Accrued liabilities	5,495	2,230	(411)
Net cash flows from operating activities	28,338	17,525	19,719
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,961)	(5,279)	(755)
Proceeds from sale of equipment	1,017	24	1
Payments received on notes receivables	177	390	212
Net cash flows from investing activities	(2,767)	(4,865)	(542)
FINANCING ACTIVITIES:
Payments on long-term obligations	(47)	(178)	(4,094)
Borrowings under long-term obligations	—	—	46
Payments of cash dividends	(5,546)	(1,163)	—
Additions to deferred financing costs	—	(51)	—
Proceeds from exercise of stock options	2,766	443	119
Excess tax benefit from stock-based compensation	1,284	—	—
Payments for common stock repurchased	(20,000)	—	—
Net cash flows from financing activities	(21,543)	(949)	(3,929)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(209)	(1,537)	1,467
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	3,819	10,174	16,715
CASH AND TEMPORARY INVESTMENTS, beginning of year	46,334	36,160	19,445
CASH AND TEMPORARY INVESTMENTS, end of year	$50,153	$46,334	$36,160
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$968	$692	$1,191
Cash payments for income taxes, net of refunds	$12,578	$1,150	$2,755

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (the “Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment.  The principal markets for the Company’s towing and recovery equipment are approximately 100 independent distributors and the users of towing and recovery equipment located primarily throughout North America, and other customers throughout the world.  The Company’s products are marketed under the brand names of Century®, Challenger®, Holmes®, Champion®, Eagle®, Titan®, JigeTM, BonifaceTM, Vulcan®, and ChevronTM.

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Chassis	$12,807	$7,585
Raw materials	18,725	17,243
Work in process	8,426	7,181
Finished goods	8,282	6,929
	$48,240	$38,938

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

Property, plant and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Land and improvements	$4,887	$4,772
Buildings and improvements	32,253	30,909
Machinery and equipment	26,212	25,920
Furniture and fixtures	7,971	7,560
Software costs	7,294	7,251
	78,617	76,412
Less accumulated depreciation	(45,497)	(42,599)
	$33,120	$33,813

The Company recognized $3,648,000, $3,502,000 and $3,475,000, in depreciation expense in 2011, 2010 and 2009, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted net income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 384,000, 492,000 and 291,000 potential dilutive common shares in 2011, 2010 and 2009 respectively.  For 2011, 2010 and 2009, none of the outstanding stock options would have been anti-dilutive.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets.  Management believes that its long-lived assets are appropriately valued.

Goodwill

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.  Goodwill is not amortized.  However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount had been impaired.  The Company reviews goodwill for impairment utilizing a qualitative assessment or a two-step process.  If the qualitative analysis of goodwill is utilized and it is determined that fair value more likely than not exceeds the carrying value, no further testing is needed.  If the two-step approach is chosen, first, the carrying value of the entity is compared to the fair value.  If the fair value is less, a comparison of the carrying value of goodwill to the fair value of goodwill is performed to determine if a writedown is required.

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547,000 at December 31, 2011 and 2010.  At December 31, 2011 and 2010, all intangible assets subject to amortization were fully amortized.  As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2011 and 2010 was $45,000 and $19,000, respectively.  Amortization expense in 2011, 2010 and 2009, was $27,000, $32,000 and $39,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.  Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Accrued wages, commissions, bonuses and benefits	$6,009	$5,143
Accrued products warranty	5,322	2,738
Accrued income taxes	1,628	1,036
Other	4,425	4,356
	$17,384	$13,273

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

Stock-Based Compensation

Stock compensation expense was $399,000 for 2011, 2010, and 2009.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004:  expected dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 2.94%; and expected life of 5.5 years.  Using these assumptions, the fair value of options granted in 2004 is approximately $1,242,000, which was amortized as compensation expense over the vesting period of the options.  No options were granted during 2011 or 2010.  The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years.  Using these assumptions, the fair value of options granted in 2008 was $1,596,000, which is being amortized as compensation expense over the vesting period.

At December 31, 2011, the Company had $332,000 of unrecognized compensation expense related to stock options, which will be expensed in 2012.  The Company issued approximately 468,000 and 74,000 shares of common stock during 2011 and 2010, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  Warranty expense in 2011, 2010 and 2009, was $3,908,000, $2,411,000 and $2,295,000, respectively.

The table below provides a summary of the warranty liability for December 31, 2011 and 2010 (in thousands):

	2011	2010
Accrual at beginning of the year	$2,738	$1,995
Provision	3,908	2,411
Settlement and Other	(1,324)	(1,668)
Accrual at end of year	$5,322	$2,738

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts.  Foreign currency translation adjustments resulting from such translations are included in shareholders’ equity.  Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency.  Gains and losses resulting from foreign currency transactions are included in other income (expense) in our consolidated statement of income.

Derivative Financial Instruments

The Company periodically enters into certain forward foreign currency exchange contracts that are designed to mitigate foreign currency risk.  These contracts are not designated as hedging instruments.  At December 31, 2011, the Company had a foreign currency exchange contract (Euros to Dollars) in the total amount of $0.6 million with a maturity of April 2012.  No such contracts were in place at the end of 2010.  The fair value of the contract is presented in accounts receivable in our consolidated balance sheet.  Changes in the fair value of the foreign currency exchange contracts are recognized each period in other income (expense) in our consolidated statement of income.  A gain of $43,000 was recognized for 2011.

Recent Accounting Pronouncements

Recently Adopted Standards

In January 2009, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires the Company to submit financial statements in XBRL (extensible business reporting language) format with its SEC filings beginning June 30, 2011.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment”, which will simplify how an entity tests for goodwill impairment.   After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional.  The provisions under ASU 2011-08 are effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011, with early adoption permitted.  We elected to early adopt this guidance on October 1, 2011, with no impact on our consolidated financial statements.

Recently Issued Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions under ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010

Equipment notes, weighted average interest rate of 4.4%, payable in monthly installments	$5	$49
Less current portion	(5)	(44)
	$—	$5

Credit Facilities

Current Credit Facility.  On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility, and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Current Credit Facility”).  The Current Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the Current Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Current Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Current Credit Facility, which fee shall be paid quarterly.  The Current Credit Facility is scheduled to expire March 31, 2014.

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

At December 31, 2011 and 2010, the Company had no outstanding borrowings under the Current Credit Facility.

Interest Rate Sensitivity.  Changes in interest rates affect the interest paid on indebtedness under our Current Credit Facility because the outstanding amounts of indebtedness under our Current Credit Facility are subject to variable interest rates.  Under our Current Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.80% at December 31, 2011).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2011.

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2011, 2010 and 2009 were 0.6 million.

A summary of the activity of stock options for the years ended December 31, 2011, 2010 and 2009, is presented below (shares in thousands):

	2011		2010		2009
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	831	$5.82	905	$5.83	930	$5.87
Granted	—	—	—	—	—	—
Exercised	(468)	5.91	(74)	5.99	(19)	6.23
Forfeited and cancelled	(3)	5.49	—	—	(6)	10.79
Outstanding at End of Period	$360	$5.71	831	$5.82	905	$5.83
Options exercisable at year end	161	$5.98	430	$6.13	304	$6.50
Weighted average fair value of options granted		$—		$—		$—

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2011 is presented below (shares in thousands):

Exercise Price Range			Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$5.49	–	$8.24	332	$5.49	6.9	133	$5.49
8.31	–	10.94	28	8.31	2.2	28	8.31
Total			360	$5.71	6.5	161	$5.98

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings, office equipment and trucks. Rental expense under these leases was $1,570,000, $1,346,000 and $1,331,000 in 2011, 2010 and 2009, respectively.

At December 31, 2011 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows (in thousands):

2012	$493
2013	214
2014	108
2015	71
2016	4
Thereafter	—
$890

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral the Company could be required to purchase was approximately $18.1 million and $13.2 million at December 31, 2011 and 2010, respectively.  No repurchases of products were required during 2011 or 2010.

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

The provision for income taxes on income consisted of the following in 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Current:
Federal	$12,314	$300	$—
State	1,428	634	235
Foreign	1,584	641	1,963
	15,326	1,575	2,198
Deferred:
Federal	(245)	5,874	1,444
State	(27)	68	302
Foreign	66	66	(11)
	(206)	6,008	1,735
	$15,120	$7,583	$3,933

The principal differences between the federal statutory tax rate and the income tax expense in 2011, 2010 and 2009:

	2011	2010	2009
Federal statutory tax rate	35.0%	34.4%	34.3%
State taxes, net of federal tax benefit	4.0%	2.8%	3.2%
Excess of foreign tax over US tax on foreign income	0.6%	0.8%	0.5%
Other	0.1%	1.3%	1.5%
Effective tax rate	39.7%	39.3%	39.5%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$53	$69
Accruals and reserves	4,024	3,287
Net operating loss carryforward	—	447
Other	1,067	1,415
Total deferred tax assets	5,144	5,218
Deferred tax liabilities:
Property, plant, and equipment	2,110	1,978
Total deferred tax liabilities	2,110	1,978
Net deferred tax asset	$3,034	$3,240

As of December 31, 2011, the Company has no federal or state net operating loss carryforwards.

At December 31, 2011 and 2010, the Company had no unrecognized tax positions.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

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

8.	SHAREHOLDERS EQUITY

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

On November 7, 2011, the Company’s board of directors declared a quarterly dividend of $0.12 per share.  The dividend of $1,336,687 was paid on December 19, 2011 to shareholders of record as of December 5, 2011.

Stock Repurchase Program

In May 2011, the Company’s board of directors authorized the repurchase of up to $20.0 million of shares of its common stock. At December 31, 2011, the repurchase program was complete and total of 1,184,200 shares have been repurchased for $20.0 million.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service.  The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations.  For 2011, 2010 and 2009, the Company matched 50% of the first 5% of participant contributions.  Matching contributions vest over the first five years of employment.  Company contributions to the plan were $409,000, $344,000 and $314,000 in 2011, 2010 and 2009, respectively.

10.           GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers) (in thousands):

	2011		2010		2009
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$356,257	$42,147	$257,740	$42,838	$180,722	$40,896
Foreign	56,402	2,592	49,157	2,594	56,845	2,926
	$412,659	$44,739	$306,897	$45,432	$237,567	$43,822

11.           CUSTOMER INFORMATION

The Company’s largest customer accounted for 26.8% of consolidated sales for 2011, and 18.5% and 19.4% of consolidated sales for 2010 and 2009, respectively.  At December 31, 2011 and 2010, the Company’s largest customer represented 7.2% and 22.0%, respectively, of accounts receivable.

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share
2011
First Quarter	$108,925	$12,584	$7,444	$0.63	$0.61	$0.12
Second Quarter	97,566	9,777	5,776	0.49	0.47	0.12
Third Quarter	96,777	8,139	4,871	0.42	0.41	0.12
Fourth Quarter	109,391	8,195	4,917	0.44	0.43	0.12
Total	$412,659	$38,695	$23,008	$1.98	$1.92	$0.48

2010
First Quarter	$72,295	$3,351	$2,008	$0.17	$0.17	$0.00
Second Quarter	81,256	5,345	3,157	0.27	0.26	0.10
Third Quarter	73,664	4,912	2,924	0.25	0.24	0.00
Fourth Quarter	79,682	6,058	3,618	0.31	0.29	0.00
Total	$306,897	$19,666	$11,707	$1.00	$0.96	$0.10

13.           SUBSEQUENT EVENT

On March 7, 2012, the Company’s board of directors declared an annual cash dividend of $0.13 per share.  The dividend is payable March 26, 2012 to shareholders of record as of March 19, 2012.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period
	(In Thousands)
Year ended December 31, 2009
Deduction from asset accounts:
Allowance for doubtful accounts	$1,881	714	(505)	$2,090

Year ended December 31, 2010
Deduction from asset accounts:
Allowance for doubtful accounts	$2,090	220	(467)	$1,843

Year ended December 31, 2011
Deduction from asset accounts:
Allowance for doubtful accounts	$1,843	240	(392)	$1,691

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2012.
MILLER INDUSTRIES, INC.

By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 7th day of March, 2012.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Chief Executive Officer and Director
Jeffrey I. Badgley

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
J. Vincent Mish

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of the Registrant

23.1	Consent of Joseph Decosimo and Company, PLLC

24	Power of Attorney (see signature page)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii)  Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.