Form 10-Q
period 2012-03-31
MILLER INDUSTRIES INC /TN/
filed 2012-05-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                           No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 3, 2012 was 11,065,781.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such words, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, economic and market conditions; the risks related to the general economic health of our customers; the success and timing of existing and additional export and governmental orders; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; changes in fuel and other transportation costs; the cyclical nature of our industry; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2011, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$37,587	$50,153
Accounts receivable, net of allowance for doubtful accounts of $1,755 and $1,691 at March 31, 2012 and December 31, 2011, respectively	74,327	61,085
Inventories	52,412	48,240
Prepaid expenses	3,353	2,219
Current deferred income taxes	5,171	5,144
Total current assets	172,850	166,841
PROPERTY, PLANT, AND EQUIPMENT, net	32,918	33,120
GOODWILL	11,619	11,619
OTHER ASSETS	256	262
	$217,643	$211,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$2	$5
Accounts payable	46,067	39,692
Accrued liabilities	15,351	17,384
Total current liabilities	61,420	57,081
LONG-TERM OBLIGATIONS, less current portion	---	---
DEFERRED INCOME TAX LIABILITIES	2,110	2,110
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized, 11,057,531 and 11,000,119 outstanding at March 31, 2012 and December 31, 2011, respectively	111	110
Additional paid-in capital	147,594	147,004
Accumulated earnings (deficit)	5,973	5,400
Accumulated other comprehensive income	435	137
Total shareholders’ equity	154,113	152,651
	$217,643	$211,842

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2012	2011
NET SALES	$94,957	$108,925
COSTS AND EXPENSES:
Costs of operations	84,073	88,192
Selling, general and administrative expenses	7,002	8,149
Interest expense, net	217	146
Other (income) expense	336	---
Total costs and expenses	91,628	96,487
INCOME BEFORE INCOME TAXES	3,329	12,438
INCOME TAX PROVISION	1,319	4,994
NET INCOME	$2,010	$7,444
BASIC INCOME PER COMMON SHARE	$0.18	$0.63
DILUTED INCOME PER COMMON SHARE	$0.18	$0.61
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,030	11,769
Diluted	11,249	12,260

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$2,010	$7,444
Other Comprehensive Income:
Foreign currency translation adjustment	299	892
Total other comprehensive income	299	892

Total Comprehensive Income	$2,309	$8,336

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$2,010	$7,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914	876
Provision for doubtful accounts	61	45
Stock-based compensation	100	100
Excess tax benefit from stock-based compensation	(119)	---
Issuance of non-employee director shares	75	100
Deferred income tax provision	(27)	418
Changes in operating assets and liabilities:
Accounts receivable	(13,529)	(24,302)
Inventories	(3,978)	(13,974)
Prepaid expenses	(1,125)	810
Accounts payable	6,297	16,078
Accrued liabilities	(1,970)	4,870
Net cash flows from operating activities	(11,291)	(7,535)
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(691)	(608)
Proceeds from sale of property, plant and equipment	1	989
Payments received on notes receivable	4	142
Net cash flows from investing activities	(686)	523
FINANCING ACTIVITIES:
Payments on long-term obligations	(4)	(19)
Payments of cash dividends	(1,437)	(1,415)
Proceeds from stock option exercises	297	611
Excess tax benefit from stock-based compensation	119	---
Net cash flows from financing activities	(1,025)	(823)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	436	574
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(12,566)	(7,261)
CASH AND TEMPORARY INVESTMENTS, beginning of period	50,153	46,334
CASH AND TEMPORARY INVESTMENTS, end of period	$37,587	$39,073
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$266	$239
Cash payments for income taxes, net of refunds	$934	$750

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.  Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity. The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 219,000 and 491,000 potential dilutive common shares for the three months ended March 31, 2012 and 2011 respectively. For the three months ended  March 31, 2012 and 2011, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Chassis	$15,224	$12,807
Raw materials	18,028	18,725
Work in process	8,592	8,426
Finished goods	10,568	8,282
	$52,412	$48,240

4.	LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.	GOODWILL

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized. However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount had been impaired. The Company reviews goodwill for impairment utilizing a qualitative assessment or a two-step process. If we choose to perform a qualitative analysis of goodwill and determine that the fair value more likely than not exceeds the carrying value, no further testing is needed.  If we choose the two-step approach, the first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value the second step is not necessary.  If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value.  An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds its fair value.

6.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
Equipment and other notes payable		$2		$5
Less current portion		(2)		(5)
	$	---	$	---

Certain equipment is pledged as collateral under the Company’s equipment notes payable.

Credit Facility and Other Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an annual amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly. The Credit Facility is scheduled to expire on March 31, 2014.

At March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.74% at March 31, 2012). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2012.

7.	STOCK-BASED COMPENSATION

Stock compensation expense was $100,000 for each of the three month periods ended March 31, 2012 and 2011.  Stock compensation expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company did not issue any stock options during the three months ended March 31, 2012. As of March 31, 2012, the Company had $233,000 of unrecognized compensation expense related to stock options which will be expensed during the remainder of 2012. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 5 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the three months ended March 31, 2012 and 2011, options were exercised for the purchase of 52,675 shares of common stock at a weighted-average exercise price of $5.63 and 104,935 shares of common stock at a weighted-average exercise price of $5.82, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $21.6 million at March 31, 2012, and $18.1 million at December 31, 2011. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At March 31, 2012, the Company had commitments of approximately $0.9 million for construction and acquisition of property, plant and equipment.

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

At March 31, 2012 and December 31, 2011, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2008 through 2010 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2008.

10.	SHAREHOLDERS EQUITY

Dividends

On March 7, 2011, the Company’s board of directors declared an annual cash dividend of $0.12 per share. The dividend of $1,415,000 was paid on March 24, 2011 to shareholders of record as of March 17, 2011.

On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly cash dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends. In conjunction with this new policy the board of directors declared the first such quarterly cash dividend of $0.12 per share. The dividend of $1,429,206 was paid on May 31, 2011 to shareholders of record as of May 23, 2011.

On August 5, 2011, the Company’s board of directors declared a quarterly cash dividend of $0.12 per share.  The dividend of $1,364,963 was paid on August 26, 2011 to shareholders of record as of August 19, 2011.

On November 7, 2011, the Company’s board of directors declared a quarterly cash dividend of $0.12 per share.  The dividend of $1,336,687 was paid on December 19, 2011 to shareholders of record as of December 5, 2011.

On March 5, 2012, the Company’s board of directors declared a quarterly cash dividend of $0.13 per share.  The dividend of $1,437,200 was paid March 26, 2012 to shareholders of record as of March 19, 2012.

Stock Repurchase Program

In May 2011, the Company’s board of directors authorized the repurchase of up to $20.0 million of shares of its common stock. The repurchase program was completed in December 2011.  A total of 1,184,200 shares were repurchased for $20.0 million during 2011.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31
	2012	2011
Net Sales:
North America	$78,849	$96,360
Foreign	16,108	12,565
	$94,957	$108,925

	March 31, 2012	December 31, 2011
Long Lived Assets:
North America	$41,917	$42,147
Foreign	2,620	2,592
	$44,537	$44,739

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2012. The Company’s largest customer accounted for 41.6% of consolidated net sales for the three months ended March 31, 2011, and 7.2% of accounts receivable at December 31, 2011.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect our assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, we classify each fair value measurement as follows:

Level 1—based upon quoted prices for identical instruments in active markets,

Level 2—based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable, and

Level 3—based upon one or more significant unobservable inputs.

The carrying values of cash and temporary investments, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying values of long-term obligations are reasonable estimates of their fair values based on the rates available for obligations with similar terms and maturities.

The fair value of derivative assets and liabilities are measured assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our forward foreign currency exchange contracts based upon quoted prices for similar instruments that are actively traded.  For more information regarding derivatives, see Note 14, Derivative Financial Instruments.

The following table presents the financial instruments measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
(in thousands)
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$29	$—	$29
Total assets	$—	$29	$—	$29
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$313	$—	$313
Total liabilities	$—	$313	$—	$313

	December 31, 2011
	Level 1	Level 2	Level 3	Total
(in thousands)
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$43	$—	$43
Total assets	$—	$43	$—	$43
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

14.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into certain forward foreign currency exchange contracts that are designed to mitigate foreign currency risk.  These contracts are not designated as hedging instruments.  At March 31, 2012 and December 31, 2011, the Company had foreign currency exchange contracts (Euros to Dollars) with notional values aggregating $0.6 million maturing in April 2012.  Additionally, at March 31, 2012, the Company had contracts with notional values aggregating $6.3 million maturing in the fourth quarter of 2013.  The fair value of the contracts is presented in accounts receivable in our consolidated balance sheet.  Changes in the fair value of the foreign currency exchange contracts are recognized each period in other income (expense) in our consolidated statement of income.  A loss of $322,000 was recognized for the three months ended March 31, 2012.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions under ASU 2011-05 were effective for fiscal years beginning after December 15, 2011.  We elected to adopt the two separate but consecutive statement presentation, and the adoption of this standard did not have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which will simplify how an entity tests for goodwill impairment.   After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional.  The provisions under ASU 2011-08 were effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011.  The adoption of this standard did not have an impact on our consolidated financial statements.

Recently Issued Standards

There are no recently issued accounting standards for which the Company expects a material impact on our financial statements.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry and have continued certain steps implemented in 2009 to lower costs in response to these uncertainties. These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses. Due to increased demand for our domestic products and higher production of follow-on government orders through prime contracts during 2010 and 2011, production hours at all facilities were restored and reduced work weeks and furloughs were eliminated. We will continue to monitor our overall cost structure to see that it remains in line with business conditions.

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

During the second half of 2008, we began to secure follow-on governmental orders through prime contractors for which production was completed during the fourth quarter of 2011. Through these follow-on orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008. Although demand from our commercial customers has not recovered to pre-2008 levels, we have seen strengthening demand from these customers through the first quarter of 2012.  At this time we do not expect to receive additional follow-on government-related orders in the near term. We continue to work to secure additional domestic and foreign governmental orders, but we cannot predict the success or timing of any such efforts.

There were no borrowings under the credit facility at March 31, 2012.

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

Goodwill

Goodwill is tested for impairment annually or if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  We review goodwill for impairment utilizing a qualitative assessment or a two-step approach.  If we choose to perform a qualitative analysis of goodwill and determine that the fair value more likely than not exceeds the carrying value, no further testing is needed.  If we choose the two-step approach, the first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value the second step is not necessary. If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value. An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds its fair value.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. Such events might include, but are not limited to, the impact of the economic environment or a material change in a relationship with significant customers.

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

Results of Operations–Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales for the three months ended March 31, 2012 decreased 12.8% to $95.0 million from $108.9 million for the comparable period in 2011. The decrease in revenue was attributable to the absence of revenues in 2012 from follow-on orders from a prime contractor for government-related sales as discussed above offset partially by increased activity from our commercial customers.

Costs of operations for the three months ended March 31, 2012 decreased 4.7% to $84.1 million from $88.2 million for the comparable period in 2011, which was attributable to the decrease in governmental sales described above. Overall, costs of operations increased as a percentage of sales from 81.0% to 88.5%, primarily due to product mix during the quarter consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended March 31, 2012 decreased to $7.0 million from $8.1 million for the three months ended March 31, 2011. This decrease was attributable to the lower sales levels during the period, as well as decreased sales commissions and incentives.  As a percentage of sales, selling, general, and administrative expenses decreased slightly to 7.4% for the three months ended March 31, 2012 from 7.5% for the three months ended March 31, 2011 due to the fixed nature of certain of these expenses.

Total interest expense increased to $0.2 million from $0.1 million for the three months ended March 31, 2012 as compared to the comparable period in 2011.  Increases in interest expense were primarily from higher floor plan interest resulting from higher domestic commercial sales levels during the quarter.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended March 31, 2012, the loss was $0.3 million compared to a negligible loss for the prior year period.

The provision for income taxes for the three months ended March 31, 2012 and 2011 reflects a combined effective U.S. federal, state and foreign tax rate of 39.6% and 40.2%, respectively.

Liquidity and Capital Resources

Cash used in operating activities was $11.3 million for the three months ended March 31, 2012, compared to $7.5 million for the comparable period in 2011.  The cash used in operating activities for the 2012 period is attributable to lower net income and increases in accounts receivable, inventories and prepaid expenses and decreases in accrued liabilities partially offset by increases in accounts payable.  These increases are attributable to the increased activity from our commercial customers including increased chassis purchases and sales.

Cash used in investing activities was $0.7 million for the three months ended March 31, 2012 compared to cash provided by investing activities of $0.5 million for the comparable period in 2011. The cash used in investing activities for the first three months of 2012 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1.0 million for the three months ended March 31, 2012, compared to $0.8 million for the comparable period in 2011. The cash used in financing activities for the 2012 period was primarily to pay cash dividends, partially offset by proceeds from the exercise of stock options.

As of March 31, 2012, we had cash and cash equivalents of $37.6 million, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At March 31, 2012, the Company had commitments of approximately $0.9 million for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2012, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2012 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly. The Credit Facility is scheduled to expire on March 31, 2014.

At March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At March 31, 2012, we had approximately $0.8 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.74% at March 31, 2012). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2012.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts that are not designated as a hedging instrument in order to mitigate our foreign currency exchange risk.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2012, we recognized a $0.3 million increase in our foreign currency translation adjustment account compared with December 31, 2011 because of weakening of the U.S. dollar against certain foreign currencies. During the three months ended March 31, 2012 and 2011, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $0.3 million and a negligible loss, respectively.

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

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Date: May 8, 2012