Form 10-Q
period 2012-06-30
MILLER INDUSTRIES INC /TN/
filed 2012-08-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                           No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 3, 2012 was 11,067,431.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012 (Unaudited)		December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and temporary investments		$40,760	$50,153
Accounts receivable, net of allowance for doubtful accounts of $1,652 and $1,691 at June 30, 2012 and December 31, 2011, respectively		67,347	61,085
Inventories		47,723	48,240
Prepaid expenses		2,417	2,219
Current deferred income taxes		5,093	5,144
Total current assets		163,340	166,841
PROPERTY, PLANT, AND EQUIPMENT, net		32,503	33,120
GOODWILL		11,619	11,619
OTHER ASSETS		265	262
		$207,727	$211,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$	---	$5
Accounts payable		36,368	39,692
Accrued liabilities		15,429	17,384
Total current liabilities		51,797	57,081
LONG-TERM OBLIGATIONS, less current portion		---	---
DEFERRED INCOME TAX LIABILITIES		2,110	2,110
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding		---	---
Common stock, $.01 par value; 100,000,000 shares authorized, 11,067,331 and 11,000,119 outstanding at June 30, 2012 and December 31, 2011, respectively		111	110
Additional paid-in capital		147,748	147,004
Accumulated earnings		7,080	5,400
Accumulated other comprehensive income (loss)		(1,119)	137
Total shareholders’ equity		153,820	152,651
		$207,727	$211,842

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
NET SALES	$87,346	$97,566	$182,303	$206,491
COSTS AND EXPENSES:
Costs of operations	76,781	80,092	160,854	168,284
Selling, general and administrative expenses	7,204	7,697	14,206	15,846
Interest expense, net	214	214	431	360
Other (income) expense	(1,039)	(9)	(703)	(9)
Total costs and expenses	83,160	87,994	174,788	184,481
INCOME BEFORE INCOME TAXES	4,186	9,572	7,515	22,010
INCOME TAX PROVISION	1,640	3,796	2,959	8,790
NET INCOME	$2,546	$5,776	$4,556	$13,220
BASIC INCOME PER COMMON SHARE	$0.23	$0.49	$0.41	$1.12
DILUTED INCOME PER COMMON SHARE	$0.23	$0.47	$0.40	$1.08
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.26	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,062	11,884	11,046	11,823
Diluted	11,251	12,295	11,250	12,274

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$2,546	$5,776	$4,556	$13,220
Other comprehensive income:
Foreign currency translation adjustment	(1,554)	808	(1,255)	1,700
Total other comprehensive income (loss)	(1,554)	808	(1,255)	1,700

Total comprehensive income	$992	$6,584	$3,301	$14,920

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30
	2012	2011
OPERATING ACTIVITIES:
Net income	$4,556	$13,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,850	1,732
Provision for doubtful accounts	154	90
Stock-based compensation	200	200
Excess tax benefit from stock-based compensation	(119)	(395)
Issuance of non-employee director shares	75	100
Deferred income tax provision	49	443
Changes in operating assets and liabilities:
Accounts receivable	(6,552)	(7,102)
Inventories	(62)	(10,363)
Prepaid expenses	(214)	1,459
Accounts payable	(3,069)	3,905
Accrued liabilities	(1,621)	5,700
Net cash flows from operating activities	(4,753)	8,989
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,292)	(926)
Proceeds from sale of property, plant and equipment	1	989
Payments received on notes receivable	8	173
Net cash flows from investing activities	(1,283)	236
FINANCING ACTIVITIES:
Payments on long-term obligations	(5)	(37)
Payments of cash dividends	(2,876)	(2,844)
Proceeds from stock option exercises	351	1,799
Excess tax benefit from stock-based compensation	119	395
Additions to deferred financing activities	(11)	---
Payments for common stock repurchased	---	(1,098)
Net cash flows from financing activities	(2,422)	(1,785)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(935)	1,157
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(9,393)	8,597
CASH AND TEMPORARY INVESTMENTS, beginning of period	50,153	46,334
CASH AND TEMPORARY INVESTMENTS, end of period	$40,760	$54,931
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$545	$210
Cash payments for income taxes, net of refunds	$3,214	$2,004

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 189,000 and 411,000 potential dilutive common shares for the three months ended June 30, 2012 and 2011, respectively, and 204,000 and 451,000 for the six months ended June 30, 2012 and 2011, respectively. For the three and six months ended June 30, 2012 and 2011, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Chassis	$12,457	$12,807
Raw materials	17,739	18,725
Work in process	7,829	8,426
Finished goods	9,698	8,282
	$47,723	$48,240

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

At June 30, 2012, the Company had no long-term obligations.  At December 31, 2011, the Company had long-term obligations of $5,000, which consisted of equipment and other notes payable.  Certain equipment was pledged as collateral under the Company’s equipment notes payable.

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

At June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.75% at June 30, 2012). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended June 30, 2012.

7.	STOCK-BASED COMPENSATION

Stock compensation expense was $100,000 for each of the three month periods ended June 30, 2012 and 2011 and $200,000 for each of the six months ended June 30, 2012 and 2011.  Stock compensation expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company did not issue any stock options during the three and six months ended June 30, 2012. As of June 30, 2012, the Company had $133,000 of unrecognized compensation expense related to stock options which will be expensed during the remainder of 2012. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the three months ended June 30, 2012 and 2011, options were exercised for the purchase of 9,800 shares of common stock at a weighted-average exercise price of $5.49 and 193,717 shares of common stock at a weighted-average exercise price of $6.13, respectively.  During the six months ended June 30, 2012 and 2011, options were exercised for the purchase of 62,475 shares of common stock at a weighted-average exercise price of $5.61 and 298,652 shares of common stock at a weighted-average exercise price of $6.02, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $24.8 million at June 30, 2012, and $18.1 million at December 31, 2011. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At June 30, 2012, the Company had commitments of approximately $1.1 million for construction and acquisition of property, plant and equipment.

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

At June 30, 2012 and December 31, 2011, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

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

On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly cash dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s current financial strength, replacing the previous policy of paying annual cash dividends. In conjunction with this new policy the board of directors declared the first such quarterly cash dividend of $0.12 per share. The dividend of $1,429,206 was paid on May 31, 2011 to shareholders of record as of May 23, 2011.

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

On March 5, 2012, the Company’s board of directors declared a quarterly cash dividend of $0.13 per share.  The dividend of $1,437,200 was paid on March 26, 2012 to shareholders of record as of March 19, 2012.

On May 7, 2012, the Company’s board of directors declared a quarterly cash dividend of $0.13 per share.  The dividend of $1,438,753 was paid on June 25, 2012 to shareholders of record as of June 18, 2012.

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

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
Net Sales:
North America	$71,418	$81,841	$150,267	$178,201
Foreign	15,928	15,725	32,036	28,290
	$87,346	$97,566	$182,303	$206,491

	June 30, 2012	December 31, 2011
Long Lived Assets:
North America	$41,237	$42,147
Foreign	2,885	2,592
	$44,122	$44,739

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three and six months ended June 30, 2012. The Company’s largest customer accounted for 22.3% of consolidated net sales for the three months ended June 30, 2011, and 32.5% of consolidated net sales for the six months ended June 30, 2011.  This customer represented 7.2% of accounts receivable at December 31, 2011.

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
(in thousands)
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$3	$—	$3
Total assets	$—	$3	$—	$3
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2011
	Level 1	Level 2	Level 3	Total
(in thousands)
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$43	$—	$43
Total assets	$—	$43	$—	$43
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

14.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into certain forward foreign currency exchange contracts that are designed to mitigate foreign currency risk.  These contracts are not designated as hedging instruments.  At December 31, 2011, the Company had foreign currency exchange contracts (Euros to Dollars) with notional values aggregating $0.6 million maturing in April 2012.  Additionally, at June 30, 2012, the Company had contracts with notional values aggregating $6.3 million maturing in the fourth quarter of 2013.  The fair value of the contracts is presented in accounts receivable in our consolidated balance sheet.  Changes in the fair value of the foreign currency exchange contracts are recognized each period in other income (expense) in our consolidated statement of income.  A gain of $288,000 was recognized for the three months ended June 30, 2012 and a loss of $39,000 was recognized for the six months ended June 30, 2012.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which simplifies how an entity tests for goodwill impairment.   After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional.  The provisions under ASU 2011-08 were effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011.  The adoption of this standard did not have an impact on our consolidated financial statements.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry and have continued certain steps implemented in 2009 to lower costs in response to these uncertainties. These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses. Due to increased demand for our domestic products and higher production of follow-on government orders through prime contracts during 2010 and 2011, production hours at all facilities were restored and reduced work weeks and furloughs were eliminated. We continue to monitor our overall cost structure to see that it remains in line with business conditions.

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

During the second half of 2008, we began to secure follow-on governmental orders through prime contractors for which production was completed during the fourth quarter of 2011. Through these follow-on orders, along with continued performance in the governmental and international marketplace, we were able to somewhat offset significantly lower demand from our commercial customers which began in the second half of 2008. Although demand from our commercial customers has not recovered to pre-2008 levels, we have seen demand from these customers pick up somewhat through the second quarter of 2012.  At this time we do not expect to receive additional follow-on government-related orders in the near term. We continue to work to secure additional domestic and foreign governmental orders, but we cannot predict the success or timing of any such efforts.

There were no borrowings under the credit facility at June 30, 2012.

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

Results of Operations–Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales for the three months ended June 30, 2012 decreased 10.5% to $87.3 million from $97.6 million for the comparable period in 2011. The decrease in revenue was attributable to the absence of revenues in 2012 from follow-on orders from a prime contractor for government-related sales as discussed above offset partially by increased activity from our commercial customers.

Costs of operations for the three months ended June 30, 2012 decreased 4.1% to $76.8 million from $80.1 million for the comparable period in 2011, which was attributable to the decrease in governmental sales described above. Overall, costs of operations increased as a percentage of sales from 82.1% to 87.9%, primarily due to product mix during the quarter consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended June 30, 2012 decreased to $7.2 million from $7.7 million for the three months ended June 30, 2011. This decrease was attributable to the lower sales levels during the period, as well as decreased sales commissions and incentives.  As a percentage of sales, selling, general, and administrative expenses increased slightly to 8.3% for the three months ended June 30, 2012 from 7.9% for the three months ended June 30, 2011 due to the fixed nature of certain of these expenses.

Total interest expense remained constant at $0.2 million for the three months ended June 30, 2012 and 2011.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended June 30, 2012, the gain was $1.0 million compared to a $9,000 gain for the prior year period.

The provision for income taxes for the three months ended June 30, 2012 and 2011 reflects a combined effective U.S. federal, state and foreign tax rate of 39.2% and 39.7%, respectively.

Results of operations– Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales for the six months ended June 30, 2012 decreased 11.7% to $182.3 million from $206.5 million for the comparable period in 2011. The decrease in revenue was attributable to the absence of revenues in 2012 from follow-on orders from a prime contractor for government-related sales as discussed above offset partially by increased activity from our commercial customers.

Costs of operations for the six months ended June 30, 2012 decreased 4.4% to $160.9 million from $168.3 million for the comparable period in 2011, which was attributable to the decrease in governmental sales described above. Overall, costs of operations increased as a percentage of sales from 81.5% to 88.2%, primarily due to product mix during the period consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the six months ended June 30, 2012 decreased to $14.2 million from $15.8 million for the six months ended June 30, 2011. This decrease was attributable to the lower sales levels during the period, as well as decreased sales commissions and incentives.  As a percentage of sales, selling, general, and administrative expenses increased slightly to 7.8% for the six months ended June 30, 2012 from 7.7% for the six months ended June 30, 2011 due to the fixed nature of certain of these expenses.

Total interest expense increased to $0.4 million from $0.3 million for the six months ended June 30, 2012 as compared to the comparable period in 2011.  Increases in interest expense were primarily from higher floor plan interest resulting from higher domestic commercial sales levels during the period.

Other income and expense relate to foreign currency transaction gains and losses. During the six months ended June 30, 2012, the gain was $0.7 million compared to a $9,000 gain for the prior year period.

The provision for income taxes for the six months ended June 30, 2012 and 2011 reflects a combined effective U.S. federal, state and foreign tax rate of 39.4% and 39.9%, respectively

Liquidity and Capital Resources

Cash used in operating activities was $4.8 million for the six months ended June 30, 2012, compared to $9.0 million provided by operating activities for the comparable period in 2011.  The cash used in operating activities for the 2012 period is attributable to lower net income and increases in accounts receivable and prepaid expenses and decreases in accrued liabilities and accounts payable.  These increases in accounts receivable are attributable to the increased activity from our commercial customers including increased chassis purchases and sales.

Cash used in investing activities was $1.3 million for the six months ended June 30, 2012 compared to cash provided by investing activities of $0.2 million for the comparable period in 2011. The cash used in investing activities for the first six months of 2012 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $2.4 million for the six months ended June 30, 2012, compared to $1.8 million for the comparable period in 2011. The cash used in financing activities for the 2012 period was primarily to pay cash dividends, partially offset by proceeds from the exercise of stock options.

As of June 30, 2012, we had cash and cash equivalents of $40.8 million, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At June 30, 2012, the Company had commitments of approximately $1.1 million for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at June 30, 2012, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2012 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

At June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At June 30, 2012, we had approximately $0.9 million in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.75% at June 30, 2012). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended June 30, 2012.

Foreign Currency Exchange Rate Risk
We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts that are not designated as a hedging instrument in order to mitigate our foreign currency exchange risk.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At June 30, 2012, we recognized a $1.3 million decrease in our foreign currency translation adjustment account compared with December 31, 2011 because of fluctuations of the U.S. dollar against certain foreign currencies. During the three months ended June 30, 2012 and 2011, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $1.0 million and a gain of $9,000, respectively.  For the six months ended June 30, 2012 and 2011, the impact of foreign currency exchange rate changes on the results of operations and cash flows was a gain of $0.7 million and a gain of $9,000, respectively.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: August 8, 2012