Form 10-K
period 2012-12-31
MILLER INDUSTRIES INC /TN/
filed 2013-03-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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
☐   Yes       ☒    No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers and directors) as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $168,828,657 (based on 10,598,158 shares held by non-affiliates at $15.93 per share, the last sale price reported on the New York Stock Exchange on June 29, 2012).

At February 28, 2013 there were 11,175,915 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

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

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements.  We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties.  We frequently purchase the truck chassis for resale to our customers.  Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and up to 75-ton lifting capacities.  Car carriers are specialized flatbed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances.  We also manufacture vehicle transport trailers.

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

Wreckers.  Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 75-ton lifting capacities.  Wreckers are available with specialized features, including underlifts, L-arms, crossbars and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles.  Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and remote control devices for operating wreckers.  In addition, certain light duty wreckers are equipped with automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

Car Carriers.  Car carriers are specialized flat-bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport.  Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over longer distances.  In addition to transporting vehicles, car carriers may also be used for other purposes, including transportation of industrial equipment.  Most professional towing operators have car carriers in their fleets to complement their towing capabilities.

Transport Trailers.  Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles.  These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications.  These trailers are easy to load and transport 6 to 7 vehicles.  The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport.  Many professional towing operators have added auto transport trailers to their fleets to add to their service offerings.  Also, we design, engineer and manufacture special-use transport and trailer products. On December 27, 2012, we formed Delavan Automotive LLC, of which we have a controlling interest, for the sale of larger capacity automobile transport trailers in the United States and Canada.  We will produce trailers under this entity beginning in 2013 as an extension of our current product offering.

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

Product Development and Manufacturing

Our Holmes and Century brand names are associated with four of the major innovations in the industry:  the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L arms.  Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements.  In addition to offering product innovations, we focus on developing or licensing new technology for our products.

We manufacture wreckers, car carriers and trailers at seven manufacturing facilities located in the United States, France and the United Kingdom.  The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer.  In addition, during the past several years, we have also begun to produce wrecker bodies using composites and other non-metallic materials.  After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body.  The completed body is either installed by us, or shipped by common carrier to a distributor where it is then installed, on a truck chassis.  Generally, the wrecker or car carrier bodies are painted and towing operators can select customized colors to coordinate with chassis colors or fleet colors.  To the extent final painting is required before delivery, we either complete such painting or contract with independent paint shops for such services.

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

Sales, Distribution and Marketing

Management categorizes the towing and recovery market into three general product types:  light duty wreckers; heavy duty wreckers; and car carriers.  The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, local and national governmental entities and repair shop or salvage company owners.  The heavy duty market includes professional wrecker operators serving the needs of commercial vehicle operators as well as governmental entities.  The car carrier market has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities.  Management estimates that there are approximately 35,000 professional towing operators and many more service station, repair shop and salvage operators comprising the overall towing and recovery market.

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets.  In 2012, no single distributor accounted for more than 10% of our sales.  Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

In addition to providing services to our network of independent distributors, our sales force sells our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors.  For example, in 2011, 26.8% of our consolidated net sales were made to the U.S. federal government through prime contractors.

To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors.  To increase exposure to our products, we also serve as the official recovery team for many automobile racing events, including NASCAR races at Daytona, Talladega, Richmond, Atlanta, Chicago, Kansas, California, Michigan, Darlington, Phoenix, Homestead (Miami) and the Rolex Daytona 24 Hour Race, among others.

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

Backlog

We produce virtually all of our products to order.  Our backlog is based upon customer purchase orders that we believe are firm.  The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance.  Certain purchase orders may be subject to cancellation by the customer upon notification.  Given our production and delivery schedules, management generally believes that the current backlog represents less than three months of production except for certain governmental orders for which we expect production to continue into the second half of 2014.

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

Employees

We employed approximately 750 people as of December 31, 2012.  None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations.  We consider our employee relations to be good.

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

Name	Age	Position

William G. Miller	66	Chairman of the Board

Jeffrey I. Badgley	60	Chief Executive Officer

Frank Madonia	64	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	62	Executive Vice President, Chief Financial Officer and Treasurer

William G. Miller, II	34	President

Vincent J. Tiano	48	Vice President, Sales - North America

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

Jeffrey I. Badgley has served as our Chief Executive Officer since March 2011, after serving as our President from June 1996 until March 2011 and as our Co-Chief Executive Officer with Mr. Miller from October 2003 until March 2011.  Mr. Badgley has served as a director since January 1996.  Mr. Badgley served as our Chief Executive Officer from November 1997 to October 2003.  In June 1997, he was named our Co-Chief Executive Officer, a title he shared with Mr. Miller until November 1997.  Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997.  In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996.  Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996.  He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation from 1982 until joining Miller Industries Towing Equipment Inc.

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

The ability of our customers and of towing operators to purchase our products is affected by the availability of capital and credit to them.  Our independent distributor customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases.  Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing upon acceptable terms.  Volatility and disruption in the capital and credit markets, principally in the U.S. and Europe, has decreased the availability of capital to, and credit capacity of, our customers and towing operators.  In addition, in the past, certain providers of floor plan financing have exited the market, which made floor plan financing increasingly difficult for our independent distributor customers to secure at those times.  This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and of towing operators to purchase towing and related equipment.  This, in turn, has negatively impacted sales of our products.  If customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

A significant reduction in sales to governmental entities through prime contractors could adversely affect our results of operations.

For 2011, 2010 and 2009, 26.8%, 18.5% and 19.4%, respectively, of our consolidated net sales were made to the U.S. federal government through prime contractors.  Prior to 2009 and for 2012, no one customer accounted for more than 10% of our consolidated net sales in any fiscal year.  The loss of our U.S. government work, in whole or in part, or the failure to secure follow-on orders from the U.S. government could adversely affect our results of operations. At this time we are do not expect to receive additional follow-on U.S. government-related orders in the near term.  In addition, our domestic and foreign government business is subject to the following risks, among others: (i) this business is susceptible to changes in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract. We continue to work to secure additional domestic and foreign governmental orders, but we cannot predict the success or timing of any such efforts.

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

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and while many of these costs have remained stable since 2010, there can be no assurance that these costs will not continue to be volatile, or again increase, for our customers in the future.  Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials.  Any of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

A significant portion of our net sales and production in 2012 were outside the United States, primarily in Europe.  As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations.  Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro.  We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

From time to time, there may be significant volatility in the market price for our common stock.  Our quarterly operating results, changes in earnings estimated by analysts, if any, changes in general conditions in our industry or the economy or the financial markets or other developments affecting us, including our ability to pay dividends, could cause the market price of our common stock to fluctuate substantially.

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

ITEM 1B                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate four manufacturing facilities in the United States.  The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; Mercer, Pennsylvania; and Greeneville, Tennessee.  The Ooltewah plant, containing approximately 302,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 118,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 117,000 square feet, produces car carriers and trailers.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.”  The following table sets forth the quarterly range of high and low sales prices for the common stock for the periods indicated.

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2011
First Quarter	$17.20	$14.30
Second Quarter	18.85	15.04
Third Quarter	20.05	14.65
Fourth Quarter	21.29	14.78
Year Ended December 31, 2012
First Quarter	$17.80	$14.80
Second Quarter	17.56	13.55
Third Quarter	17.18	14.50
Fourth Quarter	16.45	14.00
Year Ending December 31, 2013
First Quarter (through February 28, 2013)	$17.23	$14.91

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2012 was 542 and 2,250 respectively.

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends.  Dividend payments made for 2012, 2011 and 2010 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount (in thousands)
2010 (Annual)	March 18, 2010	March 25, 2010	$0.10	$1,163

Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2012.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2007 through December 31, 2012.  The respective returns assume reinvestment of dividends paid.

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
Miller Industries, Inc.	100	39	83	104	115	111
NYSE Composite Index	100	59	74	82	77	92
S&P Construction Index	100	41	67	116	102	118

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statements of income data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes.  You should read this data together with Item 7–”Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10 K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$342,663	$412,659	$306,897	$237,567	$270,989
Costs and Expenses:
Costs of operations	302,606	342,557	260,566	202,272	237,362
Selling, general, and administrative expenses	27,507	31,407	26,665	24,905	25,940
Interest expense, net	712	728	305	883	1,241
Other Expense (Income)	(815)	(161)	71	(442)	678
Total costs and expenses	330,010	374,531	287,607	227,618	265,221

Income before income taxes	12,653	38,128	19,290	9,949	5,768
Income tax provision	3,531	15,120	7,583	3,933	2,182
Net income	$9,122	$23,008	$11,707	$6,016	$3,586
Basic income per common share	$0.82	$1.98	$1.00	$0.52	$0.31
Diluted income per common share	$0.82	$1.92	$0.96	$0.51	$0.31
Weighted average shares outstanding:
Basic	11,068	11,600	11,671	11,611	11,594
Diluted	11,258	11,984	12,163	11,902	11,656

	December 31,
	2012	2011	2010	2009	2008

Balance Sheet Data:
Working capital	$115,178	$109,760	$106,831	$94,247	$79,364
Total assets	202,351	211,842	199,876	172,320	174,281
Long-term obligations, less current portion	--	--	5	185	2,417
Common shareholders’ equity	157,490	152,651	150,568	141,439	131,972

	December 31,
	2012	2011	2010	2009	2008

Other Data:
Cash dividend per common share	$0.52	$0.48	$0.10	$--	$--

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our management focuses on a variety of key indicators to monitor our overall operating and financial performance.  These indicators include measurements of revenue, operating income, gross margin, net income, earnings per share, capital expenditures and cash flow.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and have continued certain steps implemented to lower costs in response to these uncertainties.  These steps included headcount reductions for certain non-production personnel and reductions in certain administrative expenses.  We will continue to monitor our cost structure to ensure that it remains in line with business conditions.

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

There were no borrowings under our current credit facility at December 31, 2012.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  If uncertain tax positions exist, we record interest and penalties related to the uncertain tax positions as income tax expense in our consolidated statements of income.

Revenues

Under our accounting policies, revenues are recorded when the risk of ownership for products has transferred to independent distributors or other customers, which generally occurs on shipment.  From time to time, revenue is recognized under a bill and hold arrangement.  Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains, and a schedule for delivery has been established.  While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers.  Sales of company-purchased truck chassis are included in net sales.  Margin percentages are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

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

	2012	2011	2010
Net Sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of operations	88.3%	83.0%	84.8%
Selling, general and administrative	8.0%	7.6%	8.6%
Interest expense	0.2%	0.2%	0.1%
Other Expense (Income)	(0.2)%	(0.0)%	0.2%
Total costs and expenses	96.3%	90.8%	93.7%
Income before income taxes	3.7%	9.2%	6.3%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales were $342.7 million for the year ended December 31, 2012, compared to $412.7 million for the year ended December 31, 2011, a decrease of 17.0%.   The decrease in net sales was attributable to the absence of revenues in 2012 from follow-on orders from a prime contractor for government-related sales, which represented 26.8% of total 2011 sales, offset partially by increased activity from our commercial customers.

Costs of operations decreased 11.7% to $302.6 million for the year ended December 31, 2012 from $342.6 million for the year ended December 31, 2011, which was attributable to decreases in governmental sales described above.  Overall, costs of operations as a percentage of net sales increased from 83.0% for the year ended December 31, 2011 to 88.3% for the year ended December 31, 2012, primarily due to product mix during the period consisting of a higher percentage of lower margin chassis sales.

Selling, general and administrative expenses for the year ended December 31, 2012 decreased to $27.5 million from $31.4 million for the year ended December 31, 2011.  The decrease in expenses was primarily attributable to the lower sales levels during the period, and resulting decreased sales commissions and incentives.  As a percentage of net sales, selling, general and administrative expenses increased to 8.0% for 2012 from 7.6% for 2011 due to the fixed nature of certain of these expenses.

Interest expense remained constant at $0.7 million for the year ended December 31, 2012 and for 2011.

Other expense (income) relates to foreign currency transaction gains and losses.  During 2012, the net gain was $0.8 million compared to a net gain of $0.2 million for 2011.

The provision for income taxes for the years ended December 31, 2012 and 2011 reflects a combined federal, state and foreign tax rate of 27.9% and 39.7%, respectively.  Income taxes for 2012 include income tax benefits of approximately $1.4 million.  The benefits resulted primarily from Federal Domestic Production Activity Deductions as well as from Federal Research and Development and other tax credits recognized in the period.

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

Selling, general and administrative expenses for the year ended December 31, 2011 increased to $31.4 million from $26.7 million for the year ended December 31, 2010.  The increase was attributable to higher sales levels, as well as increased sales commissions, incentives and medical costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.6% for 2011 from 8.6% for 2010 due to the fixed nature of certain of these expenses.

Interest expense increased to $0.7 million for the year ended December 31, 2011 from $0.3 million for the year ended December 31, 2010, primarily due to increases in interest on chassis purchases.

Other expense (income) relates to foreign currency transaction gains and losses.  During 2011, the net gain was $0.2 million compared to a net loss of $0.1 million for 2010.

The provision for income taxes for the years ended December 31, 2011 and 2010 reflects a combined federal, state and foreign tax rate of 39.7% and 39.3%, respectively.

Liquidity And Capital Resources

Cash provided by operating activities was $6.1 million for the year ended December 31, 2012, compared to $28.3 million for the year ended December 31, 2011, and $17.5 million for the year ended December 31, 2010.  The cash provided by operating activities for 2012 is attributable to net income and decreases in accounts receivable and inventory offset by decreases in accounts payable and accrued liabilities.  These changes are primarily attributable to lower production volumes overall and increases in activity from our commercial customers including increased chassis purchases and sales.

Cash used in investing activities was $2.8 million for the year ended December 31, 2012, compared to $2.8 million for the year ended December 31, 2011, and $4.9 million for the year ended December 31, 2010.  The cash used in investing activities for 2012 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $4.5 million for the year ended December 31, 2012, compared to $21.5 million for the year ended December 31, 2011, and $0.9 million for the year ended December 31, 2010.  The cash used in financing activities in 2012 was primarily to pay cash dividends, partially offset by proceeds from the exercise of stock options.  For 2011, cash used in financing was primarily used for stock repurchases.

Over the past year, we generally have used available cash flow from operations to pay dividends and to pay for capital expenditures.

As of December 31, 2012, we had cash and cash equivalents of $48.6 million, exclusive of unused availability under our current credit facility.  Our primary cash requirements include working capital, capital expenditures and the funding of any declared cash dividends.  We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2012, with borrowings under our current credit facility being available if needed.  We expect these sources to be sufficient to satisfy our cash needs during 2013 and for the next several years.  However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012.

	Payment Due By Period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$672	$324	$334	$14	$--
Purchase Obligations (2)	23,981	23,981	--	--	--
Commitments for construction and acquisition of plant and equipment	477	477	--	--	--
Total	$25,130	$24,782	$334	$14	$--

(1)	Amounts do not include potential contingent obligations of $22.0 million under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facility and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility.  On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million.  On December 10, 2012, the credit facility was further renewed to extend the maturity date to March 31, 2015.  The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

Outstanding Borrowings

There were no outstanding borrowings under the credit facility as of December 31, 2012 and 2011.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.71% at December 31, 2012).  Because there were no amounts outstanding under our credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2012.

Other Long-Term Obligations

We had approximately $0.7 million in non-cancellable operating lease obligations at December 31, 2012.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions under ASU 2011-05 were effective for fiscal years beginning after December 15, 2011.  We elected to adopt the two separate but consecutive statements presentation.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment”, which simplified how an entity tests for goodwill impairment.   After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional.  The provisions under ASU 2011-08 are effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011, with early adoption permitted.  We elected to early adopt this guidance on October 1, 2011, with no impact on our consolidated financial statements.

Recently Issued Standards

There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates.  Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.71% at December 31, 2012).  Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2012.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe.  We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities.  Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.  At December 31, 2012, we recognized a $0.2 million decrease in our foreign currency translation adjustment account compared with December 31, 2011.  During the years ended December 31, 2012, 2011 and 2010, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a $0.8 million gain, $0.2 million gain and $0.1 million loss, respectively.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on our assessment under those criteria, we concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which appears herein.

March 6, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited Miller Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 6, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 6, 2013

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

3.             Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	--	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	--	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	--	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	--	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	--	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	--	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	--	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	--	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	--	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	--	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.6

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.7

10.18	Non-Employee Director Stock Plan**	--	Schedule 14A	January 23, 2004	Annex A

10.19	Miller Industries, Inc. 2005 Equity Incentive Plan**	--	Schedule 14A	May 2, 2005	Annex B

10.20	Loan Agreement, dated April 6, 2010, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	--	Form 8-K	April 12, 2010	10.1

10.21	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	--	Form 8-K	April 12, 2010	10.2

10.22	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	--	Form 8-K	April 12, 2010	10.3

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii)  Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.*

*        Filed herewith.

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
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 6, 2013

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

(In thousands, except share data)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$48,591	$50,153
Accounts receivable, net of allowance for doubtful accounts of $1,614 and $1,691, at December 31, 2012 and 2011, respectively	59,113	61,085
Inventories	45,045	48,240
Prepaid expenses	1,951	2,219
Current deferred income taxes	3,581	5,144
Total current assets	158,281	166,841
PROPERTY, PLANT, AND EQUIPMENT, net	32,188	33,120
GOODWILL	11,619	11,619
OTHER ASSETS	263	262
	$202,351	$211,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$--	$5
Accounts payable	30,745	39,692
Accrued liabilities	12,358	17,384
Total current liabilities	43,103	57,081

DEFERRED INCOME TAX LIABILITIES	1,758	2,110
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized, 11,158,631 and 11,000,119, outstanding at December 31, 2012 and 2011, respectively	112	110
Additional paid-in capital	148,688	147,004
Accumulated surplus	8,760	5,400
Accumulated other comprehensive income (loss)	(70)	137
Total shareholders’ equity	157,490	152,651
	$202,351	$211,842

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share data)

	2012	2011	2010
NET SALES	$342,663	$412,659	$306,897

COSTS AND EXPENSES
Costs of operations	302,606	342,557	260,566
Selling, general, and administrative expenses	27,507	31,407	26,665
Interest expense, net	712	728	305
Other Expense (Income)	(815)	(161)	71

Total costs and expenses	330,010	374,531	287,607

INCOME BEFORE INCOME TAXES	12,653	38,128	19,290
INCOME TAX PROVISION	3,531	15,120	7,583

NET INCOME	$9,122	$23,008	$11,707

BASIC INCOME PER COMMON SHARE	$0.82	$1.98	$1.00

DILUTED INCOME PER COMMON SHARE	$0.82	$1.92	$0.96

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.52	$0.48	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,068	11,600	11,671
Diluted	11,258	11,984	12,163

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
Net income	$9,122	$23,008	$11,707
Other comprehensive income:
Foreign currency translation adjustment	(207)	71	(2,351)
Total other comprehensive income (loss)	(207)	71	(2,351)

Total comprehensive income	$8,915	$23,079	$9,356

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2009	$116	$161,512	$(22,606)	$2,417	$141,439
Components of comprehensive income:
Net income	--	--	11,707	--	11,707
Foreign currency translation adjustments	--	--	--	(2,351)	(2,351)
Total comprehensive income	--	--	11,707	(2,351)	9,356
Issuance of common stock to non-employee directors (7,835)	--	93	--	--	93
Exercise of stock options (74,125)	1	443	--	--	444
Stock-based compensation expense	--	399	--	--	399
Dividends paid, $0.10 per share	--	--	(1,163)	--	(1,163)
BALANCE, December 31, 2010	117	162,447	(12,062)	66	150,568
Components of comprehensive income:
Net income	--	--	23,008	--	23,008
Foreign currency translation adjustments	--	--	--	71	71
Total comprehensive income	--	--	23,008	71	23,079
Issuance of common stock to non-employee directors (6,840)	--	100	--	--	100
Exercise of stock options (468,204)	5	2,762	--	--	2,767
Repurchase of common stock (1,184,200)	(12)	(19,988)	--	--	(20,000)
Stock-based compensation expense	--	399	--	--	399
Excess tax effect for stock-based compensation	--	1,284	--	--	1,284
Dividends paid, $0.48 per share	--	--	(5,546)	--	(5,546)
BALANCE, December 31, 2011	110	147,004	5,400	137	152,651
Components of comprehensive income:
Net income	--	--	9,122	--	9,122
Foreign currency translation adjustments	--	--	--	(207)	(207)
Total comprehensive income	--	--	9,122	(207)	8,915
Issuance of common stock to non-employee directors (4,737)	--	75	--	--	75
Exercise of stock options (153,775)	2	851	--	--	853
Stock-based compensation expense	--	332	--	--	332
Excess tax effect for stock-based compensation	--	426	--	--	426
Dividends paid, $0.52 per share	--	--	(5,762)	--	(5,762)
BALANCE, December 31, 2012	$112	$148,688	$8,760	$(70)	$157,490

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$9,122	$23,008	$11,707
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,807	3,675	3,533
Deferred tax provision	1,210	206	6,008
Provision for doubtful accounts	257	240	220
Stock-based compensation	332	399	399
Excess tax benefit from stock-based compensation	(426)	(1,284)	--
Issuance of non-employee director shares	75	100	93
(Gain) Loss on disposals of equipment	(1)	--	(28)
Changes in operating assets and liabilities:
Accounts receivable	1,884	(1,365)	(16,378)
Inventories	3,033	(9,360)	(4,081)
Prepaid expenses	270	1,338	(1,283)
Other long-term assets	--	--	(257)
Accounts payable	(8,893)	5,886	15,362
Accrued liabilities	(4,561)	5,495	2,230
Net cash flows from operating activities	6,109	28,338	17,525
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,889)	(3,961)	(5,279)
Proceeds from sale of equipment	20	1,017	24
Payments received on notes receivables	33	177	390
Net cash flows from investing activities	(2,836)	(2,767)	(4,865)
FINANCING ACTIVITIES:
Payments on long-term obligations	(5)	(47)	(178)
Payments of cash dividends	(5,762)	(5,546)	(1,163)
Additions to deferred financing costs	(10)	--	(51)
Proceeds from exercise of stock options	851	2,766	443
Excess tax benefit from stock-based compensation	426	1,284	--
Payments for common stock repurchased	--	(20,000)	--
Net cash flows from financing activities	(4,500)	(21,543)	(949)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(335)	(209)	(1,537)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,562)	3,819	10,174
CASH AND TEMPORARY INVESTMENTS, beginning of year	50,153	46,334	36,160
CASH AND TEMPORARY INVESTMENTS, end of year	$48,591	$50,153	$46,334
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,070	$968	$692
Cash payments for income taxes, net of refunds	$3,858	$12,578	$1,150

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and except as otherwise noted)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (the “Company”) is the world’s largest manufacturer of vehicle towing and recovery equipment.  The principal markets for the Company’s towing and recovery equipment are approximately 80 independent distributors and the users of towing and recovery equipment located primarily throughout North America, and other customers throughout the world.  The Company’s products are marketed under the brand names of Century®, Challenger®, Holmes®, Champion®, Eagle®, Titan®, JigeTM, BonifaceTM, Vulcan®, and ChevronTM.

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

Accounts Receivable

Receivables consist of amounts billed and currently due from customers.  The Company extends credit to customers in the normal course of business.  Collections from customers are continuously monitored and an allowance for doubtful accounts is maintained based on historical experience and any specific customer collection issues.

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

Level 1—based upon quoted prices for identical instruments in active markets,

Level 2—based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable, and

Level 3—based upon one or more significant unobservable inputs

The carrying values of cash and temporary investments, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying values of long-term obligations are reasonable estimates of their fair values based on the rates available for obligations with similar terms and maturities.

The fair value of derivative assets and liabilities are measured assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our forward foreign currency exchange contracts based upon quoted prices for similar instruments that are actively traded.  For more information regarding derivatives, see Note 11, Derivative Financial Instruments.

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis.  Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value.  Revisions of these estimates could result in the need for adjustments.  Inventories, net of reserves, at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Chassis	$9,952	$12,807
Raw materials	18,856	18,725
Work in process	7,961	8,426
Finished goods	8,276	8,282
	$45,045	$48,240

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

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land and improvements	$4,887	$4,887
Buildings and improvements	33,498	32,253
Machinery and equipment	26,959	26,212
Furniture and fixtures	8,242	7,971
Software costs	7,381	7,294
	80,967	78,617
Less accumulated depreciation	(48,779)	(45,497)
	$32,188	$33,120

The Company recognized $3,796, $3,648 and $3,502 in depreciation expense in 2012, 2011 and 2010, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years.  System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding.  Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 190,000, 384,000 and 492,000 potential dilutive common shares in 2012, 2011 and 2010, respectively.  For 2012, 2011 and 2010, none of the outstanding stock options would have been anti-dilutive.

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

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547 at December 31, 2012 and 2011.  At December 31, 2012 and 2011, all intangible assets subject to amortization were fully amortized.  As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations.  Total accumulated amortization of deferred financing costs at December 31, 2012 and 2011 was $55 and $45, respectively.  Amortization expense in 2012, 2011 and 2010, was $10, $27 and $32, respectively, and is included in interest expense in the accompanying consolidated statements of income.  Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accrued wages, commissions, bonuses and benefits	$4,819	$6,009
Accrued products warranty	4,357	5,322
Accrued income taxes	57	1,628
Other	3,125	4,425
	$12,358	$17,384

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31 2012, the Company had no unrecognized tax benefits pertaining to uncertain tax positions.

Stock-Based Compensation

Stock compensation expense was $332 for 2012 and $399 for each of 2011 and 2010.  The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

No options were granted during 2012 or 2011.  The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years.  Using these assumptions, the fair value of options granted in 2008 was $1,596, which is being amortized as compensation expense over the vesting period.

At December 31, 2012, the Company had no unrecognized compensation expense related to stock options.  The Company issued approximately 154,000 and 468,000 shares of common stock during 2012 and 2011, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products.  The Company provides for the estimated cost of this warranty at the time of sale.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  Warranty expense in 2012, 2011 and 2010, was $901, $3,908 and $2,411, respectively.

The table below provides a summary of the warranty liability for December 31, 2012 and 2011:

	2012	2011
Accrual at beginning of the year	$5,322	$2,738
Provision	901	3,908
Settlement and Other	(1,866)	(1,324)
Accrual at end of year	$4,357	$5,322

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.  The Company places its cash investments with high-quality financial institutions.  In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business.

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses.  Research and development costs amounted to $1,436, $1,922 and $1,286 for 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts.  Foreign currency translation adjustments resulting from such translations are included in shareholders’ equity.  Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency.  Gains and losses resulting from foreign currency transactions are included in other income (expense) in our consolidated statements of income.

Derivative Financial Instruments

The Company periodically enters into certain forward foreign currency exchange contracts that are designed to mitigate foreign currency risk.

Prior to November 2012, the Company had not instituted a formal foreign exchange policy.  Any foreign currency exchange contracts entered into did not qualify for hedge accounting.  Changes in fair value of these instruments were recognized each period in other income (expense) in our consolidated statements of income.

In November 2012, the Company adopted a formal foreign exchange policy.  Under this policy, at inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. For those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other income (expense) in our consolidated statements of income.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). This standard amends guidance on the presentation of other comprehensive income in financial statements to improve the comparability, consistency and transparency and to increase the prominence of items that are recorded in other comprehensive income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions under ASU 2011-05 were effective for fiscal years beginning after December 15, 2011.  We elected to adopt the two separate but consecutive statements presentation.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment”, which simplified how an entity tests for goodwill impairment.   After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test(s) become optional.  The provisions under ASU 2011-08 are effective for annual and interim goodwill impairment testing for fiscal years beginning after December 15, 2011, with early adoption permitted.  We elected to early adopt this guidance on October 1, 2011, with no impact on our consolidated financial statements.

Recently Issued Standards

There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2012 and 2011:

	2012	2011
Equipment notes, weighted average interest rate of 4.4%, payable in monthly installments	$--	$5
Less current portion	--	(5)
	$--	$--

Credit Facility.  On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility, and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”).  On December 10, 2012 the Credit Facility was further renewed to extend the maturity date to March 31, 2015.  The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum.  The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At December 31, 2012 and 2011, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Sensitivity.  Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates.  Under our Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.71% at December 31, 2012).  A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2012.

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant.  Shares available for granting options at December 31, 2012, 2011 and 2010 were 600,000.

A summary of the activity of stock options for the years ended December 31, 2012, 2011 and 2010, is presented below (shares in thousands):

	2012		2011		2010
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	360	$5.71	831	$5.82	905	$5.83
Granted	--	--	--	--	--	--
Exercised	(154)	5.54	(468)	5.91	(74)	5.99
Forfeited and cancelled	--	--	(3)	5.49	--	--
Outstanding at End of Period	206	$5.83	360	$5.71	831	$5.82
Options exercisable at year end	206	$5.83	161	$5.98	430	$6.13

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2012 is presented below:

Exercise Price	Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable

$5.49	180,886	$5.49	5.8	180,886	$5.49
8.31	25,125	8.31	1.2	25,125	8.31
Total	206,011	$5.83	5.3	206,011	$5.83

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,127, $1,570 and $1,346 in 2012, 2011 and 2010, respectively.

At December 31, 2012 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2013	$324
2014	213
2015	121
2016	14
2017	--
Thereafter	--
$672

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction.  The maximum amount of collateral the Company could be required to purchase was approximately $22,035 and $18,063 at December 31, 2012 and 2011, respectively.  No repurchases of products were required during 2012 or 2011.

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

The provision for income taxes on income consisted of the following in 2012, 2011 and 2010:

	2012	2011	2010
Current:
Federal	$202	$11,902	$300
State	321	1,428	634
Foreign	1,798	1,584	641
	2,321	14,914	1,575
Deferred:
Federal	1,095	245	5,874
State	122	27	68
Foreign	(7)	(66)	66
	1,210	206	6,008
	$3,531	$15,120	$7,583

The principal differences between the federal statutory tax rate and the income tax expense in 2012, 2011 and 2010:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	34.4%
State taxes, net of federal tax benefit	4.0%	4.0%	2.8%
Excess of foreign tax over US tax on foreign income	0.6%	0.6%	0.8%
Domestic Tax Credits	(10.8)%	--	--
Other	(0.9)%	0.1%	1.3%
Effective tax rate	27.9%	39.7%	39.3%

Income taxes for 2012 include $1,361 of income tax benefits resulting primarily from Federal Domestic Activity Deductions, as well as Federal Research and Development and other tax credits recognized during the period.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$95	$53
Accruals and reserves	3,390	4,024
Other	96	1,067
Total deferred tax assets	3,581	5,144
Deferred tax liabilities:
Property, plant, and equipment	1,758	2,110
Total deferred tax liabilities	1,758	2,110
Net deferred tax asset	$1,823	$3,034

As of December 31, 2012, the Company has no federal or state net operating loss carryforwards.

At December 31, 2012 and 2011, the Company had no unrecognized tax positions.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2009 through 2011 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2009.

7.	SHAREHOLDERS EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

Dividends

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends.  Dividend payments made for 2012, 2011 and 2010 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
2010 (Annual)	March 18, 2010	March 25, 2010	$0.10	$1,163

Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

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

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations.  For 2012, 2011 and 2010, the Company matched 50% of the first 5% of participant contributions.  Matching contributions vest over the first five years of employment.  Company contributions to the plan were $424, $409, and $344 in 2012, 2011 and 2010, respectively.

9.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers):

	2012		2011		2010
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$282,497	$40,965	$356,257	$42,147	$257,740	$42,838
Foreign	60,166	2,842	56,402	2,592	49,157	2,594
	$342,663	$43,807	$412,659	$44,739	$306,897	$45,432

10.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2012.  The Company’s largest customer accounted for 26.8% of consolidated sales for 2011, and 18.5% of consolidated sales for 2010.  At December 31, 2011, the Company’s largest customer represented 7.2% of accounts receivable.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk.  Prior to November 2012, the Company had not instituted a formal foreign exchange policy.  All contracts entered into prior to this date are accounted for as undesignated hedges and, therefore changes in fair value are recognized each period in other income (expense) in our consolidated statements of income.  The fair value of the contracts is presented in accounts receivable in our consolidated balance sheets.  At December 31, 2011, the Company had foreign exchange contracts with notional values of $600 that matured in April 2012.  At December 31, 2012, the Company also had undesignated foreign currency hedge contracts with notional amounts of $6,600 which were directly offset by corresponding foreign currency contracts.  These contracts expire over a period from September to November 2013.  A gain of $4 and $43 was recognized for 2012 and 2011, respectively.

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss). The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other income (expense) in our consolidated statements of income. In December 2012, the Company entered into foreign exchange currency contracts with notional values of $12,950 maturing from September 2013 to October 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At December 31, 2012, the change in fair value was minimal.

The following table presents the financial instruments measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Current Assets
Derivative financial instruments
Foreign currency contracts	$--	$326	$--	$326
Total assets	$--	$326	$--	$326
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$--	$326	$--	$326
Total liabilities	$--	$326	$--	$326

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Current Assets
Derivative financial instruments
Foreign currency contracts	$--	$43	$--	$43
Total assets	$--	$43	$--	$43
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$--	$--	$--	$--
Total liabilities	$--	$--	$--	$--

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2012
First Quarter	$94,957	$3,882	$2,010	$0.18	$0.18	$0.13
Second Quarter	87,346	3,361	2,546	0.23	0.23	0.13
Third Quarter	77,957	2,534	2,890	0.26	0.26	0.13
Fourth Quarter	82,403	2,773	1,676	0.15	0.15	0.13
Total	$342,663	$12,550	$9,122	$0.82	$0.82	$0.52

2011
First Quarter	$108,925	$12,584	$7,444	$0.63	$0.61	$0.12
Second Quarter	97,566	9,777	5,776	0.49	0.47	0.12
Third Quarter	96,777	8,139	4,871	0.42	0.41	0.12
Fourth Quarter	109,391	8,195	4,917	0.44	0.43	0.12
Total	$412,659	$38,695	$23,008	$1.98	$1.92	$0.48

13.	SUBSEQUENT EVENTS

On December 27, 2012, we formed Delavan Automotive LLC, of which we have a controlling interest, for the sale of larger capacity automobile transport trailers in the United States and Canada.  We will produce trailers under this entity beginning in 2013 as an extension of our current product offering.

On March 4, 2013, the Company’s board of directors declared a quarterly cash dividend of $0.14 per share.  The dividend is payable March 25, 2013 to shareholders of record as of March 18, 2013.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2010
Deduction from asset accounts:
Allowance for doubtful accounts	$2,090	220	(467)	$1,843

Year ended December 31, 2011
Deduction from asset accounts:
Allowance for doubtful accounts	$1,843	240	(392)	$1,691

Year ended December 31, 2012
Deduction from asset accounts:
Allowance for doubtful accounts	$1,691	240	(317)	$1,614

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2013.

MILLER INDUSTRIES, INC.
By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley
Chief Executive Officer and Director

Know all men by these presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Badgley as attorney in fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10 K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney in fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 6th day of March, 2013.

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
101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii)  Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.