Form 10-Q
period 2013-03-31
MILLER INDUSTRIES INC /TN/
filed 2013-05-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                            No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 1, 2013 was 11,232,929.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such words, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, economic and market conditions; the risks related to the general economic health of our customers; the success and timing of existing and additional export and governmental orders; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; changes in fuel and other transportation costs; the cyclical nature of our industry; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–”Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2012, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$47,427	$48,591
Accounts receivable, net of allowance for doubtful accounts of $1,657 and $1,614 at March 31, 2013 and December 31, 2012, respectively	64,133	59,113
Inventories	49,973	45,045
Prepaid expenses	3,350	1,951
Current deferred income taxes	3,578	3,581
Total current assets	168,461	158,281
PROPERTY, PLANT, AND EQUIPMENT, net	32,089	32,188
GOODWILL	11,619	11,619
OTHER ASSETS	286	263
	$212,455	$202,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,745	$30,745
Accrued liabilities	13,101	12,358
Total current liabilities	52,846	43,103
DEFERRED INCOME TAX LIABILITIES	1,758	1,758
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized, 11,232,929 and 11,158,631 outstanding at March 31, 2013 and December 31, 2012, respectively	112	112
Additional paid-in capital	149,294	148,688
Accumulated earnings	8,519	8,760
Accumulated other comprehensive income (loss)	23	(70)
Total Miller Industries, Inc. shareholders’ equity	157,948	157,490
Noncontrolling interests	(97)	---
Total Shareholders’ equity	$157,851	$157,490
	$212,455	$202,351

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2013	2012

NET SALES	$84,950	$94,957
COSTS OF OPERATIONS	76,316	84,073
GROSS PROFIT	8,634	10,884

OPERATING EXPENSES:
Selling, general and administrative expenses	6,699	7,002
Interest expense, net	67	217
Other (income) expense	(23)	336
Total operating expenses	6,743	7,555

CONSOLIDATED INCOME BEFORE INCOME TAXES	1,891	3,329
CONSOLIDATED INCOME TAX PROVISION	684	1,319
CONSOLIDATED NET INCOME	1,207	2,010

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	121	---
NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$1,328	$2,010

BASIC INCOME PER COMMON SHARE	$0.12	$0.18
DILUTED INCOME PER COMMON SHARE	$0.12	$0.18

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,198	11,030
Diluted	11,316	11,249

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2013	2012
CONSOLIDATED NET INCOME	$1,207	$2,010

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(248)	299
Derivative instrument and hedging activities	338	---
Total other comprehensive income (loss)	90	299

CONSOLIDATED COMPREHENSIVE INCOME	1,297	2,309

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	121	---
COMPREHENSIVE INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$1,418	$2,309

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$1,207	$2,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	914
Loss on disposal of equipment	4	---
Provision for doubtful accounts	47	61
Stock-based compensation	---	100
Excess tax benefit from stock-based compensation	(127)	(119)
Issuance of non-employee director shares	75	75
Deferred income tax provision	3	(27)
Changes in operating assets and liabilities:
Accounts receivable	(4,889)	(13,529)
Inventories	(5,099)	(3,978)
Prepaid expenses	(1,407)	(1,125)
Accounts payable	9,098	6,297
Accrued liabilities	862	(1,970)
Net cash flows from operating activities	672	(11,291)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(815)	(691)
Proceeds from sale of property, plant and equipment	---	1
Payments received on notes receivable	10	4
Net cash flows from investing activities	(805)	(686)
FINANCING ACTIVITIES:
Payments on long-term obligations	---	(4)
Payments of cash dividends	(1,569)	(1,437)
Proceeds from stock option exercises	405	297
Excess tax benefit from stock-based compensation	127	119
Net cash flows from financing activities	(1,037)	(1,025)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	6	436
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,164)	(12,566)
CASH AND TEMPORARY INVESTMENTS, beginning of period	48,591	50,153
CASH AND TEMPORARY INVESTMENTS, end of period	$47,427	$37,587
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$207	$266
Cash payments for income taxes, net of refunds	$(411)	$934

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share data and except as otherwise noted)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  Net income (loss) attributable to noncontrolling interests represents the portion of the earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to the interests of unrelated third party equity owners.  Net income (loss) attributable to noncontrolling interests is deducted from consolidated net income to arrive at net income attributable to Miller Industries, Inc.

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.  Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity. The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 118,000 and 219,000 potential dilutive common shares for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Chassis	$9,516	$9,952
Raw materials	22,087	18,856
Work in process	8,966	7,961
Finished goods	9,404	8,276
	$49,973	$45,045

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

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 10, 2012, the Credit Facility was further renewed to extend the maturity to March 31, 2015. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an annual amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.70% at March 31, 2013). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2013.

Other Long-Term Obligations

At March 31, 2013, the Company had approximately $1,156 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

Stock compensation expense was $-0- for the three months ended March 31, 2013 and $100 for the three months ended March 31, 2012.  Stock compensation expenses were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. The Company did not issue any stock options during the three months ended March 31, 2013.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013 and 2012, options were exercised for the purchase of 69,564 shares of common stock at a weighted-average exercise price of $5.82 and 52,675 shares of common stock at a weighted-average exercise price of $5.63, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $24,394 at March 31, 2013, and $22,035 at December 31, 2012. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At March 31, 2013, the Company had commitments of approximately $767 for construction and acquisition of property, plant and equipment.

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

At March 31, 2013 and December 31, 2012, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2009 through 2011 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2009.

10.	SHAREHOLDERS EQUITY

Dividends

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends.  Dividend payments made for 2013, 2012 and 2011, were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569

On May 6, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  The dividend is payable June 24, 2013 to shareholders of record as of June 17, 2013.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers) (in thousands):

	For the Three Months Ended March 31
	2013	2012
Net Sales:
North America	$72,613	$78,849
Foreign	12,337	16,108
	$84,950	$94,957

	March 31, 2013	December 31, 2012
Long Lived Assets:
North America	$40,936	$40,965
Foreign	2,796	2,842
	$43,732	$43,807

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2013 and 2012.

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

The following table presents the financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total

Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$509	$—	$509
Total assets	$—	$509	$—	$509
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$170	$—	$170
Total liabilities	$—	$170	$—	$170

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$326	$—	$326
Total assets	$—	$326	$—	$326
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$326	$—	$326
Total liabilities	$—	$326	$—	$326

14.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk.  Prior to November 2012, the Company had not instituted a formal foreign exchange policy.  All contracts entered into prior to this date are accounted for as undesignated hedges and, therefore, changes in fair value are recognized each period in other income (expense) in our condensed consolidated statements of income.  The fair value of the contracts is presented in accounts receivable in our condensed consolidated balance sheets.  At March 31, 2013, the Company had undesignated foreign currency hedge contracts with notional amounts of $6,400 which were directly offset by corresponding foreign currency contracts.  These contracts expire over a period from September to November 2013.  The gains or losses were directly offset at March 31, 2013.

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other income (expense) in our condensed consolidated statements of income.  In December 2012, the Company entered into foreign exchange currency contracts with notional values of $12,612 maturing from September 2013 to October 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At March 31, 2013, the change in fair value was a gain of $338, which is included in accounts receivable in our condensed consolidated balance sheets.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income  (FASB ASU 2013-02). The amendment in this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. The provisions of FASB ASU 2013-02  are effective for annual and interim periods beginning after December 15, 2012.  The adoption of the provisions of FASB ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities  (FASB ASU 2011-11).  The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance.  The provisions of FASB ASU 2011-11 are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of the provisions of FASB ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions.

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

There were no borrowings under the credit facility at March 31, 2013.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. A discussion of critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

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

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We consider the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider tax loss carryforwards, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our condensed consolidated statement of income.

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

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments are included in shareholders’ equity. Intercompany debt denominated in a currency other than the functional currency, is remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other income and expense in our condensed consolidated statements of income.

Results of Operations–Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales for the three months ended March 31, 2013 decreased 10.5% to $84,950 from $94,957 for the comparable period in 2012. The decrease in revenue was attributable to lower sales volumes from our European operations as well as lower sales of chassis due in large part to chassis availability issues.

Costs of operations for the three months ended March 31, 2013 decreased 9.2% to $76,316 from $84,073 for the comparable period in 2012, which was attributable to the lower sales volumes as described above. Overall, costs of operations increased as a percentage of sales from 88.5% to 89.8%, primarily due to product mix during the quarter consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended March 31, 2013 decreased to $6,699 from $7,002 million for the three months ended March 31, 2012. This decrease was attributable to the lower sales levels during the period, as well as decreased sales commissions and incentives.  As a percentage of sales, selling, general, and administrative expenses increased to 7.9% for the three months ended March 31, 2013 from 7.4% for the three months ended March 31, 2012 due to the fixed nature of certain of these expenses.

Total interest expense decreased to $67 from $217 for the three months ended March 31, 2013 as compared to the prior year period.

Other income and expense relate to foreign currency transaction gains and losses. During the three months ended March 31, 2013, the gain was $23 compared to a $336 loss for the prior year period.

The provision for income taxes for the three months ended March 31, 2013 and 2012 reflects a combined effective U.S. federal, state and foreign tax rate of 36.2% and 39.6%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $672 for the three months ended March 31, 2013, compared to $11,291 used in operating activities for the comparable period in 2012.  The cash provided by operating activities for the 2013 period was attributable to consolidated net income for the period as well as increases in accounts payable and accrued liabilities.  These increases were offset by increases in accounts receivable and inventories.

Cash used in investing activities was $805 for the three months ended March 31, 2013 compared to $686 for the comparable period in 2012. The cash used in investing activities for the 2013 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1,037 for the three months ended March 31, 2013, compared to $1,025 for the comparable period in 2012. The cash used in financing activities for the 2013 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of March 31, 2013, we had cash and cash equivalents of $47.4 million, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At March 31, 2013, the Company had commitments of approximately $767 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2013, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2013 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 10, 2012 the Credit Facility was further renewed to extend the maturity to March 31, 2015.  The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At March 31, 2013, we had approximately $1,156 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.70% at March 31, 2013). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2013.

Foreign Currency Exchange Rate Risk
We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2013, we recognized a $247 decrease in our foreign currency translation adjustment account compared with December 31, 2012 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $299 increase for the prior three year period. During the three months ended March 31, 2013 and 2012, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $23 and a loss of $336, respectively.

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

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: May 8, 2013