Form 10-Q
period 2013-06-30
MILLER INDUSTRIES INC /TN/
filed 2013-08-07
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                           No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 1, 2013 was 11,238,429.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$43,413	$48,591
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $1,614 at June 30, 2013 and December 31, 2012, respectively	79,535	59,113
Inventories	51,408	45,045
Prepaid expenses	2,921	1,951
Current deferred income taxes	3,569	3,581
Total current assets	180,846	158,281
PROPERTY, PLANT, AND EQUIPMENT, net	32,040	32,188
GOODWILL	11,619	11,619
OTHER ASSETS	284	263
	$224,789	$202,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,943	$30,745
Accrued liabilities	15,327	12,358
Total current liabilities	64,270	43,103
DEFERRED INCOME TAX LIABILITIES	1,758	1,758
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized, 11,234,429 and 11,158,631 outstanding at June 30, 2013 and December 31, 2012, respectively	112	112
Additional paid-in capital	149,304	148,688
Accumulated earnings	9,847	8,760
Accumulated other comprehensive income (loss)	(293)	(70)
Total Miller Industries, Inc. shareholders’ equity	158,970	157,490
Noncontrolling interests	(209)	---
Total Shareholders’ equity	158,761	157,490
	$224,789	$202,351

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

NET SALES	$105,834	$87,346	$190,784	$182,303
COSTS OF OPERATIONS	94,104	76,781	170,420	160,854
GROSS PROFIT	11,730	10,565	20,364	21,449

OPERATING EXPENSES:
Selling, general and administrative expenses	7,220	7,204	13,919	14,206
Interest expense, net	84	214	151	431
Other (income) expense	18	(1,039)	(5)	(703)
Total operating expenses	7,322	6,379	14,065	13,934

CONSOLIDATED INCOME BEFORE INCOME TAXES	4,408	4,186	6,299	7,515
CONSOLIDATED INCOME TAX PROVISION	1,619	1,640	2,303	2,959
CONSOLIDATED NET INCOME	2,789	2,546	3,996	4,556

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	112	---	233	---
NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$2,901	$2,546	$4,229	$4,556

BASIC INCOME PER COMMON SHARE	$0.26	$0.23	$0.38	$0.41
DILUTED INCOME PER COMMON SHARE	$0.26	$0.23	$0.38	$0.40

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13	$0.28	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,233	11,062	11,216	11,046
Diluted	11,318	11,251	11,317	11,250

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
CONSOLIDATED NET INCOME	$2,789	$2,546	$3,996	$4,556

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(117)	(1,554)	(365)	(1,255)
Derivative instrument and hedging activities	(199)	---	139	--
Total other comprehensive income (loss)	(316)	(1,554)	(226)	(1,255)

CONSOLIDATED COMPREHENSIVE INCOME	2,473	992	3,770	3,301

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	112	---	233	--
COMPREHENSIVE INCOME ATTRIBUTABLE
TO MILLER INDUSTRIES, INC.	$2,585	$992	$4,003	$3,301

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$3,996	$4,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,849	1,850
Loss on disposal of equipment	4	---
Provision for doubtful accounts	92	154
Stock-based compensation	---	200
Excess tax benefit from stock-based compensation	(127)	(119)
Issuance of non-employee director shares	75	75
Deferred income tax provision	12	49
Changes in operating assets and liabilities:
Accounts receivable	(20,592)	(6,552)
Inventories	(6,577)	(62)
Prepaid expenses	(979)	(214)
Accounts payable	18,341	(3,069)
Accrued liabilities	3,107	(1,621)
Net cash flows from operating activities	(799)	(4,753)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,721)	(1,292)
Proceeds from sale of property, plant and equipment	---	1
Payments received on notes receivable	57	8
Net cash flows from investing activities	(1,664)	(1,283)
FINANCING ACTIVITIES:
Payments on long-term obligations	---	(5)
Payments of cash dividends	(3,142)	(2,876)
Proceeds from stock option exercises	415	351
Excess tax benefit from stock-based compensation	127	119
Additions to deferred financing activities	---	(11)
Net cash flows from financing activities	(2,600)	(2,422)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(115)	(935)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(5,178)	(9,393)
CASH AND TEMPORARY INVESTMENTS, beginning of period	48,591	50,153
CASH AND TEMPORARY INVESTMENTS, end of period	$43,413	$40,760
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$433	$545
Cash payments for income taxes, net of refunds	$334	$3,214

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

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 85,000 and 189,000 potential dilutive common shares for the three months ended June 30, 2013 and 2012, and 101,000 and 204,000 for the six months ended June 30, 2013 and 2012, respectively.  For the three months and six months ended June 30, 2013 and 2012, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Chassis	$8,944	$9,952
Raw materials	23,740	18,856
Work in process	9,794	7,961
Finished goods	8,930	8,276
	$51,408	$45,045

4.	LONG-LIVED ASSETS

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

At June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.69% at June 30, 2013). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended June 30, 2013.

Other Long-Term Obligations

At June 30, 2013, the Company had approximately $1,397 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

Stock compensation expense was $-0- for the three and six months ended June 30, 2013; and $100 and $200 for the three and six months ended June 30, 2012, respectively.  Stock compensation expenses were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. The Company did not issue any stock options during the three and six months ended June 30, 2013.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended June 30, 2013 and 2012, options were exercised for the purchase of 1,500 shares of common stock at a weighted-average exercise price of $6.90 and 9,800 shares of common stock at a weighted-average exercise price of $5.49, respectively.  During the six months ended June 30, 2013 and 2012, options were exercised for the purchase of 71,064 shares of common stock at a weighted-average exercise price of $5.84 and 62,475 shares of common stock at a weighted average exercise price of $5.61, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $26,248 at June 30, 2013, and $22,035 at December 31, 2012. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At June 30, 2013, the Company had commitments of approximately $425 for construction and acquisition of property, plant and equipment.

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

At June 30, 2013 and December 31, 2012, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

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

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Total for 2013			$0.28	$3,142

On August 5, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  The dividend is payable September 23, 2013 to shareholders of record as of September 16, 2013.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
Net Sales:
North America	$89,843	$71,418	$162,111	$150,267
Foreign	15,991	15,928	28,673	32,036
	$105,834	$87,346	$190,784	$182,303

	June 30, 2013	December 31, 2012
Long Lived Assets:
North America	$40,944	$40,965
Foreign	2,739	2,842
	$43,683	$43,807

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three and six months ended June 30, 2013 and 2012.

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$405	$—	$405
Total assets	$—	$405	$—	$405
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$266	$—	$266
Total liabilities	$—	$266	$—	$266

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$326	$—	$326
Total assets	$—	$326	$—	$326
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$326	$—	$326
Total liabilities	$—	$326	$—	$326

14.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk.  Prior to November 2012, the Company had not instituted a formal foreign exchange policy.  All contracts entered into prior to this date are accounted for as undesignated hedges and, therefore, changes in fair value are recognized each period in other (income) expense in our condensed consolidated statements of income.  The fair value of the contracts is presented in accounts receivable in our condensed consolidated balance sheets.  At June 30, 2013, the Company had undesignated foreign currency exchange contracts with notional amounts of $6,500 which were directly offset by corresponding foreign currency exchange contracts.  These contracts expire over a period from September to November 2013.  The gains or losses were directly offset at June 30, 2013.

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense in our condensed consolidated statements of income.  In December 2012, the Company entered into foreign exchange currency contracts with notional values of $12,788 maturing from September 2013 to October 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At June 30, 2013 and December 31, 2012, the net fair value of foreign currency exchange contracts was $139 and $-0-, respectively, which is included in accounts receivable in our condensed consolidated balance sheets.

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

Executive Overview

Miller Industries, Inc. is the world’s largest manufacturer of vehicle towing and recovery equipment, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™, and Boniface™ brand names. In this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the words “Miller Industries,” “the Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

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

There were no borrowings under the credit facility at June 30, 2013.

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

Results of Operations–Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net sales for the three months ended June 30, 2013 increased 21.2% to $105,834 from $87,346 for the comparable period in 2012. The increase in revenue was attributable to increased demand levels from our domestic commercial customers and corresponding increases in production levels.

Costs of operations for the three months ended June 30, 2013 increased 22.6% to $94,104 from $76,781 for the comparable period in 2012, which was attributable to the higher sales volumes as described above. Overall, costs of operations increased as a percentage of sales from 87.9% to 88.9%, primarily due to product mix during the quarter consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended June 30, 2013 increased to $7,220 from $7,204 for the three months ended June 30, 2012.  As a percentage of sales, selling, general, and administrative expenses decreased to 6.8% for the three months ended June 30, 2013 from 8.3% for the three months ended June 30, 2012 due to the fixed nature of certain of these expenses.

Total interest expense decreased to $84 from $214 for the three months ended June 30, 2013 as compared to the prior year period.

Other (income) expense relate to foreign currency transaction gains and losses. During the three months ended June 30, 2013, the loss was $18 compared to a $1,039 gain for the prior year period.

The provision for income taxes for the three months ended June 30, 2013 and 2012 reflects a combined effective U.S. federal, state and foreign tax rate of 36.7% and 39.2%, respectively.

Results of Operations–Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales for the six months ended June 30, 2013 increased 4.7% to $190,784 from $182,303 for the comparable period in 2012. The increase in revenue was attributable to increased demand levels from our domestic commercial customers and corresponding increases in production levels.

Costs of operations for the six months ended June 30, 2013 increased 6.0% to $170,420 from $160,854 for the comparable period in 2012, which was attributable to the higher sales volumes as described above. Overall, costs of operations increased as a percentage of sales from 88.2% to 89.3%, primarily due to product mix during the period consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the six months ended June 30, 2013 decreased to $13,919 from $14,206 for the six months ended June 30, 2012.  As a percentage of sales, selling, general, and administrative expenses decreased to 7.3% for the six months ended June 30, 2013 from 7.8% for the six months ended June 30, 2012 due to the fixed nature of certain of these expenses.

Total interest expense decreased to $151 from $431 for the six months ended June 30, 2013 as compared to the prior year period.

Other (income) expense relate to foreign currency transaction gains and losses. During the six months ended June 30, 2013, the gain was $5 compared to a $703 gain for the prior year period.

The provision for income taxes for the six months ended June 30, 2013 and 2012 reflects a combined effective U.S. federal, state and foreign tax rate of 36.6% and 39.4%, respectively.

Liquidity and Capital Resources

Cash used in operating activities was $799 for the six months ended June 30, 2013, compared to $4,753 for the comparable period in 2012.  The cash used in operating activities for the 2013 period was attributable to increases in accounts receivable and inventories.  These increases were offset by increases in accounts payable and accrued liabilities.

Cash used in investing activities was $1,664 for the six months ended June 30, 2013 compared to $1,283 for the comparable period in 2012. The cash used in investing activities for the 2013 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $2,600 for the six months ended June 30, 2013, compared to $2,422 for the comparable period in 2012. The cash used in financing activities for the 2013 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of June 30, 2013, we had cash and cash equivalents of $43,413, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At June 30, 2013, the Company had commitments of approximately $425 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at June 30, 2013, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2013 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

At June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At June 30, 2013, we had approximately $1,397 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.69% at June 30, 2013). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended June 30, 2013.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At June 30, 2013, we recognized a $365 decrease in our foreign currency translation adjustment account compared with December 31, 2012 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $1,255 decrease for the prior year period.  For the three months ended June 30, 2013 and 2012, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $18 and a gain of $1,039, respectively.  For the six months ended June 30, 2013 and 2012, the impact of foreign currency exchange rate changes on the results of operations and cash flows was a gain of $5 and a gain of $703, respectively.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: August 7, 2013

