Form 10-Q
period 2013-09-30
MILLER INDUSTRIES INC /TN/
filed 2013-11-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2013 was 11,249,179.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$41,205	$48,591
Accounts receivable, net of allowance for doubtful accounts of $1,734 and $1,614 at September 30, 2013 and December 31, 2012, respectively	82,994	59,113
Inventories	53,723	45,045
Prepaid expenses	2,700	1,951
Current deferred income taxes	3,477	3,581
Total current assets	184,099	158,281
PROPERTY, PLANT, AND EQUIPMENT, net	31,415	32,188
GOODWILL	11,619	11,619
OTHER ASSETS	283	263
	$227,416	$202,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,256	$30,745
Accrued liabilities	14,398	12,358
Total current liabilities	65,654	43,103
DEFERRED INCOME TAX LIABILITIES	1,758	1,758
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized, 11,249,179 and 11,158,631 outstanding at September 30, 2013 and December 31, 2012, respectively	112	112
Additional paid-in capital	149,419	148,688
Retained earnings	10,894	8,760
Accumulated other comprehensive income (loss)	(114)	(70)
Total Miller Industries, Inc. shareholders’ equity	160,311	157,490
Noncontrolling interests	(307)	---
Total Shareholders’ equity	160,004	157,490
	$227,416	$202,351

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

NET SALES	$105,108	$77,957	$295,892	$260,260
COSTS OF OPERATIONS	94,280	68,742	264,700	229,596
GROSS PROFIT	10,828	9,215	31,192	30,664

OPERATING EXPENSES:
Selling, general and administrative expenses	6,749	6,681	20,668	20,887
Interest expense, net	102	192	253	623
Other (income) expense	(11)	(97)	(16)	(800)
Total operating expenses	6,840	6,776	20,905	20,710

INCOME BEFORE INCOME TAXES	3,988	2,439	10,287	9,954
INCOME TAX PROVISION (BENEFIT)	1,464	(451)	3,767	2,508
NET INCOME	2,524	2,890	6,520	7,446

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	98	---	331	---
NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$2,622	$2,890	$6,851	$7,446

BASIC INCOME PER COMMON SHARE	$0.23	$0.26	$0.61	$0.67
DILUTED INCOME PER COMMON SHARE	$0.23	$0.26	$0.61	$0.66

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13	$0.42	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,242	11,067	11,225	11,052
Diluted	11,325	11,258	11,320	11,251

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
NET INCOME	$2,524	$2,890	$6,520	$7,446

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	551	258	186	(997)
Derivative instrument and hedging activities	(373)	---	(234)	--
Total other comprehensive income (loss)	178	258	(48)	(997)

COMPREHENSIVE INCOME	2,702	3,148	6,472	6,449

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	98	---	331	--
COMPREHENSIVE INCOME ATTRIBUTABLE
TO MILLER INDUSTRIES, INC.	$2,800	$3,148	$6,803	$6,449

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2013	2012
OPERATING ACTIVITIES:
Net income	$6,520	$7,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,802	2,782
Gain on disposal of equipment	(2)	---
Provision for doubtful accounts	135	199
Stock-based compensation	---	300
Excess tax benefit from stock-based compensation	(148)	(119)
Issuance of non-employee director shares	75	75
Deferred income tax provision	104	1,082
Changes in operating assets and liabilities:
Accounts receivable	(24,424)	(1,982)
Inventories	(8,607)	2,613
Prepaid expenses	(696)	328
Accounts payable	20,521	(7,938)
Accrued liabilities	2,141	(4,594)
Net cash flows from operating activities	(1,579)	192
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,072)	(2,036)
Proceeds from sale of property, plant and equipment	3	20
Payments received on notes receivable	71	12
Net cash flows from investing activities	(1,998)	(2,004)
FINANCING ACTIVITIES:
Payments on long-term obligations	---	(5)
Payments of cash dividends	(4,717)	(4,315)
Proceeds from stock option exercises	509	352
Excess tax benefit from stock-based compensation	148	119
Additions to deferred financing activities	---	(11)
Net cash flows from financing activities	(4,060)	(3,860)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	251	(989)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(7,386)	(6,661)
CASH AND TEMPORARY INVESTMENTS, beginning of period	48,591	50,153
CASH AND TEMPORARY INVESTMENTS, end of period	$41,205	$43,492
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$665	$814
Cash payments for income taxes, net of refunds	$1,274	$3,738

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share data and except as otherwise noted)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.  Net income (loss) attributable to noncontrolling interests represents the portion of the earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to the interests of unrelated third party equity owners.  Net income (loss) attributable to noncontrolling interests is deducted from net income to arrive at net income attributable to Miller Industries, Inc.

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

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 83,000 and 191,000 potential dilutive common shares for the three months ended September 30, 2013 and 2012, and 95,000 and 199,000 for the nine months ended September 30, 2013 and 2012, respectively.  For the three months and nine months ended September 30, 2013 and 2012, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Chassis	$9,129	$9,952
Raw materials	23,819	18,856
Work in process	10,676	7,961
Finished goods	10,099	8,276
	$53,723	$45,045

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

At September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.68% at September 30, 2013). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2013.

Other Long-Term Obligations

At September 30, 2013, the Company had approximately $1,195 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

Stock compensation expense was $-0- for the three and nine months ended September 30, 2013; and $100 and $300 for the three and nine months ended September 30, 2012, respectively.  Stock compensation expenses were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. The Company did not issue any stock options during the three and nine months ended September 30, 2013.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended September 30, 2013 and 2012, options were exercised for the purchase of 14,750 shares of common stock at a weighted-average exercise price of $6.40 and 250 shares of common stock at a weighted-average exercise price of $5.49, respectively.  During the nine months ended September 30, 2013 and 2012, options were exercised for the purchase of 85,814 shares of common stock at a weighted-average exercise price of $5.93 and 62,725 shares of common stock at a weighted average exercise price of $5.61, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $29,123 at September 30, 2013, and $22,035 at December 31, 2012. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At September 30, 2013, the Company had commitments of approximately $325 for construction and acquisition of property, plant and equipment.

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

At September 30, 2013 and December 31, 2012, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2010 through 2012 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2010.

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
Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Total for 2013			$0.42	$4,717

On November 4, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  The dividend is payable December 16, 2013 to shareholders of record as of December 9, 2013.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended September 30		For the Nine Months ended September 30
	2013	2012	2013	2012
Net Sales:
North America	$86,173	$63,423	$246,797	$213,690
Foreign	18,935	14,534	49,095	46,570
	$105,108	$77,957	$295,892	$260,260

	September 30, 2013	December 31, 2012
Long Lived Assets:
North America	$40,410	$40,965
Foreign	2,648	2,842
	$43,058	$43,807

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three and nine months ended September 30, 2013 and 2012.

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$126	$—	$126
Total assets	$—	$126	$—	$126
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$360	$—	$360
Total liabilities	$—	$360	$—	$360

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$326	$—	$326
Total assets	$—	$326	$—	$326
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$326	$—	$326
Total liabilities	$—	$326	$—	$326

14.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk.  Prior to November 2012, the Company had not instituted a formal foreign currency exchange policy.  All contracts entered into prior to this date are accounted for as undesignated hedges and, therefore, changes in fair value are recognized each period in other (income) expense in our condensed consolidated statements of income.  The fair value of the contracts is presented in accounts receivable in our condensed consolidated balance sheets.  At September 30, 2013, the Company had undesignated foreign currency exchange contracts with notional amounts of $4,658 which were directly offset by corresponding foreign currency exchange contracts.  These contracts expire over a period from September to November 2013.  The gains or losses were directly offset at September 30, 2013.

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense in our condensed consolidated statements of income.  In December 2012, the Company entered into foreign exchange currency contracts with notional values of $10,448 at September 30, 2013 and $12,950 at December 31, 2012 maturing from September 2013 to October 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At September 30, 2013 and December 31, 2012, the net fair value of foreign currency exchange contracts was ($234) and $-0-, respectively, which is included in accounts receivable or accounts payable in our condensed consolidated balance sheets, depending on the asset or liability position of the derivative.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11).  The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement, irrespective of whether they are offset in accordance with FASB guidance.  The provisions of FASB ASU 2011-11 are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of the provisions of FASB ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

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

There were no borrowings under the credit facility at September 30, 2013.

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

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments are included in shareholders’ equity. Intercompany debt denominated in a currency other than the functional currency is remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other income and expense in our condensed consolidated statements of income.

Results of Operations–Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales for the three months ended September 30, 2013 increased 34.8% to $105,108 from $77,957 for the comparable period in 2012. The increase in revenue was primarily attributable to increased demand levels from our commercial customers and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended September 30, 2013 increased 37.2% to $94,280 from $68,742 for the comparable period in 2012, which was attributable to the higher sales volumes as described above. Overall, costs of operations increased as a percentage of sales from 88.2% to 89.7%, primarily due to product mix during the quarter consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the three months ended September 30, 2013 increased slightly to $6,749 from $6,681 for the three months ended September 30, 2012.  As a percentage of sales, selling, general, and administrative expenses decreased to 6.4% for the three months ended September 30, 2013 from 8.6% for the three months ended September 30, 2012 due to the fixed nature of certain of these expenses. Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense decreased to $102 from $192 for the three months ended September 30, 2013 as compared to the prior year period.

Other (income) expense relate to foreign currency transaction gains and losses. During the three months ended September 30, 2013, the gain was $11 compared to a $97 gain for the prior year period.

The provision for income taxes for the three months ended September 30, 2013 and 2012 reflects a combined effective U.S. federal, state and foreign tax rate of 36.7% and (18.5)%, respectively.  Income taxes for the three months ended September 30, 2012 included income tax benefits of approximately $1,361. The benefits resulted primarily from Federal Domestic Production Activity Deductions as well as from Federal Research and Development and other tax credits recognized in the period.

Results of Operations–Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net sales for the nine months ended September 30, 2013 increased 13.7% to $295,892 from $260,260 for the comparable period in 2012. The increase in revenue was primarily attributable to increased demand levels from our commercial customers and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the nine months ended September 30, 2013 increased 15.3% to $264,700 from $229,596 for the comparable period in 2012, which was attributable to the higher sales volumes as described above. Overall, costs of operations increased as a percentage of sales from 88.2% to 89.5%, primarily due to product mix during the period consisting of a higher percentage of lower margin chassis sales.

Selling, general, and administrative expenses for the nine months ended September 30, 2013 decreased slightly to $20,668 from $20,887 for the nine months ended September 30, 2012.  As a percentage of sales, selling, general, and administrative expenses decreased to 7.0% for the nine months ended September 30, 2013 from 8.0% for the nine months ended September 30, 2012 due to the fixed nature of certain of these expenses, as well as our continued focus on cost control.

Total interest expense decreased to $253 from $623 for the nine months ended September 30, 2013 as compared to the prior year period.

Other (income) expense relate to foreign currency transaction gains and losses. During the nine months ended September 30, 2013, the gain was $16 compared to a $800 gain for the prior year period.

The provision for income taxes for the nine months ended September 30, 2013 and 2012 reflects a combined effective U.S. federal, state and foreign tax rate of 36.6% and 25.2%, respectively.  Income taxes for the nine months ended September 30, 2012 included income tax benefits of approximately $1,361. The benefits resulted primarily from Federal Domestic Production Activity Deductions as well as from Federal Research and Development and other tax credits recognized in the period.

Liquidity and Capital Resources

Cash used in operating activities was $1,579 for the nine months ended September 30, 2013, compared to cash provided by operating activities of $192 for the comparable period in 2012.  The cash used in operating activities for the 2013 period was attributable to increases in accounts receivable and inventories.  These increases were offset by increases in accounts payable and accrued liabilities. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $1,998 for the nine months ended September 30, 2013 compared to $2,004 for the comparable period in 2012. The cash used in investing activities for the 2013 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $4,060 for the nine months ended September 30, 2013, compared to $3,860 for the comparable period in 2012. The cash used in financing activities for the 2013 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of September 30, 2013, we had cash and cash equivalents of $41,205, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At September 30, 2013, the Company had commitments of approximately $325 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at September 30, 2013, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2013 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

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

At September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At September 30, 2013, we had approximately $1,195 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.68% at September 30, 2013). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended September 30, 2013.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At September 30, 2013, we recognized a $186 increase in our foreign currency translation adjustment account compared with December 31, 2012 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $997 decrease for the prior year period.  For the three months ended September 30, 2013 and 2012, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $11 and $97, respectively.  For the nine months ended September 30, 2013 and 2012, the impact of foreign currency exchange rate changes on the results of operations and cash flows was a gain of $16 and $800, respectively.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: November 6, 2013

