Form 10-K
period 2013-12-31
MILLER INDUSTRIES INC /TN/
filed 2014-03-05
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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
☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $139,459,119 (based on 9,067,563 shares held by non-affiliates at $15.38 per share, the last sale price reported on the New York Stock Exchange on June 28, 2013).

At February 28, 2014 there were 11,272,333 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS

PART I

i

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customer’s access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; the effects of new regulation relating to conflict minerals; the catastrophic loss of one or our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–”Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I

ITEM 1.	BUSINESS

General

Miller Industries is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

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

Transport Trailers. Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles. These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications. These trailers are easy to load and transport 6 to 7 vehicles. The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport. Many professional towing operators have added auto transport trailers to their fleets to add to their service offerings. Also, we design, engineer and manufacture special-use transport and trailer products.  In December 2012, we formed Delavan Automotive LLC, of which we have a controlling interest, for the sale of larger capacity automobile transport trailers in the United States and Canada as an extension of our current product offering. We have an agreement to sell our interest in this entity to our joint venture partner, which is scheduled to close on March 31, 2014. See Item 7–”Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for a discussion of the financial results of this venture.

Brand Names

We manufacture and market our wreckers, car carriers and trailers under ten separate brand names. Although certain brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

Century®. The Century® brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century® line was started in 1974 and produces wreckers ranging from 8-ton light duty to 75-ton heavy duty models, and car carriers in lengths from 20 to 30 feet. Management believes that the Century® brand has a reputation as the industry’s leading product innovator.

Vulcan®. Our Vulcan® product line includes a range of premium light duty and heavy duty wreckers, ranging from 8-ton light duty to 50-ton heavy duty models, and car carriers. The Vulcan® line is sold through its own independent distribution network.

Challenger®. Our Challenger® products compete with the Century® and Vulcan® products and constitute a third premium product line. Challenger® products consist of heavy duty wreckers with capacities ranging from 25 to 75 tons. The Challenger® line was started in 1975 and is known for high performance heavy duty wreckers and aesthetic design.

Holmes®. Our Holmes® product line includes mid-priced wreckers with 4 to 16 ton capacities, a 16-ton rotator and a detachable towing unit (DTU). The Holmes® wrecker was first produced in 1916. Historically, the Holmes® name has been the most well-recognized and leading industry brand both domestically and internationally.

Champion®. The Champion® brand, which was introduced in 1991, includes car carriers which range in length from 19 to 21 feet. The Champion® product line, which is generally lower-priced, allows us to offer a full line of car carriers at various competitive price points.

Chevron™. Our Chevron™ product line is comprised primarily of premium car carriers. Chevron™ produces a range of premium single-car, multi-car and industrial carriers, as well as wreckers ranging from 8-ton to 16-ton models. The Chevron™ line is operated autonomously with its own independent distribution network.

Eagle®. Our Eagle® products consist of light duty wreckers with the “Eagle Claw®” hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The “Eagle Claw®” hook-up system was originally developed for the repossession market. Since acquiring Eagle, we have upgraded the quality and features of the Eagle® product line and expanded its recovery capability.

Titan®. Our Titan® product line is comprised of premium multi-vehicle transport trailers which can transport up to 7 vehicles depending on configuration.

Jige™. Our Jige™ product line is comprised of a broad line of premium light duty and heavy duty wreckers and car carriers marketed primarily in Europe. Jige™ is a market leader best known for its innovative designs of car carriers and light duty wreckers necessary to operate within the narrow confines of European cities, as well as heavy duty wreckers.

Boniface™. Our Boniface™ product line is comprised primarily of premium heavy duty wreckers marketed primarily in Europe. Boniface™ produces heavy duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

Product Development and Manufacturing

Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products.

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

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. In 2013, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. Given our production and delivery schedules, management generally believes that the current backlog represents less than three months of production except for certain governmental orders for which we expect production to continue into the first half of 2015.

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

Employees

We employed approximately 820 people as of December 31, 2013. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms is considered one of the most innovative developments in the wrecker industry. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. This technology, particularly the L-arms, is used in a majority of commercial wreckers today. We hold a number of utility and design patents covering other of our products, including the Vulcan “scoop” wheel-retainer and the car carrier anti-tilt device. We have also obtained the rights to use and develop certain technologies owned or patented by others. Management believes that, until the patents on our technology expire, utilization of our patented technology without a license is an infringement of such patents. We have successfully litigated infringement lawsuits in which the validity of our patents on our technology was upheld, and successfully settled other lawsuits,

Our trademarks “Century®,” “Holmes®,” “Champion®,” “Challenger®,” “Formula I®,” “Pro Star®,” “Street Runner®,” “Vulcan®,” “Right Approach®” and “Extreme Angle®,” among others, are registered with the United States Patent and Trademark Office. Management believes that our trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

Government Regulations and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that we are in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past.

We are also subject to the additional diligence and disclosure requirements adopted by the Securities and Exchange Commission (the “SEC”) in 2012 related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The SEC rules impose these obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody.  We are actively working toward complying with the conflict minerals diligence and disclosure obligations required under the Dodd-Frank Act.

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

Executive Officers of the Registrant

Information relating to our executive officers as of the end of the period covered by this Annual Report is set forth below. William G. Miller, II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller	67	Chairman of the Board

Jeffrey I. Badgley	61	Co-Chief Executive Officer

William G. Miller, II	35	President and Co-Chief Executive Officer

Frank Madonia	65	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	63	Executive Vice President, Chief Financial Officer and Treasurer

Vincent J. Tiano	49	Vice President, Sales - North America

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

Jeffrey I. Badgley has served as a director since 1996 and as Vice Chairman of the Board since March 2011. He has served as our Co-Chief Executive Officer since December 2013, after serving as our Chief Executive Officer from March 2011 until December 2013, our President from June 1996 until March 2011, our Co-Chief Executive Officer from October 2003 until March 2011 and our Chief Executive Officer from November 1997 to October 2003. Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997. In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996. Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996. He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation from 1982 until joining Miller Industries Towing Equipment Inc.

William G. Miller, II has served as our Co-Chief Executive Officer since December 2013 and President since March 2011, after serving as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011. Mr. Miller II served as Vice President of Strategic Planning of the Company from October 2007 until November 2009. Mr. Miller II served as Light Duty General Manager from November 2004 to October 2007 and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

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

Historically, a significant portion of our net sales and production were outside the United States, primarily in Europe. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

Our future success depends upon our ability to develop or acquire proprietary products and technology and assertions against us relating to intellectual property rights could harm our business.

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

Third parties may claim that our products infringe their patents or other intellectual property rights. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third party infringement claims, regardless of their outcome, would not only consume our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

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

Our sales to governmental entities through prime contractors are subject to special risks.

While no one customer accounted for more than 10% of our consolidated net sales for 2012 and 2013, a significant concentration of our consolidated net sales were made to the U.S. federal government through prime contractors in the three prior years. Such sales accounted for 26.8% of our consolidated net sales for 2011. At this time we do not expect to receive any new or follow-on U.S. government-related orders in the near term. Our U.S. and other government business is subject to the following risks, among others: (i) this business is susceptible to changes in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract. We continue to work to secure additional U.S. and other governmental orders, but we cannot predict the success or timing of any such efforts.

The effects of new regulations relating to conflict minerals may adversely affect our business.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to perform due diligence to determine whether such minerals are used in the manufacture of our products.  However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products.  In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The Company’s supply chain is complex, and, as a result, we expect significant difficulty in verifying the origins for all “conflict minerals” used in our products and certifying that our products are “conflict free.” We may face reputational challenges from customers, investors or others if we are unable to verify the origins for all “conflict minerals” used in our products.  In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

The catastrophic loss of one of our manufacturing facilities could harm our business, financial condition and results of operations.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, civil unrest or otherwise, whether short or long-term, could materially harm our business, financial condition and results of operations.

Environmental and health and safety liabilities and requirements could require us to incur material costs.

We are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the ground, air and water; the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste materials; and the investigation and cleanup of contaminated properties.

Environmental and health-related requirements are complex, subject to change and have tended to become more and more stringent. Future developments could cause us to incur various expenditures and could also subject us to fines or sanctions, obligations to investigate or remediate contamination or restore natural resources, liability for third party property damage or personal injury claims and the imposition of new permitting requirements and/or the modification or revocation of our existing operating permits, among other effects. These and other developments could materially harm our business, financial condition and results of operation.

Any loss of the services of our key executives could have a material adverse impact on our operations.

Our success is highly dependent on the continued services of our management team. The loss of services of one or more key members of our senior management team could have a material adverse effect on us.

A product warranty or product liability claim in excess of our insurance coverage, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business.

We are subject to various claims, including product warranty and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings incidental to our business. We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience. If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. A successful product warranty, product liability or other claim brought against us in excess of our insurance coverage, or the inability of us to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business, operating results and financial condition.

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

The terms of our current credit facility restrict our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, guarantee the indebtedness of another person or make loans or investments in certain situations, incur liens, sell, discount or dispose of accounts receivable or promissory notes, enter into any new line of business, permit certain loans to officers or employees, sell, transfer, convey or grant any security interest in any material trademark, merge or consolidate with any other person, or sell, transfer or dispose of all or substantially all of our assets. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend. Our current credit facility also requires us to meet certain financial tests, and to comply with certain other reporting, affirmative and negative covenants.

If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility, and may permit the bank to foreclose on our assets.

ITEM 1B       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; Mercer, Pennsylvania; and Greeneville, Tennessee. The Ooltewah plant, containing approximately 302,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 134,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 136,000 square feet (plus 40,000 square feet of leased property), produces car carriers and trailers.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2012
First Quarter	$17.80	$14.80
Second Quarter	17.56	13.55
Third Quarter	17.18	14.50
Fourth Quarter	16.45	14.00
Year Ended December 31, 2013
First Quarter	$17.23	$14.91
Second Quarter	16.93	14.73
Third Quarter	17.25	15.30
Fourth Quarter	19.16	16.42
Year Ending December 31, 2014
First Quarter (through February 28, 2014)	$19.21	$16.89

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2013 was 542 and 2,250 respectively.

Prior to March 2010, we had never declared cash dividends on our common stock. On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength. On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends. Dividend payments made for 2013, 2012 and 2011 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount (in thousands)

Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

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

Sales of Unregistered Securities

 We did not sell any unregistered securities during the year ended December 31, 2013.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2008 through December 31, 2013. The respective returns assume reinvestment of dividends paid.

	12/31/08	12/31/09	12/31/10	12/30/11	12/30/12	12/31/13
Miller Industries, Inc.	100	214	268	297	288	352
NYSE Composite Index	100	125	138	130	155	181
S&P Construction Index	100	163	282	248	287	280

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statements of income data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes. You should read this data together with Item 7–”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10 K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$404,170	342,663	$412,659	$306,897	$237,567
Costs of operations	361,734	302,606	342,557	260,566	202,272
Gross Profit	42,436	40,057	70,102	46,331	35,295
Operating Expenses:
Selling, general, and administrative expenses	28,323	27,507	31,407	26,665	24,905
Interest expense, net	369	712	728	305	883
Other expense (income)	(119)	(815)	(161)	71	(442)
Total operating expenses	28,573	27,404	31,974	27,041	25,346

Income before income taxes	13,863	12,653	38,128	19,290	9,949
Income tax provision	5,175	3,531	15,120	7,583	3,933
Net income	$8,688	9,122	$23,008	$11,707	$6,016
Net loss attributable to noncontrolling interests	542	–‒	–‒	–‒	–‒
Net income attributable to Miller Industries, Inc.	$9,230	$9,122	$23,008	$11,707	$6,016

Basic income per common share	$0.82	0.82	$1.98	$1.00	$0.52
Diluted income per common share	$0.82	0.82	$1.92	$0.96	$0.51
Weighted average shares outstanding:
Basic	11,233	11,068	11,600	11,671	11,611
Diluted	11,324	11,258	11,984	12,163	11,902

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Working capital	$120,821	115,178	$109,760	$106,831	$94,247
Total assets	226,669	202,351	211,842	199,876	172,320
Long-term obligations, less current portion	--	--	--	5	185
Common shareholders’ equity	161,713	157,490	152,651	150,568	141,439

	December 31,
	2013	2012	2011	2010	2009
Other Data:
Cash dividend per common share	$0.56	$0.52	$0.48	$0.10	$--

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Unless the context indicates otherwise, all dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

Executive Overview

Miller Industries, Inc. is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names.

Our management focuses on a variety of key indicators to monitor our overall operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, net income, earnings per share, capital expenditures and cash flow.

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry and the cost of raw materials (including aluminum, steel and petroleum-related products). We had substantial domestic and foreign government related sales for several years up through 2011, representing approximately 26.8% of our 2011 net sales.  These government related sales declined substantially beginning in 2012 and continuing into 2013.  However, our core commercial customer business grew in the latter part of 2012 and throughout 2013 as economic conditions and customer sentiment improved.

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

Our financial results for 2013 were negatively impacted by the Delavan joint venture, which was formed in December 2012 to sell larger capacity automobile transport trailers in the United States and Canada.  Financial results for 2013 include losses before income taxes that are directly attributable to the Delavan joint venture of approximately $1.3 million. The Company also generated additional indirect losses associated with the Greeneville, Tennessee facility in connection with its manufacturing and supply agreement for the joint venture. Following a review and evaluation of operations related to the Delavan joint venture, the Company made the decision to consider strategic alternatives with regard to the venture. On February 28, 2014, the Company entered into an agreement to sell its interest in the Delavan joint venture to its joint venture partner, which is expected to close on March 31, 2014. Our Greeneville facility will cease the manufacturing of Delavan products by the end of the first quarter 2014 as it winds down Delavan production. The Company expects additional losses of approximately $0.5 million related to the Delavan joint venture in the first quarter of 2014.

There were no borrowings under our current credit facility at December 31, 2013.

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

	2013	2012	2011
Net Sales	100%	100.0%	100.0%
Costs of operations	89.5%	88.3%	83.0%
Gross Profit	10.5%	11.7%	17.0%
Operating Expenses:
Selling, general and administrative	7.0%	8.0%	7.6%
Interest expense	0.1%	0.2%	0.2%
Other expense (income)	0.0%	(0.2)%	0.0%
Total operating expenses	7.1%	8.0%	7.8%
Income before income taxes	3.4%	3.7%	9.2%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales were $404,170 for the year ended December 31, 2013, compared to $342,663 for the year ended December 31, 2012, an increase of 18.0%.   The increase in net sales was attributable to increased demand levels from our commercial customers and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations increased 19.6% to $361,734 for the year ended December 31, 2013 from $302,606 for the year ended December 31, 2012, which was attributable to higher sales volumes.  Overall, costs of operations as a percentage of net sales increased from 88.3% for the year ended December 31, 2012 to 89.5% for the year ended December 31, 2013, primarily due to product mix during the quarter consisting of a higher percentage of lower margin chassis sales.

Selling, general and administrative expenses for the year ended December 31, 2013 increased to $28,323 from $27,507 for the year ended December 31, 2012.  The increase in expenses was primarily attributable to higher sales and production levels.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.0% for 2013 from 8.0% for 2012 due to the fixed nature of certain of these expenses.

Interest expense decreased to $369 for the year ended December 31, 2013 from $712 for the year ended December 31, 2012.  Decreases were primarily due to decreases in interest on distributor floor planning and on chassis purchases.

Other income relates to foreign currency transaction gains and losses.  During 2013, the net gain was $119 compared to a net gain of $815 for 2012.

The provision for income taxes for the years ended December 31, 2013 and 2012 reflects a combined federal, state and foreign tax rate of 37.3% and 27.9%, respectively.  Income taxes for 2012 include income tax benefits of approximately $1,361.  The benefits resulted primarily from Federal Domestic Production Activity Deductions as well as from Federal Research and Development and other tax credits recognized in the period.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales were $342,663 for the year ended December 31, 2012, compared to $412,659 for the year ended December 31, 2011, a decrease of 17.0%. The decrease in net sales was attributable to the absence of revenues in 2012 from follow-on orders from a prime contractor for government-related sales, which represented 26.8% of total 2011 sales, offset partially by increased activity from our commercial customers.

Costs of operations decreased 11.7% to $302,606 for the year ended December 31, 2012 from $342,557 for the year ended December 31, 2011, which was attributable to decreases in governmental sales described above. Overall, costs of operations as a percentage of net sales increased from 83.0% for the year ended December 31, 2011 to 88.3% for the year ended December 31, 2012, primarily due to product mix during the period consisting of a higher percentage of lower margin chassis sales.

Selling, general and administrative expenses for the year ended December 31, 2012 decreased to $27,507 from $31,407 for the year ended December 31, 2011. The decrease in expenses was primarily attributable to the lower sales levels during the period, and resulting decreased sales commissions and incentives. As a percentage of net sales, selling, general and administrative expenses increased to 8.0% for 2012 from 7.6% for 2011 due to the fixed nature of certain of these expenses.

Interest expense remained constant at $700 for the year ended December 31, 2012 and for 2011.

Other expense (income) relates to foreign currency transaction gains and losses. During 2012, the net gain was $815 compared to a net gain of $161 for 2011.

The provision for income taxes for the years ended December 31, 2012 and 2011 reflects a combined federal, state and foreign tax rate of 27.9% and 39.7%, respectively. Income taxes for 2012 include income tax benefits of approximately $1,361. The benefits resulted primarily from Federal Domestic Production Activity Deductions as well as from Federal Research and Development and other tax credits recognized in the period.

Liquidity And Capital Resources

Cash provided by operating activities was $1,192 for the year ended December 31, 2013, compared to $6,109 for the year ended December 31, 2012, and $28,338 for the year ended December 31, 2011. The cash used in operating activities for 2013 is attributable to increases in accounts receivable and inventories.  These increases were offset by increases in accounts payable and accrued liabilities.  Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $2,335 for the year ended December 31, 2013, compared to $2,836 for the years ended December 31, 2012, and $2,767 for the year ended December 31, 2011. The cash used in investing activities for 2013 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $5,448 for the year ended December 31, 2013, compared to $4,500 for the year ended December 31, 2012, and $21,543 for the year ended December 31, 2011. The cash used in financing activities in 2013 and 2012 was primarily to pay cash dividends, partially offset by proceeds from the exercise of stock options. For 2011, cash used in financing was primarily used for stock repurchases.

Over the past year, we generally have used available cash flow from operations to pay dividends and to pay for capital expenditures.

As of December 31, 2013, we had cash and cash equivalents of $42,864, exclusive of unused availability under our current credit facility. Our primary cash requirements include working capital, capital expenditures and the funding of any declared cash dividends. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2013, with borrowings under our current credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2014 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2013.

	Payment Due By Period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,256	$582	$608	$66	$--
Purchase Obligations (2)	22,231	22,231	--	--	--
Commitments for construction and acquisition of plant and equipment	413	413	--	--	--
Total	$23,900	$23,226	$608	$66	$--

(1)	Amounts do not include potential contingent obligations of $31.9 million under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facility and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million. On December 17, 2013, the credit facility was further renewed to extend the maturity date to March 31, 2016. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

Outstanding Borrowings

There were no outstanding borrowings under the credit facility as of December 31, 2013 and 2012.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.67% at December 31, 2013). Because there were no amounts outstanding under our credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2013.

Other Long-Term Obligations

We had approximately $1,256 in non-cancellable operating lease obligations at December 31, 2013.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.67% at December 31, 2013). Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2013.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At December 31, 2013, we recognized a $884 increase in our foreign currency translation adjustment account compared with December 31, 2012. During the years ended December 31, 2013, 2012 and 2011, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a $119 gain, $815 gain and $161 gain, respectively.

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

Management’s Report On Internal Control Over Financial Reporting

Management of Miller Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (1992). Based on our assessment under those criteria, we concluded that, as of December 31, 2013, we maintained effective internal control over financial reporting.

Joseph Decosimo and Company, PLLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which appears herein.

March 5, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the internal control over financial reporting of Miller Industries, Inc. and subsidiaries as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 5, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 5, 2014

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
27

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

3.            Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	--	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	--	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	--	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	--	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	--	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	--	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	--	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	--	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	--	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	--	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.6

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.7

10.18	Letter Agreement, dated as of November 27, 2013 between the Registrant and William G. Miller, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008* **

10.19
Letter Agreement, dated as of November 27, 2013 between the Registrant and Jeffrey I. Badgley, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008* **

10.20
Letter Agreement, dated as of November 27, 2013 between the Registrant and J. Vincent Mish, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008* **

10.21	Non-Employee Director Stock Plan**	--	Schedule 14A	January 23, 2004	Annex A

10.22	Miller Industries, Inc. 2005 Equity Incentive Plan**	--	Schedule 14A	May 2, 2005	Annex B

10.23	Loan Agreement, dated April 6, 2010, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	--	Form 8-K	April 12, 2010	10.1

10.24	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	--	Form 8-K	April 12, 2010	10.2

10.25	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee National Association	--	Form 8-K	April 12, 2010	10.3

21	Subsidiaries of the Registrant*

23.1	Consent of Joseph Decosimo and Company, PLLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.*

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
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
March 5, 2014

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

(In thousands, except share data)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$42,864	$48,591
Accounts receivable, net of allowance for doubtful accounts of $1,714 and $1,614, at December 31, 2013 and 2012, respectively	80,821	59,113
Inventories	54,172	45,045
Prepaid expenses	2,190	1,951
Current deferred income taxes	3,888	3,581
Total current assets	183,935	158,281
PROPERTY, PLANT, AND EQUIPMENT, net	30,834	32,188
GOODWILL	11,619	11,619
OTHER ASSETS	281	263
	$226,669	$202,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,388	$30,745
Accrued liabilities	15,726	12,358
Total current liabilities	63,114	43,103

DEFERRED INCOME TAX LIABILITIES	1,842	1,758
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized, 11,265,679 and 11,158,631, outstanding at December 31, 2013 and 2012, respectively	113	112
Additional paid-in capital	149,608	148,688
Accumulated surplus	11,696	8,760
Accumulated other comprehensive income (loss)	814	(70)
Total Miller Industries, Inc. shareholders’ equity	162,231	157,490
Noncontrolling interest	(518)	--
Total shareholders’ equity	161,713	157,490
	$226,669	$202,351

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	2013	2012	2011
NET SALES	$404,170	$342,663	$412,659
COSTS OF OPERATIONS	361,734	302,606	342,557
GROSS PROFIT	42,436	40,057	70,102

OPERATING EXPENSES:
Selling, general, and administrative expenses	28,323	27,507	31,407
Interest expense, net	369	712	728
Other income	(119)	(815)	(161)
Total operating expenses	28,573	27,404	31,974

INCOME BEFORE INCOME TAXES	13,863	12,653	38,128
INCOME TAX PROVISION	5,175	3,531	15,120
NET INCOME	8,688	9,122	23,008
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	542	--	--
NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$9,230	$9,122	$23,008

BASIC INCOME PER COMMON SHARE	$0.82	$0.82	$1.98

DILUTED INCOME PER COMMON SHARE	$0.82	$0.82	$1.92

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.56	$0.52	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,233	11,068	11,600
Diluted	11,324	11,258	11,984

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011
Net income	$8,688	$9,122	$23,008
Other comprehensive income:
Foreign currency translation adjustment	1,175	(207)	71
Derivative instrument and hedging activities	(216)	--	--
Reclassifications from accumulated other comprehensive income (loss)	(75)	--	--
Total other comprehensive income (loss)	884	(207)	71

Comprehensive income	9,572	8,915	23,079
Net loss attributable to noncontrolling interests	542	--	--
Comprehensive income attributable to Miller Industries, Inc.	$10,114	$8,915	$23,079

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Miller Industries, Inc. Shareholders’ Equity	Noncontrolling Interests	Total
BALANCE, December 31, 2010	117	162,447	(12,062)	66	150,568	--	150,568
Components of comprehensive income:
Net income	--	--	23,008	--	23,008	--	23,008
Foreign currency translation adjustments	--	--	--	71	71	--	71
Total comprehensive income	--	--	23,008	71	23,079	--	23,079
Issuance of common stock to non-employee directors (6,840)	--	100	--	--	100	--	100
Exercise of stock options (468,204)	5	2,762	--	--	2,767	--	2,767
Repurchase of common stock (1,184,200)	(12)	(19,988)	--	--	(20,000)	--	(20,000)
Stock-based compensation expense	--	399	--	--	399	--	399
Excess tax effect for stock-based compensation	--	1,284	--	--	1,284	--	1,284
Dividends paid, $0.48 per share	--	--	(5,546)	--	(5,546)	--	(5,546)
BALANCE, December 31, 2011	110	147,004	5,400	137	152,651	--	152,651
Components of comprehensive income:
Net income	--	--	9,122	--	9,122	--	9,122
Foreign currency translation adjustments	--	--	--	(207)	(207)	--	(207)
Total comprehensive income	--	--	9,122	(207)	8,915	--	8,915
Issuance of common stock to non-employee directors (4,737)	--	75	--	--	75	--	75
Exercise of stock options (153,775)	2	851	--	--	853	--	853
Stock-based compensation expense	--	332	--	--	332	--	332
Excess tax effect for stock-based compensation	--	426	--	--	426	--	426
Dividends paid, $0.52 per share	--	--	(5,762)	--	(5,762)	--	(5,762)
BALANCE, December 31, 2012	112	148,688	8,760	(70)	157,490	--	157,490
Components of comprehensive income:
Net income	--	--	9,230	--	9,230	(542)	8,688
Foreign currency translation adjustments	--	--	--	1,175	1,175	--	1,175
Derivative instrument and hedging activities	--	--	--	(291)	(291)	--	(291)
Total comprehensive income	--	--	9,230	884	10,114	(542)	9,572
Capital Contribution from non controlling interest holder	--	--	--	--	--	24	24
Issuance of common stock to non-employee directors (4,734)	--	75	--	--	75	--	75
Exercise of stock options (102,314)	1	620	--	--	621	--	621
Excess tax effect for stock-based compensation	--	225	--	--	225	--	225
Dividends paid, $0.56 per share	--	--	(6,294)	--	(6,294)	--	(6,294)
BALANCE, December 31, 2013	$113	$149,608	$11,696	$814	$162,231	(518)	161,713

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$8,688	$9,122	$23,008
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,763	3,807	3,675
Deferred tax provision	(225)	1,210	206
Provision for doubtful accounts	211	257	240
Stock-based compensation	--	332	399
Excess tax benefit from stock-based compensation	(225)	(426)	(1,284)
Issuance of non-employee director shares	75	75	100
(Gain) Loss on disposals of equipment	(2)	(1)	--
Changes in operating assets and liabilities:
Accounts receivable	(21,993)	1,884	(1,365)
Inventories	(8,506)	3,033	(9,360)
Prepaid expenses	(173)	270	1,338
Accounts payable	16,164	(8,893)	5,886
Accrued liabilities	3,415	(4,561)	5,495
Net cash flows from operating activities	1,192	6,109	28,338
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,430)	(2,889)	(3,961)
Proceeds from sale of equipment	19	20	1,017
Payments received on notes receivables	76	33	177
Net cash flows from investing activities	(2,335)	(2,836)	(2,767)
FINANCING ACTIVITIES:
Payments on long-term obligations	--	(5)	(47)
Payments of cash dividends	(6,294)	(5,762)	(5,546)
Additions to deferred financing costs	--	(10)	--
Proceeds from exercise of stock options	621	851	2,766
Excess tax benefit from stock-based compensation	225	426	1,284
Payments for common stock repurchased	--	--	(20,000)
Net cash flows from financing activities	(5,448)	(4,500)	(21,543)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	864	(335)	(209)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(5,727)	(1,562)	3,819
CASH AND TEMPORARY INVESTMENTS, beginning of year	48,591	50,153	46,334
CASH AND TEMPORARY INVESTMENTS, end of year	$42,864	$48,591	$50,153
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$912	$1,070	$968
Cash payments for income taxes, net of refunds	$2,419	$3,858	$12,578

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and except as otherwise noted)

1.           ORGANIZATION AND NATURE OF OPERATIONS

Miller Industries, Inc. and subsidiaries (the “Company”) is The World’s Largest Manufacturer of Towing and Recovery Equipment.® The principal markets for the Company’s towing and recovery equipment are approximately 80 independent distributors and the users of towing and recovery equipment located primarily throughout North America, and other customers throughout the world. The Company’s products are marketed under the brand names of Century®, Challenger®, Holmes®, Champion®, Eagle®, Titan®, JigeTM, BonifaceTM, Vulcan®, and ChevronTM.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Miller Industries, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate our majority-owned and controlled Delavan joint venture, and our joint venturer’s interests in the Delavan joint venture are reported as noncontrolling interests.

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Chassis	$7,665	$9,952
Raw materials	25,772	18,856
Work in process	9,915	7,961
Finished goods	10,820	8,276
	$54,172	$45,045

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

Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Land and improvements	$5,031	$4,887
Buildings and improvements	32,759	33,498
Machinery and equipment	29,664	26,959
Furniture and fixtures	8,556	8,242
Software costs	7,533	7,381
	83,543	80,967
Less accumulated depreciation	(52,709)	(48,779)
	$30,834	$32,188

The Company recognized $3,757, $3,796 and $3,648 in depreciation expense in 2013, 2012 and 2011, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 91,000, 190,000 and 384,000 potential dilutive common shares in 2013, 2012 and 2011, respectively. For 2013, 2012 and 2011, none of the outstanding stock options would have been anti-dilutive.

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

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547 at December 31, 2013 and 2012. At December 31, 2013 and 2012, all intangible assets subject to amortization were fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2013 and 2012 was $61 and $55, respectively. Amortization expense in 2013, 2012 and 2011, was $6, $10 and $27, respectively, and is included in interest expense in the accompanying consolidated statements of income. Based on the current amount of deferred financing costs subject to amortization, the estimated amortization expense in future years is not significant.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2013 and 2012:

	2013	2012
Accrued wages, commissions, bonuses and benefits	$4,991	$4,819
Accrued products warranty	3,084	4,357
Accrued income taxes	2,995	57
Other	4,656	3,125
	$15,726	$12,358

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31 2013, the Company had no unrecognized tax benefits pertaining to uncertain tax positions.

Stock-Based Compensation

Stock compensation expense was $-0- for 2013, $332 for 2012 and $399 for 2011. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

No options were granted during 2013 or 2012. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which is being amortized as compensation expense over the vesting period.

At December 31, 2013, the Company had no unrecognized compensation expense related to stock options. The Company issued approximately 102,000 and 154,000 shares of common stock during 2013 and 2012, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2013, 2012 and 2011, was $1,086, $901 and $3,908, respectively.

The table below provides a summary of the warranty liability for December 31, 2013 and 2012:

	2013	2012
Accrual at beginning of the year	$4,357	$5,322
Provision	1,086	901
Settlement and Other	(2,359)	(1,866)
Accrual at end of year	$3,084	$4,357

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $1,304, $1,436 and $1,922 for 2013, 2012 and 2011, respectively.

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

3.           LONG-TERM OBLIGATIONS

Long-Term Obligations

Credit Facility On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility, and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 17, 2013 the Credit Facility was further renewed, which extended the maturity date to March 31, 2016. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At December 31, 2013 and 2012, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.67% at December 31, 2013). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2013.

4.           STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2013, 2012 and 2011 were 600,000.

A summary of the activity of stock options for the years ended December 31, 2013, 2012 and 2011, is presented below (shares in thousands):

	2013		2012		2011
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	206	$5.83	360	$5.71	831	$5.82
Granted	--	--	--	--	--	--
Exercised	(102)	6.07	(154)	5.54	(468)	5.91
Forfeited and cancelled	--	--	--	--	(3)	5.49
Outstanding at End of Period	104	$5.60	206	$5.83	360	$5.71
Options exercisable at year end	104	$5.60	206	$5.83	161	$5.98

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2013 is presented below:

Exercise Price	Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable

$5.49	99,572	$5.49	4.9	99,572	$5.49
8.31	4,125	8.31	0.2	4,125	8.31
Total	103,697	$5.60	4.7	103,697	$5.60

5.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,126, $1,127 and $1,570 in 2013, 2012 and 2011, respectively.

At December 31, 2013 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2014	$582
2015	432
2016	176
2017	66
2018	--
Thereafter	--
$1,256

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $31,854 and $22,035 at December 31, 2013 and 2012, respectively. No repurchases of products were required during 2013 or 2012.

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

The provision for income taxes on income consisted of the following in 2013, 2012 and 2011:

	2013	2012	2011
Current:
Federal	$3,960	$202	$11,902
State	415	321	1,428
Foreign	1,025	1,798	1,584
	5,400	2,321	14,914
Deferred:
Federal	(238)	1,095	245
State	(28)	122	27
Foreign	41	(7)	(66)
	(225)	1,210	206
	$5,175	$3,531	$15,120

The principal differences between the federal statutory tax rate and the income tax expense in 2013, 2012 and 2011:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.7%	4.0%	4.0%
Excess of foreign tax over US tax on foreign income	0.3%	0.6%	0.6%
Domestic Tax Credits	(1.5)%	(10.8)%	--
Other	(0.2)%	(0.9)%	0.1%
Effective tax rate	37.3%	27.9%	39.7%

Income taxes for 2012 include $1,361 of income tax benefits resulting primarily from Federal Domestic Activity Deductions, as well as Federal Research and Development and other tax credits recognized during the period.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$95	$95
Accruals and reserves	3,739	3,390
Other	54	96
Total deferred tax assets	3,888	3,581
Deferred tax liabilities:
Property, plant, and equipment	1,842	1,758
Total deferred tax liabilities	1,842	1,758
Net deferred tax asset	$2,046	$1,823

As of December 31, 2013, the Company has no federal or state net operating loss carryforwards.

At December 31, 2013 and 2012, the Company had no unrecognized tax positions. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2010 through 2012 remain open to examination for U.S. Federal and state income taxes.

7.           SHAREHOLDERS EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock which can be issued in one or more series. The terms, price and conditions of the preferred shares will be set by the board of directors. No shares have been issued.

Dividends

Prior to March 2010, we had never declared cash dividends on our common stock. On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength. On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends. Dividend payments made for 2013, 2012 and 2011 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

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

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2013, 2012 and 2011, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $472, $424, and $409 in 2013, 2012 and 2011, respectively.

9.           GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers):

	2013		2012		2011
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
North America	$335,969	$39,832	$282,497	$40,965	$356,257	$42,147

Foreign	68,201	2,645	60,166	2,842	56,402	2,592

	$404,170	$42,477	$342,663	$43,807	$412,659	$44,739

10.           CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2013 or 2012. The Company’s largest customer accounted for 26.8% of consolidated sales for 2011.

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

In November 2012, the Company adopted a formal foreign currency exchange policy. Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss). The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other income (expense) in our consolidated statements of income. In December 2012, the Company entered into foreign exchange currency contracts with notional values of  $10,637 at December 31, 2013 and $12,950 at December 31, 2012 maturing from September 2013 to October 2014 that were considered cash flow hedges. Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective. At December 31, 2013 and 2012, the net fair value of foreign currency exchange contracts was ($291) and $-0-, respectively, which is included in accounts receivable or accounts payable in our consolidated balance sheets, depending on the asset or liability position of the derivative.

The following table presents the financial instruments measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$--	$--	$--	$--
Total assets	$--	$--	$--	$--
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$--	$291	$--	$291
Total liabilities	$--	$291	$--	$291

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$--	$326	$--	$326
Total assets	$--	$326	$--	$326
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$--	$326	$--	$326
Total liabilities	$--	$326	$--	$326

12.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	Net Sales	Operating Income	Net Income Attributable to Miller Industries, Inc.	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2013
First Quarter	$84,950	$1,935	$1,328	$0.12	$0.12	$0.14
Second Quarter	105,834	4,510	2,901	0.26	0.26	0.14
Third Quarter	105,108	4,079	2,622	0.23	0.23	0.14
Fourth Quarter	108,278	3,589	2,379	0.21	0.21	0.14
Total	$404,170	$14,113	$9,230	$0.82	$0.82	$0.56

2012
First Quarter	$94,957	$3,882	$2,010	$0.18	$0.18	$0.13
Second Quarter	87,346	3,361	2,546	0.23	0.23	0.13
Third Quarter	77,957	2,534	2,890	0.26	0.26	0.13
Fourth Quarter	82,403	2,773	1,676	0.15	0.15	0.13
Total	$342,663	$12,550	$9,122	$0.82	$0.82	$0.52

13.           SUBSEQUENT EVENTS

On December 27, 2012, we formed Delavan Automotive LLC, of which we have a controlling interest, for the sale of larger capacity automobile transport trailers in the United States and Canada.  We began to produce trailers under this entity beginning in 2013 as an extension of our current product offering.

Following a review and evaluation of operations related to the Delavan joint venture, the Company made the decision to consider strategic alternatives with regard to the venture. On February 28, 2014, the Company entered into an agreement to sell its interest in the Delavan joint venture to its joint venture partner, which is expected to close on March 31, 2014. Our Greeneville facility will cease the manufacturing of Delavan products by the end of the first quarter of 2014 as it winds down Delavan production.

On March 3, 2014, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable March 24, 2014 to shareholders of record as of March 17, 2014.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2011
Deduction from asset accounts:
Allowance for doubtful accounts	$1,843	240	(392)	$1,691

Year ended December 31, 2012
Deduction from asset accounts:
Allowance for doubtful accounts	$1,691	240	(317)	$1,614

Year ended December 31, 2013
Deduction from asset accounts:
Allowance for doubtful accounts	$1,614	211	(111)	$1,714

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2014.

MILLER INDUSTRIES, INC.

By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley
Co-Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 5th day of March, 2014.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Co-Chief Executive Officer and Director
Jeffrey I. Badgley

/s/ William G. Miller, II	President and Co-Chief Executive Officer
William G. Miller, II

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
J. Vincent Mish

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.18	Letter Agreement, dated as of November 27, 2013 between the Registrant and William G. Miller, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008

10.19
Letter Agreement, dated as of November 27, 2013 between the Registrant and Jeffrey I. Badgley, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008

10.20
Letter Agreement, dated as of November 27, 2013 between the Registrant and J. Vincent Mish, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008

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

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.