Form 10-Q
period 2014-03-31
MILLER INDUSTRIES INC /TN/
filed 2014-05-07
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                           No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2014 was 11,301,530.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such words, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customer’s access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2013, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$40,544	$42,864
Accounts receivable, net of allowance for doubtful accounts of $1,765 and $1,714 at March 31, 2014 and December 31, 2013, respectively	82,005	80,821
Inventories	56,659	54,172
Prepaid expenses	3,766	2,190
Current deferred income taxes	4,069	3,888
Total current assets	187,043	183,935
PROPERTY, PLANT, AND EQUIPMENT, net	30,097	30,834
GOODWILL	11,619	11,619
OTHER ASSETS	256	281
	$229,015	$226,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,696	$47,388
Accrued liabilities	15,924	15,726
Total current liabilities	63,620	63,114
DEFERRED INCOME TAX LIABILITIES	1,842	1,842
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 100,000,000 shares authorized, 11,300,030 and 11,265,679 outstanding at March 31, 2014 and December 31, 2013, respectively	113	113
Additional paid-in capital	149,898	149,608
Retained earnings	12,369	11,696
Accumulated other comprehensive income (loss)	1,173	814
Total Miller Industries, Inc. shareholders’ equity	163,553	162,231
Noncontrolling interests	---	(518)
Total Shareholders’ equity	163,553	161,713
	$229,015	$226,669

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2014	2013

NET SALES	$104,168	$84,950
COSTS OF OPERATIONS	93,230	76,316
GROSS PROFIT	10,938	8,634

OPERATING EXPENSES:
Selling, general and administrative expenses	7,166	6,699
Interest expense, net	70	67
Other (income) expense, net	62	(23)
Total operating expenses	7,298	6,743

INCOME BEFORE INCOME TAXES	3,640	1,891
INCOME TAX PROVISION	1,340	684
NET INCOME	2,300	1,207

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	66	121

NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$2,366	$1,328

BASIC INCOME PER COMMON SHARE	$0.21	$0.12
DILUTED INCOME PER COMMON SHARE	$0.21	$0.12

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,285	11,198
Diluted	11,353	11,316

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2014	2013
NET INCOME	$2,300	$1,207

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	260	(248)
Derivative instrument and hedging activities	27	338
Reclassification from accumulated other comprehensive income (loss)	71	–
Total other comprehensive income (loss)	358	90

COMPREHENSIVE INCOME	2,658	1,297

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	66	121
COMPREHENSIVE INCOME ATTRIBUTABLE
TO MILLER INDUSTRIES, INC.	$2,724	$1,418

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,300	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	936	898
Gain on disposal of equipment	-	4
Loss on deconsolidation of subsidiary	83	–
Provision for doubtful accounts	45	47
Excess tax benefit from stock-based compensation	(22)	(127)
Issuance of non-employee director shares	96	75
Deferred income tax provision	(181)	3
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	(4,889)
Inventories	(3,629)	(5,099)
Prepaid expenses	(1,774)	(1,407)
Accounts payable	2,754	9,098
Accrued liabilities	(95)	862
Net cash flows from operating activities	(746)	672
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(202)	(815)
Payments received on notes receivable	9	10
Net cash flows from investing activities	(193)	(805)
FINANCING ACTIVITIES:
Payments of cash dividends	(1,692)	(1,569)
Proceeds from stock option exercises	172	405
Excess tax benefit from stock-based compensation	22	127
Net cash flows from financing activities	(1,498)	(1,037)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	117	6
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(2,320)	(1,164)
CASH AND TEMPORARY INVESTMENTS, beginning of period	42,864	48,591
CASH AND TEMPORARY INVESTMENTS, end of period	$40,544	$47,427
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$223	$207
Cash payments for income taxes, net of refunds	$1,701	$(411)

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.  Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity. The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 68,000 and 118,000 potential dilutive common shares for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014 and 2013, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Chassis	$7,451	$7,665
Raw materials	25,329	25,772
Work in process	10,119	9,915
Finished goods	13,760	10,820
	$56,659	$54,172

4.	LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.	GOODWILL

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized. However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount had been impaired. The Company reviews goodwill for impairment utilizing a qualitative assessment or a two-step process. If we choose to perform a qualitative analysis of goodwill and determine that the fair value more likely than not exceeds the carrying value, no further testing is needed. If we choose the two-step approach or if qualitative analysis determines the carrying value more likely than not exceeds fair value, the first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value the second step is not necessary. If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value. An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds its fair value.

6.	LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 17, 2013, the Credit Facility was further renewed to extend the maturity to March 31, 2016. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an annual amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.65% at March 31, 2014). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2014.

Other Long-Term Obligations

At March 31, 2014, the Company had approximately $1,165 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended March 31, 2014.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the three months ended March 31, 2014 and 2013, options were exercised for the purchase of 29,197 shares of common stock at a weighted-average exercise price of $5.89 and 69,564 shares of common stock at a weighted-average exercise price of $5.82, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $29,374 at March 31, 2014, and $31,854 at December 31, 2013. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At March 31, 2014, the Company had commitments of approximately $462 for construction and acquisition of property, plant and equipment.

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

At March 31, 2014 and December 31, 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2010 through 2012 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2010.

10.	SHAREHOLDERS EQUITY

Dividends

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends.  Dividend payments made for 2014, 2013, 2012 and 2011, were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Total for 2014			$0.15	$1,692

On May 5, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share.  The dividend is payable June 23, 2014 to shareholders of record as of June 16, 2014.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended
	March 31
	2014	2013
Net Sales:
North America	$82,769	$72,613
Foreign	21,399	12,337
	$104,168	$84,950

	March 31, 2014	December 31, 2013
Long Lived Assets:
North America	$39,063	$39,832
Foreign	2,653	2,645
	$41,716	$42,477

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2014 and 2013.

13.          OTHER (INCOME) EXPENSE

Other (income) expense for the three months ended March 31, 2014 was a loss of $62 that includes a loss on deconsolidation of a subsidiary of $83 offset by foreign currency transaction gains of $21. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected. For the three months ended March 31, 2013, other (income) expense consisted of foreign currency transaction gains of $23.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$263	$—	$263
Total liabilities	$—	$263	$—	$263

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$291	$—	$291
Total liabilities	$—	$291	$—	$291

15.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk.  Prior to November 2012, the Company had not instituted a formal foreign currency exchange policy.  All contracts entered into prior to this date are accounted for as undesignated hedges and, therefore, changes in fair value are recognized each period in other (income) expense, net in our condensed consolidated statements of income.  The fair value of the contracts is presented in accounts receivable in our condensed consolidated balance sheets.  At March 31, 2013, the Company had undesignated foreign currency exchange contracts with notional amounts of $6,400 which were directly offset by corresponding foreign currency exchange contracts.  These contracts expired over a period from September to November 2013.  The gains or losses were directly offset at March 31, 2013.

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense, net in our condensed consolidated statements of income.  In December 2012, the Company entered into foreign exchange currency contracts with notional values of $6,898 at March 31, 2014 and $10,200 at December 31, 2013 maturing from September 2013 to October 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At March 31, 2014 and December 31, 2013, the net fair value of foreign currency exchange contracts was ($263) and ($291), respectively, which is included in accounts receivable or accounts payable in our condensed consolidated balance sheets, depending on the asset or liability position of the derivative.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (FASB ASU 2014-08). The amendment revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted in the first quarter of 2014 for calendar year-end companies. We have chosen to early adopt this pronouncement and it became effective for the Company in the first quarter of 2014. The adoption of the provisions of FASB ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income  (FASB ASU 2013-02). The amendment in this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. The provisions of FASB ASU 2013-02 were effective for annual and interim periods beginning after December 15, 2012.  The adoption of the provisions of FASB ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11).  The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement, irrespective of whether they are offset in accordance with FASB guidance.  The provisions of FASB ASU 2011-11 were effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of the provisions of FASB ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Standards

There are no recently issued accounting standards for which the Company expects a material impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Miller Industries, Inc. is The World’s Largest Manufacturer of Vehicle Towing and Recovery Equipment®, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names. In this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the words “Miller Industries,” “the Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

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

Our industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

●	wavering levels of consumer confidence;

●
volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;

●	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and

●	the overall effects of global economic downturns

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

As previously announced, our financial results through March 31, 2014 were negatively impacted by the Delavan joint venture. Losses before income taxes that are directly attributable to the Delavan joint venture were approximately $1,300 and $152 (including the loss on deconsolidation of the subsidiary) for 2013 and the first quarter of 2014, respectively. The Company also generated additional indirect losses associated with the Greeneville, Tennessee facility in connection with its manufacturing and supply agreement for the joint venture.  Following a review and evaluation of operations related to the Delavan joint venture, the Company made the decision to consider strategic alternatives with regard to the venture. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected.

There were no borrowings under the credit facility at March 31, 2014.

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

Goodwill

Goodwill is tested for impairment annually or if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below the carrying amount. We review goodwill for impairment utilizing a qualitative assessment or a two-step approach. If we choose to perform a qualitative analysis of goodwill and determine that the fair value more likely than not exceeds the carrying value, no further testing is needed. If we choose the two-step approach or if qualitative analysis determines the carrying value more likely than not exceeds fair value, the first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value the second step is not necessary. If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value. An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds its fair value. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. Such events might include, but are not limited to, the impact of the economic environment or a material change in a relationship with significant customers.

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

Results of Operations–Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 increased 22.6% to $104,168 from $84,950 for the comparable period in 2013. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended March 31, 2014 increased 22.2% to $93,230 from $76,316 for the comparable period in 2013, which was attributable to the increased demand levels and increased production.  Overall, costs of operations decreased slightly as a percentage of sales from 89.8% to 89.5%.

Selling, general, and administrative expenses for the three months ended March 31, 2014 increased to $7,166 from $6,699 for the three months ended March 31, 2013.  As a percentage of sales, selling, general, and administrative expenses decreased to 6.9% for the three months ended March 31, 2014 from 7.9% for the three months ended March 31, 2013 due to the fixed nature of certain of these expenses.  Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased slightly to $70 from $67 for the three months ended March 31, 2014 as compared to the prior year period.

Other (income) expense, net for the three months ended March 31, 2014 was a loss of $62 that includes a loss on deconsolidation of a subsidiary of $83 offset by foreign currency transaction gains of $21. This compares to foreign currency transaction gains of $23 for the three months ended March 31, 2013.

The provision for income taxes for the three months ended March 31, 2014 and 2013 reflects a combined effective U.S. federal, state and foreign tax rate of 36.8% and 36.2%, respectively.

Liquidity and Capital Resources

Cash used in operating activities was $746 for the three months ended March 31, 2014, compared to cash provided by operating activities of $672 for the comparable period in 2013.  The cash used in operating activities for the 2014 period was attributable to increases in accounts receivable and inventory, as well as decreases in accounts payable.  Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $193 for the three months ended March 31, 2014 compared to $805 for the comparable period in 2013. The cash used in investing activities for the 2014 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1,498 for the three months ended March 31, 2014, compared to $1,037 for the comparable period in 2013. The cash used in financing activities for the 2014 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of March 31, 2014, we had cash and cash equivalents of $40,544, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At March 31, 2014, the Company had commitments of approximately $462 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2014, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2014 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 17, 2013, the Credit Facility was further renewed to extend the maturity to March 31, 2016.  The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At March 31, 2014, we had approximately $1,165 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.65% at March 31, 2014). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2014.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2014, we recognized a $260 increase in our foreign currency translation adjustment account compared with December 31, 2013 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $248 decrease for the prior year period.  For the three months ended March 31, 2014 and 2013, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $21 and $23, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers (CEOs) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934. Based upon this evaluation, our CEOs and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: May 7, 2014

