Form 10-Q
period 2014-06-30
MILLER INDUSTRIES INC /TN/
filed 2014-08-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                           No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2014 was 11,301,530.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$39,052	$42,864
Accounts receivable, net of allowance for doubtful accounts of $1,807 and $1,714 at June 30, 2014 and December 31, 2013, respectively	96,109	80,821
Inventories	55,177	54,172
Prepaid expenses	3,758	2,190
Current deferred income taxes	4,012	3,888
Total current assets	198,108	183,935
PROPERTY, PLANT, AND EQUIPMENT, net	30,962	30,834
GOODWILL	11,619	11,619
OTHER ASSETS	256	281
	$240,945	$226,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,788	$47,388
Accrued liabilities	17,021	15,726
Total current liabilities	73,809	63,114
DEFERRED INCOME TAX LIABILITIES	1,842	1,842
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 100,000,000 shares authorized, 11,301,530 and 11,265,679 outstanding at June 30, 2014 and December 31, 2013, respectively	113	113
Additional paid-in capital	149,906	149,608
Retained earnings	14,061	11,696
Accumulated other comprehensive income (loss)	1,214	814
Total Miller Industries, Inc. shareholders’ equity	165,294	162,231
Noncontrolling interests	—	(518)
Total Shareholders’ equity	165,294	161,713
	$240,945	$226,669

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

NET SALES	$122,432	$105,834	$226,600	$190,784
COSTS OF OPERATIONS	109,922	94,104	203,152	170,420
GROSS PROFIT	12,510	11,730	23,448	20,364

OPERATING EXPENSES:
Selling, general and administrative expenses	6,964	7,220	14,130	13,919
Interest expense, net	126	84	196	151
Other (income) expense, net	55	18	117	(5)
Total operating expenses	7,145	7,322	14,443	14,065

INCOME BEFORE INCOME TAXES	5,365	4,408	9,005	6,299
INCOME TAX PROVISION	1,978	1,619	3,318	2,303
NET INCOME	3,387	2,789	5,687	3,996

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	—	112	66	233
NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$3,387	$2,901	$5,753	$4,229

BASIC INCOME PER COMMON SHARE	$0.30	$0.26	$0.51	$0.38
DILUTED INCOME PER COMMON SHARE	$0.30	$0.26	$0.51	$0.38

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.30	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,301	11,233	11,293	11,216
Diluted	11,354	11,318	11,354	11,317

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
NET INCOME	$3,387	$2,789	$5,687	$3,996

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(95)	(117)	165	(365)
Derivative instrument and hedging activities	48	(199)	75	139
Reclassification from accumulated other comprehensive income (loss)	89	—	160	—
Total other comprehensive income (loss)	42	(316)	400	(226)

COMPREHENSIVE INCOME	3,429	2,473	6,087	3,770

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	—	112	66	233
COMPREHENSIVE INCOME ATTRIBUTABLE
TO MILLER INDUSTRIES, INC.	$3,429	$2,585	6,153	$4,003

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income	$5,687	$3,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,873	1,849
Loss on disposal of equipment	—	4
Loss on deconsolidation of subsidiary	83	—
Provision for doubtful accounts	95	92
Excess tax benefit from stock-based compensation	(22)	(127)
Issuance of non-employee director shares	96	75
Deferred income tax provision	(124)	12
Changes in operating assets and liabilities:
Accounts receivable	(15,356)	(20,592)
Inventories	(744)	(6,577)
Prepaid expenses	(1,770)	(979)
Accounts payable	10,438	18,341
Accrued liabilities	1,023	3,107
Net cash flows from operating activities	1,279	(799)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,012)	(1,721)
Payments received on notes receivable	19	57
Net cash flows from investing activities	(1,993)	(1,664)
FINANCING ACTIVITIES:
Payments of cash dividends	(3,387)	(3,142)
Proceeds from stock option exercises	180	415
Excess tax benefit from stock-based compensation	22	127
Net cash flows from financing activities	(3,185)	(2,600)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	87	(115)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,812)	(5,178)
CASH AND TEMPORARY INVESTMENTS, beginning of period	42,864	48,591
CASH AND TEMPORARY INVESTMENTS, end of period	$39,052	$43,413
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$485	$433
Cash payments for income taxes, net of refunds	$3,090	$334

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

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 53,000 and 85,000 potential dilutive common shares for the three months ended June 30, 2014 and 2013, and 61,000 and 101,000 for the six months ended June 30, 2014 and 2013, respectively.  For the three months and six months ended June 30, 2014 and 2013, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Chassis	$5,694	$7,665
Raw materials	25,339	25,772
Work in process	10,525	9,915
Finished goods	13,619	10,820
	$55,177	$54,172

4.           LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

5.	GOODWILL

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized. However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount has been impaired. The Company reviews goodwill for impairment utilizing a qualitative assessment or a two-step process. If we choose to perform a qualitative analysis of goodwill and determine that the fair value more likely than not exceeds the carrying value, no further testing is needed.  If we choose the two-step approach or if qualitative analysis determines the carrying value more likely than not exceeds fair value, the first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value the second step is not necessary.  If the carrying value is more than the fair value, the second step of testing is performed to compare the fair value of the goodwill with its carrying value.  An impairment loss would be recognized to the extent that the carrying value of the goodwill exceeds its fair value.

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

At June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.66% at June 30, 2014). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended June 30, 2014.

Other Long-Term Obligations

At June 30, 2014, the Company had approximately $1,095 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended June 30, 2014.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the three months ended June 30, 2014 and 2013, options were exercised for the purchase of 1,500 shares of common stock at a weighted-average exercise price of $5.49 and 1,500 shares of common stock at a weighted-average exercise price of $6.90, respectively.  During the six months ended June 30, 2014 and 2013, options were exercised for the purchase of 30,697 shares of common stock at a weighted-average exercise price of  $5.87 and 71,064 shares of common stock at a weighted-average exercise price of $5.84, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $31,830 at June 30, 2014, and $31,854 at December 31, 2013. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At July 31, 2014, the Company had commitments of approximately $4,180 for construction and acquisition of property, plant and equipment.

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

At June 30, 2014 and December 31, 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

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

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	0.15	1,692
Q2 2014	June 16, 2014	June 23, 2014	$0.15	$1,695
Total for 2014			$0.30	$3,387

On August 4, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share.  The dividend is payable, September 22, 2014 to shareholders of record as of September 15, 2014.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
Net Sales:
North America	$102,895	$89,843	$185,664	$162,111
Foreign	19,537	15,991	40,936	28,673
	$122,432	$105,834	$226,600	$190,784

	June 30, 2014	December 31, 2013
Long Lived Assets:
North America	$39,918	$39,832
Foreign	2,663	2,645
	$42,581	$42,477

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three and six months ended June 30, 2014 and 2013.

13.	OTHER (INCOME) EXPENSE

Other (income) expense for the six months ended June 30, 2014 was a loss of $117 that includes a loss on deconsolidation of a subsidiary of $83 and foreign currency transaction losses of $34. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected. For the six months ended June 30, 2013, other (income) expense consisted of foreign currency transaction gains of $5.

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

The fair value of derivative assets and liabilities are measured assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our forward foreign currency exchange contracts based upon quoted prices for similar instruments that are actively traded.  For more information regarding derivatives, see Note 15, Derivative Financial Instruments.

The following table presents the financial instruments measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$145	$—	$145
Total liabilities	$—	$145	$—	$145

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$291	$—	$291
Total liabilities	$—	$291	$—	$291

15.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense, net in our condensed consolidated statements of income.  In December 2012, the Company entered into foreign exchange currency contracts with notional values of $4,418 at June 30, 2014 and $10,200 at December 31, 2013 maturing from September 2013 to October 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At June 30, 2014 and December 31, 2013, the net fair value of foreign currency exchange contracts was ($145) and ($291), respectively, which is included in accounts receivable or accounts payable in our condensed consolidated balance sheets, depending on the asset or liability position of the derivative.

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

Recently Issued Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (FASB ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

●	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and

●	the overall effects of global economic downturns.

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

As previously announced, our financial results through June 30, 2014 were negatively impacted by the Delavan joint venture. Losses before income taxes that are directly attributable to the Delavan joint venture were approximately $1,300 and $152 (including the loss on deconsolidation of the subsidiary) for 2013 and the first quarter of 2014, respectively. The Company also generated additional indirect losses associated with the Greeneville, Tennessee facility in connection with its manufacturing and supply agreement for the joint venture.  Following a review and evaluation of operations related to the Delavan joint venture, the Company made the decision to consider strategic alternatives with regard to the venture. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected.

There were no borrowings under the credit facility at June 30, 2014.

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

Results of Operations–Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 increased 15.7%  to $122,432 from $105,834 for the comparable period in 2013. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended June 30, 2014 increased 16.8% to $109,922 from $94,104 for the comparable period in 2013, which was attributable to the increased demand levels and increased production.  Overall, costs of operations increased slightly as a percentage of sales from 88.9% to 89.8%.

Selling, general, and administrative expenses for the three months ended June 30, 2014 decreased to $6,964 from $7,220 for the three months ended June 30, 2013.  As a percentage of sales, selling, general, and administrative expenses decreased to 5.7% for the three months ended June 30, 2014 from 6.8% for the three months ended June 30, 2013 due to the fixed nature of certain of these expenses.  Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased slightly to $126 from $84 for the three months ended June 30, 2014 as compared to the prior year period.

Other (income) expense relates to foreign currency translation gains and losses.  During the three months ended June 30, 2014, the loss was $55 compared to a loss of $18 for the prior year period.

The provision for income taxes for the three months ended June 30, 2014 and 2013 reflects a combined effective U.S. federal, state and foreign tax rate of 36.9% and 36.7%, respectively.

Results of Operations–Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net sales for the six months ended June 30, 2014 increased 18.8% to $226,600 from $190,784 for the comparable period in 2013. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the six months ended June 30, 2014 increased 19.2% to $203,152 from $170,420 for the comparable period in 2013, which was attributable to the increased demand levels and increased production.  Overall, costs of operations increased slightly as a percentage of sales from 89.3% to 89.6%.

Selling, general, and administrative expenses for the six months ended June 30, 2014 increased to $14,130 from $13,919 for the six months ended June 30, 2013.  As a percentage of sales, selling, general, and administrative expenses decreased to 6.2% for the six months ended June 30, 2014 from 7.3% for the six months ended June 30, 2013 due to the fixed nature of certain of these expenses.  Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased slightly to $196 from $151 for the six months ended June 30, 2014 as compared to the prior year period.

Other (income) expense, net for the six months ended June 30, 2014 was a loss of $117 that includes a loss on deconsolidation of a subsidiary of $83 and foreign currency transaction losses of $34.  This compares to foreign currency transaction gains of $5 for the six months ended June 30, 2013.

The provision for income taxes for the six months ended June 30, 2014 and 2013 reflects a combined effective U.S. federal, state and foreign tax rate of 36.9% and 36.6%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $1,279 for the six months ended June 30, 2014, compared to cash used in operating activities of $799 for the comparable period in 2013.  The cash provided by operating activities for the 2014 period was attributable to consolidated net income.  Cash provided by operating income also reflects increases in accounts receivable and accounts payable.  Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $1,993 for the six months ended June 30, 2014 compared to $1,664 for the comparable period in 2013. The cash used in investing activities for the 2014 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $3,185 for the six months ended June 30, 2014, compared to $2,600 for the comparable period in 2013. The cash used in financing activities for the 2014 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of June 30, 2014, we had cash and cash equivalents of $39,052, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At July 31, 2014, the Company had commitments of approximately $4,180 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at June 30, 2014, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2014 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2014 and December 31, 2013, $12,505 and $14,306, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

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

At June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At June 30, 2014, we had approximately $1,095 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.66% at June 30, 2014). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended June 30, 2014.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At June 30, 2014, we recognized a $165 increase in our foreign currency translation adjustment account compared with December 31, 2013 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $365 decrease for the prior year period.  For the three months ended June 30, 2014 and 2013, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $55 and $18, respectively.  For the six months ended June 30, 2014 and 2013, the impact of foreign currency exchange rate changes on the results of operations and cash flows was a loss of $34 and a gain of $5, respectively.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: August 6, 2014

