Form 10-Q
period 2014-09-30
MILLER INDUSTRIES INC /TN/
filed 2014-11-05
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                            No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2014 was 11,301,530.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements made in Part I, Item 2–”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such words, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customer’s access to capital and credit to fund purchases, the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors impeding our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–”Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2013, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$36,279	$42,864
Accounts receivable, net of allowance for doubtful accounts of $1,855 and $1,714 at September 30, 2014 and December 31, 2013, respectively	98,966	80,821
Inventories	65,593	54,172
Prepaid expenses	2,827	2,190
Current deferred income taxes	4,043	3,888
Total current assets	207,708	183,935
PROPERTY, PLANT, AND EQUIPMENT, net	31,629	30,834
GOODWILL	11,619	11,619
OTHER ASSETS	256	281
	$251,212	$226,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,678	$47,388
Accrued liabilities	18,419	15,726
Total current liabilities	83,097	63,114
DEFERRED INCOME TAX LIABILITIES	1,842	1,842
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 100,000,000 shares authorized, 11,301,530 and 11,265,679 outstanding at September 30, 2014 and December 31, 2013, respectively	113	113
Additional paid-in capital	149,906	149,608
Retained earnings	15,860	11,696
Accumulated other comprehensive income	394	814
Total Miller Industries, Inc. shareholders’ equity	166,273	162,231
Noncontrolling interests	—	(518)
Total Shareholders’ equity	166,273	161,713
	$251,212	$226,669

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

NET SALES	$118,398	$105,108	$344,998	$295,892
COSTS OF OPERATIONS	105,431	94,280	308,583	264,700
GROSS PROFIT	12,967	10,828	36,415	31,192

OPERATING EXPENSES:
Selling, general and administrative expenses	7,231	6,749	21,361	20,668
Interest expense, net	178	102	374	253
Other (income) expense, net	31	(11)	148	(16)
Total operating expenses	7,440	6,840	21,883	20,905

INCOME BEFORE INCOME TAXES	5,527	3,988	14,532	10,287
INCOME TAX PROVISION	2,033	1,464	5,351	3,767
NET INCOME	3,494	2,524	9,181	6,520

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	—	98	66	331

NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$3,494	$2,622	$9,247	$6,851

BASIC INCOME PER COMMON SHARE	$0.31	$0.23	$0.82	$0.61
DILUTED INCOME PER COMMON SHARE	$0.31	$0.23	$0.82	$0.61

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.45	$0.42

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,302	11,242	11,296	11,225
Diluted	11,354	11,325	11,354	11,320

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
NET INCOME	$3,494	$2,524	$9,181	$6,520

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(876)	551	(711)	186
Derivative instrument and hedging activities	52	(373)	127	(234)
Reclassification from accumulated other comprehensive income (loss)	5	—	165	—
Total other comprehensive income (loss)	(819)	178	(419)	(48)

COMPREHENSIVE INCOME	2,675	2,702	8,762	6,472

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	98	66	331
COMPREHENSIVE INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$2,675	$2,800	$8,828	$6,803

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income	$9,181	$6,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,858	2,802
Gain on disposal of equipment	—	(2)
Loss on deconsolidation of subsidiary	83	—
Provision for doubtful accounts	158	135
Excess tax benefit from stock-based compensation	(22)	(148)
Issuance of non-employee director shares	96	75
Deferred income tax provision	(155)	104
Changes in operating assets and liabilities:
Accounts receivable	(18,412)	(24,424)
Inventories	(11,598)	(8,607)
Prepaid expenses	(846)	(696)
Accounts payable	18,583	20,521
Accrued liabilities	2,510	2,141
Net cash flows from operating activities	2,436	(1,579)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,698)	(2,072)
Proceeds from sale of property, plant and equipment	—	3
Payments received on notes receivable	23	71
Net cash flows from investing activities	(3,675)	(1,998)
FINANCING ACTIVITIES:
Payments of cash dividends	(5,083)	(4,717)
Proceeds from stock option exercises	180	509
Excess tax benefit from stock-based compensation	22	148
Net cash flows from financing activities	(4,881)	(4,060)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(465)	251
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(6,585)	(7,386)
CASH AND TEMPORARY INVESTMENTS, beginning of period	42,864	48,591
CASH AND TEMPORARY INVESTMENTS, end of period	$36,279	$41,205
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$743	$665
Cash payments for income taxes, net of refunds	$5,034	$1,274

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

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 52,000 and 83,000 potential dilutive common shares for the three months ended September 30, 2014 and 2013, 58,000 and 95,000 for the nine months ended September 30, 2014 and 2013, respectively.  For the three months and nine months ended September 30, 2014 and 2013, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Chassis	$8,921	$7,665
Raw materials	26,795	25,772
Work in process	14,844	9,915
Finished goods	15,033	10,820
	$65,593	$54,172

4.	LONG-LIVED ASSETS

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

At September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.65% at September 30, 2014). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2014.

Other Long-Term Obligations

At September 30, 2014, the Company had approximately $980 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended September 30, 2014.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the three months ended September 30, 2014 no options were exercised for the purchase of shares of common stock.  During the three months ended September 30, 2013, options were exercised for the purchase of 14,750 shares of common stock at a weighted-average exercise price of $6.40.  During the nine months ended September 30, 2014 and 2013, options were exercised for the purchase of 30,697 shares of common stock at a weighted-average exercise price of $5.87 and 85,814 shares of common stock at a weighted-average exercise price of $5.93, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $33,531 at September 30, 2014, and $31,854 at December 31, 2013. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material.

At September 30, 2014, the Company had commitments of approximately $2,789 for construction and acquisition of property, plant and equipment.

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

At September 30, 2014 and December 31, 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2011 through 2013 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2011.

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

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2011	March 17, 2011	March 24, 2011	$0.12	$1,415
Q2 2011	May 23, 2011	May 31, 2011	0.12	1,429
Q3 2011	August 19, 2011	August 26, 2011	0.12	1,365
Q4 2011	December 5, 2011	December 19, 2011	0.12	1,336
Total for 2011			$0.48	$5,545

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014 Q3 2014	June 16, 2014 September 15, 2014	June 23, 2014 September 22, 2014	0.15 0.15	1,695 1,696
Total for 2014			$0.45	$5,083

On November 3, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share.  The dividend is payable, December 15, 2014 to shareholders of record as of December 8, 2014.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
Net Sales:
North America	$99,891	$86,173	$285,555	$246,797
Foreign	18,507	18,935	59,443	49,095
	$118,398	$105,108	$344,998	$295,892

	September 30, 2014	December 31, 2013
Long Lived Assets:
North America	$40,634	$39,832
Foreign	2,614	2,645
	$43,248	$42,477

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three and nine months ended September 30, 2014 and 2013.

13.           OTHER (INCOME) EXPENSE

Other (income) expense for the nine months ended September 30, 2014 was a loss of $148 that includes a loss on deconsolidation of a subsidiary of $83 and foreign currency transaction losses of $65. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected. For the nine months ended September 30, 2013, other (income) expense consisted of foreign currency transaction gains of $16.

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

The following table presents the financial instruments measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$291	$—	$291
Total liabilities	$—	$291	$—	$291

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

In November 2012, the Company adopted a formal foreign currency exchange policy.  Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss).  The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense, net in our condensed consolidated statements of income.  In December 2012, the Company entered into foreign exchange currency contracts with notional values of $1,934 at September 30, 2014 and $10,200 at December 31, 2013 maturing from September 2013 to December 2014 that were considered cash flow hedges.  Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective.  At September 30, 2014 and December 31, 2013, the net fair value of foreign currency exchange contracts was ($12) and ($291), respectively, which is included in accounts receivable or accounts payable in our condensed consolidated balance sheets, depending on the asset or liability position of the derivative.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (FASB ASU 2014-08).  The amendment revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity’s operations and financial results. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted in the first quarter of 2014 for calendar year-end companies.  We have chosen to early adopt this pronouncement and it became effective for the Company in the first quarter of 2014. The adoption of the provisions of FASB ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (FASB ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

As previously announced, our financial results through March 31, 2014 were negatively impacted by the Delavan joint venture. Losses before income taxes that are directly attributable to the Delavan joint venture were approximately $1,300 and $152 (including the loss on deconsolidation of the subsidiary) for 2013 and the first quarter of 2014, respectively. The Company also generated additional indirect losses associated with the Greeneville, Tennessee facility in connection with its manufacturing and supply agreement for the joint venture.  Following a review and evaluation of operations related to the Delavan joint venture, the Company made the decision to consider strategic alternatives with regard to the venture. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility after that date ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 and so no further losses from the venture are expected.

There were no borrowings under the credit facility at September 30, 2014.

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

Results of Operations–Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 increased 12.6%  to $118,398 from $105,108 for the comparable period in 2013. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended September 30, 2014 increased 11.8% to $105,431 from $94,280 for the comparable period in 2013, which was attributable to the increased demand levels and increased production.  Overall, costs of operations decreased slightly as a percentage of sales from 89.7% to 89.1%.

Selling, general, and administrative expenses for the three months ended September 30, 2014 increased to $7,231 from $6,749 for the three months ended September 30, 2013.  As a percentage of sales, selling, general, and administrative expenses decreased to 6.1% for the three months ended September 30, 2014 from 6.4% for the three months ended September 30, 2013 due to the fixed nature of certain of these expenses.  Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased slightly to $178 from $102 for the three months ended September 30, 2014 as compared to the prior year period.

Other (income) expense relates to foreign currency translation gains and losses.  During the three months ended September 30, 2014, the loss was $31 compared to a gain of $11 for the prior year period.

The provision for income taxes for the three months ended September 30, 2014 and 2013 reflects a combined effective U.S. federal, state and foreign tax rate of 36.8% and 36.7%, respectively.

Results of Operations–Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net sales for the nine months ended September 30, 2014 increased 16.6% to $344,998 from $295,892 for the comparable period in 2013. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the nine months ended September 30, 2014 increased 16.6% to $308,583 from $264,700 for the comparable period in 2013, which was attributable to the increased demand levels and increased production.  Overall, costs of operations decreased slightly as a percentage of sales from 89.5% to 89.4%.

Selling, general, and administrative expenses for the nine months ended September 30, 2014 increased to $21,361 from $20,668 for the nine months ended September 30, 2013.  As a percentage of sales, selling, general, and administrative expenses decreased to 6.2% for the nine months ended September 30, 2014 from 7.0% for the nine months ended September 30, 2013 due to the fixed nature of certain of these expenses.  Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased to $374 from $253 for the nine months ended September 30, 2014 as compared to the prior year period.

Other (income) expense, net for the nine months ended September 30, 2014 was a loss of $148 that includes a loss on deconsolidation of a subsidiary of $83 and foreign currency transaction losses of $65.  This compares to foreign currency transaction gains of $16 for the nine months ended September 30, 2013.

The provision for income taxes for the nine months ended September 30, 2014 and 2013 reflects a combined effective U.S. federal, state and foreign tax rate of 36.8% and 36.6%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $2,436 for the nine months ended September 30, 2014, compared to cash used in operating activities of $1,579 for the comparable period in 2013.  The cash provided by operating activities for the 2014 period was primarily attributable to consolidated net income.  Cash provided by operating income also reflects increases in accounts payable and accrued expenses.  Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $3,675 for the nine months ended September 30, 2014 compared to $1,998 for the comparable period in 2013. The cash used in investing activities for the 2014 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $4,881 for the nine months ended September 30, 2014, compared to $4,060 for the comparable period in 2013. The cash used in financing activities for the 2014 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of September 30, 2014, we had cash and cash equivalents of $36,279, exclusive of unused availability of $25.0 million under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At September 30, 2014, the Company had commitments of approximately $2,789 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at September 30, 2014, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2014 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2014 and December 31, 2013, $15,835 and $14,306, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

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

At September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At September 30, 2014, we had approximately $980 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.65% at September 30, 2014). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended September 30, 2014.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At September 30, 2014, we recognized a $711 decrease in our foreign currency translation adjustment account compared with December 31, 2013 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $186 increase for the prior year period.  For the three months ended September 30, 2014 and 2013, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $31 and a gain of $11, respectively.  For the nine months ended September 30, 2014 and 2013, the impact of foreign currency exchange rate changes on the results of operations and cash flows was a loss of $65 and a gain of $16, respectively.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: November 5, 2014

