Form 10-K
period 2014-12-31
MILLER INDUSTRIES INC /TN/
filed 2015-03-04
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $188,535,170 (based on 9,161,087 shares held by non-affiliates at $20.58 per share, the last sale price reported on the New York Stock Exchange on June 30, 2014).

At February 27, 2015 there were 11,307,150 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

i

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customer’s access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; the effects of new regulation relating to conflict minerals; the catastrophic loss of one or our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; a disruption in our information technology systems; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Product Development and Manufacturing

Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products. Research and development costs amounted to approximately $1.9 million, $1.3 million and $1.4 million for 2014, 2013 and 2012, respectively.

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

Sales, Distribution and Marketing

The industry categorizes the towing and recovery market into three general product types: light duty wreckers; heavy duty wreckers; and car carriers. The light duty wrecker market consists primarily of professional wrecker operators, repossession towing services, local and national governmental entities and repair shop or salvage company owners. The heavy duty market includes professional wrecker operators serving the needs of commercial vehicle operators as well as governmental entities. The car carrier market has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities. Management estimates that there are approximately 35,000 professional towing operators and many more service station, repair shop and salvage operators comprising the overall towing and recovery market.

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. In 2014, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. Given our production and delivery schedules, management generally believes that the current backlog represents less than three months of production.

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

Employees

We employed approximately 890 people as of December 31, 2014. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

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

Name	Age	Position

William G. Miller	68	Chairman of the Board

Jeffrey I. Badgley	62	Co-Chief Executive Officer

William G. Miller, II	36	President and Co-Chief Executive Officer

Frank Madonia	66	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	64	Executive Vice President, Chief Financial Officer and Treasurer

Deborah Whitmire	49	Vice President and Corporate Controller

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

Jeffrey I. Badgley has served as our Co-Chief Executive Officer since December 2013, after serving as our Chief Executive Officer from March 2011 until December 2013, our President from June 1996 until March 2011, our Co-Chief Executive Officer from October 2003 until March 2011 and our Chief Executive Officer from November 1997 to October 2003. Mr. Badgley served as a director from 1996 to May 2014 and as Vice Chairman of the Board from March 2011 to May 2014. Mr. Badgley served as our Vice President from 1994 to 1996, and as our Chief Operating Officer from June 1996 to June 1997. In addition, Mr. Badgley has served as President of Miller Industries Towing Equipment Inc. since 1996. Mr. Badgley served as Vice President—Sales of Miller Industries Towing Equipment Inc. from 1988 to 1996. He previously served as Vice President—Sales and Marketing of Challenger Wrecker Corporation from 1982 until joining Miller Industries Towing Equipment Inc.

William G. Miller, II has served as a director since May 2014, our Co-Chief Executive Officer since December 2013 and President since March 2011, after serving as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011. Mr. Miller II served as Vice President of Strategic Planning of the Company from October 2007 until November 2009. Mr. Miller II served as Light Duty General Manager from November 2004 to October 2007 and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

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

Deborah Whitmire has served as our Vice President and Corporate Controller since January 2014, after serving as Corporate Controller to Miller Industries Towing Equipment Inc. from March 2005 to January 2014. From April 2000 to March 2005, she also served as Director of Finance – Manufacturing to Miller Industries Towing Equipment Inc. In addition, she served as Controller to Miller Industries Towing Equipment Inc. from October 1997 to April 2000 and Accounting Manager to Miller Industries Towing Equipment Inc. from October 1996 to October 1997.

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

The towing and recovery equipment manufacturing industry is highly competitive. Capital requirements for entry into the towing and recovery manufacturing industry have been relatively low, which could result in an increase in the number of competitors entering the industry. Competition for sales exists domestically and internationally at the manufacturer, distributor and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price. Competition for sales also comes from the market for used towing and recovery equipment. Certain of our competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than us. If these competitors are able to make it more difficult for us to attract or retain customers, it could have a negative impact on our sales, revenue and financial performance.

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

The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions. Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements. We must attract, train and retain skilled employees while controlling related labor costs and maintaining our core values. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and increases in healthcare and other insurance costs. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities. In addition, while our employees are not currently members of a union, there can be no assurance that the employees at any of our facilities will not choose to become unionized in the future.

Our sales to governmental entities through prime contractors are subject to special risks.

While no one customer accounted for more than 10% of our consolidated net sales for 2012 and 2013 and 2014, a significant concentration of our consolidated net sales were made to the U.S. federal government through prime contractors in the three prior years. Such sales accounted for 26.8% of our consolidated net sales for 2011. At this time we do not expect to receive any new or follow-on U.S. government-related orders in the near term. Our U.S. and other government business is subject to the following risks, among others: (i) this business is susceptible to changes in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract. We continue to work to secure additional U.S. and other governmental orders, but we cannot predict the success or timing of any such efforts.

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

We are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the ground, air and water; the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste materials; and the investigation and cleanup of contaminated properties. In certain cases, these regulatory requirements may limit the productive capacity of our operations.

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

A disruption in our information technology (“IT”) systems could adversely impact our business and operations.

We rely on the accuracy, capacity and security of our IT systems and our ability to update these systems in response to the changing needs of our business. We have incurred costs and may incur significant additional costs in order to implement security measures that we feel are appropriate to protect our IT systems. Nevertheless, future attacks could result in our systems or data being breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. Any interruption, outage or breach of our IT systems could adversely affect our business operations. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to claims, liability, or fines based upon alleged breaches of contract or applicable laws.

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

Our current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility, and may permit the bank to foreclose on our assets.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; Mercer, Pennsylvania; and Greeneville, Tennessee. The Ooltewah plant, containing approximately 302,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 134,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 136,000 square feet (plus 40,000 square feet of leased property), produces car carriers, heavy duty wreckers and trailers. We intend to consolidate our two manufacturing properties located in Pennsylvania into a single facility.

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
12

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2013
First Quarter	$17.23	$14.91
Second Quarter	16.93	14.73
Third Quarter	17.25	15.30
Fourth Quarter	19.16	16.42
Year Ended December 31, 2014
First Quarter	$20.00	$16.89
Second Quarter	20.67	18.42
Third Quarter	21.44	16.86
Fourth Quarter	21.36	16.19
Year Ending December 31, 2015
First Quarter (through February 28, 2015)	$22.37	$19.50

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2014 was 540 and 2,250 respectively.

Prior to March 2010, we had never declared cash dividends on our common stock. On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength. On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends. Dividend payments made for 2014, 2013 and 2012 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount (in thousands)

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 24, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

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

Sales of Unregistered Securities

 We did not sell any unregistered securities during the year ended December 31, 2014.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2009 through December 31, 2014. The respective returns assume reinvestment of dividends paid.

	12/31/09	12/31/10	12/31/11	12/30/12	12/30/13	12/31/14
Miller Industries, Inc.	100	125	139	134	164	183
NYSE Composite Index	100	111	104	124	145	151
S&P Construction Index	100	173	152	176	172	166

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected statements of income data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes. You should read this data together with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10 K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$492,776	404,170	$342,663	$412,659	$306,897
Costs of operations	439,791	361,734	302,606	342,557	260,566
Gross Profit	52,985	42,436	40,057	70,102	46,331
Operating Expenses:
Selling, general, and administrative expenses	28,496	28,323	27,507	31,407	26,665
Interest expense, net	554	369	712	728	305
Other expense (income)	437	(119)	(815)	(161)	71
Total operating expenses	29,487	28,573	27,404	31,974	27,041

Income before income taxes	23,498	13,863	12,653	38,128	19,290
Income tax provision	8,660	5,175	3,531	15,120	7,583
Net income	14,838	8,688	9,122	23,008	11,707
Net loss attributable to noncontrolling interests	66	542	–‒	–‒	–‒
Net income attributable to Miller Industries, Inc.	$14,904	$9,230	$9,122	$23,008	$11,707

Basic income per common share	$1.32	0.82	$0.82	$1.98	$1.00
Diluted income per common share	$1.31	0.82	$0.82	$1.92	$0.96
Weighted average shares outstanding:
Basic	11,297	11,233	11,068	11,600	11,671
Diluted	11,354	11,324	11,258	11,984	12,163

	December 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
Working capital	$126,713	120,821	$115,178	$109,760	$106,831
Total assets	262,355	226,669	202,351	211,842	199,876
Long-term obligations, less current portion	--	--	--	--	5
Common shareholders’ equity	168,454	161,713	157,490	152,651	150,568

	December 31,
Other Data:	2014	2013	2012	2011	2010
Cash dividend per common share	$0.60	$0.56	$0.52	$0.48	$0.10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no borrowings under our current credit facility at December 31, 2014.

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

	2014	2013	2012
Net Sales	100.0%	100.0%	100.0%
Costs of operations	89.3%	89.5%	88.3%
Gross Profit	10.7%	10.5%	11.7%
Operating Expenses:
Selling, general and administrative	5.8%	7.0%	8.0%
Interest expense	0.1%	0.1%	0.2%
Other expense (income)	0.1%	0.0%	(0.2)%
Total operating expenses	6.0%	7.1%	8.0%
Income before income taxes	4.7%	3.4%	3.7%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales were $492,776 for the year ended December 31, 2014, compared to $404,170 for the year ended December 31, 2013, an increase of 21.9%. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations increased 21.6% to $439,791 for the year ended December 31, 2014 from $361,734 for the year ended December 31, 2013, which was attributable to higher sales volumes. Overall, costs of operations as a percentage of net sales decreased slightly from 89.5% for the year ended December 31, 2013 to 89.3% for the year ended December 31, 2014.

Selling, general and administrative expenses for the year ended December 31, 2014 increased to $28,496 from $28,323 for the year ended December 31, 2013. The increase in expenses was primarily attributable to higher sales and production levels. As a percentage of net sales, selling, general and administrative expenses decreased to 5.8% for 2014 from 7.0% for 2013 due to the fixed nature of certain of these expenses and continued focus on cost control efforts.

Interest expense increased to $554 for the year ended December 31, 2014 from $369 for the year ended December 31, 2013. Increases were primarily due to increases in interest on distributor floor planning and on chassis purchases.

Other income relates to foreign currency transaction gains and losses. During 2014, the net loss was $437 compared to a net gain of $119 for 2013.

The provision for income taxes for the years ended December 31, 2014 and 2013 reflects a combined federal, state and foreign tax rate of 36.9% and 37.3%, respectively.

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

Liquidity And Capital Resources

Cash provided by operating activities was $9,913 for the year ended December 31, 2014, compared to $1,192 for the year ended December 31, 2013, and $6,109 for the year ended December 31, 2012. The cash provided by operating activities for 2014 is primarily attributed to consolidated net income. Cash provided by operating activities reflects increases in accounts payables and accrued liabilities, offset by increases in other components of working capital including accounts receivable and inventory. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $5,301 for the year ended December 31, 2014, compared to $2,335 for the years ended December 31, 2013, and $2,836 for the year ended December 31, 2012. The cash used in investing activities for 2014 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $6,565 for the year ended December 31, 2014, compared to $5,448 for the year ended December 31, 2013, and $4,500 for the year ended December 31, 2012. The cash used in financing activities in 2014 and 2013 and 2012 was primarily to pay cash dividends, partially offset by proceeds from the exercise of stock options.

Over the past year, we generally have used available cash flow from operations to pay dividends and to pay for capital expenditures.

As of December 31, 2014, we had cash and cash equivalents of $39,597, exclusive of unused availability under our current credit facility. Our primary cash requirements include working capital, capital expenditures and the funding of any declared cash dividends. At December 31, 2014, we had commitments of approximately $2,151 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2014, with borrowings under our current credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2015 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2014 and 2013, $15,701 and $14,306, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company intends to consolidate and expand its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The current estimated costs of such project are approximately $22.0 million, which are expected to be incurred during 2015 and 2016. The timing and cost of the project are subject to change.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2014.

	Payment Due By Period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,057	$649	$357	$41	$10
Purchase Obligations (2)	27,462	27,462	--	--	--
Commitments for construction and acquisition of plant and equipment	2,151	2,151	--	--	--
Total	$30,670	$30,262	$357	$41	$10

(1)	Amounts do not include potential contingent obligations of $31.5 million under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

Credit Facility and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

Outstanding Borrowings

There were no outstanding borrowings under the credit facility as of December 31, 2014 and 2013.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.67% at December 31, 2014). Because there were no amounts outstanding under our credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2013.

Other Long-Term Obligations

We had approximately $1,057 in non-cancellable operating lease obligations at December 31, 2014.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.67% at December 31, 2014). Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2014.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At December 31, 2014, we recognized a $2,212 decrease in our foreign currency translation adjustment account compared with December 31, 2013. During the years ended December 31, 2014, 2013 and 2012, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a $437 loss, $119 gain and $815 gain, respectively.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2014, we maintained effective internal control over financial reporting.

Elliott Davis Decosimo, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which appears herein.

March 4, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the internal control over financial reporting of Miller Industries, Inc. and subsidiaries as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Miller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 4, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Elliott Davis Decosimo, LLC
Chattanooga, Tennessee
March 4, 2015

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

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by Elliott Davis Decosimo, LLC and Joseph Decosimo and Company, PLLC, our principal accountants during the last three fiscal years, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.           Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	--	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	--	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	--	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	--	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	--	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	--	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	--	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	--	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	--	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	--	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.6

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	--	Form 10-Q	May 6, 2009	10.7

10.18	Letter Agreement, dated as of November 27, 2013 between the Registrant and William G. Miller, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008**		Form 10-K	March 5, 2014	10.18

10.19	Letter Agreement, dated as of November 27, 2013 between the Registrant and Jeffrey I. Badgley, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**		Form 10-K	March 5, 2014	10.19

10.20	Letter Agreement, dated as of November 27, 2013 between the Registrant and J. Vincent Mish, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**		Form 10-K	March 5, 2014	10.20

10.21	Non-Employee Director Stock Plan**	--	Schedule 14A	January 23, 2004	Annex A

10.22	Miller Industries, Inc. 2005 Equity Incentive Plan**	--	Schedule 14A	May 2, 2005	Annex B

10.23	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	--	Form 8-K	April 12, 2010	10.2

10.24	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	--	Form 8-K	April 12, 2010	10.3

10.25	Amended and Restated Loan Agreement, dated December 30, 2014, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association*

10.26	Master Revolving Credit Note dated as of December 30, 2014 from the Registrant payable to First Tennessee Bank National Association*

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis Decosimo, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.*

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
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC
Chattanooga, Tennessee
March 4, 2015

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

(In thousands, except share data)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$39,597	$42,864
Accounts receivable, net of allowance for doubtful accounts of $1,850 and $1,714, at December 31, 2014 and 2013, respectively	116,498	80,821
Inventories	56,460	54,172
Prepaid expenses	1,792	2,190
Current deferred income taxes	4,083	3,888
Total current assets	218,430	183,935
PROPERTY, PLANT, AND EQUIPMENT, net	32,050	30,834
GOODWILL	11,619	11,619
OTHER ASSETS	256	281
	$262,355	$226,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,618	$47,388
Accrued liabilities	21,099	15,726
Total current liabilities	91,717	63,114

DEFERRED INCOME TAX LIABILITIES	2,184	1,842
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized, 11,302,530 and 11,265,679, outstanding at December 31, 2014 and 2013, respectively	113	113
Additional paid-in capital	149,917	149,608
Accumulated surplus	19,822	11,696
Accumulated other comprehensive income (loss)	(1,398)	814
Total Miller Industries, Inc. shareholders’ equity	168,454	162,231
Noncontrolling interest	--	(518)
Total shareholders’ equity	168,454	161,713
	$262,355	$226,669

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	2014	2013	2012
NET SALES	$492,776	$404,170	$342,663
COSTS OF OPERATIONS	439,791	361,734	302,606
GROSS PROFIT	52,985	42,436	40,057

OPERATING EXPENSES:
Selling, general, and administrative expenses	28,496	28,323	27,507
Interest expense, net	554	369	712
Other expense (income)	437	(119)	(815)
Total operating expenses	29,487	28,573	27,404

INCOME BEFORE INCOME TAXES	23,498	13,863	12,653
INCOME TAX PROVISION	8,660	5,175	3,531
NET INCOME	14,838	8,688	9,122
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	66	542	--
NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$14,904	$9,230	$9,122

BASIC INCOME PER COMMON SHARE	$1.32	$0.82	$0.82

DILUTED INCOME PER COMMON SHARE	$1.31	$0.82	$0.82

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.60	$0.56	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,297	11,233	11,068
Diluted	11,354	11,324	11,258

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Net income	$14,838	$8,688	$9,122
Other comprehensive income:
Foreign currency translation adjustment	(2,503)	1,175	(207)
Derivative instrument and hedging activities	126	(216)	--
Reclassifications from accumulated other comprehensive income (loss)	165	(75)	--
Total other comprehensive income (loss)	(2,212)	884	(207)

Comprehensive income	12,626	9,572	8,915
Net loss attributable to noncontrolling interests	66	542	--
Comprehensive income attributable to Miller Industries, Inc.	$12,692	$10,114	$8,915

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Miller Industries, Inc. Shareholders’ Equity	Noncontrolling Interests	Total
BALANCE, December 31, 2011	$110	$147,004	$5,400	$137	$152,651	$--	$152,651
Components of comprehensive income:
Net income	--	--	9,122	--	9,122	--	9,122
Foreign currency translation adjustments	--	--	--	(207)	(207)	--	(207)
Total comprehensive income	--	--	9,122	(207)	8,915	--	8,915
Issuance of common stock to non-employee directors (4,737)	--	75	--	--	75	--	75
Exercise of stock options (153,775)	2	851	--	--	853	--	853
Stock-based compensation expense	--	332	--	--	332	--	332
Excess tax effect for stock-based compensation	--	426	--	--	426	--	426
Dividends paid, $0.52 per share	--	--	(5,762)	--	(5,762)	--	(5,762)
BALANCE, December 31, 2012	112	148,688	8,760	(70)	157,490	--	157,490
Components of comprehensive income:
Net income	--	--	9,230	--	9,230	(542)	8,688
Foreign currency translation adjustments	--	--	--	1,175	1,175	--	1,175
Derivative instrument and hedging activities	--	--	--	(291)	(291)	--	(291)
Total comprehensive income	--	--	9,230	884	10,114	(542)	9,572
Capital Contribution from non controlling interest holder	--	--	--	--	--	24	24
Issuance of common stock to non-employee directors (4,734)	--	75	--	--	75	--	75
Exercise of stock options (102,314)	1	620	--	--	621	--	621
Excess tax effect for stock-based compensation	--	225	--	--	225	--	225
Dividends paid, $0.56 per share	--	--	(6,294)	--	(6,294)	--	(6,294)
BALANCE, December 31, 2013	113	149,608	11,696	814	162,231	(518)	161,713
Components of comprehensive income:
Net income	--	--	14,904	--	14,904	(66)	14,838
Foreign currency translation adjustments	--	--	--	(2,503)	(2,503)	--	(2,503)
Derivative instrument and hedging activities	--	--	--	291	291	--	291
Total comprehensive income	--	--	14,904	(2,212)	12,692	(66)	12,626
Disposition of noncontrolling interest	--	--	--	--	--	584	584
Issuance of common stock to non-employee directors (5,154)	--	96	--	--	96	--	96
Exercise of stock options (31,697)	--	186	--	--	186	--	186
Excess tax effect for stock-based compensation	--	27	--	--	27	--	27
Dividends paid, $0.60 per share	--	--	(6,778)	--	(6,778)	--	(6,778)
BALANCE, December 31, 2014	$113	$149,917	$19,822	$(1,398)	$168,454	$--	$168,454

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$14,838	$8,688	$9,122
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,015	3,763	3,807
Loss on the deconsolidation of subsidiary	83	--	--
(Gain) Loss on disposals of equipment	(39)	(2)	(1)
Deferred tax provision	147	(225)	1,210
Provision for doubtful accounts	243	211	257
Stock-based compensation	--	--	332
Excess tax benefit from stock-based compensation	(27)	(225)	(426)
Issuance of non-employee director shares	96	75	75
Changes in operating assets and liabilities:
Accounts receivable	(36,366)	(21,993)	1,884
Inventories	(3,284)	(8,506)	3,033
Prepaid expenses	151	(173)	270
Accounts payable	24,662	16,164	(8,893)
Accrued liabilities	5,394	3,415	(4,561)
Net cash flows from operating activities	9,913	1,192	6,109
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,345)	(2,430)	(2,889)
Proceeds from sale of equipment	20	19	20
Payments received on notes receivables	24	76	33
Net cash flows from investing activities	(5,301)	(2,335)	(2,836)
FINANCING ACTIVITIES:
Payments on long-term obligations	--	--	(5)
Payments of cash dividends	(6,778)	(6,294)	(5,762)
Additions to deferred financing costs	--	--	(10)
Proceeds from exercise of stock options	186	621	851
Excess tax benefit from stock-based compensation	27	225	426
Net cash flows from financing activities	(6,565)	(5,448)	(4,500)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,314)	864	(335)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,267)	(5,727)	(1,562)
CASH AND TEMPORARY INVESTMENTS, beginning of year	42,864	48,591	50,153
CASH AND TEMPORARY INVESTMENTS, end of year	$39,597	$42,864	$48,591
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,015	$912	$1,070
Cash payments for income taxes, net of refunds	$6,454	$2,419	$3,858

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

Consolidation

The accompanying consolidated financial statements include the accounts of Miller Industries, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidated our majority-owned and controlled Delavan joint venture, and our joint venturer’s interests in the Delavan joint venture were reported as noncontrolling interests through March 31, 2014, the deconsolidation date. Losses before income taxes that are directly attributable to the Delavan joint venture were approximately $152 (including the loss on deconsolidation of the subsidiary) for the first quarter of 2014 and $1,300 for the year ended December 31, 2013.

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Chassis	$4,700	$7,665
Raw materials	24,291	25,772
Work in process	10,477	9,915
Finished goods	16,992	10,820
	$56,460	$54,172

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

Property, plant and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Land and improvements	$5,223	$5,031
Buildings and improvements	34,478	32,759
Machinery and equipment	30,143	29,664
Furniture and fixtures	8,590	8,556
Software costs	8,921	7,533
	87,355	83,543
Less accumulated depreciation	(55,305)	(52,709)
	$32,050	$30,834

The Company recognized $4,014, $3,757 and $3,796 in depreciation expense in 2014, 2013 and 2012, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 57,000, 91,000 and 190,000 potential dilutive common shares in 2014, 2013 and 2012, respectively. For 2014, 2013 and 2012, none of the outstanding stock options would have been anti-dilutive.

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

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547 at December 31, 2014 and 2013. At December 31, 2014 and 2013, all intangible assets subject to amortization were fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2014 and 2013 was $0 and $61, respectively. Amortization expense in 2014, 2013 and 2012, was $2, $6 and $10, respectively, and is included in interest expense in the accompanying consolidated statements of income. Deferred financing costs were fully amortized at December 31, 2014.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2014 and 2013:

	2014	2013
Accrued wages, commissions, bonuses and benefits	$5,956	$4,991
Accrued products warranty	2,622	3,084
Accrued income taxes	7,416	2,995
Other	5,105	4,656
	$21,099	$15,726

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31 2014, the Company had no unrecognized tax benefits pertaining to uncertain tax positions.

Stock-Based Compensation

Stock compensation expense was $-0- for 2014 and 2013, and $332 for 2012. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

No options were granted during 2014 or 2013. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

At December 31, 2014, the Company had no unrecognized compensation expense related to stock options. The Company issued approximately 32,000 and 102,000 shares of common stock during 2014 and 2013, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2014, 2013 and 2012, was $1,958, $1,086 and $901, respectively.

The table below provides a summary of the warranty liability for December 31, 2014 and 2013:

	2014	2013
Accrual at beginning of the year	$3,084	$4,357
Provision	1,958	1,086
Settlement and Other	(2,420)	(2,359)
Accrual at end of year	$2,622	$3,084

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $1,899, $1,304 and $1,436 for 2014, 2013 and 2012, respectively.

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

3.           LONG-TERM OBLIGATIONS

Long-Term Obligations

Credit Facility On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility, and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 30, 2014 the Credit Facility was further renewed, which extended the maturity date to March 31, 2017. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At December 31, 2014 and 2013, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.67% at December 31, 2014). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2014.

4.           STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2014, 2013 and 2012 were 600,000.

A summary of the activity of stock options for the years ended December 31, 2014, 2013 and 2012, is presented below (shares in thousands):

	2014		2013		2012
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	104	$5.60	206	$5.83	360	$5.71
Granted	--	--	--	--	--	--
Exercised	(32)	5.86	(102)	6.07	(154)	5.54
Forfeited and cancelled	--	--	--	--	--	--
Outstanding at End of Period	72	$5.49	104	$5.60	206	$5.83
Options exercisable at year end	72	$5.49	104	$5.60	206	$5.83

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2014 is presented below (in thousands):

Exercise Price	Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable	Aggregate Intrinsic Value

$5.49	72	$5.49	3.85	72	$5.49	$1,102

5.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,230, $1,126 and $1,127 in 2014, 2013 and 2012, respectively.

At December 31, 2014 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2015	$649
2016	248
2017	109
2018	30
2019	11
Thereafter	10
$1,057

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $31,458 and $31,854 at December 31, 2014 and 2013, respectively. No repurchases of products were required during 2014 or 2013.

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

The provision for income taxes on income consisted of the following in 2014, 2013 and 2012:

	2014	2013	2012
Current:
Federal	$5,953	$3,960	$202
State	707	415	321
Foreign	1,853	1,025	1,798
	8,513	5,400	2,321
Deferred:
Federal	283	(238)	1,095
State	32	(28)	122
Foreign	(168)	41	(7)
	147	(225)	1,210
	$8,660	$5,175	$3,531

The principal differences between the federal statutory tax rate and the income tax expense in 2014, 2013 and 2012:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.7%	3.7%	4.0%
Excess of foreign tax over US tax on foreign income	0.1%	0.3%	0.6%
Domestic Tax Credits	(1.4)%	(1.5)%	(10.8)%
Other	(0.5)%	(0.2)%	(0.9)%
Effective tax rate	36.9%	37.3%	27.9%

Income taxes for 2012 include $1,361 of income tax benefits resulting primarily from Federal Domestic Activity Deductions, as well as Federal Research and Development and other tax credits recognized during the period.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$94	$95
Accruals and reserves	3,767	3,739
Other	222	54
Total deferred tax assets	4,083	3,888
Deferred tax liabilities:
Property, plant, and equipment	2,184	1,842
Total deferred tax liabilities	2,184	1,842
Net deferred tax asset	$1,899	$2,046

As of December 31, 2014, the Company has no federal or state net operating loss carryforwards.

At December 31, 2014 and 2013, the Company had no unrecognized tax positions. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

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

Dividends

Prior to March 2010, we had never declared cash dividends on our common stock. On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength. On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends. Dividend payments made for 2014, 2013 and 2012 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

8.           EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2014, 2013 and 2012, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $522, $472, and $424 in 2014, 2013 and 2012, respectively.

9.           GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers):

	2014		2013		2012
	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets
North America	$399,434	$41,176	$335,969	$39,832	$282,497	$40,965

Foreign	93,342	2,493	68,201	2,645	60,166	2,842

	$492,776	$43,669	$404,170	$42,477	$342,663	$43,807

10.           CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2014, 2013 or 2012.

11.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. Prior to November 2012, the Company had not instituted a formal foreign exchange policy. All contracts entered into prior to this date are accounted for as undesignated hedges and, therefore changes in fair value are recognized each period in other income (expense) in our consolidated statements of income. The fair value of the contracts is presented in accounts receivable in our consolidated balance sheets. At December 31, 2012, the Company had undesignated foreign currency hedge contracts with notional amounts of $6,600 which were directly offset by corresponding foreign currency contracts. These contracts expired over a period from September to November 2013. A gain of $4 was recognized for 2012.

In November 2012, the Company adopted a formal foreign currency exchange policy. Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss). The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other income (expense) in our consolidated statements of income. In December 2012, the Company entered into foreign exchange currency contracts with notional values of $10,637 at December 31, 2013 and $12,950 at December 31, 2012 maturing from September 2013 to October 2014 that were considered cash flow hedges. Changes in fair value of such cash flow hedges were recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective. At December 31, 2014 and 2013, the net fair value of foreign currency exchange contracts was ($-0-) and $291, respectively, which is included in accounts receivable or accounts payable in our consolidated balance sheets, depending on the asset or liability position of the derivative.

The following table presents the financial instruments measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$--	$--	$--	$--
Total assets	$--	$--	$--	$--
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$--	$--	$--	$--
Total liabilities	$--	$--	$--	$--

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Current Assets
Derivative financial instruments
Foreign currency contracts	$--	$291	$--	$291
Total assets	$--	$291	$--	$291
Current Liabilities
Derivative financial instruments
Foreign currency contracts	$--	$291	$--	$291
Total liabilities	$--	$291	$--	$291

12.           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	Net Sales	Operating Income	Net Income Attributable to Miller Industries, Inc.	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2014
First Quarter	$104,168	$3,772	$2,366	$0.21	$0.20	$0.15
Second Quarter	122,432	5,547	3,387	0.30	0.30	0.15
Third Quarter	118,398	5,736	3,494	0.31	0.31	0.15
Fourth Quarter	147,778	9,434	5,657	0.50	0.50	0.15
Total	$492,776	$24,489	$14,904	$1.32	$1.31	$0.60

2013
First Quarter	$84,950	$1,935	$1,328	$0.12	$0.12	$0.14
Second Quarter	105,834	4,510	2,901	0.26	0.26	0.14
Third Quarter	105,108	4,079	2,622	0.23	0.23	0.14
Fourth Quarter	108,278	3,589	2,379	0.21	0.21	0.14
Total	$404,170	$14,113	$9,230	$0.82	$0.82	$0.56

13.           SUBSEQUENT EVENTS

On March 2, 2015, the Company’s board of directors declared a quarterly cash dividend of $0.16 per share. The dividend is payable March 23, 2015 to shareholders of record as of March 16, 2015.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2012
Deduction from asset accounts:
Allowance for doubtful accounts	$1,691	240	(317)	$1,614

Year ended December 31, 2013
Deduction from asset accounts:
Allowance for doubtful accounts	$1,614	211	(111)	$1,714

Year ended December 31, 2014
Deduction from asset accounts:
Allowance for doubtful accounts	$1,714	243	(107)	$1,850

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 4th day of March, 2015.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Co-Chief Executive Officer
Jeffrey I. Badgley

/s/ William G. Miller, II	President, Co-Chief Executive Officer and Director
William G. Miller, II

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
J. Vincent Mish

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.25	Amended and Restated Loan Agreement, dated December 30, 2014, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association

10.26	Master Revolving Credit Note dated as of December 30, 2014 from the Registrant payable to First Tennessee Bank National Association

21	Subsidiaries of the Registrant

23.1	Consent of Elliott Davis Decosimo, LLC

24	Power of Attorney (see signature page)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer

101
The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.