Form 10-Q
period 2015-03-31
MILLER INDUSTRIES INC /TN/
filed 2015-05-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2015 was 11,322,650.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; a disruption in our information technology systems; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2014, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$38,305	$39,597
Accounts receivable, net of allowance for doubtful accounts of $1,810 and $1,850 at March 31, 2015 and December 31, 2014, respectively	116,066	116,498
Inventories	61,773	56,460
Prepaid expenses	4,324	1,792
Current deferred income taxes	4,064	4,083
Total current assets	224,532	218,430
PROPERTY, PLANT, AND EQUIPMENT, net	32,339	32,050
GOODWILL	11,619	11,619
OTHER ASSETS	562	256
	$269,052	$262,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,905	$70,618
Accrued liabilities	19,041	21,099
Total current liabilities	98,946	91,717
DEFERRED INCOME TAX LIABILITIES	2,184	2,184
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 100,000,000 shares authorized, 11,322,650 and 11,302,530, outstanding at March 31, 2015 and December 31, 2014, respectively	113	113
Additional paid-in capital	150,198	149,917
Retained earnings	21,077	19,822
Accumulated other comprehensive income (loss)	(3,466)	(1,398)
Total Shareholders’ equity	167,922	168,454
	$269,052	$262,355

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2015	2014

NET SALES	$126,788	$104,168
COSTS OF OPERATIONS	114,836	93,230
GROSS PROFIT	11,952	10,938

OPERATING EXPENSES:
Selling, general and administrative expenses	7,440	7,166
Interest expense, net	163	70
Other (income) expense, net	56	62
Total operating expenses	7,659	7,298

INCOME BEFORE INCOME TAXES	4,293	3,640
INCOME TAX PROVISION	1,229	1,340
NET INCOME	3,064	2,300

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	—	66

NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$3,064	$2,366

BASIC INCOME PER COMMON SHARE	$0.27	$0.21
DILUTED INCOME PER COMMON SHARE	$0.27	$0.21

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,315	11,285
Diluted	11,367	11,353

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2015	2014
NET INCOME	$3,064	$2,300

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,068)	260
Derivative instrument and hedging activities	—	27
Reclassification from accumulated other comprehensive income (loss)	—	71
Total other comprehensive income (loss)	(2,068)	358

COMPREHENSIVE INCOME	996	2,658

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	—	66
COMPREHENSIVE INCOME ATTRIBUTABLE
TO MILLER INDUSTRIES, INC.	$996	$2,724

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2015	2014
OPERATING ACTIVITIES:
Net income	$3,064	$2,300
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,032	936
Loss on deconsolidation of subsidiary	—	83
Provision for doubtful accounts	52	45
Excess tax benefit from stock-based compensation	(101)	(22)
Issuance of non-employee director shares	96	96
Deferred income tax provision	(19)	(181)
Changes in operating assets and liabilities:
Accounts receivable	(272)	(1,259)
Inventories	(6,071)	(3,629)
Prepaid expenses	(2,629)	(1,774)
Other assets	(306)	—
Accounts payable	9,878	2,754
Accrued liabilities	(1,667)	(95)
Net cash flows from operating activities	3,057	(746)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,416)	(202)
Payments received on notes receivable	1	9
Net cash flows from investing activities	(1,415)	(193)
FINANCING ACTIVITIES:
Payments of cash dividends	(1,809)	(1,692)
Proceeds from stock option exercises	85	172
Excess tax benefit from stock-based compensation	101	22
Net cash flows from financing activities	(1,623)	(1,498)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,311)	117
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,292)	(2,320)
CASH AND TEMPORARY INVESTMENTS, beginning of period	39,597	42,864
CASH AND TEMPORARY INVESTMENTS, end of period	$38,305	$40,544
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$328	$223
Cash payments for income taxes, net of refunds	$1,649	$1,701

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.  Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity. The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 52,000 and 68,000 potential dilutive common shares for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015 and 2014, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Chassis	$7,790	$4,700
Raw materials	25,351	24,291
Work in process	10,400	10,477
Finished goods	18,232	16,992
	$61,773	$56,460

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

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 30, 2014, the Credit Facility was further renewed to extend the maturity to March 31, 2017. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an annual amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.68% at March 31, 2015). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2015.

Other Long-Term Obligations

At March 31, 2015, the Company had approximately $887 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended March 31, 2015.  For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the three months ended March 31, 2015 and 2014, options were exercised for the purchase of 15,500 shares of common stock at a weighted-average exercise price of $5.49 and 29,197 shares of common stock at a weighted-average exercise price of $5.89, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $35,645 at March 31, 2015, and $31,458 at December 31, 2014. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at March 31, 2015.

At March 31, 2015, the Company had commitments of approximately $2,382 for construction and acquisition of property, plant and equipment. The Company intends to consolidate and expand its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The current estimated costs of such project are approximately $22,000, of which $1,885 were incurred as of March 31, 2015. The remainder of these costs is expected to be incurred during 2015 and 2016. The timing and costs of the project are subject to change.

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

At March 31, 2015 and December 31, 2014, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2011 through 2013 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2011.

10.	SHAREHOLDERS EQUITY

Dividends

Prior to March 2010, we had never declared cash dividends on our common stock.  On March 8, 2010, our board of directors adopted a dividend policy to consider and pay annual cash dividends subject to our ability to satisfy all applicable statutory and regulatory requirements and our continued financial strength.  On May 10, 2011, the Company’s board of directors approved a dividend policy to consider and pay quarterly dividends on its common stock subject to the Company’s ability to satisfy all applicable statutory requirements and the Company’s continued financial strength, replacing the previous policy of paying annual cash dividends.  Dividend payments made for 2015, 2014, 2013 and 2012 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 16, 2015	March 23, 2015	$0.16	$1,809
Total for 2015			$0.16	$1,809

On May 4, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share.  The dividend is payable June 22, 2015 to shareholders of record as of June 15, 2015.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended March 31
	2015	2014
Net Sales:
North America	$108,450	$82,769
Foreign	18,338	21,399
	$126,788	$104,168

	March 31, 2015	December 31, 2014
Long Lived Assets:
North America	$41,620	$41,176
Foreign	2,339	2,493
	$43,959	$43,669

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2015 and 2014.

13.           OTHER (INCOME) EXPENSE

Other (income) expense for the three months ended March 31, 2015 consisted of a foreign currency transactional loss of $56.  For the three months ended March 31, 2014, other (income) expense includes a loss on deconsolidation of a subsidiary of $83 offset by foreign currency transaction gains of $21. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected.

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

15.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. In November 2012, the Company adopted a formal foreign currency exchange policy. Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss). The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense, net in our condensed consolidated statements of income. In December 2012, the Company entered into foreign exchange currency contracts with notional values of $6,898 at March 31, 2014 and $10,200 at December 31, 2013 maturing from September 2013 to October 2014 that were considered cash flow hedges. Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective. At March 31, 2014, the net fair value of foreign currency exchange contracts was ($263), which is included in accounts receivable or accounts payable in our condensed consolidated balance sheets, depending on the asset or liability position of the derivative. At March 31, 2015, the Company had no outstanding foreign currency exchange contracts.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (FASB ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

There were no borrowings under the credit facility at March 31, 2015.

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

Results of Operations–Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 increased 21.7% to $126,788 from $104,168 for the comparable period in 2014. The increase in revenue was primarily attributable to increased demand levels in our domestic markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended March 31, 2015 increased 23.2% to $114,836 from $93,230 for the comparable period in 2014, which was attributable to the increased demand levels and increased production.  Overall, costs of operations increased slightly as a percentage of sales from 89.5% to 90.6%.

Selling, general, and administrative expenses for the three months ended March 31, 2015 increased to $7,440 from $7,166 for the three months ended March 31, 2014.  As a percentage of sales, selling, general, and administrative expenses decreased to 5.9% for the three months ended March 31, 2015 from 6.9% for the three months ended March 31, 2014 due to the fixed nature of certain of these expenses.  Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased to $163 from $70 for the three months ended March 31, 2015 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases.

Other (income) expense, net for the three months ended March 31, 2015 was $56. This compares to other (income) expense, net of $62 that includes a loss on deconsolidation of a subsidiary of $83 offset by foreign currency transaction gains of $21 for the three months ended March 31, 2014.

The provision for income taxes for the three months ended March 31, 2015 and 2014 reflects a combined effective U.S. federal, state and foreign tax rate of 28.6% and 36.8%, respectively. The lower effective tax rate in the current period results primarily from the lower corporate tax rates on the earnings of the European subsidiaries and the impact of U.S. federal domestic production activity deductions.

Liquidity and Capital Resources

Cash provided by operating activities was $3,057 for the three months ended March 31, 2015, compared to cash used in operating activities of $746 for the comparable period in 2014.  The cash provided by operating activities for the 2015 period was primarily attributable to consolidated net income. Cash provided by operating activities reflects increases in accounts payables offset by increases in other components of working capital, including accounts receivable and inventory. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $1,415 for the three months ended March 31, 2015 compared to $193 for the comparable period in 2014. The cash used in investing activities for the 2015 period was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $1,623 for the three months ended March 31, 2015, compared to $1,498 for the comparable period in 2014. The cash used in financing activities for the 2015 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of March 31, 2015, we had cash and cash equivalents of $38,305, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At March 31, 2015, the Company had commitments of approximately $2,382 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2015, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2015 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2015 and December 31, 2014, $14,431 and $15,701, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company intends to consolidate and expand its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The current estimated costs of such project are approximately $22,000, of which $1,885 were incurred as of March 31, 2015. The remainder of these costs is expected to be incurred during 2015 and 2016. The timing and costs of the project are subject to change.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010, the Company entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 30, 2014, the Credit Facility was further renewed to extend the maturity to March 31, 2017.  The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement in an amount between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At March 31, 2015, we had approximately $887 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.68% at March 31, 2015). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended March 31, 2015.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.  Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2015, we recognized a $2,068 decrease in our foreign currency translation adjustment account compared with December 31, 2014 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $260 increase for the prior year period.  For the three months ended March 31, 2015 and 2014, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a loss of $56 and a gain of $21, respectively.

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

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: May 6, 2015

