Form 10-Q
period 2015-09-30
MILLER INDUSTRIES INC /TN/
filed 2015-11-04
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                       No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 30, 2015 was 11,341,150.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$40,965	$39,597
Accounts receivable, net of allowance for doubtful accounts of $1,778 and $1,850 at September 30, 2015 and December 31, 2014, respectively	115,424	116,498
Inventories	64,482	56,460
Prepaid expenses	2,512	1,792
Current deferred income taxes	4,023	4,083
Total current assets	227,406	218,430
PROPERTY, PLANT, AND EQUIPMENT, net	34,791	32,050
GOODWILL	11,619	11,619
OTHER ASSETS	499	256
	$274,315	$262,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,693	$70,618
Accrued liabilities	22,224	21,099
Total current liabilities	98,917	91,717
DEFERRED INCOME TAX LIABILITIES	2,184	2,184
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value; 100,000,000 shares authorized, 11,341,150 and 11,302,530, outstanding at September 30, 2015 and December 31, 2014, respectively	113	113
Additional paid-in capital	150,305	149,917
Retained earnings	26,482	19,822
Accumulated other comprehensive income (loss)	(3,686)	(1,398)
Total Shareholders’ equity	173,214	168,454
	$274,315	$262,355

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

NET SALES	$126,205	$118,398	$404,530	$344,998
COSTS OF OPERATIONS	113,409	105,431	362,241	308,583
GROSS PROFIT	12,796	12,967	42,289	36,415

OPERATING EXPENSES:
Selling, general and administrative expenses	7,524	7,231	22,612	21,361
Interest expense, net	291	178	699	374
Other (income) expense, net	(94)	31	227	148
Total operating expenses	7,721	7,440	23,538	21,883

INCOME BEFORE INCOME TAXES	5,075	5,527	18,751	14,532
INCOME TAX PROVISION	1,907	2,033	6,653	5,351
NET INCOME	3,168	3,494	12,098	9,181

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	-	-	-	66

NET INCOME ATTRIBUTABLE TO MILLER INDUSTRIES, INC.	$3,168	$3,494	$12,098	$9,247

BASIC INCOME PER COMMON SHARE	$0.28	$0.31	$1.07	$0.82
DILUTED INCOME PER COMMON SHARE	$0.28	$0.31	$1.07	$0.82

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.15	0.48	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,341	11,302	11,329	11,296
Diluted	11,368	11,354	11,367	11,354

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
net income	$3,168	$3,494	$12,098	$9,181

Other comprehensive income (loss):
Foreign currency translation adjustment	441	(876)	(2,288)	(711)
Derivative instrument and hedging activities	-	52	-	127
Reclassification from accumulated other comprehensive income (loss)	-	5	-	165
Total other comprehensive income (loss)	441	(819)	(2,288)	(419)

comprehensive income	3,609	2,675	9,810	8,762

Net loss attributable TO noncontrolling interests	-	-	-	66
Comprehensive income attributable to Miller Industries, Inc.	$3,609	$2,675	$9,810	$8,828

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2015	2014
OPERATING ACTIVITIES:
Net income	$12,098	$9,181
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,038	2,858
Loss on deconsolidation of subsidiary	-	83
Provision for doubtful accounts	185	158
Excess tax benefit from stock-based compensation	(106)	(22)
Issuance of non-employee director shares	96	96
Deferred income tax provision	60	(155)
Changes in operating assets and liabilities:
Accounts receivable	(215)	(18,412)
Inventories	(8,599)	(11,598)
Prepaid expenses	(773)	(846)
Other assets	(244)	-
Accounts payable	6,691	18,583
Accrued liabilities	1,556	2,510
Net cash flows from operating activities	13,787	2,436
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,877)	(3,698)
Payments received on notes receivable	1	23
Net cash flows from investing activities	(5,876)	(3,675)
FINANCING ACTIVITIES:
Payments of cash dividends	(5,438)	(5,083)
Proceeds from stock option exercises	186	180
Excess tax benefit from stock-based compensation	106	22
Net cash flows from financing activities	(5,146)	(4,881)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,397)	(465)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	1,368	(6,585)
CASH AND TEMPORARY INVESTMENTS, beginning of period	39,597	42,864
CASH AND TEMPORARY INVESTMENTS, end of period	$40,965	$36,279
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,099	$743
Cash payments for income taxes, net of refunds	$6,908	$5,034

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

Basic income per share is computed by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to Miller Industries, Inc. by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 27,000 and 52,000 potential dilutive common shares for the three months ended September 30, 2015 and 2014, and 38,000 and 58,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months and nine months ended September 30, 2015 and 2014, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Chassis	$4,650	$4,700
Raw materials	29,925	24,291
Work in process	10,658	10,477
Finished goods	19,249	16,992
	$64,482	$56,460

4.	LONG-LIVED ASSETS

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

At September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the Credit Facility because outstanding amounts of indebtedness under the Credit Facility are subject to variable interest rates. Under the Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.69% at September 30, 2015). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2015.

Other Long-Term Obligations

At September 30, 2015, the Company had approximately $1,723 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended September 30, 2015. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the three months ended September 30, 2015, options were exercised for the purchase of 1,000 shares of common stock at a weighted-average exercise price of $5.49. No options were exercised during the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, options were exercised for the purchase of 34,000 shares of common stock at a weighted-average exercise price of $5.49 and 30,697 shares of common stock at a weighted-average exercise price of $5.87, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $40,047 at September 30, 2015, and $31,458 at December 31, 2014. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at September 30, 2015.

At September 30, 2015, the Company had commitments of approximately $14,386 for construction and acquisition of property, plant and equipment. The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $22,700, including machinery and equipment, buildings and improvements and land. Approximately $4,715 of these costs were incurred as of September 30, 2015 and are included in property, plant and equipment, net on the condensed consolidated balance sheets. The remainder of these costs is expected to be incurred in the last quarter of 2015 and during 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. The Company also intends to engage in several capital projects, including machinery and equipment and building improvements at its Ooltewah, Tennessee facility that it estimates will cost approximately $10,000 over the next year.

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

At September 30, 2015 and December 31, 2014, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2012 through 2014 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2012.

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

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2012	March 19, 2012	March 26, 2012	$0.13	$1,437
Q2 2012	June 18, 2012	June 25, 2012	0.13	1,439
Q3 2012	September 17, 2012	September 24, 2012	0.13	1,439
Q4 2012	December 10, 2012	December 17, 2012	0.13	1,447
Total for 2012			$0.52	$5,762

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 16, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 22, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Total for 2015			$0.48	$5,438

On November 2, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share. The dividend is payable December 14, 2015 to shareholders of record as of December 7, 2015.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014
Net Sales:
North America	$109,451	$99,891	$348,456	$285,555
Foreign	16,754	18,507	56,074	59,443
	$126,205	$118,398	$404,530	$344,998

	September 30, 2015	December 31, 2014
Long Lived Assets:
North America	$43,854	$41,176
Foreign	2,556	2,493
	$46,410	$43,669

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months and nine months ended September 30, 2015 and 2014.

13.	OTHER (INCOME) EXPENSE

Other (income) expense for the nine months ended September 30, 2015 consisted of a foreign currency transaction loss of $227. For the nine months ended September 30, 2014 the Company had a loss of $148, including a loss on deconsolidation of a subsidiary of $83 and foreign currency transaction losses of $65. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility has ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 so no further losses from the venture are expected.

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

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. In November 2012, the Company adopted a formal foreign currency exchange policy. Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss). The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other (income) expense, net in our condensed consolidated statements of income. In December 2012, the Company entered into foreign exchange currency contracts with notional values of $1,934 at September 30, 2014 and $10,200 at December 31, 2013 maturing from September 2013 to October 2014 that were considered cash flow hedges. Changes in fair value of such cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective. At September 30, 2014, the net fair value of foreign currency exchange contracts was ($12), which is included in accounts receivable or accounts payable in our condensed consolidated balance sheets, depending on the asset or liability position of the derivative. At September 30, 2015, the Company had no outstanding foreign currency exchange contracts.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (FASB ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new standard. The provisions of FASB ASU 2015-14 and ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

There were no borrowings under the credit facility at September 30, 2015. The maximum amount of the credit facility was increased from $25,000 to $30,000 during the second quarter of 2015 in order to provide flexibility in the financing of future capital expenditures, including the Pennsylvania consolidation.

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

Results of Operations–Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 increased 6.6% to $126,205 from $118,398 for the comparable period in 2014. The increase in revenue was primarily attributable to increased demand levels in our domestic markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended September 30, 2015 increased 7.6% to $113,409 from $105,431 for the comparable period in 2014, which was attributable to the increased demand levels and increased production. Overall, costs of operations increased slightly as a percentage of sales from 89.1% to 89.9%.

Selling, general, and administrative expenses for the three months ended September 30, 2015 increased to $7,524 from $7,231 for the three months ended September 30, 2014. The increase in expenses was primarily attributable to higher sales and production levels. As a percentage of sales, selling, general, and administrative expenses decreased to 6.0% for the three months ended September 30, 2015 from 6.1% for the three months ended September 30, 2014 due to the fixed nature of certain of these expenses.

Total interest expense increased to $291 from $178 for the three months ended September 30, 2015 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases.

Other (income) expense relates to foreign currency translation gains and losses. For the three months ended September 30, 2015 was a gain $94 of compared to a loss of $31 for the three months ended September 30, 2014.

The provision for income taxes for the three months ended September 30, 2015 and 2014 reflects a combined effective U.S. federal, state and foreign tax rate of 37.6% and 36.8%, respectively.

Results of operations – Nine months ended September 30, 2015 compared to Nine months ended September 30, 2014

Net sales for the nine months ended September 30, 2015 increased 17.3% to $404,530 from $344,998 for the comparable period in 2014. The increase in revenue was primarily attributable to increased demand levels in our domestic markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the nine months ended September 30, 2015 increased 17.4% to $362,241 from $308,583 for the comparable period in 2014, which was attributable to the increased demand levels and increased production. Overall, costs of operations increased slightly as a percentage of sales from 89.5% to 89.6%.

Selling, general, and administrative expenses for the nine months ended September 30, 2015 increased to $22,612 from $21,361 for the nine months ended September 30, 2014. The increase is primarily attributable to higher sales and production levels. As a percentage of sales, selling, general, and administrative expenses decreased to 5.6% for the nine months ended September 30, 2015 from 6.2% for the nine months ended September 30, 2014 due to the fixed nature of certain of these expenses.

Total interest expense increased to $699 from $374 for the nine months ended September 30, 2015 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases.

Other (income) expense, net for the nine months ended September 30, 2015 was a loss of $227 relating to foreign currency transaction gains and losses. Other (income) expense, net for the nine months ended September 30, 2014 was a loss of $148 that included a loss on deconsolidation of $83 and foreign currency transaction losses of $65.

The provision for income taxes for the nine months ended September 30, 2015 and 2014 reflects a combined effective U.S. federal, state and foreign tax rate of 35.5% and 36.8%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $13,787 for the nine months ended September 30, 2015, compared to $2,436 for the comparable period in 2014. The cash provided by operating activities for the 2015 period was primarily attributable to consolidated net income. Cash provided by operating activities reflects increases in accounts payables and decreases in accounts receivable offset by increases in other components of working capital, including inventory. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $5,876 for the nine months ended September 30, 2015 compared to $3,675 for the comparable period in 2014. The cash used in investing activities for the 2015 period was primarily for the purchase of property, plant and equipment, including purchases for the Pennsylvania project described below.

Cash used in financing activities was $5,146 for the nine months ended September 30, 2015, compared to $4,881 for the comparable period in 2014. The cash used in financing activities for the 2015 period was primarily to pay cash dividends, slightly offset by proceeds from the exercise of stock options.

As of September 30, 2015, we had cash and cash equivalents of $40,965, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and interest and principal payments on indebtedness, if any, under our credit facility. At September 30, 2015, the Company had commitments of approximately $14,386 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at September 30, 2015, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2015 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2015 and December 31, 2014, $19,939 and $15,701, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $22,700, including machinery and equipment, buildings and improvements and land. Approximately $4,715 of these costs were incurred as of September 30, 2015 and are included in property, plant and equipment, net on the condensed consolidated balance sheets. The remainder of these costs is expected to be incurred in the last quarter of 2015 and during 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. The Company also intends to engage in several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee facility that it estimates will cost approximately $10,000 over the next year.

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

At September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

Other Long-Term Obligations

At September 30, 2015, we had approximately $1,723 in non-cancelable operating lease obligations.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.69% at September 30, 2015). Because there were no amounts outstanding under the Credit Facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the quarter ended September 30, 2015.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At September 30, 2015, we recognized a $2,288 decrease in our foreign currency translation adjustment account compared with December 31, 2014 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $711 decrease for the prior year period. For the three months ended September 30, 2015 and 2014, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $94 and a loss of $31, respectively. For the nine months ended September 30, 2015 and 2014, the impact of foreign currency exchange rates on the results of operations and cash flows was a loss of $227 and $65, respectively.

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

ITEM 1A.           RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
31.1	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d- 14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer*

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer*

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: November 4, 2015

