Form 10-K
period 2015-12-31
MILLER INDUSTRIES INC /TN/
filed 2016-03-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $152,423,865 (based on 7,640,294 shares held by non-affiliates at $19.95 per share, the last sale price reported on the New York Stock Exchange on June 30, 2015).

At February 29, 2016 there were 11,345,560 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

 i

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–”Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Product Development and Manufacturing

Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products. Research and development costs amounted to approximately $1.6 million, $1.9 million and $1.3 million for 2015, 2014 and 2013, respectively.

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

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. In 2015, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

We routinely respond to requests for proposals or bid invitations in consultation with our local distributors. Our products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. We intend to continue to pursue U.S. government and foreign government contracting opportunities.

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

Employees

We employed approximately 990 people as of December 31, 2015. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms is considered one of the most innovative developments in the wrecker industry. This technology is significant primarily because it allows the damage-free towing of newer aerodynamic vehicles made of lighter weight materials. This technology, particularly the L-arms, is used in a majority of commercial wreckers today. We hold a number of utility and design patents covering other of our products. We have also obtained the rights to use and develop certain technologies owned or patented by others. Management believes that, until the patents on our technology expire, utilization of our patented technology without a license is an infringement of such patents. We have successfully litigated infringement lawsuits in which the validity of our patents on our technology was upheld, and successfully settled other lawsuits,

Our trademarks “Century®,” “Holmes®,” “Champion®,” “Challenger®,” “Formula I®,” “Pro Star®,” “Street Runner®,” “Vulcan®,” “Right Approach®” and “Extreme Angle®,” among others, are registered with the United States Patent and Trademark Office. Management believes that our trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to extensive regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration and performance of contracts under such programs.

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

Name	Age	Position

William G. Miller	69	Chairman of the Board

Jeffrey I. Badgley	63	Co-Chief Executive Officer

William G. Miller, II	37	President and Co-Chief Executive Officer

Frank Madonia	67	Executive Vice President, Secretary and General Counsel

J. Vincent Mish	65	Executive Vice President, Chief Financial Officer and Treasurer

Deborah Whitmire	50	Vice President and Corporate Controller

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

The towing and recovery industry is cyclical in nature and historically the industry has been affected by changes in consumer confidence and in economic conditions in general. Concerns over the economic recovery and continued volatility and disruption in domestic and international capital and credit markets have historically caused significant erosion in consumer confidence. As a result, the overall demand for our products from our commercial customers has been negatively affected, and the level of future sales of our products is uncertain. A prolonged economic downturn, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

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

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and although we believe that these suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. Shipment delays, unexpected price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. To partially offset price increases for raw materials and component parts, we have, from time to time, implemented general price increases and cost surcharges. While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so. Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are frequently supplied by us, or are purchased separately by our distributors or by towing operators. Although we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance, and while many of these costs have fluctuated and, in the case of fuel, decreased in the past year, there can be no assurance that these costs will not continue to be volatile, or again increase, for our customers in the future. Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials. Any of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

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

A disruption in our information technology ("IT") systems could adversely impact our business and operations.

We rely on the accuracy, capacity and security of our IT systems and our ability to update these systems in response to the changing needs of our business. We use our IT systems to collect and store confidential and sensitive data, including information about our business, our customers and our employees. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication features that are susceptible to both willful and unintentional security breaches. We have incurred costs and expect to incur significant additional costs in order to implement security measures that we feel are appropriate to protect our IT systems. Nevertheless, future attacks could result in our systems or data being breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. In the event of a breach in security that allows third parties access to personal information, we are subject to a variety of ever-changing laws on a global basis that may require us to provide notification to the data owners, and that may subject us to lawsuits, fines and other means of regulatory enforcement or harm employee morale. Any interruption, outage or breach of our IT systems could adversely affect our business operations. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to claims, liability, or fines based upon alleged breaches of contract or applicable laws.

The effects of new regulations relating to conflict minerals may adversely affect our business.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to perform due diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The Company's supply chain is complex. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” We may face reputational challenges from customers, investors or others if we are unable to verify the origins for all “conflict minerals” used in our products. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Our sales to U.S. and other governmental entities through prime contractors are subject to special risks.

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to extensive regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration and performance of contracts under such programs. Our U.S. and other government business is subject to the following risks, among others: (i) this business is susceptible to changes in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract. We continue to work to secure additional U.S. and other governmental orders, but we cannot predict the success or timing of any such efforts.

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

The requirements and restrictions imposed by our current credit facility could restrict our ability to operate our business and failure to comply with these requirements and restrictions could adversely affect our business.

Our current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; Mercer, Pennsylvania; and Greeneville, Tennessee. The Ooltewah plant, containing approximately 299,000 square feet, produces light and heavy duty wreckers; the Hermitage plant, containing approximately 147,000 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plant, containing approximately 135,000 square feet (plus 50,000 square feet of leased property), produces car carriers, heavy duty wreckers and trailers. The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies.

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

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2014
First Quarter	$20.00	$16.89
Second Quarter	20.67	18.42
Third Quarter	21.44	16.86
Fourth Quarter	21.36	16.19
Year Ending December 31, 2015
First Quarter	$24.98	$19.67
Second Quarter	25.28	19.41
Third Quarter	21.80	17.33
Fourth Quarter	23.60	19.60
Year Ending December 31, 2016
First Quarter (through February 28, 2016)	$21.77	$19.27

The approximate number of holders of record and beneficial owners of common stock as of December 31, 2015 was 509 and 1,435 respectively.

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2015, 2014 and 2013 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount (in thousands)

Q1 2013	March 18, 2013	March 24, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

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

Sales of Unregistered Securities

 We did not sell any unregistered securities during the year ended December 31, 2015.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2010 through December 31, 2015. The respective returns assume reinvestment of dividends paid.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Miller Industries, Inc.	100	111	107	131	146	153
NYSE Composite Index	100	94	112	131	136	127
S&P Construction Index	100	88	102	100	96	71

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$540,966	$492,776	$404,170	$342,663	$412,659
Costs of operations	483,353	439,791	361,734	302,606	342,557
Gross Profit	57,613	52,985	42,436	40,057	70,102
Operating Expenses:
Selling, general, and administrative expenses	31,491	28,496	28,323	27,507	31,407
Interest expense, net	919	554	369	712	728
Other expense (income)	340	437	(119)	(815)	(161)
Total operating expenses	32,750	29,487	28,573	27,404	31,974

Income before income taxes	24,863	23,498	13,863	12,653	38,128
Income tax provision	8,887	8,660	5,175	3,531	15,120
Net income	15,976	14,838	8,688	9,122	23,008
Net loss attributable to noncontrolling interests	–‒	66	542	–‒	–‒
Net income attributable to Miller Industries, Inc.	$15,976	$14,904	$9,230	$9,122	$23,008

Basic income per common share	$1.41	$1.32	$0.82	$0.82	$1.98
Diluted income per common share	$1.41	$1.31	$0.82	$0.82	$1.92
Weighted average shares outstanding:
Basic	11,324	11,297	11,233	11,068	11,600
Diluted	11,360	11,354	11,324	11,258	11,984

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Working capital	$124,771	$126,713	$120,821	$115,178	$109,760
Total assets	270,855	262,355	226,669	202,351	211,842
Common shareholders’ equity	173,862	168,454	161,713	157,490	152,651

	December 31,
	2015	2014	2013	2012	2011
Other Data:
Cash dividend per common share	$0.64	$0.60	$0.56	$0.52	$0.48

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. In the past, as we have determined necessary, we have implemented price increases to offset higher costs. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

As previously announced, our financial results through March 31, 2014 were negatively impacted by the Delavan joint venture. Losses before income taxes that are directly attributable to the Delavan joint venture were approximately $1,300 and $152 (including the loss on deconsolidation of the subsidiary) for 2013 and the first quarter of 2014, respectively. The Company also generated additional indirect losses associated with the Greeneville, Tennessee facility in connection with its manufacturing and supply agreement for the joint venture. Following a review and evaluation of operations related to the Delavan joint venture, the Company made the decision to consider strategic alternatives with regard to the venture. On February 28, 2014, the Company entered into an agreement to sell all of its interest in the Delavan joint venture to its joint venture partner, which closed on March 31, 2014. Our Greeneville facility after that date ceased the manufacturing of Delavan products as of the end of the first quarter of 2014 and no further losses from the venture were incurred.

There were no borrowings under our current credit facility at December 31, 2015. As of February 29, 2016, the Company had borrowed $10 million under the credit facility.

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

	2015	2014	2013
Net Sales	100.0%	100.0%	100.0%
Costs of operations	89.4%	89.3%	89.5%
Gross Profit	10.6%	10.7%	10.5%
Operating Expenses:
Selling, general and administrative	5.8%	5.8%	7.0%
Interest expense	0.1%	0.1%	0.1%
Other expense (income)	0.1%	0.1%	0.0%
Total operating expenses	6.0%	6.0%	7.1%
Income before income taxes	4.6%	4.7%	3.4%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales were $540,966 for the year ended December 31, 2015, compared to $492,776 for the year ended December 31, 2014, an increase of 9.8%. The increase in revenue was primarily attributable to increased demand levels in our domestic and international markets and corresponding increases in production levels based on the continued recovery of economic conditions and improving consumer sentiment.

Cost of operations increased 9.9% to $483,353 for the year ended December 31, 2015 from $439,791 for the year ended December 31, 2014, which was attributable to higher sales volumes. Overall, costs of operations as a percentage of net sales increased slightly from 89.3% for the year ended December 31, 2014 to 89.4% for the year ended December 31, 2015.

Selling, general and administrative expenses for the year ended December 31, 2015 increased to $31,491 from $28,496 for the year ended December 31, 2014. The increase in expenses was primarily attributable to higher sales and production levels. As a percentage of net sales, selling, general and administrative expenses remained the same at 5.8% due to the continued focus on cost control efforts.

Interest expense increased to $919 for the year ended December 31, 2015 from $554 for the year ended December 31, 2014. Increases were primarily due to increases in interest on distributor floor planning and on chassis purchases.

Other expense (income) relates to foreign currency transaction gains and losses. During 2015, the net loss was $340 compared to a net loss of $437 for 2014.

The provision for income taxes for the years ended December 31, 2015 and 2014 reflects a combined federal, state and foreign tax rate of 35.7% and 36.9%, respectively.

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

Liquidity and Capital Resources

Cash provided by operating activities was $20,059 for the year ended December 31, 2015, compared to $9,913 for the year ended December 31, 2014, and $1,192 for the year ended December 31, 2013. The cash provided by operating activities for 2015, 2014 and 2013 was primarily attributed to consolidated net income. For 2015, cash provided by operating activities reflects decreases in accounts receivable and increases in accounts payables and accrued liabilities, offset by increases in other components of working capital including inventory. For 2014 and 2013, cash provided by operating activities reflects increases in accounts payables and accrued liabilities, offset by increases in other components of working capital including accounts receivable and inventory. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $11,899 for the year ended December 31, 2015, compared to $5,301 for the years ended December 31, 2014, and $2,335 for the year ended December 31, 2013. The cash used in investing activities for 2015, 2014 and 2013 was primarily for the purchase of property, plant and equipment.

Cash used in financing activities was $6,961 for the year ended December 31, 2015, compared to $6,565 for the year ended December 31, 2014, and $5,448 for the year ended December 31, 2013. The cash used in financing activities in 2015, 2014 and 2013 was primarily to pay cash dividends, partially offset by proceeds from the exercise of stock options.

Over the past year, we generally have used available cash flow from operations to pay dividends and to pay for capital expenditures.

As of December 31, 2015, we had cash and cash equivalents of $38,449 exclusive of unused availability under our current credit facility. Our primary cash requirements include working capital, capital expenditures and the funding of any declared cash dividends. At December 31, 2015, we had commitments of approximately $13,945 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2015, and borrowings under our current credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during 2016 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2015 and 2014, $18,145 and $15,701, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $22,700, including machinery and equipment, buildings and improvements and land. Approximately $9,011 of these costs were incurred as of December 31, 2015 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $15,000 through the end of 2016. Approximately $100 of these costs were incurred as of December 31, 2015.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2015.

	Payment Due By Period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,553	$504	$498	$169	$382
Purchase Obligations (2)	26,876	26,876	—	—	—
Commitments for construction and acquisition of plant and equipment (3)	13,945	13,945	—	—	—
Total	$42,374	$41,325	$498	$169	$382

(1)	Amounts do not include potential contingent obligations of $38.3 million under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

(3)	Primarily increased due to the consolidation and expansion commitments for the Company’s Pennsylvania manufacturing operations, as described above.

Credit Facility and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30.0 million to give the Company greater flexibility to finance current capital expenditure projects. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

Outstanding Borrowings

There were no outstanding borrowings under the current credit facility as of December 31, 2015. As of February 29, 2016, the Company had borrowed $10 million under the credit facility.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.93% at December 31, 2015). Because there were no amounts outstanding under our credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2015.

Other Long-Term Obligations

We had approximately $1,553 in non-cancellable operating lease obligations at December 31, 2015.

Recent Accounting Pronouncements

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In July 2015, the FASB issued amendments to the Inventory topic of the Accounting Standards Codification to require inventory to be measured at the lower of cost and net realizable value. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory, there are no other substantive changes to the guidance on measurement of inventory. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance retrospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

The FASB's new leases standard Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new standard will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning December 15, 2018, with early adoption permitted. See Note 5 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing standard will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.93% at December 31, 2015). Because there were no amounts outstanding under our current credit facility, a one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2015.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At December 31, 2015, we recognized a $3,703 decrease in our foreign currency translation adjustment account compared with December 31, 2014. During the years ended December 31, 2015, 2014 and 2013, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a $340 loss, $437 loss and $119 gain, respectively.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2015, we maintained effective internal control over financial reporting.

Elliott Davis Decosimo, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which appears herein.

March 9, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the internal control over financial reporting of Miller Industries, Inc. and subsidiaries (the Company) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 9, 2016, expressed an unqualified opinion.

/s/ Elliott Davis Decosimo, LLC
Chattanooga, Tennessee
March 9, 2016

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

Description	Page Number in Report

Schedule II - Valuation and Qualifying Accounts	F-20

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	—	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	—	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	—	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	—	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	—	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	—	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	—	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	—	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	—	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.6

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.7

10.18	Letter Agreement, dated as of November 27, 2013 between the Registrant and William G. Miller, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008**	—	Form 10-K	March 5, 2014	10.18

10.19	Letter Agreement, dated as of November 27, 2013 between the Registrant and Jeffrey I. Badgley, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**	—	Form 10-K	March 5, 2014	10.19

10.20	Letter Agreement, dated as of November 27, 2013 between the Registrant and J. Vincent Mish, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**	—	Form 10-K	March 5, 2014	10.20

10.21	Non-Employee Director Stock Plan**	—	Schedule 14A	January 23, 2004	Annex A

10.22	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.23	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	April 12, 2010	10.2

10.24	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	April 12, 2010	10.3

10.25	Amended and Restated Loan Agreement, dated December 30, 2014, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 10-K	March 4, 2015	10.25

10.26	First Amendment to Amended and Restated Loan Agreement, dated as of June 11, 2015, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	June 17, 2015	10.1

10.27	Master Revolving Credit Note dated as of June 11, 2015 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	June 17, 2015	10.2

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis Decosimo, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

**	Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

I	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2016 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC
Chattanooga, Tennessee
March 9, 2016

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

(In thousands, except share data)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$38,449	$39,597
Accounts receivable, net of allowance for doubtful accounts of $1,864 and $1,850, at December 31, 2015 and 2014, respectively	109,170	116,498
Inventories	66,232	56,460
Prepaid expenses	1,689	1,792
Current deferred income taxes	3,725	4,083
Total current assets	219,265	218,430
PROPERTY, PLANT, AND EQUIPMENT, net	39,475	32,050
GOODWILL	11,619	11,619
OTHER ASSETS	496	256
	$270,855	$262,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,405	$70,618
Accrued liabilities	21,089	21,099
Total current liabilities	94,494	91,717

DEFERRED INCOME TAX LIABILITIES	2,499	2,184
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,341,150 and 11,302,530, outstanding at December 31, 2015 and 2014, respectively	113	113
Additional paid-in capital	150,305	149,917
Accumulated surplus	28,545	19,822
Accumulated other comprehensive income (loss)	(5,101)	(1,398)
Total shareholders’ equity	173,862	168,454
	$270,855	$262,355

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	2015	2014	2013
NET SALES	$540,966	$492,776	$404,170
Costs of operations	483,353	439,791	361,734
Gross Profit	57,613	52,985	42,436

OPERATING EXPENSES:
Selling, general, and administrative expenses	31,491	28,496	28,323
Interest expense, net	919	554	369
Other expense (income)	340	437	(119)
Total operating expenses	32,750	29,487	28,573

INCOME BEFORE INCOME TAXES	24,863	23,498	13,863
INCOME TAX PROVISION	8,887	8,660	5,175
NET INCOME	15,976	14,838	8,688

Net Loss Attributable to Noncontrolling Interests	—	66	542
Net Income Attributable to Miller Industries, Inc.	$15,976	$14,904	$9,230

BASIC INCOME PER COMMON SHARE	$1.41	$1.32	$0.82

DILUTED INCOME PER COMMON SHARE	$1.41	$1.31	$0.82

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.64	$0.60	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,324	11,297	11,233
Diluted	11,360	11,354	11,324

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013
Net income	$15,976	$14,838	$8,688
Other comprehensive income:
Foreign currency translation adjustment	(3,703)	(2,503)	1,175
Derivative instrument and hedging activities	—	126	(216)
Reclassifications from accumulated other comprehensive income (loss)	—	165	(75)
Total other comprehensive income (loss)	(3,703)	(2,212)	884

Comprehensive income	12,273	12,626	9,572
Net loss attributable to noncontrolling interests	—	66	542
Comprehensive income attributable to Miller Industries, Inc.	$12,273	$12,692	$10,114

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Total Miller Industries, Inc. Shareholders’ Equity	Noncontrolling Interests	Total
BALANCE, December 31, 2012	$112	$148,688	$8,760	$(70)	$157,490	$—	$157,490
Components of comprehensive income:
Net income	—	—	9,230	—	9,230	(542)	8,688
Foreign currency translation adjustments	—	—	—	1,175)	1,175	—	1,175
Derivative instrument and hedging activities	—	—	—	(291)	(291)	—	(291)
Total comprehensive income	—	—	9,230	884	10,114	(542)	9,572
Capital Contribution from non controlling interest holder	—	—	—	—	—	24	24
Issuance of common stock to non-employee directors (4,734)	—	75	—	—	75	—	75
Exercise of stock options (102,314)	1	620	—	—	621	—	621
Excess tax effect for stock-based compensation	—	225	—	—	225	—	225
Dividends paid, $0.56 per share	—	—	(6,294)	—	(6,294)	—	(6,294)
BALANCE, December 31, 2013	113	149,608	11,696	814	162,231	(518)	161,713
Components of comprehensive income:
Net income	—	—	14,904	—	14,904	(66)	14,838
Foreign currency translation adjustments	—	—	—	(2,503)	(2,503)	—	(2,503)
Derivative instrument and hedging activities	—	—	—	291	291	—	291
Total comprehensive income	—	—	14,904	(2,212)	12,692	(66)	12,626
Disposition of noncontrolling interest	—	—	—	—	—	584	584
Issuance of common stock to non-employee directors (5,154)	—	96	—	—	96	—	96
Exercise of stock options (31,697)	—	186	—	—	186	—	186
Excess tax effect for stock-based compensation	—	27	—	—	27	—	27
Dividends paid, $0.60 per share	—	—	(6,778)	—	(6,778)	—	(6,778)
BALANCE, December 31, 2014	113	149,917	19,822	(1,398)	168,454	—	168,454
Components of comprehensive income:
Net income	—	—	15,976	—	15,976	—	15,976
Foreign currency translation adjustments	—	—	—	(3,703)	(3,703)	—	(3,703)
Derivative instrument and hedging activities	—	—	—	—	—	—	—
Total comprehensive income	—	—	15,976	(3,703)	12,273	—	12,273
Issuance of common stock to non-employee directors (4,620)	—	96	—	—	96	—	96
Exercise of stock options (34,000)	—	186	—	—	186	—	186
Excess tax effect for stock-based compensation	—	106	—	—	106	—	106
Dividends paid, $0.64 per share	—	—	(7,253)	—	(7,253)	—	(7,253)
BALANCE, December 31, 2015	$113	$150,305	$28,545	$(5,101)	$173,862	$—	$173,862

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$15,976	$14,838	$8,688
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,317	4,015	3,763
Loss on the deconsolidation of subsidiary	—	83	—
(Gain) Loss on disposals of equipment	74	(39)	(2)
Deferred tax provision	573	147	(225)
Provision for doubtful accounts	282	243	211
Excess tax benefit from stock-based compensation	(106)	(27)	(225)
Issuance of non-employee director shares	96	96	75
Changes in operating assets and liabilities:
Accounts receivable	5,736	(36,366)	(21,993)
Inventories	(11,015)	(3,284)	(8,506)
Prepaid expenses	(31)	151	(173)
Accounts payable	3,819	24,662	16,164
Accrued liabilities	338	5,394	3,415
Net cash flows from operating activities	20,059	9,913	1,192
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,900)	(5,345)	(2,430)
Proceeds from sale of equipment	1	20	19
Payments received on notes receivables	—	24	76
Net cash flows from investing activities	(11,899)	(5,301)	(2,335)
FINANCING ACTIVITIES:
Payments of cash dividends	(7,253)	(6,778)	(6,294)
Proceeds from exercise of stock options	186	186	621
Excess tax benefit from stock-based compensation	106	27	225
Net cash flows from financing activities	(6,961)	(6,565)	(5,448)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(2,347)	(1,314)	864
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,148)	(3,267)	(5,727)
CASH AND TEMPORARY INVESTMENTS, beginning of year	39,597	42,864	48,591
CASH AND TEMPORARY INVESTMENTS, end of year	$38,449	$39,597	$42,864
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,432	$1,015	$912
Cash payments for income taxes, net of refunds	$8,566	$6,454	$2,419

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Chassis	$8,048	$4,700
Raw materials	28,328	24,291
Work in process	10,850	10,477
Finished goods	19,006	16,992
	$66,232	$56,460

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

Property, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Land and improvements	$5,812	$5,223
Buildings and improvements	42,230	34,478
Machinery and equipment	30,821	30,143
Furniture and fixtures	8,978	8,590
Software costs	10,066	8,921
	97,907	87,355
Less accumulated depreciation	(58,432)	(55,305)
	$39,475	$32,050

The Company recognized $4,317, $4,014 and $3,757 in depreciation expense in 2015, 2014 and 2013, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 36,000, 57,000, and 91,000 potential dilutive common shares in 2015, 2014 and 2013, respectively. For 2015, 2014 and 2013, none of the outstanding stock options would have been anti-dilutive.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

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

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547 at December 31, 2015 and 2014. At December 31, 2015 and 2014, all intangible assets subject to amortization were fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Deferred Financing Costs

All deferred financing costs are included in other assets and are amortized using the straight-line method over the terms of the respective obligations. Total accumulated amortization of deferred financing costs at December 31, 2015 and 2014 was $0 and $0, respectively. Amortization expense in 2015, 2014 and 2013 was $0, $2 and $6, respectively, and is included in interest expense in the accompanying consolidated statements of income. Deferred financing costs were fully amortized at December 31, 2015.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2015 and 2014:

	2015	2014
Accrued wages, commissions, bonuses and benefits	$6,482	$5,956
Accrued products warranty	3,140	2,622
Accrued income taxes	4,747	7,416
Other	6,720	5,105
	$21,089	$21,099

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of December 31 2015, the Company had no unrecognized tax benefits pertaining to uncertain tax positions.

Stock-Based Compensation

Stock compensation expense was $0 for 2015, 2014 and 2013.

No options were granted during 2015 or 2014. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

At December 31, 2015, the Company had no unrecognized compensation expense related to stock options. The Company issued approximately 34,000 and 32,000 shares of common stock during 2015 and 2014, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2015, 2014 and 2013, was $3,076, $1,958 and $1,086, respectively.

The table below provides a summary of the warranty liability for December 31, 2015 and 2014:

	2015	2014
Accrual at beginning of the year	$2,622	$3,084
Provision	3,076	1,958
Settlement and Other	(2,558)	(2,420)
Accrual at end of year	$3,140	$2,622

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $1,595, $1,899 and $1,304 for 2015, 2014 and 2013, respectively.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments resulting from such translations are included in shareholders’ equity. Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other (income) expense in our consolidated statements of income.

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

Recent Accounting Pronouncements

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In July 2015, the FASB issued amendments to the Inventory topic of the Accounting Standards Codification to require inventory to be measured at the lower of cost and net realizable value. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory, there are no other substantive changes to the guidance on measurement of inventory. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance retrospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

The FASB's new leases standard Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new standard will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning December 15, 2018, with early adoption permitted. See Note 5 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing standard will have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Credit Facility. On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20.0 million unsecured revolving credit facility, and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25.0 million (the “Credit Facility”). On December 30, 2014 the Credit Facility was further renewed, which extended the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30.0 million to give the Company greater flexibility to finance current capital expenditure projects. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly.

At December 31, 2015 and 2014, the Company had no outstanding borrowings under the Credit Facility. As of February 29, 2016, the Company had borrowed $10 million under the credit facility.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.93% at December 31, 2015). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2015.

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2015, 2014 and 2013 were 0, 600,000 and 600,000, respectively. Equity incentive awards were previously granted under the Company’s 2005 Equity Incentive Plan; however this plan expired on April 27, 2015.

A summary of the activity of stock options for the years ended December 31, 2015, 2014 and 2013, is presented below (shares in thousands):

	2015		2014		2013
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	72	$5.49	104	$5.60	206	$5.83
Granted	—	—	—	—	—	—
Exercised	(34)	5.49	(32)	5.86	(102)	6.07
Forfeited and cancelled	—	—	—	—	—	—
Outstanding at End of Period	38	$5.49	72	$5.49	104	$5.60
Options exercisable at year end	38	$5.49	72	$5.49	104	$5.60

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2015 is presented below (in thousands):

Exercise Price	Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable	Aggregate Intrinsic Value

$5.49	38	$5.49	2.85	38	$5.49	$619

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,533, $1,230 and $1,126 in 2015, 2014 and 2013, respectively.

At December 31, 2015 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2016	$504
2017	329
2018	169
2019	85
2020	84
Thereafter	382
$1,553

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $38,334 and $31,458 at December 31, 2015 and 2014, respectively. No repurchases of products were required during 2015 or 2014.

The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $22,700, including machinery and equipment, buildings and improvements and land. Approximately $9,011 of these costs were incurred as of December 31, 2015 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $15,000 through the end of 2016. Approximately $100 of these costs were incurred as of December 31, 2015.

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

The provision for income taxes on income consisted of the following in 2015, 2014 and 2013:

	2015	2014	2013
Current:
Federal	$5,778	$5,953	$3,960
State	913	707	415
Foreign	1,623	1,853	1,025
	8,314	8,513	5,400
Deferred:
Federal	548	283	(238)
State	47	32	(28)
Foreign	(22)	(168)	41
	573	147	(225)
	$8,887	$8,660	$5,175

The principal differences between the federal statutory tax rate and the income tax expense in 2015, 2014 and 2013:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.0%	3.7%	3.7%
Excess of (decreases in) foreign tax over US tax on foreign income	(1.1)%	0.1%	0.3%
Domestic Tax Credits	(1.2)%	(1.4)%	(1.5)%
Other	0.0%	(0.5)%	(0.2)%
Effective tax rate	35.7%	36.9%	37.3%

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$78	$94
Accruals and reserves	3,468	3,767
Other	179	222
Total deferred tax assets	3,725	4,083
Deferred tax liabilities:
Property, plant, and equipment	2,499	2,184
Total deferred tax liabilities	2,499	2,184
Net deferred tax asset	$1,226	$1,899

As of December 31, 2015, the Company has no federal or state net operating loss carryforwards.

At December 31, 2015 and 2014, the Company had no unrecognized tax positions. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of income.

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

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2015, 2014 and 2013 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

8.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2015, 2014 and 2013, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $619, $522, and $472 in 2015, 2014 and 2013, respectively.

9.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers):

	2015		2014		2013
	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets
North America	$467,161	$48,589	$399,434	$41,176	$335,969	$39,832

Foreign	73,805	2,505	93,342	2,493	68,201	2,645

	$540,966	$51,094	$492,776	$43,669	$404,170	$42,477

10.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2015, 2014 or 2013.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In November 2012, the Company adopted a formal foreign currency exchange policy. Under this policy, for those foreign currency exchange contracts that qualify for hedge accounting treatment, changes in the fair value of such instruments are included in accumulated other comprehensive income (loss). The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. For those foreign currency exchange contracts that do not qualify for hedge accounting treatment, changes in the fair value of such instruments are recognized each period in other income (expense) in our consolidated statements of income. In December 2012, the Company entered into foreign exchange currency contracts with notional values of $10,637 at December 31, 2013 and $12,950 at December 31, 2012 maturing from September 2013 to October 2014 that were considered cash flow hedges. Changes in fair value of such cash flow hedges were recorded in accumulated other comprehensive income (loss) to the extent that the hedges are considered effective. At December 31, 2015 and 2014, the net fair values of foreign currency exchange contracts were $0.

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	Net Sales	Operating Income	Net Income Attributable to Miller Industries, Inc.	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2015
First Quarter	$126,788	$4,512	$3,064	$0.27	$0.27	$0.16
Second Quarter	151,537	9,894	5,866	0.52	0.52	0.16
Third Quarter	126,205	5,271	3,168	0.28	0.28	0.16
Fourth Quarter	136,436	6,445	3,878	0.34	0.34	0.16
Total	$540,966	$26,122	$15,976	$1.41	$1.41	$0.64

2014
First Quarter	$104,168	$3,772	$2,366	$0.21	$0.20	$0.15
Second Quarter	122,432	5,547	3,387	0.30	0.30	0.15
Third Quarter	118,398	5,736	3,494	0.31	0.31	0.15
Fourth Quarter	147,778	9,434	5,657	0.50	0.50	0.15
Total	$492,776	$24,489	$14,904	$1.32	$1.31	$0.60

13.	SUBSEQUENT EVENTS

On March 7, 2016, the Company's board of directors declared a quarterly cash dividend of $0.17 per share. The dividend is payable March 28, 2016 to shareholders of record as of March 21, 2016.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2013
Deduction from asset accounts:
Allowance for doubtful accounts	$1,614	211	(111)	$1,714

Year ended December 31, 2014
Deduction from asset accounts:
Allowance for doubtful accounts	$1,714	243	(107)	$1,850

Year ended December 31, 2015
Deduction from asset accounts:
Allowance for doubtful accounts	$1,850	282	(268)	$1,864

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 9th day of March, 2016.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Co-Chief Executive Officer
Jeffrey I. Badgley

/s/ William G. Miller, II	President, Co-Chief Executive Officer and Director
William G. Miller, II

/s/ J. Vincent Mish	Executive Vice President, Treasurer and Chief Financial
J. Vincent Mish	Officer (Principal Financial and Accounting Officer)

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

S-1

EXHIBIT INDEX

Exhibit Number	Description

21*	Subsidiaries of the Registrant

23.1*	Consent of Elliott Davis Decosimo, LLC

24*	Power of Attorney (see signature page)

31.1*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.