Form 10-Q
period 2016-03-31
MILLER INDUSTRIES INC /TN/
filed 2016-05-04
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐               No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2016 was 11,345,560.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2015, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$33,346	$38,449
Accounts receivable, net of allowance for doubtful accounts of $1,906 and $1,864 at March 31, 2016 and December 31, 2015, respectively	128,317	109,170
Inventories	71,421	66,232
Prepaid expenses	3,385	1,689
Current deferred income taxes	3,754	3,725
Total current assets	240,223	219,265
PROPERTY, PLANT, AND EQUIPMENT, net	44,115	39,475
GOODWILL	11,619	11,619
OTHER ASSETS	505	496
	$296,462	$270,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,203	$73,405
Accrued liabilities	20,312	21,089
Total current liabilities	108,515	94,494
LONG TERM OBLIGATIONS	10,000	—
DEFERRED INCOME TAX LIABILITIES	2,499	2,499
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,345,560 and 11,341,150, outstanding at March 31, 2016 and December 31, 2015, respectively	113	113
Additional paid-in capital	150,401	150,305
Retained earnings	29,976	28,545
Accumulated other comprehensive income (loss)	(5,042)	(5,101)
Total Shareholders’ equity	175,448	173,862
	$296,462	$270,855

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2016	2015

NET SALES	$148,815	$126,788
COSTS OF OPERATIONS	135,845	114,836
GROSS PROFIT	12,970	11,952

OPERATING EXPENSES:
Selling, general and administrative expenses	8,010	7,440
Interest expense, net	198	163
Other (income) expense, net	(341)	56
Total operating expenses	7,867	7,659

INCOME BEFORE INCOME TAXES	5,103	4,293
INCOME TAX PROVISION	1,743	1,229
NET INCOME	$3,360	$3,064

BASIC INCOME PER COMMON SHARE	$0.30	$0.27
DILUTED INCOME PER COMMON SHARE	$0.30	$0.27

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,345	11,315
Diluted	11,373	11,367

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2016	2015
net income	$3,360	$3,064

Other comprehensive income (loss):
Foreign currency translation adjustment	59	(2,068)
Total other comprehensive income (loss)	59	(2,068)

Comprehensive income	$3,419	$996

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2016	2015
OPERATING ACTIVITIES:
Net income	$3,360	$3,064
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,103	1,032
Provision for doubtful accounts	43	52
Excess tax benefit from stock-based compensation	—	(101)
Issuance of non-employee director shares	96	96
Deferred income tax provision	(23)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(19,735)	(272)
Inventories	(5,362)	(6,071)
Prepaid expenses	(1,712)	(2,629)
Other assets	(10)	(306)
Accounts payable	14,400	9,878
Accrued liabilities	149	(1,667)
Net cash flows from (used in) operating activities	(7,691)	3,057
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,749)	(1,416)
Payments received on notes receivable	—	1
Net cash flows from (used in) investing activities	(5,749)	(1,415)
FINANCING ACTIVITIES:
Net borrowings under credit facility	10,000	—
Payments of cash dividends	(1,929)	(1,809)
Proceeds from stock option exercises	—	85
Excess tax benefit from stock-based compensation	—	101
Net cash flows from (used in) financing activities	8,071	(1,623)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	266	(1,311)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(5,103)	(1,292)
CASH AND TEMPORARY INVESTMENTS, beginning of period	38,449	39,597
CASH AND TEMPORARY INVESTMENTS, end of period	$33,346	$38,305
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$336	$328
Cash payments for income taxes, net of refunds	$1,817	$1,649

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting. Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity. The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 28,000 and 52,000 potential dilutive common shares for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Chassis	$7,720	$8,048
Raw materials	30,413	28,328
Work in process	12,457	10,850
Finished goods	20,831	19,006
	$71,421	$66,232

4.	LONG-LIVED ASSETS

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

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25,000. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000 to give the Company greater flexibility to finance current capital expenditure projects. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

At March 31, 2016 and December 31, 2015, the Company had $10,000 and $0 outstanding borrowings under the credit facility, respectively.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.93% at March 31, 2016). At the borrowing level under the credit facility at March 31, 2016, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2016.

Other Long-Term Obligations

At March 31, 2016, the Company had approximately $1,416 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended March 31, 2016. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the three months ended March 31, 2016 and 2015, no options were exercised in 2016 and 15,500 shares of common stock at a weighted-average exercise price of $5.49 were exercised in 2015, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $39,281 at March 31, 2016, and $38,334 at December 31, 2015. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at March 31, 2016.

At March 31, 2016, the Company had commitments of approximately $13,549 for construction and acquisition of property, plant and equipment. The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $23,712, including machinery and equipment, buildings and improvements and land. Approximately $11,972 of these costs were incurred as of March 31, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $15,233 through the end of 2016. Approximately $1,270 of these costs were incurred as of March 31, 2016.

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

At March 31, 2016 and December 31, 2015, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2012 through 2014 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2012.

10.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2016, 2015, 2014 and 2013 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Total for 2016			$0.17	$1,929

On May 2, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend is payable June 20, 2016 to shareholders of record as of June 13, 2016.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended March 31
	2016	2015
Net Sales:
North America	$133,620	$108,450
Foreign	15,195	18,338
	$148,815	$126,788

	March 31, 2016	December 31, 2015
Long Lived Assets:
North America	$53,166	$48,589
Foreign	2,568	2,505
	$55,734	$51,094

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2016 and 2015.

13.	OTHER (INCOME) EXPENSE

Other (income) expense for the three months ended March 31, 2016 consisted of a foreign currency transaction gain of $341. For the three months ended March 31, 2015, other (income) expense consisted of a foreign currency transaction loss of $56.

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

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. At March 31, 2016 and December 31, 2015, the Company had no outstanding foreign currency exchange contracts.

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

Our industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

•	wavering levels of consumer confidence;

•	volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;

•	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and

•	the overall effects of the global economic downturn.

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

At March 31, 2016 and December 31, 2015, the Company had $10,000 and $0 outstanding borrowings under the credit facility, respectively.

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

Results of Operations–Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 increased 17.4% to $148,815 from $126,788 for the comparable period in 2015. The increase in revenue was primarily attributable to increased demand levels in our domestic markets and corresponding increases in production levels based on recovering economic conditions and improving consumer sentiment.

Costs of operations for the three months ended March 31, 2016 increased 18.3% to $135,845 from $114,836 for the comparable period in 2015, which was attributable to the increased demand levels and increased production. Overall, costs of operations increased slightly as a percentage of sales from 90.6% to 91.3%.

Selling, general, and administrative expenses for the three months ended March 31, 2016 increased to $8,010 from $7,440 for the three months ended March 31, 2015. As a percentage of sales, selling, general, and administrative expenses decreased to 5.4% for the three months ended March 31, 2016 from 5.9% for the three months ended March 31, 2015 due to the fixed nature of certain of these expenses. Additionally, decreases in selling, general and administrative expenses as a percentage of sales resulted from lower sales-related expenses due to product mix during the quarter, as well as our continued focus on cost control.

Total interest expense increased to $198 from $163 for the three months ended March 31, 2016 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases and borrowings under the credit facility.

Other (income) expense relates to foreign currency transaction gains and losses. For the three months ended March 31, 2016, other (income) expense was a net gain of $341, compared to a net loss of $56 for the three months ended March 31, 2015.

The provision for income taxes for the three months ended March 31, 2016 and 2015 reflects a combined effective U.S. federal, state and foreign tax rate of 34.2% and 28.6%, respectively. The lower effective tax rate in the three month period ended March 31, 2015 resulted primarily from the lower corporate tax rates on the earnings of the European subsidiaries.

Liquidity and Capital Resources

Cash used by operating activities was $7,693 for the three months ended March 31, 2016, compared to cash provided by operating activities of $3,057 for the comparable period in 2015. The cash provided by operating activities for the 2016 period was primarily attributable to consolidated net income. Cash used by operating activities reflects increases in accounts receivable due to increases in net sales as well as increases in inventory offset by increases in other components of working capital, including accounts payable. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $5,749 for the three months ended March 31, 2016 compared to $1,415 for the comparable period in 2015. The cash used in investing activities for the 2016 period was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash provided by financing activities was $8,071 for the three months ended March 31, 2016, compared to cash used in financing activities of $1,623 for the comparable period in 2015. The cash provided by financing activities for the 2016 period resulted from borrowings on the credit facility of $10,000 offset by the cash used to pay dividends for the 2016 period of $1,929.

As of March 31, 2016, we had cash and cash equivalents of $33,346, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness, if any, under our credit facility. At March 31, 2016, the Company had commitments of approximately $13,549 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at March 31, 2016, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2016 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2016 and December 31, 2015, $21,180 and $18,145, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $23,712, including machinery and equipment, buildings and improvements and land. Approximately $11,972 of these costs were incurred as of March 31, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $15,233 through the end of 2016. Approximately $1,270 of these costs were incurred as of March 31, 2016.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25,000. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000 to give the Company greater flexibility to finance current capital expenditure projects. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee shall be paid quarterly.

At March 31, 2016 and December 31, 2015, the Company had $10,000 and $0 outstanding borrowings under the credit facility, respectively.

Other Long-Term Obligations

At March 31, 2016, we had approximately $1,416 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.93% at March 31, 2016). At the borrowing level under the credit facility at March 31, 2016, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2016.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2016, we recognized a $59 increase in our foreign currency translation adjustment account compared with December 31, 2015 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $2,068 decrease for the prior year period. For the three months ended March 31, 2016 and 2015, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a gain of $341 and a loss of $56, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

± Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: May 4, 2016