Form 10-Q
period 2016-06-30
MILLER INDUSTRIES INC /TN/
filed 2016-08-03
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 29, 2016 was 11,345,560.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; risks relating to our international operations; foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2015, which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$29,552	$38,449
Accounts receivable, net of allowance for doubtful accounts of $1,987 and $1,864 at June 30, 2016 and December 31, 2015, respectively	138,383	109,170
Inventories	69,277	66,232
Prepaid expenses	3,791	1,689
Current deferred income taxes	3,693	3,725
Total current assets	244,696	219,265
PROPERTY, PLANT, AND EQUIPMENT, net	50,497	39,475
GOODWILL	11,619	11,619
OTHER ASSETS	534	496
	$307,346	$270,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,265	$73,405
Accrued liabilities	24,646	21,089
Total current liabilities	103,911	94,494
LONG TERM OBLIGATIONS	20,000	—
DEFERRED INCOME TAX LIABILITIES	2,499	2,499
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,345,560 and 11,341,150, outstanding at June 30, 2016 and December 31, 2015, respectively	113	113
Additional paid-in capital	150,401	150,305
Retained earnings	34,634	28,545
Accumulated other comprehensive income (loss)	(4,212)	(5,101)
Total Shareholders’ equity	180,936	173,862
	$307,346	$270,855

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

NET SALES	$156,113	$151,537	$304,928	$278,325
COSTS OF OPERATIONS	137,076	133,996	272,921	248,832
GROSS PROFIT	19,037	17,541	32,007	29,493

OPERATING EXPENSES:
Selling, general and administrative expenses	8,318	7,648	16,328	15,088
Interest expense, net	259	245	457	408
Other (income) expense, net	128	265	(213)	321
Total operating expenses	8,705	8,158	16,572	15,817

INCOME BEFORE INCOME TAXES	10,332	9,383	15,435	13,676
INCOME TAX PROVISION	3,745	3,517	5,488	4,746
NET INCOME	$6,587	$5,866	$9,947	$8,930

BASIC INCOME PER COMMON SHARE	$0.58	$0.52	$0.88	$0.79
DILUTED INCOME PER COMMON SHARE	$0.58	$0.52	$0.88	$0.79

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.16	$0.34	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,346	11,331	11,346	11,323
Diluted	11,374	11,366	11,373	11,367

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
NET INCOME	$6,587	$5,866	$9,947	$8,930

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	829	(661)	888	(2,729)
Total other comprehensive income (loss)	829	(661)	888	(2,729)

COMPREHENSIVE INCOME	$7,416	$5,205	$10,835	$6,201

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2016	2015
OPERATING ACTIVITIES:
Net income	$9,947	$8,930
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,198	2,031
Provision for doubtful accounts	86	101
Excess tax benefit from stock-based compensation	—	(101)
Issuance of non-employee director shares	96	96
Deferred income tax provision	42	(18)
Gain/Loss on Disposal of Equipment	3	—
Changes in operating assets and liabilities:
Accounts receivable	(28,757)	(15,901)
Inventories	(2,796)	(2,067)
Prepaid expenses	(2,097)	(1,628)
Other assets	(38)	(299)
Accounts payable	5,864	11,939
Accrued liabilities	3,552	1,348
Net cash flows from (used in) operating activities	(11,900)	4,431
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,200)	(3,072)
Proceeds from sale of plant, property & equipment	5	—
Net (payments on) proceeds from notes receivable	(650)	1
Net cash flows from (used in) investing activities	(13,845)	(3,071)
FINANCING ACTIVITIES:
Net borrowings under credit facility	20,000	—
Payments of cash dividends	(3,858)	(3,624)
Proceeds from stock option exercises	—	181
Excess tax benefit from stock-based compensation	—	101
Net cash flows from (used in) financing activities	16,142	(3,342)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	706	(1,644)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(8,897)	(3,626)
CASH AND TEMPORARY INVESTMENTS, beginning of period	38,449	39,597
CASH AND TEMPORARY INVESTMENTS, end of period	$29,552	$35,971
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$820	$661
Cash payments for income taxes, net of refunds	$3,443	$3,352

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 28,000 and 35,000 potential dilutive common shares for the three months ended June 30, 2016 and 2015, respectively, and 28,000 and 44,000 for the six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016 and 2015, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these factors could result in the need for adjustments. Inventories, net of reserves, at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Chassis	$7,490	$8,048
Raw materials	31,192	28,328
Work in process	12,851	10,850
Finished goods	17,744	19,006
	$69,277	$66,232

4.	LONG-LIVED ASSETS

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

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25,000. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

At June 30, 2016 and December 31, 2015, the Company had $20,000 and $0 outstanding borrowings under the credit facility, respectively.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.97% at June 30, 2016). At the borrowing level under the credit facility at June 30, 2016, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended June 30, 2016.

Other Long-Term Obligations

At June 30, 2016, the Company had approximately $2,198 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended June 30, 2016. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the three months ended June 30, 2016 and 2015, no options were exercised in 2016 and 17,500 shares of common stock at a weighted-average exercise price of $5.49 were exercised in 2015, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $42,682 at June 30, 2016, and $38,334 at December 31, 2015. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at June 30, 2016.

At June 30, 2016, the Company had commitments of approximately $15,718 for construction and acquisition of property, plant and equipment. The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $23,712, including machinery and equipment, buildings and improvements and land. Approximately $17,260 of these costs were incurred as of June 30, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during the second half of 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $15,233 through the end of 2016. Approximately $2,504 of these costs were incurred as of June 30, 2016.

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

At June 30, 2016 and December 31, 2015, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2014 and later tax years remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2012.

10.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2016, 2015, 2014 and 2013 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Total for 2016			$0.34	$3,858

On August 1, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend is payable September 19, 2016 to shareholders of record as of September 12, 2016.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015
Net Sales:
North America	$139,693	$130,555	$273,312	$239,005
Foreign	16,420	20,982	31,616	39,320
	$156,113	$151,537	$304,928	$278,325

	June 30, 2016	December 31, 2015
Long Lived Assets:
North America	$59,526	$48,589
Foreign	2,590	2,505
	$62,116	$51,094

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months and six months ended June 30, 2016 and 2015.

13.	OTHER (INCOME) EXPENSE

Other (income) expense, net for the six months ended June 30, 2016 consisted of a foreign currency transaction gain of $213. For the six months ended June 30, 2015, other (income) expense, net consisted of a foreign currency transaction loss of $321.

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

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. At June 30, 2016 and December 31, 2015, the Company had no outstanding foreign currency exchange contracts.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, as part of its project on financial instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning January 1, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact that this new standard will have on its financial statements.

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

At June 30, 2016 and December 31, 2015, the Company had $20,000 and $0 outstanding borrowings under the credit facility, respectively. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities, as described below.

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

Results of Operations–Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 increased 3.0% to $156,113 from $151,537 for the comparable period in 2015. The increase in revenue was primarily attributable to strong demand levels in our domestic markets based on recovering economic conditions and improving consumer sentiment accompanied by increases in production levels. Domestic net sales for the period increased from $130,555 to $139,693, offset by a decrease in foreign net sales for the period from $20,982 to $16,420.

Costs of operations for the three months ended June 30, 2016 increased 2.3% to $137,076 from $133,996 for the comparable period in 2015, which was attributable to increased production as a result of the strong demand levels. Overall, costs of operations decreased slightly as a percentage of sales from 88.4% to 87.8%.

Selling, general, and administrative expenses for the three months ended June 30, 2016 increased to $8,318 from $7,648 for the three months ended June 30, 2015. The increase in expenses was primarily attributable to higher sales and production levels. As a percentage of sales, selling, general, and administrative expenses increased slightly to 5.3% for the three months ended June 30, 2016 from 5.0% for the three months ended June 30, 2015 due to increased personnel costs primarily related to an increase in staffing levels.

Total interest expense increased to $259 for the three months ended June 30, 2016 as compared to $245 in the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases and borrowings under the credit facility.

Other (income) expense, net relates to foreign currency translation gains and losses. For the three months ended June 30, 2016 the net loss was $128 compared to a net loss of $265 for the three months ended June 30, 2015.

The provision for income taxes for the three months ended June 30, 2016 and 2015 reflects a combined effective U.S. federal, state and foreign tax rate of 36.3% and 37.5%, respectively.

Results of Operations–Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 increased 9.6% to $304,928 from $278,325 for the comparable period in 2015. The increase in revenue was primarily attributable to strong demand levels in our domestic markets based on recovering economic conditions and improving consumer sentiment accompanied by increases in production levels. Domestic net sales for the period increased from $239,005 to $273,312, offset by a decrease in foreign net sales for the period from $39,320 to $31,616.

Costs of operations for the six months ended June 30, 2016 increased 9.7% to $272,921 from $248,832 for the comparable period in 2015, which was attributable to increased production as a result of the strong demand levels. Overall, costs of operations increased slightly as a percentage of sales from 89.4% to 89.5%.

Selling, general, and administrative expenses for the six months ended June 30, 2016 increased to $16,328 from $15,088 for the six months ended June 30, 2015 due to increased personnel costs primarily related to an increase in staffing levels. The increase is primarily attributable to higher sales and production levels. As a percentage of sales, selling, general, and administrative expenses remained the same at 5.4% for the six months ended June 30, 2016 and 2015.

Total interest expense increased to $457 for the six months ended June 30, 2016 as compared to $408 in the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases and borrowings under the credit facility.

Other (income) expense, net for the six months ended June 30, 2016 was a net gain of $213 relating to foreign currency transaction gains and losses. Other (income) expense, net for the six months ended June 30, 2015 was a net loss of $321 relating to foreign currency transaction gains and losses.

The provision for income taxes for the six months ended June 30, 2016 and 2015 reflects a combined effective U.S. federal, state and foreign tax rate of 35.6% and 34.7%, respectively.

Liquidity and Capital Resources

Cash used by operating activities was $11,900 for the six months ended June 30, 2016, compared to cash provided by operating activities of $4,431 for the comparable period in 2015. Cash used by operating activities for the 2016 period reflects increases in accounts receivable as well as increases in inventory offset by increases in other components of working capital, including accounts payable. The increases in accounts receivable were primarily attributable to the increase in net sales. Certain components of accounts receivable and accounts payable have extended collection and payment terms. Cash used by operating activities for the 2016 period was offset by cash provided by operating activities for the 2016 period, which was primarily attributable to consolidated net income.

Cash used in investing activities was $13,845 for the six months ended June 30, 2016 compared to $3,071 for the comparable period in 2015. The cash used in investing activities for the 2016 period was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash provided by financing activities was $16,142 for the six months ended June 30, 2016, compared to cash used in financing activities of $3,342 for the comparable period in 2015. The cash provided by financing activities for the 2016 period resulted from borrowings on the credit facility of $20,000 offset by the cash used to pay dividends for the 2016 period of $3,858.

As of June 30, 2016, we had cash and cash equivalents of $29,552, exclusive of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness, if any, under our credit facility. At June 30, 2016, the Company had commitments of approximately $15,718 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at June 30, 2016, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2016 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2016 and December 31, 2015, $20,260 and $18,145, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $23,712, including machinery and equipment, buildings and improvements and land. Approximately $17,260 of these costs were incurred as of June 30, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during the second half of 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $15,233 through the end of 2016. Approximately $2,504 of these costs were incurred as of June 30, 2016.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25,000. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividends, among various other restrictions.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee shall be paid quarterly.

At June 30, 2016 and December 31, 2015, the Company had $20,000 and $0 outstanding borrowings under the credit facility, respectively.

Other Long-Term Obligations

At June 30, 2016, we had approximately $2,198 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 1.97% at June 30, 2016). At the borrowing level under the credit facility at June 30, 2016, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended June 30, 2016.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts. Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At June 30, 2016, we recognized a $888 increase in our foreign currency translation adjustment account compared with December 31, 2015 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $2,729 decrease for the prior year period. For the three months ended June 30, 2016 and 2015, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net loss of $128 and a net loss of $265, respectively. For the six months ended June 30, 2016 and 2015, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $213 and a net loss of $321, respectively.

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

The Company is supplementing the risk factors previously disclosed under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 by updating the risk factor set forth below.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

Historically, a significant portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. Also, a substantial portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar. The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.1	Amended and Restated Loan Agreement, dated as of June 22, 2016, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association		Form 8-K	June 24, 2016	10.1

10.2	Amended and Restated Master Revolving Credit Note dated as of June 22, 2016 from the Registrant payable to First Tennessee Bank National Association		Form 8-K	June 24, 2016	10.2

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: August 3, 2016

