Form 10-Q
period 2016-09-30
MILLER INDUSTRIES INC /TN/
filed 2016-11-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2016 was 11,345,560.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases, including the ability of our customers to secure floor plan financing; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems; the effects of new regulation relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2015 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$32,840	$38,449
Accounts receivable, net of allowance for doubtful accounts of $2,011 and $1,864 at September 30, 2016 and December 31, 2015, respectively	125,908	109,170
Inventories	64,838	66,232
Prepaid expenses	2,679	1,689
Current deferred income taxes	3,730	3,725
Total current assets	229,995	219,265
PROPERTY, PLANT, AND EQUIPMENT, net	55,246	39,475
GOODWILL	11,619	11,619
OTHER ASSETS	544	496
	$297,404	$270,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,186	$73,405
Accrued liabilities	21,957	21,089
Total current liabilities	91,143	94,494
LONG TERM OBLIGATIONS	20,000	—
DEFERRED INCOME TAX LIABILITIES	2,499	2,499
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,345,560 and 11,341,150, outstanding at September 30, 2016 and December 31, 2015, respectively	113	113
Additional paid-in capital	150,401	150,305
Retained earnings	38,228	28,545
Accumulated other comprehensive income (loss)	(4,980)	(5,101)
Total shareholders’ equity	183,762	173,862
	$297,404	$270,855

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

NET SALES	$147,597	$126,205	$452,525	$404,530
COSTS OF OPERATIONS	130,481	113,409	403,402	362,241
GROSS PROFIT	17,116	12,796	49,123	42,289

OPERATING EXPENSES:
Selling, general and administrative expenses	8,495	7,524	24,823	22,612
Interest expense, net	359	291	816	699
Other (income) expense, net	(238)	(94)	(451)	227
Total operating expenses	8,616	7,721	25,188	23,538

INCOME BEFORE INCOME TAXES	8,500	5,075	23,935	18,751
INCOME TAX PROVISION	2,978	1,907	8,466	6,653
NET INCOME	$5,522	$3,168	$15,469	$12,098

BASIC INCOME PER COMMON SHARE	$0.49	$0.28	$1.36	$1.07
DILUTED INCOME PER COMMON SHARE	$0.49	$0.28	$1.36	$1.07

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.16	$0.51	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,346	11,341	11,346	11,329
Diluted	11,374	11,368	11,374	11,367

The accompanying notes are an integral part of these financial statements.

3

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
NET INCOME	$5,522	$3,168	$15,469	$12,098

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(768)	441	121	(2,288)

COMPREHENSIVE INCOME	$4,754	$3,609	$15,590	$9,810

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2016	2015
OPERATING ACTIVITIES:
Net income	$15,469	$12,098
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,359	3,038
Provision for doubtful accounts	177	185
Excess tax benefit from stock-based compensation	—	(106)
Issuance of non-employee director shares	96	96
Deferred income tax provision	5	60
Gain/Loss on Disposal of Equipment	3	—
Changes in operating assets and liabilities:
Accounts receivable	(17,190)	(215)
Inventories	1,113	(8,599)
Prepaid expenses	(1,011)	(773)
Other assets	(48)	(244)
Accounts payable	(3,531)	6,691
Accrued liabilities	978	1,556
Net cash flows from (used in) operating activities	(580)	13,787
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,155)	(5,877)
Proceeds from sale of plant, property & equipment	5	—
Net (payments on) proceeds from notes receivable	(635)	1
Net cash flows from (used in) investing activities	(19,785)	(5,876)
FINANCING ACTIVITIES:
Net borrowings under credit facility	20,000	—
Payments of cash dividends	(5,786)	(5,438)
Proceeds from stock option exercises	—	186
Excess tax benefit from stock-based compensation	—	106
Net cash flows from (used in) financing activities	14,214	(5,146)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	542	(1,397)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(5,609)	1,368
CASH AND TEMPORARY INVESTMENTS, beginning of period	38,449	39,597
CASH AND TEMPORARY INVESTMENTS, end of period	$32,840	$40,965
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,314	$1,099
Cash payments for income taxes, net of refunds	$9,211	$6,908

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 28,000 and 27,000 potential dilutive common shares for the three months ended September 30, 2016 and 2015, respectively, and 28,000 and 38,000 for the nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016 and 2015, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these factors could result in the need for adjustments. Inventories, net of reserves, at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Chassis	$7,414	$8,048
Raw materials	28,868	28,328
Work in process	12,693	10,850
Finished goods	15,863	19,006
	$64,838	$66,232

4.	LONG-LIVED ASSETS

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

At September 30, 2016 and December 31, 2015, the Company had $20,000 and $0 outstanding borrowings under the credit facility, respectively.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.03% at September 30, 2016). At the borrowing level under the credit facility at September 30, 2016, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2016.

Other Long-Term Obligations

At September 30, 2016, the Company had approximately $1,959 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

The Company did not issue any stock options during the three months ended September 30, 2016. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the three months ended September 30, 2016 and 2015, no options were exercised in 2016 and 1,000 shares of common stock at a weighted-average exercise price of $5.49 were exercised in 2015. During the nine months ended September 30, 2016 and 2015, no options were exercised in 2016 and 34,000 shares of common stock at a weighted-average exercise price of $5.49 were exercised in 2015.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $46,995 at September 30, 2016, and $38,334 at December 31, 2015. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at September 30, 2016.

At September 30, 2016, the Company had commitments of approximately $14,571 for construction and acquisition of property, plant and equipment. The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $24,712, including machinery and equipment, buildings and improvements and land. Approximately $20,561 of these costs were incurred as of September 30, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during the fourth quarter of 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $20,733. Approximately $4,623 of these costs were incurred as of September 30, 2016, and the remainder of these costs are expected to be incurred in the last quarter of 2016 and during 2017. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. The current estimated costs of such project are approximately $4,000, which are expected to be incurred during 2017. The timing and cost of the project are subject to change.

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

At September 30, 2016 and December 31, 2015, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the condensed consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2015 and later tax years remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2013.

10.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2016, 2015, 2014 and 2013 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2013	March 18, 2013	March 25, 2013	$0.14	$1,569
Q2 2013	June 17, 2013	June 24, 2013	0.14	1,573
Q3 2013	September 16, 2013	September 23, 2013	0.14	1,575
Q4 2013	December 9, 2013	December 16, 2013	0.14	1,577
Total for 2013			$0.56	$6,294

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Total for 2016			$0.51	$5,786

On November 7, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend is payable December 12, 2016 to shareholders of record as of December 5, 2016.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015
Net Sales:
North America	$132,600	$109,451	$405,913	$348,456
Foreign	14,997	16,754	46,612	56,074
	$147,597	$126,205	$452,525	$404,530

	September 30, 2016	December 31, 2015
Long Lived Assets:
North America	$64,365	$48,589
Foreign	2,500	2,505
	$66,865	$51,094

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months and nine months ended September 30, 2016 and 2015.

13.	OTHER (INCOME) EXPENSE

Other (income) expense, net for the three months ended September 30, 2016 consisted of a foreign currency transaction gain of $238. For the three months ended September 30, 2015, other (income) expense, net consisted of a foreign currency transaction gain of $94.

Other (income) expense, net for the nine months ended September 30, 2016 consisted of a foreign currency transaction gain of $451. For the nine months ended September 30, 2015, other (income) expense, net consisted of a foreign currency transaction loss of $227.

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

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. At September 30, 2016 and December 31, 2015, the Company had no outstanding foreign currency exchange contracts.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that this new revenue standard will have on its financial statements.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance retrospectively. The Company is in the process of evaluating the impact that these new amendments will have on its financial statements.

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

Our industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by favorable economic conditions, such as lower fuel prices and positive consumer sentiment in our industry. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

•	wavering levels of consumer confidence;

•	volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;

•	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and

•	the overall effects of global economic conditions.

We remain concerned about the effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions.

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

At September 30, 2016 and December 31, 2015, the Company had $20,000 and $0 outstanding borrowings under the credit facility, respectively. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

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

Results of Operations–Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 increased 17.0% to $147,597 from $126,205 for the comparable period in 2015. The increase in revenue was primarily attributable to strong demand levels in our domestic markets based on positive consumer sentiment accompanied by increases in production levels. Domestic net sales for the period increased from $109,451 to $132,600 offset by a decrease in foreign net sales for the period from $16,754 to $14,997.

Costs of operations for the three months ended September 30, 2016 increased 15.1% to $130,481 from $113,409 for the comparable period in 2015, which was attributable to increased production as a result of the strong demand levels. Overall, costs of operations decreased as a percentage of sales from 89.9% to 88.4% primarily due to product mix.

Selling, general, and administrative expenses for the three months ended September 30, 2016 increased to $8,495 from $7,524 for the three months ended September 30, 2015. The increase in expenses was primarily attributable to increased personnel costs related to an increase in staffing levels. As a percentage of sales, selling, general, and administrative expenses decreased to 5.8% for the three months ended September 30, 2016 from 6.0% for the three months ended September 30, 2015 due to higher sales volume and production levels.

Total interest expense increased to $359 for the three months ended September 30, 2016 as compared to $291 in the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases and borrowings under the credit facility.

Other (income) expense, net relates to foreign currency translation gains and losses. For the three months ended September 30, 2016 the net gain was $238 compared to a net gain of $94 for the three months ended September 30, 2015.

The provision for income taxes for the three months ended September 30, 2016 and 2015 reflects a combined effective U.S. federal, state and foreign tax rate of 35.0% and 37.6%, respectively.

Results of Operations–Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016 increased 11.9% to $452,525 from $404,530 for the comparable period in 2015. The increase in revenue was primarily attributable to strong demand levels in our domestic markets based on positive consumer sentiment accompanied by increases in production levels. Domestic net sales for the period increased from $348,456 to $405,913, offset by a decrease in foreign net sales for the period from $56,074 to $46,612.

Costs of operations for the nine months ended September 30, 2016 increased 11.4% to $403,402 from $362,241 for the comparable period in 2015, which was attributable to increased production as a result of the strong demand levels. Overall, costs of operations decreased as a percentage of sales from 89.6% to 89.1% primarily due to product mix.

Selling, general, and administrative expenses for the nine months ended September 30, 2016 increased to $24,823 from $22,612 for the nine months ended September 30, 2015. The increase in expenses was primarily attributable to increased personnel costs related to an increase in staffing levels. As a percentage of sales, selling, general, and administrative expenses decreased from 5.6% to 5.5% for the nine months ended September 30, 2016 and 2015 due to higher sales volume and production levels.

Total interest expense increased to $816 for the nine months ended September 30, 2016 as compared to $699 in the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases and borrowings under the credit facility.

Other (income) expense, net for the nine months ended September 30, 2016 was a net gain of $451 relating to foreign currency transaction gains and losses. Other (income) expense, net for the nine months ended September 30, 2015 was a net loss of $227 relating to foreign currency transaction gains and losses.

The provision for income taxes for the nine months ended September 30, 2016 and 2015 reflects a combined effective U.S. federal, state and foreign tax rate of 35.4% and 35.5%, respectively.

Liquidity and Capital Resources

Cash used by operating activities was $580 for the nine months ended September 30, 2016, compared to cash provided by operating activities of $13,787 for the comparable period in 2015. Cash used by operating activities for the 2016 period reflects increases in accounts receivable primarily attributable to the increase in net sales. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $19,785 for the nine months ended September 30, 2016 compared to $5,876 for the comparable period in 2015. The cash used in investing activities for the 2016 period was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash provided by financing activities was $14,214 for the nine months ended September 30, 2016, compared to cash used in financing activities of $5,146 for the comparable period in 2015. The cash provided by financing activities for the 2016 period resulted from borrowings on the credit facility of $20,000 offset by the cash used to pay dividends for the 2016 period of $5,786.

As of September 30, 2016, we had cash and cash equivalents of $32,840, not including $30,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness, if any, under our credit facility. At September 30, 2016, the Company had commitments of approximately $14,571 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at September 30, 2016, with borrowings under our credit facility being available if needed. We expect these sources to be sufficient to satisfy our cash needs during 2016 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2016 and December 31, 2015, $21,624 and $18,145, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is in the process of consolidating and expanding its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location while plans for the remaining plant location continue to be evaluated. The current estimated costs of this project are approximately $24,712, including machinery and equipment, buildings and improvements and land. Approximately $20,561 of these costs were incurred as of September 30, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during the fourth quarter of 2016. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other.

The Company also recently began several capital projects involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it estimates will cost in total approximately $20,733. Approximately $4,623 of these costs were incurred as of September 30, 2016, and the remainder of these costs are expected to be incurred in the last quarter of 2016 and during 2017. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. The current estimated costs of such project are approximately $4,000, which are expected to be incurred during 2017. The timing and cost of the project are subject to change.

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

At September 30, 2016 and December 31, 2015, the Company had $20,000 and $0 outstanding borrowings under the credit facility, respectively.

Other Long-Term Obligations

At September 30, 2016, we had approximately $1,959 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.03% at September 30, 2016). At the borrowing level under the credit facility at September 30, 2016, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2016.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

For the three months ended September 30, 2016 and 2015, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $238 and a net gain of $94, respectively. For the nine months ended September 30, 2016 and 2015, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $451 and a net loss of $227, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. For the three months ended September 30, 2016, we recognized a $768 decrease in our foreign currency translation adjustment account because of fluctuations of the U.S. dollar against certain foreign currencies, including the post-Brexit vote strengthening of the U.S. dollar against the British pound, compared to a $441 increase for the prior year period. For the nine months ended September 30, 2016, we recognized a $121 increase in our foreign currency translation adjustment account because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $2,288 decrease for the prior year period.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as updated in the Company’s quarterly report for the quarter ended June 30, 2016.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ J. Vincent Mish
J. Vincent Mish
Executive Vice President and Chief Financial Officer

Date: November 9, 2016

