Form 10-K
period 2016-12-31
MILLER INDUSTRIES INC /TN/
filed 2017-03-15
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $159,204,763 (based on 7,732,140 shares held by non-affiliates at $20.59 per share, the last sale price reported on the New York Stock Exchange on June 30, 2016).

At February 28, 2017 there were 11,349,960 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

i

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I

ITEM 1.	BUSINESS

General

Miller Industries is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

In 1990, we began developing or acquiring several of the most well-recognized brands in the towing and recovery equipment manufacturing industry. Our strategy has been to diversify our line of products and increase our presence in the industry by combining internal growth and development with acquisitions of complementary products.

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

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 75-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy duty wrecker models offer rotating booms, which allow heavy duty wreckers to recover vehicles from any angle, and remote control devices for recovery equipment. In addition, certain light duty wreckers are equipped with automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

Product Development and Manufacturing

Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products. Research and development costs amounted to approximately $1.8 million, $1.6 million and $1.9 million for 2016, 2015 and 2014, respectively.

We manufacture wreckers, car carriers and trailers at eight manufacturing facilities located in the United States, France and the United Kingdom. The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer. In addition, during the past several years, we have also begun to produce wrecker bodies using composites and other non-metallic materials. After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by us, or shipped by common carrier to a distributor where it is then installed, on a truck chassis. Generally, the wrecker or car carrier bodies are painted and towing operators can select customized colors to coordinate with chassis colors or customer fleet colors. To the extent final painting is required before delivery, we either complete such painting or contract with independent paint shops for such services.

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

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. In 2016, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

Employees

We employed approximately 1,103 people as of December 31, 2016. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

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

Executive Officers of the Registrant

Information relating to our current executive officers is set forth below. William G. Miller, II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller	70	Chairman of the Board

Jeffrey I. Badgley	64	Co-Chief Executive Officer

William G. Miller, II	38	President and Co-Chief Executive Officer

Frank Madonia	68	Executive Vice President, Secretary and General Counsel

Deborah Whitmire	51	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	60	Chief Information Officer

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

Deborah Whitmire has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 2017, after serving as our Vice President and Corporate Controller from January 2014 to December 2016 and Corporate Controller to Miller Industries Towing Equipment Inc. from March 2005 to January 2014. From April 2000 to March 2005, she also served as Director of Finance – Manufacturing to Miller Industries Towing Equipment Inc. In addition, she served as Controller to Miller Industries Towing Equipment Inc. from October 1997 to April 2000 and Accounting Manager to Miller Industries Towing Equipment Inc. from October 1996 to October 1997.

Josias W. Reyneke has served as our Chief Information Officer since January 2017, after serving as our Vice President of Operations to Miller Industries Towing Equipment Inc. from July 2011 to December 2016. From 2002 to 2011, Mr. Reyneke served as Director of Management Information Systems and Materials of Miller Industries Towing Equipment Inc. Mr. Reyneke joined Miller Industries Towing Equipment Inc. as a consultant in 1997 to assist with the implementation of an enterprise resource planning system and was subsequently offered the position of Director of Management Information Systems in 1998, a position he held until 2002. Prior to 1998, Mr. Reyneke also served in various management positions for SE Technologies, Wheels of Africa and Toyota South Africa.

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

The towing and recovery industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence; volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Our demand from our customers and towing operators is affected by the availability of capital and access to credit.

The ability of our customers and of towing operators to purchase our products is affected by the availability of capital and credit to them. Our independent distributor customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases. Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing upon acceptable terms. Volatility and disruption in the capital and credit markets, principally in the U.S. and Europe, in the past has decreased the availability of capital to, and credit capacity of, our customers and towing operators. In addition, in the past, certain providers of floor plan financing have exited the market, which made floor plan financing increasingly difficult for our independent distributor customers to secure at those times. This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and of towing operators to purchase towing and related equipment. This, in turn, has negatively impacted sales of our products. If customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts, leaves us subject to changes in price and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and although we believe that these suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Steel, aluminum, fuel and other commodity prices have historically experienced high volatility depending on market conditions and global demand. Shipment delays, unexpected price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. To partially offset price increases for raw materials and component parts, we have, from time to time, implemented general price increases and cost surcharges. While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so. Additionally, demand for our products could be negatively affected by the unavailability of truck chassis, which are manufactured by third parties and are frequently supplied by us, or are purchased separately by our distributors or by towing operators. Although we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance. While many of these costs have fluctuated and, in the case of fuel, decreased in the recent past, there can be no assurance that these costs will not continue to be volatile, or again increase, for our customers in the future. Additionally, our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials. Any of these factors could negatively affect the ability of our customers to purchase, and their capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. Also, a portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar. The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad in general.

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

The effects of regulations relating to conflict minerals may adversely affect our business.

In 2012, the SEC adopted rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries. These rules could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, as the number of suppliers who provide conflict-free minerals may be limited. In addition, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The Company's supply chain is complex. As a result, we have encountered and continue to expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges from customers, investors or others if we are unable to verify the origins for all “conflict minerals” used in our products. In such event, we may also face difficulties in satisfying customers who may require that all of the components of our products be certified as conflict mineral free.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, a catastrophic loss of the use of all or a portion of any one of our manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, civil unrest or otherwise, whether short or long-term, could materially harm our business, financial condition and results of operations. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations.

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

We are subject to various claims, including product warranty and product liability claims arising in the ordinary course of business, and may at times be a party to various legal proceedings incidental to our business. We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience. If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. A successful product warranty, product liability or other claim brought against us in excess of our insurance coverage, or the inability of us to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business, operating results and financial condition. In addition, we are subject to potential recalls of components or parts manufactured by suppliers which we purchase and incorporate into our towing and recovery equipment products, as well as potential recalls of our products from customers to cure manufacturing defects or in the event of a failure to comply with applicable regulatory standards or customers’ order specifications. Moreover, the adverse publicity that may result from a product liability claim, perceived or actual defect with our products or a product recall could have a material adverse effect on our ability to market our products successfully.

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

Our current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2016 and anticipate that we will continue to be in compliance during 2017. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility. During 2016, we borrowed a total of $20.0 million under our credit facility, of which we had repaid $15.0 million at December 31. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities. As of December 31, 2016 and March 14, 2017, we had $5.0 million and $15.0 million in outstanding borrowings under our credit facility, respectively.

We cannot assure you that we will declare dividends on our common stock.

On May 10, 2011, our board of directors approved a dividend policy to consider and pay quarterly dividends on our common stock subject to our ability to satisfy all applicable statutory requirements and our continued financial strength. While we currently intend to pay a quarterly dividend on shares of our common stock, to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, capital requirements, restrictions in financing agreements and such other factors as our board of directors may deem relevant from time to time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate five manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; Mercer, Pennsylvania; and two in Greeneville, Tennessee. The Ooltewah plant, containing approximately 279,000 square feet (plus approximately 53,000 square feet under construction), produces light and heavy duty wreckers; the Hermitage plant, containing approximately 275,380 square feet, produces car carriers; the Mercer plant, containing approximately 110,000 square feet, produces car carriers and light duty wreckers; and the Greeneville plants, containing approximately 135,000 square feet (plus 50,000 square feet of leased property), produces car carriers, heavy duty wreckers and trailers.

The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. At December 31, 2016, the Company continued to utilize the Mercer plant location for production of certain equipment and raw material inventory storage. In February 2017, the Company entered into a contingent agreement for the potential sale of the Mercer plant location. Also in process are several capital projects involving machinery and equipment and building construction/improvements at the Company’s Ooltewah, Tennessee and Greeneville, Tennessee facilities. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. For a discussion of these capital projects, see “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

We also have manufacturing operations at two facilities located in the Lorraine region of France, which have, in the aggregate, approximately 205,000 square feet, and manufacturing operations in Norfolk, England, with approximately 48,000 square feet.

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

	Price Range of Common Stock
Period	High	Low
Year Ending December 31, 2015
First Quarter	$24.98	$19.67
Second Quarter	25.28	19.41
Third Quarter	21.80	17.33
Fourth Quarter	23.60	19.60
Year Ending December 31, 2016
First Quarter	$21.77	$19.10
Second Quarter	22.71	19.84
Third Quarter	22.79	20.38
Fourth Quarter	27.70	21.55
Year Ending December 31, 2017
First Quarter (through February 28, 2017)	$27.80	$24.90

As of February 28, 2017, there were approximately 477 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2016, 2015 and 2014 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount (in thousands)

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2016.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2011 through December 31, 2016. The respective returns assume reinvestment of dividends paid.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Miller Industries, Inc.	100	107	131	146	153	168
NYSE Composite Index	100	112	131	136	127	148
S&P Construction Index	100	102	100	96	71	115

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$601,119	$540,966	$492,776	$404,170	$342,663
Costs of operations	536,840	483,353	439,791	361,734	302,606
Gross Profit	64,279	57,613	52,985	42,436	40,057
Operating Expenses:
Selling, general, and administrative expenses	32,318	31,491	28,496	28,323	27,507
Interest expense, net	1,161	919	554	369	712
Other expense (income)	(277)	340	437	(119)	(815)
Total operating expenses	33,202	32,750	29,487	28,573	27,404

Income before income taxes	31,077	24,863	23,498	13,863	12,653
Income tax provision	11,155	8,887	8,660	5,175	3,531
Net income	19,922	15,976	14,838	8,688	9,122
Net loss attributable to noncontrolling interests	–‒	–‒	66	542	–‒
Net income attributable to Miller Industries, Inc.	$19,922	$15,976	$14,904	$9,230	$9,122

Basic income per common share	$1.76	$1.41	$1.32	$0.82	$0.82
Diluted income per common share	$1.75	$1.41	$1.31	$0.82	$0.82
Weighted average shares outstanding:
Basic	11,346	11,324	11,297	11,233	11,068
Diluted	11,374	11,360	11,354	11,324	11,258

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Working capital (1)	$119,797	$121,046	$126,713	$120,821	$115,178
Total assets	297,438	268,356	262,355	226,669	202,351
Long term obligations	5,000	—	—	—	—
Common shareholders’ equity	184,602	173,862	168,454	161,713	157,490

	December 31,
	2016	2015	2014	2013	2012
Other Data:
Cash dividend per common share	$0.68	$0.64	$0.60	$0.56	$0.52

(1)	Working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

●	wavering levels of consumer confidence;

●	volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;

●	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and

●	the overall effects of global economic conditions.

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

As of December 31, 2016 and March 14, 2017, the Company owed $5,000 and $15,000 under the credit facility, respectively. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple foreign jurisdictions. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, on the basis of the technical merits.

We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Our foreign subsidiaries' have undistributed earnings of approximately $40,479 at December 31, 2016. Of this amount, $11,479 have been and continue to be considered to be indefinitely reinvested outside the United States. During 2016, we changed our indefinite reinvestment assertion with respect to $29,000 of foreign earnings based on anticipated changes in U.S. tax policies and an evaluation of our anticipated U.S. and foreign capital requirements and cash positions. We recorded a deferred tax liability of approximately $1,215 related to the U.S. federal and state income taxes and foreign withholding taxes on these foreign earnings. Should we decide to repatriate these foreign earnings, the actual tax impact would depend on our tax positions at the time of repatriation and could be significantly different from this estimate. We estimate the deferred tax liability arising from temporary differences related to undistributed earnings which are considered to be indefinitely reinvested outside the U.S. is approximately $487 at December 31, 2016.

Revenues

Under our accounting policies, revenues are recorded when the risk of ownership for products has transferred to independent distributors or other customers, which generally occurs on shipment. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains and a schedule for delivery has been established. While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margin percentages are substantially lower on completed recovery vehicles containing company-purchased chassis because the markup over the cost of the chassis is nominal.

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

	2016	2015	2014
Net Sales	100.0%	100.0%	100.0%
Costs of operations	89.3%	89.4%	89.3%
Gross Profit	10.7%	10.6%	10.7%
Operating Expenses:
Selling, general and administrative	5.4%	5.8%	5.8%
Interest expense, net	0.2%	0.1%	0.1%
Other expense (income)	(0.1)%	0.1%	0.1%
Total operating expenses	5.5%	6.0%	6.0%
Income before income taxes	5.2%	4.6%	4.7%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales were $601,119 for the year ended December 31, 2016, compared to $540,966 for the year ended December 31, 2015, an increase of 11.1%. The increase in revenue was primarily attributable to strong demand levels in our domestic markets based on positive consumer sentiment accompanied by increases in production levels. Domestic net sales for the period increased from $467,161 to $537,308 offset by a decrease in foreign net sales for the period from $73,805 to $63,811.

Costs of operations increased 11.1% to $536,840 for the year ended December 31, 2016 from $483,353 for the year ended December 31, 2015, which was attributable to increased production as a result of the strong demand levels. Overall, costs of operations as a percentage of net sales decreased from 89.4% for the year ended December 31, 2015 to 89.3% for the year ended December 31, 2016 primarily due to product mix.

Selling, general and administrative expenses for the year ended December 31, 2016 increased to $32,318 from $31,491 for the year ended December 31, 2015. The increase in expenses was primarily attributable to increased personnel costs related to an increase in staffing levels. As a percentage of net sales, selling, general and administrative expenses decreased to 5.4% for 2016 from 5.8% for 2015 due to higher sales volume and production levels.

Interest expense, net increased to $1,161 for the year ended December 31, 2016 from $919 for the year ended December 31, 2015. Increases in interest expense, net were primarily due to borrowings under the credit facility and increases in interest on distributor floor planning and on chassis purchases.

Other expense (income) relates to foreign currency transaction gains and losses. During 2016, the net gain was $277 compared to a net loss of $340 for 2015.

The provision for income taxes for the years ended December 31, 2016 and 2015 reflects a combined federal, state and foreign tax rate of 35.8% and 35.7%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

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

Interest expense, net increased to $919 for the year ended December 31, 2015 from $554 for the year ended December 31, 2014. Increases were primarily due to increases in interest on distributor floor planning and on chassis purchases.

Other expense (income) relates to foreign currency transaction gains and losses. During 2015, the net loss was $340 compared to a net loss of $437 for 2014.

The provision for income taxes for the years ended December 31, 2015 and 2014 reflects a combined federal, state and foreign tax rate of 35.7% and 36.9%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Liquidity and Capital Resources

Cash provided by operating activities was $20,926 for the year ended December 31, 2016, compared to cash provided by operating activities of $20,059 for the year ended December 31, 2015 and $9,937 for the year ended December 31, 2014. Cash provided by operating activities for 2016, 2015 and 2014 was primarily attributed to consolidated net income. For 2016, cash provided by operating activities reflects decreases in inventory, accounts payable and accrued liabilities, offset by increases in accounts receivable and prepaid expenses. For 2015, cash provided by operating activities reflects decreases in accounts receivable and increases in accounts payables and accrued liabilities, offset by increases in other components of working capital including inventory. For 2014, cash provided by operating activities reflects increases in accounts payables and accrued liabilities, offset by increases in other components of working capital including accounts receivable and inventory. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $25,023 for the year ended December 31, 2016, compared to $11,899 for the year ended December 31, 2015, and $5,325 for the year ended December 31, 2014. The cash used in investing activities for 2016, 2015 and 2014 was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash used in financing activities was $2,712 for the year ended December 31, 2016, compared to cash used in financing activities of $6,961 for the year ended December 31, 2015, and $6,565 for the year ended December 31, 2014. The cash used in financing activities for 2016 resulted from net borrowings on the credit facility of $5,000 offset by the cash used to pay dividends for 2016 of $7,715. The cash used in financing activities in 2015 and 2014 was primarily to pay cash dividends, offset in a small amount by proceeds from the exercise of stock options.

During 2016, we borrowed a total of $20,000 under our current credit facility, of which we had repaid $15,000 at December 31. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and our Ooltewah, Tennessee and Greeneville, Tennessee facilities. Over the past year, we generally have used available cash flow from operations to pay dividends, to repay debt under our credit facility and to pay for capital expenditures.

As of December 31, 2016, we had cash and cash equivalents of $31,115, not including $45,000 of unused availability under our credit facility. At March 14, 2017, our outstanding borrowings under the credit facility increased to $15,000 from $5,000 at December 31, 2016. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness. At December 31, 2016, we had commitments of approximately $13,853 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2016 and additional borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2017 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2016 and 2015, $21,675 and $18,145, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location. The current estimated costs of this project are approximately $24,700, including machinery and equipment, buildings and improvements and land. Approximately $23,100 of these costs were incurred as of December 31, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the first half of 2017. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. At December 31, 2016, we continued to utilize the remaining location for production of certain equipment and raw material inventory storage. In February 2017, the Company entered into a contingent agreement for the potential sale of the remaining plant location.

The Company also began several capital projects during 2016 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $20,600. Approximately $8,000 of these costs were incurred as of December 31, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during 2017. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. The current estimated costs of such project are approximately $4,200, which are expected to be incurred during 2017. The timing and cost of the project are subject to change.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2016.

	Payment Due By Period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,636	$590	$664	$143	$239
Purchase Obligations (3)	29,168	29,168	–	–	–
Revolving Credit Facility	5,000	5,000	–	–	–
Commitments for construction and acquisition of plant and equipment (4)	13,853	13,853	–	–	–
Total	$49,657	$48,611	$664	$143	$239

(1)	Amounts do not include potential contingent obligations of $45,196 under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Amounts do not include approximately $1,037 of unrecognized tax benefits that have been recorded as liabilities, and we are uncertain about if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of $198 and interest of $19.

(3)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

(4)	Primarily increased due to the consolidation and expansion commitments for the Company’s Pennsylvania manufacturing operations, as described above.

Credit Facility and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, the credit facility was renewed and our unsecured revolving credit facility was increased to $25,000. On December 30, 2014, the credit facility was further renewed to extend the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2016 and anticipate that we will continue to be in compliance during 2017.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee shall be paid quarterly.

Outstanding Borrowings

During 2016, we borrowed a total of $20,000 under our credit facility, of which we had repaid $15,000 at December 31. As of December 31, 2016 and March 14, 2017, the Company owed $5,000 and $15,000 under the credit facility, respectively. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.27% at December 31, 2016). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2016.

Other Long-Term Obligations

We had approximately $1,636 in non-cancellable operating lease obligations at December 31, 2016.

Recent Accounting Pronouncements

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

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

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning December 15, 2018, with early adoption permitted. See Note 5 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

Recently Adopted Standards

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company has elected to early adopt this standard on a retrospective basis. The effect of this adoption was to present the Company’s deferred income tax accounts as a long-term deferred income tax liability on the consolidated balance sheets as of December 31, 2016 and a long-term deferred income tax asset on the consolidated balance sheets as of December 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position. Unless the context indicates otherwise, all dollar amounts in this “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” are in thousands.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.27% at December 31, 2016). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2016.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2016, 2015 and 2014, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $277, a net loss of $340 and a net loss of $437, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At December 31, 2016, we recognized a $1,566 decrease in our foreign currency translation adjustment account because of fluctuations of the U.S. dollar against certain foreign currencies, including the post-Brexit vote strengthening of the U.S. dollar against the British pound, compared to a $3,703 decrease at December 31, 2015.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2016, we maintained effective internal control over financial reporting.

Elliott Davis Decosimo, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which appears herein.

March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the internal control over financial reporting of Miller Industries, Inc. and subsidiaries (the Company) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Miller Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Miller Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 15, 2017, expressed an unqualified opinion.

/s/ Elliott Davis Decosimo, LLC
Chattanooga, Tennessee
March 15, 2017

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

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by Elliott Davis Decosimo, LLC, our principal accountants during 2015 and 2016, and Joseph Decosimo and Company, PLLC, our principal accountants during 2012, 2013 and 2014, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

2.	Financial Statement Schedules

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report

Schedule II - Valuation and Qualifying Accounts	F-19

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	December 31, 2001	3.1

3.2	Amended and Restated Bylaws of the Registrant	—	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Nonexclusive Distributor Agreement	33-79430	S-1	August 1994	10.31

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.3	Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.1

10.4	Form of Incentive Stock Option Agreement under Miller Industries, Inc. Stock Option and Incentive Plan**	33-79430	S-1	August 1994	10.2

10.5	Miller Industries, Inc. Non-Employee Director Stock Option Plan**	33-79430	S-1	August 1994	10.4

10.6	Form of Director Stock Option Agreement**	33-79430	S-1	August 1994	10.5

10.7	First Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	—	Form 10-K	April 30, 1995	10.38

10.8	Second Amendment to Miller Industries, Inc. Non-Employee Director Stock Option Plan**	—	Form 10-K	April 30, 1996	10.39

10.9	Second Amendment to Miller Industries, Inc. Stock Option and Incentive Plan**	—	Form 10-K	April 30, 1996	10.40

10.10	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	—	Form 10-Q	May 6, 2009	10.1

10.11	Form of Indemnification Agreement by and between the Registrant and each of William G. Miller, Jeffrey I. Badgley, A. Russell Chandler, Frank Madonia, J. Vincent Mish, Richard H. Roberts and Theodore H. Ashford **	—	Form 10-Q	September 14, 1998	10

10.12	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	—	Form 10-Q	May 6, 2009	10.2

10.13	Employment Agreement, dated as of December 30, 2008 between the Registrant and Frank Madonia**	—	Form 10-Q	May 6, 2009	10.3

10.14	Employment Agreement, dated as of December 30, 2008 between the Registrant and J. Vincent Mish**	—	Form 10-Q	May 6, 2009	10.4

10.15	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.5

10.16	Agreement between the Registrant and Frank Madonia, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.6

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.17	Agreement between the Registrant and J. Vincent Mish, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.7

10.18	Letter Agreement, dated as of November 27, 2013 between the Registrant and William G. Miller, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008**	—	Form 10-K	March 5, 2014	10.18

10.19	Letter Agreement, dated as of November 27, 2013 between the Registrant and Jeffrey I. Badgley, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**	—	Form 10-K	March 5, 2014	10.19

10.20	Letter Agreement, dated as of November 27, 2013 between the Registrant and J. Vincent Mish, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**	—	Form 10-K	March 5, 2014	10.20

10.21	Non-Employee Director Stock Plan**	—	Schedule 14A	January 23, 2004	Annex A

10.22	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.23	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	April 12, 2010	10.2

10.24	Agreement, dated April 6, 2010, by and between the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	April 12, 2010	10.3

10.25	Amended and Restated Loan Agreement, dated December 30, 2014, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 10-K	March 4, 2015	10.25

10.26	First Amendment to Amended and Restated Loan Agreement, dated as of June 11, 2015, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	June 17, 2015	10.1

10.27	Master Revolving Credit Note dated as of June 11, 2015 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	June 17, 2015	10.2

10.28	Amended and Restated Loan Agreement, dated as of June 22, 2016, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	Form 8-K	June 24, 2016	10.1

10.29	Amended and Restated Master Revolving Credit Note dated as of June 22, 2016 from the Registrant payable to First Tennessee Bank National Association	Form 8-K	June 24, 2016	10.2

10.30	Consulting Agreement and General Release, dated as of December 23, 2016, between the Registrant and J. Vincent Mish * **

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis Decosimo, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

**	Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

I              The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Miller Industries, Inc.
Ooltewah, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness on the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC
Chattanooga, Tennessee
March 15, 2017

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

(In thousands, except share data)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$31,115	$38,449
Accounts receivable, net of allowance for doubtful accounts of $1,004 and $1,864, at December 31, 2016 and 2015, respectively	125,383	109,170
Inventories, net	64,136	66,232
Prepaid expenses	5,006	1,689
Total current assets	225,640	215,540
PROPERTY, PLANT AND EQUIPMENT, net	59,613	39,475
GOODWILL	11,619	11,619
DEFERRED INCOME TAX ASSETS	—	1,226
OTHER ASSETS	566	496
	$297,438	$268,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,116	$73,405
Accrued liabilities	20,727	21,089
Total current liabilities	105,843	94,494
LONG TERM OBLIGATIONS	5,000	-
DEFERRED INCOME TAX LIABILITIES	1,993	—
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,346,060 and 11,341,150, outstanding at December 31, 2016 and 2015, respectively	113	113
Additional paid-in capital	150,404	150,305
Accumulated surplus	40,752	28,545
Accumulated other comprehensive income (loss)	(6,667)	(5,101)
Total shareholders’ equity	184,602	173,862
	$297,438	$268,356

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except per share data)

	2016	2015	2014
NET SALES	$601,119	$540,966	$492,776
Costs of operations	536,840	483,353	439,791
Gross Profit	64,279	57,613	52,985

OPERATING EXPENSES:
Selling, general, and administrative expenses	32,318	31,491	28,496
Interest expense, net	1,161	919	554
Other expense (income)	(277)	340	437
Total operating expenses	33,202	32,750	29,487

INCOME BEFORE INCOME TAXES	31,077	24,863	23,498
INCOME TAX PROVISION	11,155	8,887	8,660
NET INCOME	19,922	15,976	14,838
Net Loss Attributable to Noncontrolling Interests	—	—	66
Net Income Attributable to Miller Industries, Inc.	$19,922	$15,976	$14,904

BASIC INCOME PER COMMON SHARE	$1.76	$1.41	$1.32

DILUTED INCOME PER COMMON SHARE	$1.75	$1.41	$1.31

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.68	$0.64	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,346	11,324	11,297
Diluted	11,374	11,360	11,354

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
Net income	$19,922	$15,976	$14,838
Other comprehensive income:
Foreign currency translation adjustment	(1,566)	(3,703)	(2,503)
Derivative instrument and hedging activities	—	—	126
Reclassifications from accumulated other comprehensive income (loss)	—	—	165
Total other comprehensive income (loss)	(1,566)	(3,703)	(2,212)

Comprehensive income	18,356	12,273	12,626
Net loss attributable to noncontrolling interests	—	—	66
Comprehensive income attributable to Miller Industries, Inc.	$18,356	$12,273	$12,692

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Total Miller Industries, Inc. Shareholders’ Equity	Noncontrolling Interests	Total
BALANCE, December 31, 2013	$113	$149,608	$11,696	$814	$162,231	$(518)	$161,713
Components of comprehensive income:
Net income	—	—	14,904	—	14,904	(66)	14,838
Foreign currency translation adjustments	—	—	—	(2,503)	(2,503)	—	(2,503)
Derivative instrument and hedging activities	—	—	—	291	291	—	291
Total comprehensive income	—	—	14,904	(2,212)	12,692	(66)	12,626
Disposition of noncontrolling interest	—	—	—	—	—	584	584
Issuance of common stock to non-employee directors (5,154)	—	96	—	—	96	—	96
Exercise of stock options (31,697)	—	186	—	—	186	—	186
Excess tax effect for stock-based compensation	—	27	—	—	27	—	27
Dividends paid, $0.60 per share	—	—	(6,778)	—	(6,778)	—	(6,778)
BALANCE, December 31, 2014	113	149,917	19,822	(1,398)	168,454	—	168,454
Components of comprehensive income:
Net income	—	—	15,976	—	15,976	—	15,976
Foreign currency translation adjustments	—	—	—	(3,703)	(3,703)	—	(3,703)
Total comprehensive income	—	—	15,976	(3,703)	12,273	—	12,273
Issuance of common stock to non-employee directors (4,620)	—	96	—	—	96	—	96
Exercise of stock options (34,000)	—	186	—	—	186	—	186
Excess tax effect for stock-based compensation	—	106	—	—	106	—	106
Dividends paid, $0.64 per share	—	—	(7,253)	—	(7,253)	—	(7,253)
BALANCE, December 31, 2015	113	150,305	28,545	(5,101)	173,862	—	173,862
Components of comprehensive income:
Net income	—	—	19,922	—	19,922	—	19,922
Foreign currency translation adjustments	—	—	—	(1,566)	(1,566)	—	(1,566)
Total comprehensive income	—	—	19,922	(1,566)	18,356	—	18,356
Issuance of common stock to non-employee directors (4,410)	—	96	—	—	96	—	96
Exercise of stock options (500)	—	3	—	—	3	—	3
Dividends paid, $0.68 per share	—	—	(7,715)	—	(7,715)	—	(7,715)
BALANCE, December 31, 2016	$113	$150,404	$40,752	$(6,667)	$184,602	$—	$184,602

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$19,922	$15,976	$14,838
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	4,828	4,317	4,015
Loss on the deconsolidation of subsidiary	—	—	83
(Gain) Loss on disposals of equipment	18	74	(39)
Deferred tax provision	3,219	573	147
Provision for doubtful accounts	(462)	282	243
Excess tax benefit from stock-based compensation	—	(106)	(27)
Issuance of non-employee director shares	96	96	96
Changes in operating assets and liabilities:
Accounts receivable	(17,253)	5,736	(36,342)
Inventories	1,018	(11,015)	(3,284)
Prepaid expenses	(3,361)	(31)	151
Accounts payable	12,931	3,819	24,662
Accrued liabilities	(30)	338	5,394
Net cash flows from operating activities	20,926	20,059	9,937
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(25,026)	(11,900)	(5,345)
Proceeds from sale of equipment	3	1	20
Net cash flows from investing activities	(25,023)	(11,899)	(5,325)
FINANCING ACTIVITIES:
Net borrowings under credit facility	5,000	—	—
Payments of cash dividends	(7,715)	(7,253)	(6,778)
Proceeds from exercise of stock options	3	186	186
Excess tax benefit from stock-based compensation	—	106	27
Net cash flows from financing activities	(2,712)	(6,961)	(6,565)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(525)	(2,347)	(1,314)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(7,334)	(1,148)	(3,267)
CASH AND TEMPORARY INVESTMENTS, beginning of year	38,449	39,597	42,864
CASH AND TEMPORARY INVESTMENTS, end of year	$31,115	$38,449	$39,597
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,877	$1,432	$1,015
Cash payments for income taxes, net of refunds	$11,605	$8,566	$6,454

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

Accounts Receivable

Receivables are stated at their estimated collectible amounts and consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for doubtful accounts is maintained based on historical experience and any specific customer collection issues. Data by each major customer is regularly reviewed to evaluate the adequacy of the allowance for doubtful accounts and actual write-offs are charged against the allowance.

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Chassis	$8,524	$8,048
Raw materials	26,322	28,328
Work in process	11,620	10,850
Finished goods	17,670	19,006
	$64,136	$66,232

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax reporting purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Internal labor is used in certain capital projects.

Property, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Land and improvements	$10,027	$5,812
Buildings and improvements	57,697	42,230
Machinery and equipment	34,984	30,821
Furniture and fixtures	9,243	8,978
Software costs	10,281	10,066
	122,232	97,907
Less accumulated depreciation	(62,619)	(58,432)
	$59,613	$39,475

The Company recognized $4,828, $4,317 and $4,015 in depreciation expense in 2016, 2015 and 2014, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 28,000, 36,000 and 57,000 potential dilutive common shares in 2016, 2015 and 2014, respectively. For 2016, 2015 and 2014, none of the outstanding stock options would have been anti-dilutive.

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

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547 at December 31, 2016 and 2015. At December 31, 2016 and 2015, all intangible assets subject to amortization were fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2016 and 2015:

	2016	2015
Accrued wages, commissions, bonuses and benefits	$7,452	$6,482
Accrued products warranty	2,821	3,140
Accrued income taxes	2,887	4,747
Other	7,567	6,720
	$20,727	$21,089

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the positions and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets.

Stock-Based Compensation

Stock compensation expense was $0 for 2016, 2015 and 2014.

No options were granted during 2016 or 2015. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

At December 31, 2016, the Company had no unrecognized compensation expense related to stock options. The Company issued approximately 500 and 34,000 shares of common stock during 2016 and 2015, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2016, 2015 and 2014, was $1,750, $3,076 and $1,958, respectively.

The table below provides a summary of the warranty liability for December 31, 2016 and 2015:

	2016	2015
Accrual at beginning of the year	$3,140	$2,622
Provision	1,750	3,076
Settlement and Other	(2,069)	(2,558)
Accrual at end of year	$2,821	$3,140

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $1,797, $1,595 and $1,899 for 2016, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

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

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning December 15, 2018, with early adoption permitted. See Note 5 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

Recently Adopted Standards

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company has elected to early adopt this standard on a retrospective basis. The effect of this adoption was to present the Company’s deferred income tax accounts as a long-term deferred income tax liability on the consolidated balance sheets as of December 31, 2016 and a long-term deferred income tax asset on the consolidated balance sheets as of December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Credit Facility. On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility, and on December 21, 2011 the credit facility was renewed and our unsecured revolving credit facility was increased to $25,000 (the “Credit Facility”). On December 30, 2014 the Credit Facility was further renewed, which extended the maturity date to March 31, 2017. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. The Credit Facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the Credit Facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions.

In the absence of a default, all borrowings under the Credit Facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the Credit Facility, which fee shall be paid quarterly. Interest expense on the Credit Facility was $341 and $0 for the years ended December 31, 2016 and 2015, respectively.

The Company had $5,000 and $0 in outstanding borrowings under the Credit Facility at December 31, 2016 and 2015, respectively. At March 14, 2017, the Company had $15,000 in outstanding borrowings under the Credit Facility.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our Credit Facility because the outstanding amounts of indebtedness under our Credit Facility are subject to variable interest rates. Under our Credit Facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.27% at December 31, 2016). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2016.

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2016, 2015 and 2014 were 0, 0 and 600,000, respectively. Equity incentive awards were previously granted under the Company’s 2005 Equity Incentive Plan; however this plan expired on April 27, 2015.

A summary of the activity of stock options for the years ended December 31, 2016, 2015 and 2014, is presented below (shares in thousands):

	2016		2015		2014
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	38	$5.49	72	$5.49	104	$5.60
Granted	—	—	—	—	—	—
Exercised	(1)	5.49	(34)	5.49	(32)	5.86
Forfeited and cancelled	—	—	—	—	—	—
Outstanding at End of Period	37	$5.49	38	$5.49	72	$5.49
Options exercisable at year end	37	$5.49	38	$5.49	72	$5.49

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2016 is presented below (in thousands):

Exercise Price	Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable	Aggregate Intrinsic Value

$5.49	37.5	$5.49	1.85	37.5	$5.49	$786

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,730, $1,533 and $1,230 in 2016, 2015 and 2014, respectively.

At December 31, 2016 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2017	$590
2018	453
2019	211
2020	77
2021	66
Thereafter	239
$1,636

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $45,196 and $38,334 at December 31, 2016 and 2015, respectively. No repurchases of products were required during 2016 or 2015.

The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location. The current estimated costs of this project are approximately $24,700, including machinery and equipment, buildings and improvements and land. Approximately $23,100 of these costs were incurred as of December 31, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs is expected to be incurred during the first half of 2017. The timing and costs of the project are subject to change. The Company does not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. At December 31, 2016, we continued to utilize the remaining location for production of certain equipment and raw material inventory storage. In February 2017, the Company entered into a contingent agreement for the potential sale of the remaining plant location.

The Company also began several capital projects during 2016 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $20,600. Approximately $8,000 of these costs were incurred as of December 31, 2016 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during 2017. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. The current estimated costs of such project are approximately $4,200, which are expected to be incurred during 2017. The timing and cost of the project are subject to change.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company has elected to early adopt this standard on a retrospective basis. The effect of this adoption was to present the Company’s deferred income tax accounts as a long-term deferred income tax liability on the consolidated balance sheets as of December 31, 2016 and a long-term deferred income tax asset on the consolidated balance sheets as of December 31, 2015.

Income before income taxes includes the following components:

	2016	2015	2014
United States	$25,038	$19,850	$18,703
Foreign	6,039	5,013	4,795
Total	$31,077	$24,863	$23,498

The provision for income taxes on income consisted of the following in 2016, 2015 and 2014:

	2016	2015	2014
Current:
Federal	$5,016	$5,778	$5,953
State	955	913	707
Foreign	1,965	1,623	1,853
	7,936	8,314	8,513
Deferred:
Federal	3,057	548	283
State	205	47	32
Foreign	(43)	(22)	(168)
	3,219	573	147
	$11,155	$8,887	$8,660

The principal differences between the federal statutory tax rate and the income tax expense in 2016, 2015 and 2014:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.8%	3.0%	3.7%
Excess of (decreases in) foreign tax over US tax on foreign income	(0.5)%	(1.1)%	0.1%
Domestic tax credits	(2.7)%	(1.2)%	(1.4)%
Other	0.2%	—	(0.5)%
Effective tax rate	35.8%	35.7%	36.9%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$58	$78
Accruals and reserves	2,552	3,468
Other	222	179
Total deferred tax assets	2,832	3,725
Deferred tax liabilities:
Property, plant, and equipment	3,610	2,499
Investments in foreign subsidiaries	1,215	—
Total deferred tax liabilities	4,825	2,499
Net deferred tax asset/(liability)	$(1,993)	$1,226

The Company's foreign subsidiaries' have undistributed earnings of approximately $40,479 at December 31, 2016. Of this amount, $11,479 have been and continue to be considered to be indefinitely reinvested outside the United States. During 2016, the Company changed its indefinite reinvestment assertion with respect to $29,000 of foreign earnings based on anticipated changes in U.S. tax policies and an evaluation of its anticipated U.S. and foreign capital requirements and cash positions. The Company recorded a deferred tax liability of approximately $1,215 related to the U.S. federal and state income taxes and foreign withholding taxes on these foreign earnings. Should the Company decide to repatriate these foreign earnings, the actual tax impact would depend on its tax positions at the time of repatriation and could be significantly different from this estimate. The Company estimates the deferred tax liability arising from temporary differences related to undistributed earnings which are considered to be indefinitely reinvested outside the U.S. is approximately $487 at December 31, 2016.

As of December 31, 2016, the Company has no federal or state net operating loss carryforwards.

As of December 31, 2016 the Company had approximately $1,037 of unrecognized tax benefits recorded as liabilities, and we are uncertain about if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties of $198 and interest of $19.

A summary of the activity of the unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, is presented below:

	2016	2015	2014
Unrecognized tax benefits – January 1	792	526	344
Gross increases – tax positions in prior period	245	266	182
Unrecognized tax benefits – December 31	$1,037	$792	$526

The tax benefits identified in the chart above would affect our effective tax rate if recognized.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2015 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2016, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2013.

7.	SHAREHOLDERS EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of one cent per share.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of undesignated preferred stock with a par value of one cent per share and which can be issued in one or more series. The terms, price and conditions of the preferred shares will be set by the board of directors. No shares of preferred stock have been issued.

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2016, 2015 and 2014 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

8.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2016, 2015 and 2014, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $697, $619 and $522 in 2016, 2015 and 2014, respectively.

9.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers):

	2016		2015		2014
	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets
North America	$537,308	$68,556	$467,161	$48,589	$399,434	$41,176

Foreign	63,811	2,676	73,805	2,505	93,342	2,493

	$601,119	$71,232	$540,966	$51,094	$492,776	$43,669

10.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2016, 2015 and 2014.

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	Net Sales	Operating Income	Net Income Attributable to Miller Industries, Inc.	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2016
First Quarter	$148,815	$4,960	$3,360	$0.30	$0.30	$0.17
Second Quarter	156,113	10,719	6,587	0.58	0.58	0.17
Third Quarter	147,597	8,621	5,522	0.49	0.49	0.17
Fourth Quarter	148,594	7,661	4,453	0.39	0.38	0.17
Total	$601,119	$31,961	$19,922	$1.76	$1.75	$0.68

2015
First Quarter	$126,788	$4,512	$3,064	$0.27	$0.27	$0.16
Second Quarter	151,537	9,894	5,866	0.52	0.52	0.16
Third Quarter	126,205	5,271	3,168	0.28	0.28	0.16
Fourth Quarter	136,436	6,445	3,878	0.34	0.34	0.16
Total	$540,966	$26,122	$15,976	$1.41	$1.41	$0.64

12.	SUBSEQUENT EVENTS

On March 14, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable April 3, 2017 to shareholders of record as of March 27, 2017

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2014
Deduction from asset accounts:
Allowance for doubtful accounts	$1,714	243	(107)	$1,850

Year ended December 31, 2015
Deduction from asset accounts:
Allowance for doubtful accounts	$1,850	282	(268)	$1,864

Year ended December 31, 2016
Deduction from asset accounts:
Allowance for doubtful accounts	$1,864	(462)	(398)	$1,004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2017.

MILLER INDUSTRIES, INC.

By:	/s/ Jeffrey I. Badgley
Jeffrey I. Badgley
Co-Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Badgley, William G. Miller, II and Frank Madonia, and each or any one of them, as attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10 K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of March, 2017.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Co-Chief Executive Officer
Jeffrey I. Badgley

/s/ William G. Miller, II	President, Co-Chief Executive Officer and Director
William G. Miller, II

/s/ Deborah L. Whitmire	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Deborah L. Whitmire

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

EXHIBIT INDEX

Exhibit Number	Description

10.30*	Consulting Agreement and General Release, dated as of December 23, 2016, between the Registrant and J. Vincent Mish

21*	Subsidiaries of the Registrant

23.1*	Consent of Elliott Davis Decosimo, LLC

24*	Power of Attorney (see signature page)

31.1*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.