Form 10-Q
period 2017-03-31
MILLER INDUSTRIES INC /TN/
filed 2017-05-03
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☒                            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 28, 2017 was 11,351,982.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases; our dependence on outside suppliers of raw materials; changes in the cost of aluminum, steel and related raw materials; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for fiscal 2016 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$24,499	$31,115
Accounts receivable, net of allowance for doubtful accounts of $1,054 and $1,004 at March 31, 2017 and December 31, 2016, respectively	132,666	125,383
Inventories, net	67,561	64,136
Prepaid expenses	6,163	5,006
Total current assets	230,889	225,640
PROPERTY, PLANT, AND EQUIPMENT, net	64,657	59,613
GOODWILL	11,619	11,619
OTHER ASSETS	544	566
	$307,709	$297,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,281	$85,116
Accrued liabilities	22,023	20,727
Total current liabilities	109,304	105,843
LONG TERM OBLIGATIONS	10,000	5,000
DEFERRED INCOME TAX LIABILITIES	1,969	1,993
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,351,982 and 11,346,060, outstanding at March 31, 2017 and December 31, 2016, respectively	113	113
Additional paid-in capital	150,554	150,404
Accumulated surplus	42,547	40,752
Accumulated other comprehensive income (loss)	(6,778)	(6,667)
Total shareholders’ equity	186,436	184,602
	$307,709	$297,438

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2017	2016

NET SALES	$148,933	$148,815
COSTS OF OPERATIONS	133,538	135,845
GROSS PROFIT	15,395	12,970

OPERATING EXPENSES:
Selling, general and administrative expenses	9,044	8,010
Interest expense, net	378	198
Other (income) expense, net	(14)	(341)
Total operating expenses	9,408	7,867

INCOME BEFORE INCOME TAXES	5,987	5,103
INCOME TAX PROVISION	2,148	1,743
NET INCOME	$3,839	$3,360

BASIC INCOME PER COMMON SHARE	$0.34	$0.30
DILUTED INCOME PER COMMON SHARE	$0.34	$0.30

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,350	11,345
Diluted	11,380	11,373

The accompanying notes are an integral part of these financial statements.

3

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2017	2016
net income	$3,839	$3,360

Other comprehensive income (loss):
Foreign currency translation adjustment	(111)	59
Total other comprehensive income (loss)	(111)	59

Comprehensive income	$3,728	$3,419

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2017	2016
OPERATING ACTIVITIES:
Net income	$3,839	$3,360
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,346	1,103
Provision for doubtful accounts	51	43
Issuance of non-employee director shares	150	96
Deferred income tax provision	(25)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(7,353)	(19,735)
Inventories	(3,457)	(5,362)
Prepaid expenses	(1,158)	(1,712)
Other assets	22	(10)
Accounts payable	2,191	14,400
Accrued liabilities	1,317	149
Net cash flows used in operating activities	(3,077)	(7,691)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,393)	(5,749)
Net cash flows used in investing activities	(6,393)	(5,749)
FINANCING ACTIVITIES:
Net borrowings under credit facility	5,000	10,000
Payments of cash dividends	(2,043)	(1,929)
Net cash flows from financing activities	2,957	8,071
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(103)	266
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(6,616)	(5,103)
CASH AND TEMPORARY INVESTMENTS, beginning of period	31,115	38,449
CASH AND TEMPORARY INVESTMENTS, end of period	$24,499	$33,346
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$501	$336
Cash payments for income taxes, net of refunds	$209	$1,817

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting. Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity. The Company evaluated subsequent events through the date the financial statements were issued.

2.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 30,000 and 28,000 potential dilutive common shares for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these factors could result in the need for adjustments. Inventories, net of reserves, at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Chassis	$5,836	$8,524
Raw materials	29,360	26,322
Work in process	12,039	11,620
Finished goods	20,326	17,670
	$67,561	$64,136

4.	LONG-LIVED ASSETS

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

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, our unsecured revolving credit facility was increased to $25,000. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. On April 5, 2017, the credit facility was further renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2016 and during the first quarter of 2017 and anticipate that we will continue to be in compliance during the remainder of 2017.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At March 31, 2017 and December 31, 2016, the Company had $10,000 and $5,000 in outstanding borrowings under the credit facility, respectively. At April 28, 2017, the Company had $15,000 in outstanding borrowings under the credit facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.48% at March 31, 2017). At the borrowing level under the credit facility at March 31, 2017, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2017.

Other Long-Term Obligations

At March 31, 2017, the Company had approximately $1,505 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

During the three months ended March 31, 2017 and 2016, the Company did not issue any stock options and no stock options were exercised. For additional disclosures related to the Company’s stock-based compensation refer to Notes 2 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $49,393 at March 31, 2017, and $45,196 at December 31, 2016. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at March 31, 2017.

At March 31, 2017, the Company had commitments of approximately $14,097 for construction and acquisition of property, plant and equipment. The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location. The current estimated costs of this project are approximately $24,700, including machinery and equipment, buildings and improvements and land. Approximately $23,400 of these costs were incurred as of March 31, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the second quarter of 2017. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. At March 31, 2017, we continued to utilize the remaining location for production of certain equipment and raw material inventory storage. In February 2017, the Company entered into a contingent agreement for the potential sale of the remaining plant location.

The Company also began several capital projects during 2016 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $21,100. Approximately $12,500 of these costs were incurred as of March 31, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the remainder of 2017. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. The current estimated costs of such project are approximately $4,200, which are expected to be incurred during 2017. The timing and cost of the project are subject to change.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company has elected to early adopt this standard on a retrospective basis. The effect of this adoption was to present the Company’s deferred income tax accounts as a long-term deferred income tax liability on the consolidated balance sheets as of December 31, 2016 and a long-term deferred income tax asset on the consolidated balance sheets as of December 31, 2015.

As of March 31, 2017, the Company has no federal or state net operating loss carryforwards.

As of March 31, 2017 the Company had approximately $1,103 of unrecognized tax benefits recorded as liabilities, and we are uncertain about if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties of $235 and interest of $20.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2015 and later tax years remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2013.

10.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2017, 2016, 2015 and 2014 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount
Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

Q1 2017	March 27, 2017	April 3, 2017	$0.18	$2,043
Total for 2017			$0.18	$2,043

On May 2, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 20, 2017 to shareholders of record as of June 13, 2017.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended March 31
	2017	2016
Net Sales:
North America	$130,678	$133,620
Foreign	18,255	15,195
	$148,933	$148,815

	March 31, 2017	December 31, 2016
Long Lived Assets:
North America	$73,570	$68,556
Foreign	2,706	2,676
	$76,276	$71,232

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2017 and 2016.

13.	OTHER (INCOME) EXPENSE

Other (income) expense, net for the three months ended March 31, 2017 consisted of a foreign currency translation net gain of $14. For the three months ended March 31, 2016, other (income) expense, net consisted of a foreign currency translation net gain of $341.

14.	Derivative Financial Instruments

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. At March 31, 2017 and December 31, 2016, the Company had no outstanding foreign currency exchange contracts.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In addition, during 2016 the FASB issued additional guidance to clarify certain implementation guidance previously issued and to rescind certain SEC guidance effective upon an entity’s adoption of the new standard. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

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

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning December 15, 2018, with early adoption permitted. See Note 6 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

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

In July 2015, the FASB issued amendments to the Inventory topic of the Accounting Standards Codification to require inventory to be measured at the lower of cost and net realizable value. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory, there are no other substantive changes to the guidance on measurement of inventory. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted these amendments in the first quarter of 2017 and it did not have a material effect on its consolidated financial statements.

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

Our industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by favorable economic conditions, such as lower fuel prices, and positive consumer sentiment in our industry. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

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

At March 31, 2017 and December 31, 2016, the Company had $10,000 and $5,000 in outstanding borrowings under the credit facility, respectively. At April 28, 2017, the Company had $15,000 in outstanding borrowings under the credit facility. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

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

Results of Operations–Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net sales for the three months ended March 31, 2017 increased slightly to $148,933 from $148,815 for the comparable period in 2016. These historically strong levels of revenue were primarily attributable to continued solid demand in our domestic and international markets based on positive consumer sentiment. Domestic net sales for the period decreased from $133,620 to $130,678 offset by an increase in foreign net sales for the period from $15,195 to $18,255.

Costs of operations for the three months ended March 31, 2017 decreased 1.7% to $133,538 from $135,845 for the comparable period in 2016. Overall, costs of operations decreased as a percentage of sales from 91.3% to 89.7% primarily due to product mix and continued efforts to monitor costs while meeting customer demand.

Selling, general, and administrative expenses for the three months ended March 31, 2017 increased to $9,044 from $8,010 for the three months ended March 31, 2016. The increase in expense was primarily attributable to increased personnel costs related to an increase in staffing levels. As a percentage of sales, selling, general, and administrative expenses increased to 6.1% for the three months ended March 31, 2017 from 5.4% for the three months ended March 31, 2016.

Total interest expense increased to $378 from $198 for the three months ended March 31, 2017 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and on chassis purchases and borrowings under the credit facility.

Other (income) expense, net relates to foreign currency translation gains and losses. For the three months ended March 31, 2017, other (income) expense, the net gain of $14 compared to a net gain of $341 for the three months ended March 31, 2016.

The provision for income taxes for the three months ended March 31, 2017 and 2016 reflects a combined effective U.S. federal, state and foreign tax rate of 35.9% and 34.2%, respectively.

Liquidity and Capital Resources

Cash used by operating activities was $3,077 for the three months ended March 31, 2017, compared to cash used by operating activities of $7,691 for the comparable period in 2016. The cash provided by operating activities for the 2017 period was primarily attributable to consolidated net income. Cash used by operating activities reflects increases in accounts receivable, inventories and prepaid expenses offset by increases in accounts payable and accrued liabilities. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $6,393 for the three months ended March 31, 2017 compared to $5,749 for the comparable period in 2016. The cash used in investing activities for the 2017 period was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash provided by financing activities was $2,957 for the three months ended March 31, 2017, compared to cash provided by financing activities of $8,071 for the comparable period in 2016. The cash provided by financing activities for the 2017 period resulted from borrowings on the credit facility of $5,000 offset by the cash used to pay dividends for the 2017 period of $2,043.

During the three months ended March 31, 2017, we borrowed a total of $15,000 and repaid a total of $10,000 under our credit facility. At April 28, 2017, our outstanding borrowings under the credit facility increased to $15,000 from $10,000 at March 31, 2017. All of the borrowings under the credit facility during 2017 were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

As of March 31, 2017, we had cash and cash equivalents of $24,499 not including $40,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness. At March 31, 2017, the Company had commitments of approximately $14,097 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at March 31, 2017 and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during 2017 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2017 and December 31, 2016, $23,710 and $21,675, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location. The current estimated costs of this project are approximately $24,700, including machinery and equipment, buildings and improvements and land. Approximately $23,400 of these costs were incurred as of March 31, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the second quarter of 2017. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. At March 31, 2017, we continued to utilize the remaining location for production of certain equipment and raw material inventory storage. In February 2017, the Company entered into a contingent agreement for the potential sale of the remaining plant location.

The Company also began several capital projects during 2016 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $21,100. Approximately $12,500 of these costs were incurred as of March 31, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the remainder of 2017. In addition, the Company intends to construct an administrative building at its Ooltewah, Tennessee facility. The current estimated costs of such project are approximately $4,200, which are expected to be incurred during 2017. The timing and cost of the project are subject to change.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, our unsecured revolving credit facility was increased to $25,000. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. On April 5, 2017, the credit facility was further renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2016 and during the first quarter of 2017 and anticipate that we will continue to be in compliance during the remainder of 2017.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2017 and December 31, 2016, the Company had $10,000 and $5,000 in outstanding borrowings under the credit facility, respectively. At April 28, 2017, the Company had $15,000 in outstanding borrowings under the credit facility. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

Other Long-Term Obligations

At March 31, 2017, we had approximately $1,505 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.48% at March 31, 2017). At the borrowing level under the credit facility at March 31, 2017, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended March 31, 2017.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At March 31, 2017, we recognized a $111 decrease in our foreign currency translation adjustment account compared with December 31, 2016 because of fluctuations of the U.S. dollar against certain foreign currencies compared to a $59 increase for the prior year period.

For the three months ended March 31, 2017 and 2016, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $14 and a net gain of $341, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ Deborah L. Whitmire
Deborah L. Whitmire
Executive Vice President and Chief Financial Officer

Date: May 3, 2017

