Form 10-Q
period 2017-09-30
MILLER INDUSTRIES INC /TN/
filed 2017-11-08
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2017 was 11,378,482.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$33,499	$31,115
Accounts receivable, net of allowance for doubtful accounts of $986 and $1,004 at September 30, 2017 and December 31, 2016, respectively	135,356	125,383
Inventories	64,648	64,136
Prepaid expenses	3,221	5,006
Total current assets	236,724	225,640
PROPERTY, PLANT, AND EQUIPMENT, net	74,189	59,613
GOODWILL	11,619	11,619
OTHER ASSETS	537	566
	$323,069	$297,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,335	$85,116
Accrued liabilities	25,648	20,727
Total current liabilities	104,983	105,843
LONG-TERM OBLIGATIONS (Note 6)	20,000	5,000
DEFERRED INCOME TAX LIABILITIES	1,984	1,993
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,377,982 and 11,346,060 outstanding at September 30, 2017 and December 31, 2016, respectively	114	113
Additional paid-in capital	150,879	150,404
Accumulated surplus	48,332	40,752
Accumulated other comprehensive income (loss)	(3,223)	(6,667)
Total shareholders’ equity	196,102	184,602
	$323,069	$297,438

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

NET SALES	$153,363	$147,597	$455,385	$452,525
COSTS OF OPERATIONS	137,713	130,481	406,737	403,402
GROSS PROFIT	15,650	17,116	48,648	49,123

OPERATING EXPENSES:
Selling, general and administrative expenses	8,580	8,495	26,690	24,823
Interest expense, net	469	359	1,162	816
Other (income) expense, net	(106)	(238)	(590)	(451)
Total operating expenses	8,943	8,616	27,262	25,188

INCOME BEFORE INCOME TAXES	6,707	8,500	21,386	23,935
INCOME TAX PROVISION	2,251	2,978	7,666	8,466
NET INCOME	$4,456	$5,522	$13,720	$15,469

BASIC INCOME PER COMMON SHARE	$0.39	$0.49	$1.21	$1.36
DILUTED INCOME PER COMMON SHARE	$0.39	$0.49	$1.21	$1.36

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.17	$0.54	$0.51

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,364	11,346	11,357	11,346
Diluted	11,373	11,374	11,376	11,374

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
net income	$4,456	$5,522	$13,720	$15,469

Other comprehensive income (loss):
Foreign currency translation adjustment	1,746	(768)	3,444	121
Total other comprehensive income (loss)	1,746	(768)	3,444	121

comprehensive income	$6,202	$4,754	$17,164	$15,590

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2017	2016
OPERATING ACTIVITIES:
Net income	$13,720	$15,469
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,169	3,359
Provision for doubtful accounts	(32)	177
Issuance of non-employee director shares	150	96
Deferred income tax provision	14	5
(Gain) Loss on disposal of property, plant and equipment	(624)	3
Changes in operating assets and liabilities:
Accounts receivable	(9,318)	(17,825)
Inventories	960	1,113
Prepaid expenses	1,815	(1,011)
Other assets	28	(48)
Accounts payable	(6,661)	(3,531)
Accrued liabilities	4,425	978
Net cash flows from (used in) operating activities	8,646	(1,215)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,246)	(19,155)
Proceeds from sale of plant, property & equipment	1,303	5
Net cash flows from (used in) investing activities	(17,943)	(19,150)
FINANCING ACTIVITIES:
Net borrowings under credit facility	15,000	20,000
Payments of cash dividends	(6,139)	(5,786)
Proceeds from stock option exercises	143	—-
Net cash flows from (used in) financing activities	9,004	14,214
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	2,677	542
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	2,384	(5,609)
CASH AND TEMPORARY INVESTMENTS, beginning of period	31,115	38,449
CASH AND TEMPORARY INVESTMENTS, end of period	$33,499	$32,840
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,620	$1,314
Cash payments for income taxes, net of refunds	$2,672	$9,211

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 9,000 and 28,000 potential dilutive common shares for the three months ended September 30, 2017 and 2016, respectively, and 19,000 and 28,000 for the nine months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017 and 2016, none of the outstanding stock options would have been anti-dilutive.

3.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value), determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these factors could result in the need for adjustments. Inventories, net of reserves, at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Chassis	$5,959	$8,524
Raw materials	29,287	26,322
Work in process	12,268	11,620
Finished goods	17,134	17,670
	$64,648	$64,136

4.	LONG-LIVED ASSETS

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

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, our unsecured revolving credit facility was increased to $25,000. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. On April 5, 2017, the credit facility was further renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2016 and the nine months ended September 30, 2017 and anticipate that we will continue to be in compliance during the remainder of 2017.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At September 30, 2017 and December 31, 2016, the Company had $20,000 and $5,000 in outstanding borrowings under the credit facility, respectively. At October 31, 2017, the Company had $20,000 in outstanding borrowings under the credit facility.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.73% at September 30, 2017). At the borrowing level under the credit facility at September 30, 2017, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2017.

Other Long-Term Obligations

At September 30, 2017, the Company had approximately $1,401 in non-cancelable operating lease obligations.

7.	STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2017 and 2016, the Company did not issue any stock options. During the three months ended September 30, 2017 and 2016, no stock options were exercised. The Company issued 26,000 shares of common stock during the nine months ended September 30, 2017 from the exercise of stock options, while none were issued during the nine months ended September 30, 2016.

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

Commitments

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $50,932 at September 30, 2017, and $45,196 at December 31, 2016. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at September 30, 2017.

At September 30, 2017, the Company had commitments of approximately $14,600 for construction and acquisition of property, plant and equipment. The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location. The current estimated costs of this project are approximately $24,700, including machinery and equipment, buildings and improvements and land. Approximately $23,700 of these costs were incurred as of September 30, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the fourth quarter of 2017. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. In June 2017, the Company sold the remaining plant location and realized a net gain of $601. A portion of the sold facility was leased from the buyer through November 2017 while production of certain equipment and storage of raw materials is relocated to the other Pennsylvania and Tennessee locations.

The Company also began several capital projects during 2016 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $21,100. Approximately $19,400 of these costs were incurred as of September 30, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the fourth quarter of 2017. In addition, the Company began construction on an administrative building at its Ooltewah, Tennessee facility in June 2017. The current estimated costs of this project are approximately $4,200. Approximately $700 of these costs were incurred as of September 30, 2017, and the remaining costs are expected to be incurred by March 2018. The timing and cost of these projects are subject to change.

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

As of September 30, 2017, the Company had no federal or state net operating loss carryforwards.

As of September 30, 2017 the Company had approximately $1,157 of unrecognized tax benefits recorded as liabilities, and we are uncertain about if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties of $259 and interest of $20.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2015 and later tax years remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2013.

10.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2017, 2016, 2015 and 2014 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2014	March 17, 2014	March 24, 2014	$0.15	$1,692
Q2 2014	June 16, 2014	June 23, 2014	0.15	1,695
Q3 2014	September 15, 2014	September 22, 2014	0.15	1,696
Q4 2014	December 8, 2014	December 15, 2014	0.15	1,695
Total for 2014			$0.60	$6,778

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

Q1 2017	March 27, 2017	April 3, 2017	$0.18	$2,043
Q2 2017	June 13, 2017	June 20, 2017	0.18	2,048
Q3 2017	September 11, 2017	September 18, 2017	0.18	2,048
Total for 2017			$0.54	$6,139

On November 6, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 11, 2017 to shareholders of record as of December 4, 2017.

11.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (revenue is attributed to regions based on the locations of customers):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Net Sales:
North America	$135,125	$132,600	$403,157	$405,913
Foreign	18,238	14,997	52,228	46,612
	$153,363	$147,597	$455,385	$452,525

	September 30, 2017	December 31, 2016
Long Lived Assets:
North America	$82,410	$68,556
Foreign	3,398	2,676
	$85,808	$71,232

12.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for the three months and nine months ended September 30, 2017 and 2016.

13.	OTHER (INCOME) EXPENSE

Other (income) expense, net for the three months ended September 30, 2017 consisted of a foreign currency translation net gain of $106. For the three months ended September 30, 2016, other (income) expense, net consisted of a foreign currency translation net gain of $238.

Other (income) expense, net for the nine months ended September 30, 2017 was a net gain of $590. This consisted of a gain on the sale of the Pennsylvania property of $601 offset by a foreign currency translation net loss of $11. For the nine months ended September 30, 2016, other (income) expense, net consisted of a foreign currency translation net gain of $451.

14.	Derivative Financial Instruments

The Company periodically enters into foreign currency exchange contracts designed to mitigate the impact of foreign currency risk. At September 30, 2017 and December 31, 2016, the Company had no outstanding foreign currency exchange contracts.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In addition, during 2016 the FASB issued additional guidance to clarify certain implementation guidance previously issued and to rescind certain SEC guidance effective upon an entity’s adoption of the new standard. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company expects to use the modified retrospective approach to implement the standard. The Company has substantially completed its evaluation of revenue streams and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue recognition policy. In addition, the Company is in the process of implementing appropriate changes to business processes, information technology systems and internal controls to support recognition and disclosure under the new standard. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 amends the requirements in GAAP related to accounting for changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

At September 30, 2017 and December 31, 2016, the Company had $20,000 and $5,000 in outstanding borrowings under the credit facility, respectively. At October 31, 2017, the Company had $20,000 in outstanding borrowings under the credit facility. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

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

Results of Operations–Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net sales for the three months ended September 30, 2017 increased 3.9% to $153,363 from $147,597 for the comparable period in 2016. Domestic net sales for the period increased from $132,600 to $135,125 and foreign net sales increased for the period from $14,997 to $18,238.

Costs of operations for the three months ended September 30, 2017 increased 5.5% to $137,713 from $130,481 for the comparable period in 2016. Overall, costs of operations increased as a percentage of sales from 88.4% to 89.8% primarily due to increased personnel costs related to rising employee benefits costs and product mix.

Selling, general, and administrative expenses for the three months ended September 30, 2017 increased slightly to $8,580 from $8,495 for the three months ended September 30, 2016. As a percentage of sales, selling, general, and administrative expenses decreased to 5.6% for the three months ended September 30, 2017 from 5.8% for the three months ended September 30, 2016.

Total interest expense, net increased to $469 from $359 for the three months ended September 30, 2017 as compared to the prior year period. Increases in interest expense were primarily due to borrowings under the credit facility.

Other (income) expense, net for the three months ended September 30, 2017 consisted of a foreign currency translation net gain of $106. For the three months ended September 30, 2016, other (income) expense, net consisted of a foreign currency translation net gain of $238.

The provision for income taxes for the three months ended September 30, 2017 and 2016 reflects a combined effective U.S. federal, state and foreign tax rate of 33.6% and 35.0%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consists primarily of state taxes, domestic tax credits and foreign tax rate differences.

Results of Operations–Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net sales for the nine months ended September 30, 2017 increased 0.6% to $455,385 from $452,525 for the comparable period in 2016. Domestic net sales for the period decreased from $405,913 to $403,157, offset by an increase in foreign net sales for the period from $46,612 to $52,228.

Costs of operations for the nine months ended September 30, 2017 increased 0.8% to $406,737 from $403,402 for the comparable period in 2016. Overall, costs of operations increased as a percentage of sales from 89.1% to 89.3% primarily due to increased personnel costs related to rising employee benefits costs and product mix.

Selling, general, and administrative expenses for the nine months ended September 30, 2017 increased to $26,690 from $24,823 for the nine months ended September 30, 2016. The increase in expense was primarily attributable to increased personnel costs related to rising employee benefits costs. As a percentage of sales, selling, general, and administrative expenses increased to 5.9% for the nine months ended September 30, 2017 from 5.5% for the nine months ended September 30, 2016.

Total interest expense, net increased to $1,162 from $816 for the nine months ended September 30, 2017 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and chassis purchases, as well as borrowings under the credit facility.

Other (income) expense, net for the nine months ended September 30, 2017 was a net gain of $590. This consisted of a gain on the sale of the Pennsylvania property of $601 offset by a foreign currency translation net loss of $11. For the nine months ended September 30, 2016, other (income) expense, net consisted of a foreign currency translation net gain of $451.

The provision for income taxes for the nine months ended September 30, 2017 and 2016 reflects a combined effective U.S. federal, state and foreign tax rate of 35.8% and 35.4%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consists primarily of state taxes, domestic tax credits and foreign tax rate differences.

Liquidity and Capital Resources

Cash provided by operating activities was $8,646 for the nine months ended September 30, 2017, compared to cash used by operating activities of $1,215 for the comparable period in 2016. The cash provided by operating activities for the 2017 period was primarily attributable to consolidated net income, as well as decreases in inventory and prepaid expenses and increases in accrued liabilities, offset by increases in accounts receivable and decreases in accounts payable. Certain components of accounts receivable and accounts payable have extended collection and payment terms.

Cash used in investing activities was $17,943 for the nine months ended September 30, 2017 compared to $19,150 for the comparable period in 2016. The cash used in investing activities for both the 2017 and 2016 periods was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash provided by financing activities was $9,004 for the nine months ended September 30, 2017, compared to cash provided by financing activities of $14,214 for the comparable period in 2016. The cash provided by financing activities for the 2017 period resulted from borrowings on the credit facility of $15,000, $143 of proceeds from stock option exercises and $183 from excess tax benefit from stock-based compensation, offset by the cash used to pay dividends for the 2017 period of $6,139.

During the nine months ended September 30, 2017, we borrowed a total of $35,000 and repaid a total of $20,000 under our credit facility. At October 31, 2017, we had $20,000 in outstanding borrowings under the credit facility. Borrowings under the credit facility during 2017 were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

As of September 30, 2017, we had cash and cash equivalents of $33,499 not including $30,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness. At September 30, 2017, the Company had commitments of approximately $14,600 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2017 and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the fourth quarter of 2017 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2017 and December 31, 2016, $27,682 and $21,675, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company is finalizing the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The plan includes consolidating primary manufacturing operations at one location. The current estimated costs of this project are approximately $24,700, including machinery and equipment, buildings and improvements and land. Approximately $23,700 of these costs were incurred as of September 30, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the fourth quarter of 2017. The timing and costs of the project are subject to change. We do not anticipate any employee severance costs or any material relocation expense associated with the consolidation since the two existing facilities are very close to each other. In June 2017, the Company sold the remaining plant location and realized a net gain of $601. A portion of the sold facility was leased from the buyer through November 2017 while production of certain equipment and storage of raw materials is relocated to the other Pennsylvania and Tennessee locations.

The Company also began several capital projects during 2016 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $21,100. Approximately $19,400 of these costs were incurred as of September 30, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the fourth quarter of 2017. In addition, the Company began construction on an administrative building at its Ooltewah, Tennessee facility in June 2017. The current estimated costs of this project are approximately $4,200. Approximately $700 of these costs were incurred as of September 30, 2017, and the remaining costs are expected to be incurred by March 2018. The timing and cost of these projects are subject to change.

Credit Facilities and Other Obligations

Credit Facility

On April 6, 2010 we entered into a Loan Agreement with First Tennessee Bank National Association for a $20,000 unsecured revolving credit facility. On December 21, 2011, our unsecured revolving credit facility was increased to $25,000. On June 11, 2015, the credit facility was further renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance current capital expenditure projects. On April 5, 2017, the credit facility was further renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2016 and the nine months ended September 30, 2017 and anticipate that we will continue to be in compliance during the remainder of 2017.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At September 30, 2017 and December 31, 2016, the Company had $20,000, and $5,000 outstanding borrowings under the credit facility, respectively. At October 31, 2017, the Company had $20,000 in outstanding borrowings under the credit facility. The borrowings under the credit facility were primarily used to finance our current capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

Other Long-Term Obligations

At September 30, 2017, we had approximately $1,401 in non-cancelable operating lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest was equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 2.73% at September 30, 2017). At the borrowing level under the credit facility at September 30, 2017, a one percent change in the interest rate on our variable-rate debt would not have a material impact on our financial position, results of operations or cash flows for the three-month period ended September 30, 2017.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. At September 30, 2017, we recognized a $3,444 increase in our foreign currency translation adjustment account compared with December 31, 2016 because of fluctuations of the U.S. dollar against certain foreign currencies, including the Euro and the British pound, compared to a $121 increase for the prior year period.

For the three months ended September 30, 2017 and 2016, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $106 and a net gain of $238, respectively.

For the nine months ended September 30, 2017 and 2016, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net gain of $590 and a net gain of $451, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ Deborah L. Whitmire
Deborah L. Whitmire
Executive Vice President and Chief Financial Officer

Date: November 8, 2017

