Form 10-K
period 2017-12-31
MILLER INDUSTRIES INC /TN/
filed 2018-03-07
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $203,918,653 (based on 8,205,982 shares held by non-affiliates at $24.85 per share, the last sale price reported on the New York Stock Exchange on June 30, 2017).

At February 28, 2018 there were 11,384,296 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price (including as a result of the imposition of tariffs) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; failure to comply with domestic and foreign anti-corruption laws; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim, the Middle East, South America and Africa, and through prime contractors to governmental entities. Additionally, as a result of our ownership of Jige International S.A. in France and Boniface Engineering, Ltd. in the United Kingdom, we have substantial distribution capabilities in Europe. While most of our distributor agreements do not generally contain exclusivity provisions, management believes that approximately 85% of our independent distributors choose to sell our products on an exclusive basis. In addition to selling our products to towing operators, our independent distributors provide them with parts and service. We also utilize sales representatives to inform prospective purchasers about our current product lines in an effort to drive sales to independent distributors. Management believes the strength of our distribution network and the breadth of our product offerings are two key advantages over our competitors.

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

Vulcan®. Our Vulcan® product line includes a range of premium light duty and heavy duty wreckers, ranging from 8-ton light duty to 75-ton heavy duty models, and car carriers.

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

Product Development and Manufacturing

Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to offering product innovations, we focus on developing or licensing new technology for our products. Research and development costs amounted to approximately $1.9 million, $1.8 million and $1.6 million for 2017, 2016 and 2015, respectively.

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

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. In 2017, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

Our sales force services our network of independent distributors and consists of sales representatives whose responsibilities include providing sales support to the entire base of independent distributors. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of our products and to maintain customer relationships. To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors. In addition to providing services to our network of independent distributors, our sales force sells our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors.

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

Product Warranties and Insurance

We generally offer a 12-month limited manufacturer’s product and service warranty on our wrecker and car carrier products. Our warranty generally provides for repair or replacement of failed parts or components. Our independent distributor customers regularly perform any needed warranty repair work themselves, rather than shipping products back to us, and then invoice us for the cost of the parts and labor. Management believes that we maintain adequate general liability and product liability insurance.

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. Given our production and delivery schedules, management generally believes that the current backlog represents less than four months of production.

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

Employees

We employed approximately 1,120 people as of December 31, 2017. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

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

Our trademarks “Century®,” “Holmes®,” “Champion®,” “Challenger®,” “Pro Star®,” “Street Runner®,” “Vulcan®,” “Right Approach®” and “Extreme Angle®,” among others, are registered with the United States Patent and Trademark Office. Management believes that our trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

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

Name	Age	Position

William G. Miller	71	Chairman of the Board

Jeffrey I. Badgley	65	Co-Chief Executive Officer

William G. Miller, II	39	President and Co-Chief Executive Officer

Frank Madonia	69	Executive Vice President, Secretary and General Counsel

Deborah Whitmire	52	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	61	Chief Information Officer

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

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts, leaves us subject to changes in price (including as a result of the imposition of tariffs) and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Steel, aluminum, fuel and other commodity prices have historically experienced high volatility depending on market conditions and global demand. Price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. In addition, pricing of raw materials, such as steel and aluminum, may be impacted by the level of tariffs imposed on imports. President Trump has indicated an intention to impose tariffs on imported steel of 25% and on imported aluminum of 10%. The Company uses a substantial amount of imported steel and aluminum in its products. Details regarding the applicability of any tariffs that may be enacted have not been established at this time. If these tariffs are enacted and apply to materials imported by the Company, then the price of such imported materials will increase substantially and the price of U.S. made steel and aluminum can also be expected to increase substantially. In this case, the Company would consider attempting to offset these increases through price increases and cost surcharges to the extent possible, as it has historically done to offset other price increases. However, it is uncertain how much of any price increases (including as a result of new tariffs) could be offset in this manner. In any event, price increases require a long lead time for the Company to implement with its customers while the higher material costs would be felt much sooner. As a result, there is a substantial risk that the Company’s financial performance and competitive position could be materially adversely impacted by the imposition of these tariffs and by higher prices generally.

Demand for our products also could be negatively affected by supply delays of truck chassis and other component parts used in our products. Our third party suppliers’ ability to supply us with truck chassis and component parts is limited by their available capacity to manufacture the component parts we require. We have experienced supply delays and limitations for component parts during the latter part of 2017. If these delays continue or worsen, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand. At this time, we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available. However, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance. Our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials. Any of these factors could negatively affect our customers’ capacity for purchasing, towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. On March 29, 2017, the UK notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date. Also, a portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar. Brexit has caused, and may continue to result in, significant volatility in global stock markets and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad in general.

Failure to comply with domestic and foreign anti-corruption laws could have an adverse effect on our business.

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. Failure to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other foreign anti-bribery laws could have an adverse effect on our business. Violations of these laws, or allegations of such violations, could result in our incurring significant fees and having fines and criminal sanctions imposed on us or our employees, and could adversely impact our business with government entities.

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

A disruption in our information technology ("IT") systems or any violation of data protection laws could adversely impact our business and operations.

We rely on the accuracy, capacity and security of our IT systems and our ability to update these systems in response to the changing needs of our business. We use our IT systems to collect and store confidential and sensitive data, including information about our business, our customers and our employees. Our IT systems may be disrupted or fail for a number of reasons, including natural disasters, such as fires; power loss; software “bugs”, hardware defects or human error; or hacking, computer viruses, malware, ransomware or other cyber attacks.

As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication features that are susceptible to both willful and unintentional security breaches. We have incurred costs and expect to incur significant additional costs in order to implement security measures that we feel are appropriate to protect our IT systems. Despite these efforts, future attacks could result in our systems or data being breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. In the event of a breach in security that allows third parties access to personal information, we are subject to a variety of ever-changing laws on a global basis that may require us to provide notification to the data owners, and that may subject us to lawsuits, fines and other means of regulatory enforcement or harm employee morale.

Any disruption, outage or breach of our IT systems could result in interruption of our business operations, damage to our reputation and a loss of confidence in our security measures, all of which could adversely affect our business. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to significant claims, liability, or fines based upon alleged breaches of contract or applicable laws. Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could increase our cost of providing our products and services.

Changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results and our effective tax rate.

As a result of our international operations, we are subject to various taxes in both U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax laws, regulations and rates in these various jurisdictions may be subject to significant change. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Changes to long-standing tax principles in the countries in which we operate could adversely affect our effective tax rate or result in higher cash tax liabilities. Increases in our effective tax rate or tax liabilities could have a material adverse effect on us.

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

Our current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and anticipate that we will continue to be in compliance during 2018. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility. During 2017, we borrowed a total of $20 million under our credit facility, of which we had repaid $15 million at December 31, 2017. The borrowings under the credit facility were primarily used to finance our capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities. As of December 31, 2017 and March 6, 2018, we had $10 million in outstanding borrowings under our credit facility.

We cannot assure you that we will declare dividends on our common stock.

Our board of directors approved a dividend policy in 2011 to consider and pay quarterly dividends on our common stock subject to our ability to satisfy all applicable statutory requirements and our continued financial strength. While we currently intend to pay a quarterly dividend on shares of our common stock, to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, capital requirements, restrictions in financing agreements and such other factors as our board of directors may deem relevant from time to time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; and two in Greeneville, Tennessee. The Ooltewah plant, containing approximately 315,000 square feet (plus approximately 16,000 square feet under construction and 51,000 square feet of leased property), produces light and heavy duty wreckers; the Hermitage plant, containing approximately 243,000 square feet (plus approximately 36,000 square feet of leased property), produces car carriers; and the Greeneville plants, containing an aggregate of approximately 210,000 square feet, produce car carriers, heavy duty wreckers and trailers.

During 2017, the Company substantially completed the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The manufacturing operations of the two primary Pennsylvania locations were consolidated at one expanded location. In June 2017, the Company sold the vacated plant location. A portion of the sold facility was leased from the buyer through November 2017, while production of certain equipment and storage of raw materials was relocated to the other Pennsylvania and Tennessee locations. Also in process are several capital projects involving machinery and equipment and building improvements at the Company’s Ooltewah, Tennessee and Greeneville, Tennessee facilities. In addition, the Company began construction on an administrative building at its Ooltewah, Tennessee facility in June 2017. For a discussion of these capital projects, see “Liquidity and Capital Resources” in Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

We also have two manufacturing facilities and one storage facility located in the Lorraine region of France, which have, in the aggregate, approximately 205,000 square feet, and manufacturing operations in Norfolk, England, with approximately 48,000 square feet.

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

	Price Range of Common Stock
Period	High	Low
Year Ending December 31, 2016
First Quarter	$21.77	$19.10
Second Quarter	22.71	19.84
Third Quarter	22.79	20.38
Fourth Quarter	27.70	21.55
Year Ending December 31, 2017
First Quarter	$27.80	$23.55
Second Quarter	26.75	23.65
Third Quarter	27.95	24.25
Fourth Quarter	28.85	24.80

As of February 28, 2018, there were approximately 461 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2017, 2016 and 2015 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount (in thousands)

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

Q1 2017	March 27, 2017	April 3, 2017	$0.18	$2,043
Q2 2017	June 13, 2017	June 20, 2017	0.18	2,048
Q3 2017	September 11, 2017	September 18, 2017	0.18	2,048
Q4 2017	December 4, 2017	December 11, 2017	0.18	2,049
Total for 2017			$0.72	$8,188

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2017.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Index over the period of time from December 31, 2012 through December 31, 2017. The respective returns assume reinvestment of dividends paid.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Miller Industries, Inc.	100	122	136	143	173	169
NYSE Composite Index	100	123	128	120	131	152
S&P Construction Index	100	98	94	70	99	142

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$615,101	$601,119	$540,966	$492,776	$404,170
Costs of operations	548,000	536,840	483,353	439,791	361,734
Gross Profit	67,101	64,279	57,613	52,985	42,436
Operating Expenses:
Selling, general, and administrative expenses	35,561	32,318	31,491	28,496	28,323
Non-operating Expenses:
Interest expense, net	1,588	1,161	919	554	369
Other expense (income)	(387)	(277)	340	437	(119)
Total expenses	36,762	33,202	32,750	29,487	28,573

Income before income taxes	30,339	31,077	24,863	23,498	13,863
Income tax provision	7,323	11,155	8,887	8,660	5,175
Net income	23,016	19,922	15,976	14,838	8,688
Net loss attributable to noncontrolling interests	–‒	–‒	–‒	66	542
Net income attributable to Miller Industries, Inc.	$23,016	$19,922	$15,976	$14,904	$9,230

Basic income per common share	$2.02	$1.76	$1.41	$1.32	$0.82
Diluted income per common share	$2.02	$1.75	$1.41	$1.31	$0.82
Weighted average shares outstanding:
Basic	11,368	11,346	11,324	11,297	11,233
Diluted	11,385	11,374	11,360	11,354	11,324

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Working capital (1)	$125,734	$119,797	$121,046	$126,713	$120,821
Total assets	317,238	297,438	268,356	262,355	226,669
Long-term obligations (2)	10,606	5,000	—	—	—
Common shareholders’ equity	203,100	184,602	173,862	168,454	161,713

	December 31,
	2017	2016	2015	2014	2013
Other Data:
Cash dividend per common share	$0.72	$0.68	$0.64	$0.60	$0.56

(1)	Working capital consists of current assets less current liabilities.

(2)	Long-term obligations consist of outstanding balances on credit facility and other long-term loans, including current portions. Noncurrent taxes payable and deferred income tax liability are excluded.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2017 and March 6, 2018, the Company owed $10,000 under the credit facility. The borrowings under the credit facility were primarily used to finance our capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities. As of December 31, 2017, the Company also owed $606 under a fixed rate loan to its French subsidiary, Jige International S.A. These borrowings are being used primarily for capital expenditure projects at our operating facilities in France.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. A discussion of critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

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

Inventory

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived asset may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available, independent appraisals or sales price negotiations. The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions, and industry competition and general economic and business conditions among other factors. We believe that these estimates are reasonable; however, changes in any of these factors could affect these evaluations. Based on these estimates, we believe that our long-lived assets are appropriately valued.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple foreign jurisdictions. Accounting Standards Codification (“ASC”) 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, on the basis of the technical merits.

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

We plan to repatriate a portion of our undistributed foreign earnings to the United States. However, we are still in the process of determining the timing and the amount of such distributions.

Revenues

Under our accounting policies, revenues are recorded when the risk of ownership for products has transferred to independent distributors or other customers, which generally occurs on shipment. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains and a schedule for delivery has been established. While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase the truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margin percentages are substantially lower on completed recovery vehicles containing company-purchased chassis.

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

	2017	2016	2015
Net Sales	100.0%	100.0%	100.0%
Costs of operations	89.1%	89.3%	89.4%
Gross Profit	10.9%	10.7%	10.6%
Operating Expenses:
Selling, general and administrative	5.8%	5.4%	5.8%
Interest expense, net	0.3%	0.2%	0.1%
Other expense (income)	(0.1)%	(0.1)%	0.1%
Total operating expenses	6.0%	5.5%	6.0%
Income before income taxes	4.9%	5.2%	4.6%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales were $615,101 for the year ended December 31, 2017, compared to $601,119 for the year ended December 31, 2016, an increase of 2.3%. The increase in revenue was primarily attributable to increased demand levels in our international markets and continued strong economic conditions and positive consumer sentiment in both domestic and international markets. Foreign net sales for the period increased from $63,811 to $87,967 offset by a decrease in domestic net sales for the period from $537,308 to $527,134.

Costs of operations increased 2.1% to $548,000 for the year ended December 31, 2017 from $536,840 for the year ended December 31, 2016, which was attributable to increased production as a result of the strong demand levels. Overall, costs of operations as a percentage of net sales decreased from 89.3% for the year ended December 31, 2016 to 89.1% for the year ended December 31, 2017 primarily due to product mix.

Selling, general and administrative expenses for the year ended December 31, 2017 increased to $35,561 from $32,318 for the year ended December 31, 2016. The increase in expenses was primarily attributable to increased personnel costs related to rising employee benefit costs. As a percentage of net sales, selling, general and administrative expenses increased to 5.8% for 2017 from 5.4% for 2016.

Interest expense, net increased to $1,588 for the year ended December 31, 2017 from $1,161 for the year ended December 31, 2016. Increases in interest expense, net were primarily due to increases in interest on distributor floor planning and borrowings under the credit facility.

Other expense (income) generally relates to foreign currency transaction gains and losses. However, during 2017, we realized a gain of $601 on the sale of one of our Pennsylvania buildings and recognized the gain in other expense (income). The net gain was $387 for 2017 compared to a net gain of $277 for 2016.

The provision for income taxes for the years ended December 31, 2017 and 2016 reflects a combined federal, state and foreign tax rate of 24.1% and 35.8%, respectively, which corresponds to a tax provision of $7,323 for 2017 as compared to $11,155 for 2016. Our tax rate was primarily affected by the provisions of the Tax Cuts and Jobs Act (“TCJA”), which was signed into law by the President on Friday December 22, 2017. The TCJA included a reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, thus causing significant remeasurements of our deferred tax liabilities and assets. The release of the liability for our previous unrecognized tax benefit also contributed $1,157 to the decrease in the income tax provision, which contributed to the decreased tax rate. These decreases in the tax provision were partially offset by the deemed repatriation of our accumulated foreign earnings imposed by the TCJA of $1,102. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

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

Other expense (income) generally relates to foreign currency transaction gains and losses. During 2016, the net gain was $277 compared to a net loss of $340 for 2015.

The provision for income taxes for the years ended December 31, 2016 and 2015 reflects a combined federal, state and foreign tax rate of 35.8% and 35.7%, respectively. Our tax rate was affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earned in those jurisdictions. It was also affected by discrete items that occur in any given year, but are not consistent from year to year. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Cash provided by operating activities during 2017 was $13,975, compared to $20,926 and $20,165 provided during 2016 and 2015, respectively. Cash provided by operating activities for 2017, 2016 and 2015 was primarily attributed to consolidated net income. For 2017, cash provided by operating activities reflects decreases to prepaid expenses and increases to accrued liabilities, offset by increases to accounts receivable and inventories, and decreases in accounts payable. For 2016, cash provided by operating activities reflects decreases in inventory and increases to accounts payable, offset by increases in accounts receivable and prepaid expenses, and decreases to accrued expenses. For 2015, cash provided by operating activities reflects decreases in accounts receivable and increases in accounts payables and accrued liabilities, offset by increases in other components of working capital, including inventory.

Cash used in investing activities during 2017 was $23,390, compared to $25,023 and $11,899 used during 2016 and 2015, respectively. The cash used in investing activities for 2017, 2016 and 2015 was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash used in financing activities during 2017 was $2,436, compared to $2,712 and $7,067 used during 2016 and 2015, respectively. The cash used in financing activities for 2017 resulted primarily from cash used to pay dividends of $8,188, partially offset by net borrowings on the credit facility of $5,000, a small amount of borrowings by one of our foreign subsidiaries, and exercises of stock options. The cash used in financing activities for 2016 resulted primarily from cash used to pay dividends for 2016 of $7,715, partially offset by net borrowings on the credit facility of $5,000. The cash used in financing activities in 2015 was primarily to pay cash dividends, offset in a small amount by proceeds from the exercise of stock options.

During 2017, we borrowed a total of $20,000 under our current credit facility, of which we had repaid $15,000 at December 31, 2017. The borrowings under the credit facility were primarily used to finance our capital expenditure projects for our Pennsylvania manufacturing operations and our Ooltewah, Tennessee and Greeneville, Tennessee facilities. Over the past year, we generally have used available cash flow from operations to pay for capital expenditures, to pay dividends and to repay debt under our credit facility.

As of December 31, 2017, we had cash and cash equivalents of $21,895, not including $40,000 of unused availability under our credit facility. At March 6, 2018, our outstanding borrowings under the credit facility remained at the December 31, 2017 balance of $10,000. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal payments on indebtedness. At December 31, 2017, we had commitments of approximately $11,083 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at December 31, 2017, with additional borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2018 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2017 and 2016, $12,650 and $21,675, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries based in the local currency.

During 2017, the Company substantially completed the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The manufacturing operations of the two primary Pennsylvania locations were consolidated at one expanded location and, in June 2017, the Company sold the remaining plant location and realized a net gain of $601 on the property. A portion of the sold facility was leased from the buyer through November 2017, while production of certain equipment and storage of raw materials was relocated to the other Pennsylvania and Tennessee locations. As of December 31, 2017, only a de minimis amount of costs were remaining of the $24,700 total project costs. These project costs are included in property, plant and equipment, net on the consolidated balance sheets.

The Company also continued several capital projects during 2017 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $21,200. Approximately $21,000 of these costs were incurred as of December 31, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the first quarter of 2018. In addition, the Company began construction on an administrative building at its Ooltewah, Tennessee facility in June 2017. The current estimated costs of this project are approximately $4,200. Approximately $1,581 of these costs were incurred as of December 31, 2017, and the remaining costs are expected to be incurred during the first half of 2018. The timing and cost of these projects are subject to change.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2017.

	Payment Due By Period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,938	$752	$488	$251	$447
Purchase Obligations (3)	33,463	33,463	—	—	—
Revolving Credit Facility	10,000	—	10,000	—	—
Other Long-term Obligations	606	394	212	—	—
Commitments for construction and acquisition of plant and equipment (4)	11,083	11,083	—	—	—
Total	$57,090	$45,692	$10,700	$251	$447

(1)	Amounts do not include potential contingent obligations of $54,093 under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Amounts do not include approximately $1,102 noncurrent taxes payable relating to the deemed repatriation of foreign income required by the Tax Cuts and Jobs Act. We are currently in the process of determining the timing and amounts of these payments. For more information on the deemed repatriation tax, see Note 6 to our Consolidated Financial Statements.

(3)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

(4)	Represents commitments to various capital projects and equipment acquisitions.

Credit Facility and Other Obligations

Credit Facility

On June 11, 2015, the credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance capital expenditure projects. On April 5, 2017, the credit facility was further renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and anticipate that we will continue to be in compliance during 2018.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

Outstanding Borrowings

As of December 31, 2017 and March 6, 2018, the Company owed $10,000 under the credit facility. The borrowings under the credit facility were primarily used to finance our capital expenditure projects for our Pennsylvania manufacturing operations and at our Ooltewah, Tennessee and Greeneville, Tennessee facilities.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a $1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 3.07% at December 31, 2017). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2017.

Other Long-Term Obligations

We had approximately $1,938 in non-cancellable operating lease obligations at December 31, 2017.

Recent Accounting Pronouncements

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In addition, during 2016 the FASB issued additional guidance to clarify certain implementation guidance previously issued and to rescind certain SEC guidance effective upon an entity’s adoption of the new standard. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company expects to use the modified retrospective approach to implement the standard. The Company has substantially completed its evaluation of revenue streams and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue recognition policy. In addition, the Company has implemented appropriate changes to business processes, information technology systems and internal controls to support recognition and disclosure under the new standard. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements. For an estimate of the impact to shareholders’ equity, see Note 2 to our Consolidated Financial Statements.

The FASB's new leases standard Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases (i.e. operating and finance) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The finance lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See Note 5 to our Consolidated Financial Statements for the Company’s current lease commitments. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Recently Adopted Standards

In July 2015, the FASB issued amendments to the Inventory topic of the ASC to require inventory to be measured at the lower of cost and net realizable value. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory, there are no other substantive changes to the guidance on measurement of inventory. The Company prospectively adopted these amendments in the first quarter of 2017. The adoption did not have a material effect on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The Company adopted these amendments in the first quarter of 2017. The adoption did not have a material effect on its consolidated financial statements.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 3.07% at December 31, 2017). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2017.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2017, 2016 and 2015, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net loss of $214, a net gain of $277 and a net loss of $340, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During 2017, we recognized a $3,374 increase in our foreign currency translation adjustment account because of the weakening of the U.S. dollar against certain foreign currencies, compared to decreases of $1,566 and $3,703 during 2016 and 2015, respectively.

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

Management, including our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2017, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which appears herein.

March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited Miller Industries, Inc.’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15, of the Company and our report dated March 7, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC
Chattanooga, Tennessee
March 7, 2018

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

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by Elliott Davis, LLC (f/k/a Elliott Davis Decosimo, LLC), our principal accountants during 2015, 2016 and 2017, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	April 22, 2002	3.1

3.2	Amended and Restated Bylaws of the Registrant	—	Form 10-Q	November 8, 2007	3.2

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Employment Agreement dated as of December 30, 2008 between the Registrant and William G. Miller**	—	Form 10-Q	May 6, 2009	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.3	Form of Indemnification Agreement by and between the Registrant and each of Theodore H. Ashford, III, Jeffrey I. Badgley, A. Russell Chandler, III, Frank Madonia, William G. Miller, William G. Miller, II, and Richard H. Roberts **	—	Form 10-Q	September 14, 1998	10

10.4	Employment Agreement, dated as of December 30, 2008, between the Registrant and Jeffrey I. Badgley**	—	Form 10-Q	May 6, 2009	10.2

10.5	Agreement between the Registrant and Jeffrey I. Badgley, effective December 30, 2008**	—	Form 10-Q	May 6, 2009	10.5

10.6	Letter Agreement, dated as of November 27, 2013 between the Registrant and William G. Miller, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008**	—	Form 10-K	March 5, 2014	10.18

10.7	Letter Agreement, dated as of November 27, 2013 between the Registrant and Jeffrey I. Badgley, effective as of December 31, 2013, amending the Employment Agreement dated as of December 30, 2008 and the Change in Control Agreement effective December 30, 2008**	—	Form 10-K	March 5, 2014	10.19

10.8	Non-Employee Director Stock Plan**	—	Schedule 14A	January 23, 2004	Annex A

10.9	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.10	Amended and Restated Loan Agreement, dated December 30, 2014, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 10-K	March 4, 2015	10.25

10.11	First Amendment to Amended and Restated Loan Agreement, dated as of June 11, 2015, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	June 17, 2015	10.1

10.12	Master Revolving Credit Note dated as of June 11, 2015 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	June 17, 2015	10.2

10.13	Amended and Restated Loan Agreement, dated as of June 22, 2016, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association		Form 8-K	June 24, 2016	10.1

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.14	Amended and Restated Master Revolving Credit Note dated as of June 22, 2016 from the Registrant payable to First Tennessee Bank National Association		Form 8-K	June 24, 2016	10.2

10.15	Amended and Restated Loan Agreement, dated as of April 5, 2017, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association		Form 8-K	April 11, 2017	10.1

10.16	Amended and Restated Master Revolving Credit Note dated as of April 5, 2017 from the Registrant payable to First Tennessee Bank National Association		Form 8-K	April 11, 2017	10.2

10.17	Miller Industries, Inc. 2016 Stock Incentive Plan **		Schedule 14A	April 19, 2017	Appendix A

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

**	Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

I               The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2003.

Chattanooga, Tennessee
March 7, 2018

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

(In thousands, except share data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$21,895	$31,115
Accounts receivable, net of allowance for doubtful accounts of $1,038 and $1,004, at December 31, 2017 and 2016, respectively	132,699	125,383
Inventories, net	68,567	64,136
Prepaid expenses	4,272	5,006
Total current assets	227,433	225,640
PROPERTY, PLANT AND EQUIPMENT, net	77,628	59,613
GOODWILL	11,619	11,619
OTHER ASSETS	558	566
	$317,238	$297,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,304	$85,116
Accrued liabilities	22,001	20,727
Long-term obligations due within one year	394	—
Total current liabilities	101,699	105,843
LONG-TERM OBLIGATIONS	10,212	5,000
NONCURRENT TAXES PAYABLE	1,102	—
DEFERRED INCOME TAX LIABILITIES	1,125	1,993
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,378,482 and 11,346,060, outstanding at December 31, 2017 and 2016, respectively	114	113
Additional paid-in capital	150,699	150,404
Accumulated surplus	55,580	40,752
Accumulated other comprehensive income (loss)	(3,293)	(6,667)
Total shareholders’ equity	203,100	184,602
	$317,238	$297,438

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except per share data)

	2017	2016	2015
NET SALES	$615,101	$601,119	$540,966
Costs of operations	548,000	536,840	483,353
Gross Profit	67,101	64,279	57,613

OPERATING EXPENSES:
Selling, general, and administrative expenses	35,561	32,318	31,491

NON-OPERATING EXPENSES
Interest expense, net	1,588	1,161	919
Other expense (income)	(387)	(277)	340
Total expenses	36,762	33,202	32,750

INCOME BEFORE INCOME TAXES	30,339	31,077	24,863
INCOME TAX PROVISION	7,323	11,155	8,887
Net Income	$23,016	$19,922	$15,976

BASIC INCOME PER COMMON SHARE	$2.02	$1.76	$1.41

DILUTED INCOME PER COMMON SHARE	$2.02	$1.75	$1.41

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.68	$0.64

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,368	11,346	11,324
Diluted	11,385	11,374	11,360

The accompanying notes are an integral part of these consolidated statements.

F-4

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Net income	$23,016	$19,922	$15,976

Other comprehensive income (loss):
Foreign currency translation adjustment	3,374	(1,566)	(3,703)
Total other comprehensive income (loss)	3,374	(1,566)	(3,703)

Comprehensive income	$26,390	$18,356	$12,273

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2014	113	149,917	19,822	(1,398)	168,454
Components of comprehensive income:
Net income	—	—	15,976	—	15,976
Foreign currency translation adjustments	—	—	—	(3,703)	(3,703)
Total comprehensive income	—	—	15,976	(3,703)	12,273
Issuance of common stock to non-employee directors (4,620)	—	96	—	—	96
Exercise of stock options (34,000)	—	186	—	—	186
Excess tax effect for stock-based compensation	—	106	—	—	106
Dividends paid, $0.64 per share	—	—	(7,253)	—	(7,253)
BALANCE, December 31, 2015	113	150,305	28,545	(5,101)	173,862
Components of comprehensive income:
Net income	—	—	19,922	—	19,922
Foreign currency translation adjustments	—	—	—	(1,566)	(1,566)
Total comprehensive income	—	—	19,922	(1,566)	18,356
Issuance of common stock to non-employee directors (4,410)	—	96	—	—	96
Exercise of stock options (500)	—	3	—	—	3
Dividends paid, $0.68 per share	—	—	(7,715)	—	(7,715)
BALANCE, December 31, 2016	113	150,404	40,752	(6,667)	184,602
Components of comprehensive income:
Net income	—	—	23,016	—	23,016
Foreign currency translation adjustments	—	—	—	3,374	3,374
Total comprehensive income	—	—	23,016	3,374	26,390
Issuance of common stock to non-employee directors (5,922)	—	150	—	—	150
Exercise of stock options (26,500)	1	145	—	—	146
Dividends paid, $0.72 per share	—	—	(8,188)	—	(8,188)
BALANCE, December 31, 2017	$114	$150,699	$55,580	$(3,293)	$203,100

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$23,016	$19,922	$15,976
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	6,147	4,828	4,317
(Gain) Loss on disposals of property and equipment	(608)	18	74
Deferred tax provision	(868)	3,219	573
Provision for doubtful accounts	86	(462)	282
Issuance of non-employee director shares	150	96	96
Changes in operating assets and liabilities:
Accounts receivable	(6,668)	(17,253)	5,736
Inventories	(2,844)	1,018	(11,015)
Prepaid expenses	765	(3,361)	(31)
Accounts payable	(5,806)	12,931	3,819
Accrued liabilities	583	(30)	338
Net cash flows from operating activities	13,953	20,926	20,165
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(24,693)	(25,026)	(11,900)
Proceeds from sale of property and equipment	1,303	3	1
Net cash flows from investing activities	(23,390)	(25,023)	(11,899)
FINANCING ACTIVITIES:
Net borrowings under credit facility	5,000	5,000	—
Payments of cash dividends	(8,188)	(7,715)	(7,253)
Proceeds from exercise of stock options	146	3	186
Proceeds from other long-term obligations	606	—	—
Net cash flows from financing activities	(2,436)	(2,712)	(7,067)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	2,653	(525)	(2,347)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(9,220)	(7,334)	(1,148)
CASH AND TEMPORARY INVESTMENTS, beginning of year	31,115	38,449	39,597
CASH AND TEMPORARY INVESTMENTS, end of year	$21,895	$31,115	$38,449
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,219	$1,877	$1,432
Cash payments for income taxes, net of refunds	$7,815	$11,605	$8,566

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Chassis	$7,525	$8,524
Raw materials	30,109	26,322
Work in process	13,521	11,620
Finished goods	17,412	17,670
	$68,567	$64,136

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax reporting purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Internal labor is used in certain capital projects. Gains and losses on disposals of property, plant and equipment are recorded as other expense (income) in the consolidated statements of income.

Property, plant and equipment at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Land and improvements	$11,333	$10,027
Buildings and improvements	66,826	57,697
Machinery and equipment	44,161	34,984
Furniture and fixtures	10,227	9,243
Software costs	10,345	10,281
	142,892	122,232
Less accumulated depreciation	(65,264)	(62,619)
	$77,628	$59,613

The Company recognized $6,147, $4,828 and $4,317 in depreciation expense in 2017, 2016 and 2015, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 17,000, 28,000 and 36,000 potential dilutive common shares in 2017, 2016 and 2015, respectively. For 2017, 2016 and 2015, none of the outstanding stock options would have been anti-dilutive.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

Goodwill

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized. However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount had been impaired. The Company reviews goodwill for impairment utilizing a qualitative assessment or a two-step process. If the qualitative analysis of goodwill is utilized and it is determined that fair value more likely than not exceeds the carrying value, no further testing is needed. If the two-step approach is chosen, first, the carrying value of the entity is compared to the fair value. If the fair value is less, a comparison of the carrying value of goodwill to the fair value of goodwill is performed to determine if a write-down is required.

Patents, Trademarks and Other Purchased Product Rights

The cost of acquired patents, trademarks and other purchased product rights is capitalized and amortized using the straight-line method over various periods not exceeding 20 years. Total accumulated amortization of these assets was $1,547 at December 31, 2017 and 2016. At December 31, 2017 and 2016, all intangible assets subject to amortization were fully amortized. As acquisitions and dispositions of intangible assets occur in the future, the amortization amounts may vary.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2017 and 2016:

	2017	2016
Accrued wages, commissions, bonuses and benefits	$8,632	$7,452
Accrued products warranty	3,147	2,821
Accrued taxes	828	2,887
Other	9,394	7,567
	$22,001	$20,727

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

Stock-Based Compensation

Stock compensation expense was $0 for 2017, 2016 and 2015.

No options were granted during 2017 or 2016. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

At December 31, 2017, the Company had no unrecognized compensation expense related to stock options. The Company issued approximately 26,500 and 500 shares of common stock during 2017 and 2016, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2017, 2016 and 2015, was $2,618, $1,750 and $3,076, respectively.

The table below provides a summary of the warranty liability for December 31, 2017 and 2016:

	2017	2016
Accrual at beginning of the year	$2,821	$3,140
Provision	2,618	1,750
Settlement and Other	(2,292)	(2,069)
Accrual at end of year	$3,147	$2,821

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. At December 31, 2017, the Company had one customer with a trade account receivable balance comprising 12% of total accounts receivable. This was the only account with a balance greater than 10% of total accounts receivable at December 31, 2017. There were no accounts at December 31, 2016 with a balance greater than 10% of total receivables.

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $1,943, $1,797 and $1,595 for 2017, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In addition, during 2016 the FASB issued additional guidance to clarify certain implementation guidance previously issued and to rescind certain SEC guidance effective upon an entity’s adoption of the new standard. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company expects to use the modified retrospective approach to implement the standard. The Company has substantially completed its evaluation of revenue streams and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue recognition policy. In addition, the Company has implemented appropriate changes to business processes, information technology systems and internal controls to support recognition and disclosure under the new standard. As a result of the adoption, the Company will include the costs of painting activities as performance obligations, thus causing timing differences regarding when such performance obligations will be considered complete. The Company expects the adoption of the new revenue standard will result in a cumulative effect decrease in shareholders’ equity as of January 1, 2018 of approximately $324. This cumulative reduction in shareholders’ equity will reverse through income in 2018, for a net impact of $0.

The FASB's new leases standard Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases (i.e. operating and finance) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The finance lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See Note 5 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Standards

In July 2015, the FASB issued amendments to the Inventory topic of the ASC to require inventory to be measured at the lower of cost and net realizable value. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory, there are no other substantive changes to the guidance on measurement of inventory. The Company prospectively adopted these amendments in the first quarter of 2017. The adoption did not have a material effect on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The Company adopted these amendments in the first quarter of 2017. The adoption did not have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no impact on previously reported shareholders’ equity or net income.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Credit Facility. On June 11, 2015, the credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to March 31, 2018 and our unsecured revolving credit facility was increased to $30,000. On June 22, 2016, the credit facility was further increased to $50,000 to give the Company greater flexibility to finance capital expenditure projects. On April 5, 2017, the credit facility was further renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and anticipate that we will continue to be in compliance during 2018.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly. Interest expense on the credit facility was $492 and $341 for the years ended December 31, 2017 and 2016, respectively.

The Company had $10,000 and $5,000 in outstanding borrowings under the credit facility at December 31, 2017 and 2016, respectively.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a $1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At December 31, 2017, Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 3.07% at December 31, 2017). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2017.

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2017, 2016 and 2015 were 800,000, 0 and 0, respectively. Equity incentive awards were previously granted under the Company’s 2005 Equity Incentive Plan; however this plan expired on April 27, 2015. At the Annual Meeting of Shareholders of the Company held on May 26, 2017, the Company’s shareholders voted to approve the Miller Industries, Inc. 2016 Stock Incentive Plan, pursuant to which 800,000 shares of common stock are available for issuance pursuant to awards granted under the plan. No awards may be granted under the Company’s 2016 Stock Incentive Plan on or after August 1, 2026.

A summary of the activity of stock options for the years ended December 31, 2017, 2016 and 2015, is presented below (shares in thousands):

	2017		2016		2015
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	37	$5.49	38	$5.49	72	$5.49
Granted	—	—	—	—	—	—
Exercised	(26)	5.49	(1)	5.49	(34)	5.49
Forfeited and cancelled	—	—	—	—	—	—
Outstanding at End of Period	11	$5.49	37	$5.49	38	$5.49
Options exercisable at year end	11	$5.49	37	$5.49	38	$5.49

A summary of options outstanding under the Company’s stock-based compensation plans at December 31, 2017 is presented below (in thousands):

Exercise Price	Shares Under Option	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable	Aggregate Intrinsic Value

$5.49	11.0	$5.49	0.86	11.0	$5.49	$223

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,736, $1,730 and $1,533 in 2017, 2016 and 2015, respectively.

At December 31, 2017 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2018	$752
2019	337
2020	151
2021	129
2022	122
Thereafter	447
$1,938

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $54,093 and $45,196 at December 31, 2017 and 2016, respectively. No repurchases of products were required during 2017 or 2016.

During 2017, the Company substantially completed the consolidation and expansion of its Pennsylvania manufacturing operations to increase capacity and improve operating efficiencies. The manufacturing operations of the two primary Pennsylvania locations were consolidated at one expanded location and, in June 2017, the Company sold the remaining plant location and realized a net gain of $601 on the property. As of December 31, 2017, only a de minimis amount of costs were remaining of the $24,700 total project costs. These project costs are included in property, plant and equipment, net on the consolidated balance sheets.

The Company also continued several capital projects during 2017 involving machinery and equipment and building improvements at its Ooltewah, Tennessee and Greeneville, Tennessee facilities that it currently estimates will cost in total approximately $21,200. Approximately $21,000 of these costs were incurred as of December 31, 2017 and are included in property, plant and equipment, net on the consolidated balance sheets. The remainder of these costs are expected to be incurred during the first quarter of 2018. In addition, the Company began construction on an administrative building at its Ooltewah, Tennessee facility in June 2017. The current estimated costs of this project are approximately $4,200. Approximately $1,581 of these costs were incurred as of December 31, 2017, and the remaining costs are expected to be incurred during the first half of 2018. The timing and cost of these projects are subject to change.

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

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA creates a territorial tax system, which will generally allow companies to repatriate future foreign earnings without incurring additional U.S. taxes. It also includes a reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.

One of the main provisions of the TCJA requires the Company to compute a tax based on a deemed repatriation of deferred foreign income, whether or not actually distributed. The Company has computed a reasonable estimate of this amount to be $1,102, net of foreign tax credits, and has reflected it as a component of income tax provision in the consolidated statements of income during 2017. The Company has elected to pay the total amount of deemed repatriation tax annually over eight installment periods, and has reflected these payments as noncurrent taxes payable in the consolidated balance sheets as of December 31, 2017.

Due to the inherent complexity of the calculation for the deemed repatriation tax, the Company intends to follow the elective guidance outlined in SEC Staff Accounting Bulletin (SAB) 118, which allows for a measurement period to adjust for the financial reporting impacts of the TCJA. While we believe our estimate of the deemed repatriation tax and related liability to be reasonable, the calculation of accumulated income from our foreign subsidiaries, and the precise application and amount of the foreign tax credit are subject to change as new information becomes available. As new information is collected, the initial estimate of the deemed repatriation tax disclosed above might require adjustment. Any such adjustment will be reflected in the same reporting period as the actual adjustment and disclosed in accordance with SAB 118.

An additional provision of the TCJA is the implementation of the Global Intangible-Low Taxed Income Tax, or "GILTI". The tax is effective for years beginning after December 31, 2017, and the Company believes it may be subject to the GILTI provisions. The Company has implemented a policy to account for the impact of GILTI in the period in which the tax actually applies to the Company. Accordingly, no direct impacts of the GILTI have been included in the consolidated financial statements for the period ended December 31, 2017. The Company does not expect for such provisions to have a material impact on its consolidated financial statements in 2018.

Income before income taxes includes the following components:

	2017	2016	2015
United States	$22,695	$25,038	$19,850
Foreign	7,644	6,039	5,013
Total	$30,339	$31,077	$24,863

The provision for income taxes on income consisted of the following in 2017, 2016 and 2015:

	2017	2016	2015
Current:
Federal	$4,871	$5,016	$5,778
Federal – Deemed Repatriation	1,102	—	—
State	(1,435)	955	913
Foreign	3,653	1,965	1,623
	8,191	7,936	8,314
Deferred:
Federal	(919)	3,057	548
State	150	205	47
Foreign	(99)	(43)	(22)
	(868)	3,219	573
	$7,323	$11,155	$8,887

The principal differences between the federal statutory tax rate and the income tax expense in 2017, 2016 and 2015:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.0%	3.8%	3.0%
Excess of (decreases in) foreign tax over US tax on foreign income	2.9%	(0.5)%	(1.1)%
Remeasurement of deferred taxes under TCJA	(7.7)%	—%	—%
Deemed repatriation tax	3.6%	—%	—%
Domestic tax deductions and credits	(3.1)%	(2.7)%	(1.2)%
Release of unrecognized tax benefit	(5.8)%	—%	—%
Other	(1.8)%	0.2%	—%
Effective tax rate	24.1%	35.8%	35.7%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$181	$58
Accruals and reserves	1,673	2,552
Other	644	259
Total deferred tax assets	2,498	2,869
Deferred tax liabilities:
Property, plant, and equipment	3,579	3,610
Investments in foreign subsidiaries	—	1,215
Total deferred tax liabilities	3,579	4,825
Valuation Allowance	(44)	(37)
Net deferred tax asset/(liability)	$(1,125)	$(1,993)

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company has not included a valuation allowance against its deferred tax assets at this time.

The deferred tax liability for undistributed investments in foreign subsidiaries was reversed in 2017 due to the elimination of the tax resulting from the tax provisions passed as part of the TCJA. We plan to repatriate a portion of our undistributed foreign earnings to the United States. However, we are still in the process of determining the timing and the amount of such distributions.

As of December 31, 2017, the Company had no federal net operating loss carryforwards, but had a state net operating loss carryforward of $865.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized.

A summary of the activity of the unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, is presented below:

	2017	2016	2015
Unrecognized tax benefits – January 1	1,037	792	526
Gross increases – tax positions in prior period	120	245	266
Gross decreases – tax positions in prior period	(1,157)	—	—
Unrecognized tax benefits – December 31	$—	$1,037	$792

During 2016, the Company accrued interest of $19 and penalties of $198 related to the unrecognized tax benefits in the chart above. The liability in total for the interest and penalties at December 31, 2016 was $217. During 2017, the Company accrued additional interest of $1 and penalties of $61 related to the unrecognized tax benefit, but subsequently released the $1,157 liability for the unrecognized tax benefits in full, including all related interest and penalties, due to changes in judgment resulting from the evaluation of new information not previously available.

The tax benefits identified in the chart above would affect our effective tax rate if recognized.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2016 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2014.

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

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2017, 2016 and 2015 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2015	March 20, 2015	March 23, 2015	$0.16	$1,809
Q2 2015	June 15, 2015	June 19, 2015	0.16	1,814
Q3 2015	September 14, 2015	September 21, 2015	0.16	1,815
Q4 2015	December 7, 2015	December 11, 2015	0.16	1,815
Total for 2015			$0.64	$7,253

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

Q1 2017	March 27, 2017	April 3, 2017	$0.18	$2,043
Q2 2017	June 13, 2017	June 20, 2017	0.18	2,048
Q3 2017	September 11, 2017	September 18, 2017	0.18	2,048
Q4 2017	December 4, 2017	December 11, 2017	0.18	2,049
Total for 2017			$0.72	$8,188

8.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2017, 2016 and 2015, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $833, $697 and $619 in 2017, 2016 and 2015, respectively.

9.	GEOGRAPHIC INFORMATION

Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows (net sales are attributed to regions based on the locations of customers):

	2017		2016		2015
	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets

North America	$527,134	$85,707	$537,308	$68,556	$467,161	$48,589

Foreign	87,967	3,540	63,811	2,676	73,805	2,505

	$615,101	$89,247	$601,119	$71,232	$540,966	$51,094

10.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2017, 2016 and 2015.

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2017
First Quarter	$148,933	$6,351	$3,839	$0.34	$0.34	$0.18
Second Quarter	153,089	8,537	5,425	0.48	0.48	0.18
Third Quarter	153,363	7,070	4,456	0.39	0.39	0.18
Fourth Quarter	159,716	9,582	9,296	0.81	0.81	0.18
Total	$615,101	$31,540	$23,016	$2.02	$2.02	$0.72

2016
First Quarter	$148,815	$4,960	$3,360	$0.30	$0.30	$0.17
Second Quarter	156,113	10,719	6,587	0.58	0.58	0.17
Third Quarter	147,597	8,621	5,522	0.49	0.49	0.17
Fourth Quarter	148,594	7,661	4,453	0.39	0.38	0.17
Total	$601,119	$31,961	$19,922	$1.76	$1.75	$0.68

12.	SUBSEQUENT EVENTS

On March 5, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable March 26, 2018 to shareholders of record as of March 19, 2018.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2015
Deduction from asset accounts:
Allowance for doubtful accounts	$1,850	282	(268)	$1,864

Year ended December 31, 2016
Deduction from asset accounts:
Allowance for doubtful accounts	$1,864	(462)	(398)	$1,004

Year ended December 31, 2017
Deduction from asset accounts:
Allowance for doubtful accounts	$1,004	86	(52)	$1,038

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 7th day of March, 2018.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Co-Chief Executive Officer
Jeffrey I. Badgley

/s/ William G. Miller, II	President, Co-Chief Executive Officer and Director
William G. Miller, II

/s/ Deborah L. Whitmire	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Deborah L. Whitmire

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

S-1

EXHIBIT INDEX

Exhibit Number	Description

21*	Subsidiaries of the Registrant

23.1*	Consent of Elliott Davis, LLC

24*	Power of Attorney (see signature page)

31.1*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.2*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer

31.3*	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.2±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer

32.3±	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.