Form 10-Q
period 2018-03-31
MILLER INDUSTRIES INC /TN/
filed 2018-05-09
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2018 was 11,384,296.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. These forward-looking statements are subject to a number of risks and uncertainties, including, the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price (including as a result of the imposition of tariffs) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; failure to comply with domestic and foreign anti-corruption laws; competitors could impede our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$15,056	$21,895
Accounts receivable, net of allowance for doubtful accounts of $1,098 and $1,038 at March 31, 2018 and December 31, 2017, respectively	136,684	132,699
Inventories, net	77,653	68,567
Prepaid expenses	6,425	4,272
Total current assets	235,818	227,433
PROPERTY, PLANT, AND EQUIPMENT, net	79,829	77,628
GOODWILL	11,619	11,619
OTHER ASSETS	539	558
	$327,805	$317,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,695	$79,304
Accrued liabilities	23,060	22,001
Long-term obligations due within one year	409	394
Total current liabilities	106,164	101,699
LONG TERM OBLIGATIONS	10,718	10,212
NONCURRENT TAXES PAYABLE	1,149	1,102
DEFERRED INCOME TAX LIABILITIES	1,086	1,125
	119,117	114,138
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,384,296 and 11,378,482, outstanding at March 31, 2018 and December 31, 2017, respectively	114	114
Additional paid-in capital	150,849	150,699
Accumulated surplus	60,201	55,580
Accumulated other comprehensive loss	(2,476)	(3,293)
Total shareholders’ equity	208,688	203,100
	$327,805	$317,238

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2018	2017

NET SALES	$159,160	$148,933
COSTS OF OPERATIONS	140,733	133,538
GROSS PROFIT	18,427	15,395

OPERATING EXPENSES:
Selling, general and administrative expenses	9,589	9,044

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	420	378
Other (income) expense, net	(915)	(14)
Total expenses, net	9,094	9,408

INCOME BEFORE INCOME TAXES	9,333	5,987
INCOME TAX PROVISION	2,663	2,148
NET INCOME	$6,670	$3,839

BASIC INCOME PER COMMON SHARE	$0.59	$0.34
DILUTED INCOME PER COMMON SHARE	$0.59	$0.34

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,384	11,350
Diluted	11,393	11,380

The accompanying notes are an integral part of these financial statements.

3

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2018	2017
net income	$6,670	$3,839

Other comprehensive income (loss):
Foreign currency translation adjustment	817	(111)
Total other comprehensive income (loss)	817	(111)

Comprehensive income	$7,487	$3,728

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31
	2018	2017
OPERATING ACTIVITIES:
Net income	$6,670	$3,839
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,746	1,346
(Gain) loss on disposals of property, plant and equipment	(39)	—
Provision for doubtful accounts	56	51
Issuance of non-employee director shares	150	150
Deferred tax provision	207	(25)
Changes in operating assets and liabilities:
Accounts receivable	(3,744)	(7,353)
Inventories	(8,439)	(3,457)
Prepaid expenses	(2,145)	(1,158)
Other assets	18	22
Accounts payable	3,004	2,191
Accrued liabilities	607	1,317
Net cash flows from operating activities	(1,909)	(3,077)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,880)	(6,393)
Proceeds from sale of property, plant and equipment	60	—
Net cash flows from investing activities	(3,820)	(6,393)
FINANCING ACTIVITIES:
Net borrowings (payments) under credit facility	—	5,000
Payments of cash dividends	(2,049)	(2,043)
Proceeds (payments) from other long-term obligations	499	—
Net cash flows from financing activities	(1,550)	2,957
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	440	(103)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(6,839)	(6,616)
CASH AND TEMPORARY INVESTMENTS, beginning of period	21,895	31,115
CASH AND TEMPORARY INVESTMENTS, end of period	$15,056	$24,499
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$521	$501
Cash payments for income taxes, net of refunds	$758	$209

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) on February 25, 2016 and is intended to improve financial reporting on leasing transactions. The standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by their lease agreements. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases (i.e. operating and finance) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The finance lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See “Credit Facilities and Other Obligations” within Item 2 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach to implement the standard and is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

Recently Adopted Standards

In May 2014, the FASB issued ASU 2014-09, Revenue—Revenue from Contracts with Customers. The guidance within the new revenue standard is based upon the core principle that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company has adopted the standard and all related amendments with an effective date of January 1, 2018 using the modified retrospective method, thus recognizing the cumulative effect of adopting the standard as an adjustment to the opening balance of retained earnings. We applied the standard to contracts that were not completed as of the adoption date. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods prior to the effective date.

As a result of the adoption, effective January 1, 2018, the Company began including the costs of painting activities as performance obligations within each contract, which results in a delay in recognition of revenue until such activities are complete and the product is shipped. With the exception of certain extended service contracts on a small percentage of units sold, our performance obligations are complete and our sales revenue is recognized when products are shipped from our facilities.

We do not anticipate the adoption of the standard to have a material impact on an ongoing basis to the Company’s consolidated financial statements and related disclosures. The cumulative effect adjustment to our consolidated balance sheets as of January 1, 2018 was as follows:

	Balance at December 31, 2017	Cumulative Effect Adjustment	Balance at January 1, 2018
Assets
Accounts Receivable, net	$132,699	$(2,496)	$130,203
Inventories, net	68,567	1,996	70,563

Liabilities and Shareholders' Equity
Accrued Liabilities	22,001	(176)	21,825
Accumulated Surplus	55,580	(324)	55,256

In accordance with the new revenue standard requirements, the impact of the adoption to the consolidated statement of income during the three months ended March 31, 2018 and the consolidated balance sheets as of March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Statement of Income
Revenues
Net Sales	$159,160	$160,035	$(875)
Costs and Expenses
Costs of Operations	140,733	141,433	(700)
Income Tax Provision	2,663	2,724	(61)
Net Income	6,670	6,784	(114)

	March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Balance Sheet
Assets
Accounts Receivable, net	$136,684	$137,559	$(875)
Inventories, net	77,653	76,953	700
Liabilities and Shareholders’ Equity
Accrued Liabilities	23,060	23,121	(61)
Accumulated Surplus	60,201	60,315	(114)

As a result of the adoption, we changed our accounting policy. See Note 4 for further information.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which required an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity will now recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company elected to adopt the standard in the first quarter of 2018, with an effective date of January 1, 2018. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the amendments in the first quarter of 2018, with an effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

3.	BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 9,000 and 30,000 potential dilutive common shares for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, none of the outstanding stock options would have been anti-dilutive.

4.	REVENUE

Substantially all of our revenue is generated from sales of towing equipment. As such, disaggregation of revenue by product type was not a viable option for disclosure. However, we track our revenue streams by the location of our customers by separating North American sales from foreign sales. The following table disaggregates our revenue by the geographic region of our customers.

	For the Three Months Ended March 31
	2018	2017
Net Sales:
North America	$131,644	$130,678
Foreign	27,516	18,255
	$159,160	$148,933

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs upon shipment, which is when the risk of ownership for products has transferred to independent distributors or other customers. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, and no performance obligation remains.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Warranty related costs are recognized as an expense at the time products are sold. Depending on the terms of the arrangement, for certain contracts we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation, such as an extended service contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of January 1, 2018 and March 31, 2018, contract liability balances related to extended service contracts were $154 and $369, respectively. No revenue related to the contract liability balance at January 1, 2018 was recognized during the three months ended March 31, 2018. The Company did not have any contract assets at January 1, 2018 or March 31, 2018. Impairment losses on contract receivables were de minimis during the three months ended March 31, 2018.

5.       INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Chassis	$8,908	$7,525
Raw materials	34,144	30,109
Work in process	13,962	13,521
Finished goods	20,639	17,412
	$77,653	$68,567

6.	LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 5, 2017, the $50,000 credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and during the first quarter of 2018 and anticipate that we will continue to be in compliance during the remainder of 2018.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At March 31, 2018 and December 31, 2017, the Company had $10,000 in outstanding borrowings under the credit facility.

Other Long-Term Obligations

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At March 31, 2018, the Company had $1,127 in outstanding borrowings under the loan agreement, of which $718 and $409 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

At March 31, 2018, the Company had commitments of approximately $7,080 for construction and acquisition of property, plant and equipment, including $1,000 for construction of an administrative building discussed below. During 2017, the Company substantially completed capital projects relating to its Pennsylvania and Tennessee manufacturing facilities. These project costs are included in property, plant and equipment, net on the consolidated balance sheets. The Company began construction of an administrative building at its Ooltewah, Tennessee facility in June 2017. The current estimated costs of this project are approximately $4,200. Approximately $3,200 of these costs were incurred as of March 31, 2018, and the remaining costs are expected to be incurred during the second quarter of 2018.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $54,546 at March 31, 2018, and $54,093 at December 31, 2017. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at March 31, 2018.

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

The Tax Cuts and Jobs Act (TCJA), among other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%, effective January 1, 2018. At December 31, 2017, because of the implementation of the TCJA, the Company recognized a $1,102 liability in noncurrent taxes payable on its consolidated balance sheets related to the income tax from the deemed repatriation of its cumulative foreign earnings. During the first three months of 2018, the Company gathered additional information which demonstrated that the liability should be increased. Due to the inherent complexity of the calculation for the deemed repatriation tax, the Company followed elective guidance in SEC Staff Accounting Bulletin (SAB) 118, which allows for a measurement period adjustment to be reflected in the current reporting period. Therefore, at March 31, 2018, the deemed repatriation liability was increased to $1,335. The estimated payments of this liability of $186 that will be due within one year were classified as current accrued liabilities at March 31, 2018.

As of March 31, 2018 the Company had no federal operating loss carryforwards. As of March 31, 2018, the Company had a state net operating loss carryforward of $865, which will expire between 2018 and 2025.

9.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. During the three months ended March 31, 2018 and 2017 the Company paid quarterly cash dividends of $2,049 and $2,043, respectively, with each payment amounting to $0.18 per share.

On May 7, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 18, 2018 to shareholders of record as of June 11, 2018.

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

Our industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by favorable economic conditions and positive consumer sentiment in our industry. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

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

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. We would be significantly impacted if tariffs were to be placed on steel imports from Europe. In the past, as we have determined necessary, we have implemented price increases to offset higher costs. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

During 2017, the Company substantially completed capital expenditure projects relating to its Pennsylvania and Tennessee manufacturing facilities. In addition, construction of an administrative building at its Ooltewah, Tennessee facility is expected to be completed during the second quarter of 2018. At March 31, 2018 and December 31, 2017, the Company had $10,000 in outstanding borrowings under the credit facility. These advances under the credit facility were primarily used to finance such capital expenditure projects. At April 30, 2018, the Company had $15,000 in outstanding borrowings under the credit facility. The additional advances made subsequent to March 31, 2018 were primarily used to finance working capital needs.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. Other than changes to revenue recognition and to the goodwill impairment review process, which are discussed in detail in Notes 2 and 4 to the “Notes to Consolidated Financial Statements” in Item 1, there have been no significant changes in our critical accounting policies during the first three months of 2018.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017.

Results of Operations–Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net sales for the three months ended March 31, 2018 increased 6.9% to $159,160 from $148,933 for the comparable period in 2017. This increase was primarily attributable to continued strong demand in our domestic and international markets based on positive consumer sentiment. Net domestic sales increased during the three month period ended March 31, 2018 from $130,678 to $131,644, and net foreign sales increased from $18,255 to $27,516 during the same three month period.

Costs of operations for the three months ended March 31, 2018 increased 5.4% to $140,733 from $133,538 for the comparable period in 2017. Overall, costs of operations decreased as a percentage of sales from 89.7% to 88.4% primarily due to product mix and continued efforts to monitor costs while meeting customer demand.

Selling, general, and administrative expenses for the three months ended March 31, 2018 increased to $9,589 from $9,044 for the three months ended March 31, 2017. As a percentage of sales, selling, general, and administrative expenses for the three months ended March 31, 2018 remained consistent with the comparable period in 2017.

Total interest expense increased to $420 from $378 for the three months ended March 31, 2018 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and decreases in net foreign interest income.

Other (income) expense is composed primarily of foreign currency translation gains and losses, with the remainder being comprised of gains and losses on disposals of equipment. For the three months ended March 31, 2018, the Company experienced a net translation gain of $876, compared to a net gain of $14 for the three months ended March 31, 2017.

The provision for income taxes for the three months ended March 31, 2018 and 2017 reflects a combined effective U.S. federal, state and foreign tax rate of 28.5% and 35.9%, respectively. The significant variation in the effective tax rate between the two periods is a result of the approval of the Tax Cuts and Jobs Act (TCJA) during the fourth quarter of 2017, which in addition to other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash used by operating activities was $1,909 for the three months ended March 31, 2018, compared to $3,077 in the comparable period in 2017. Cash provided or used by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes.

Cash used in investing activities was $3,820 for the three months ended March 31, 2018 compared to $6,393 for the comparable period in 2017. The cash used in investing activities for the 2018 period was primarily for the purchase of property, plant and equipment relating to the capital project described below.

Cash used by financing activities was $1,550 for the three months ended March 31, 2018, compared to cash provided of $2,957 for the comparable period in 2017. The cash used by financing activities for the 2018 period resulted from the payment of dividends $2,049, offset by disbursements from the loan to our French subsidiary of $499.

As of March 31, 2018, we had cash and cash equivalents of $15,056 not including $40,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At March 31, 2018, the Company had commitments of approximately $7,080 for construction and acquisition of property and equipment, including $1,000 for construction of an administrative building discussed below. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at March 31, 2018, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during 2018 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2018 and December 31, 2017, $14,732 and $12,650, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

During 2017, the Company substantially completed capital projects relating to its Pennsylvania and Tennessee manufacturing facilities. These project costs are included in property, plant and equipment, net on the consolidated balance sheets. The Company began construction of an administrative building at its Ooltewah, Tennessee facility in June 2017. The current estimated costs of this project are approximately $4,200. Approximately $3,200 of these costs were incurred as of March 31, 2018, and the remaining costs are expected to be incurred during the second quarter of 2018.

Credit Facilities and Other Obligations

Credit Facility

On April 5, 2017, the $50,000 credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to May 31, 2019. The current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and during the first quarter of 2018 and anticipate that we will continue to be in compliance during the remainder of 2018.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2018 and December 31, 2017, the Company had $10,000 in outstanding borrowings under the credit facility. These advances under the credit facility were primarily used to finance our capital expenditure projects. At April 30, 2018, the Company had $15,000 in outstanding borrowings under the credit facility. The additional advances made subsequent to March 31, 2018 were primarily used to finance working capital needs.

Other Long-Term Obligations

At March 31, 2018, we had approximately $1,714 in non-cancelable operating lease obligations.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At March 31, 2018, the Company had $1,127 in outstanding borrowings under the loan agreement, of which $718 and $409 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 3.38% at March 31, 2018). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three-month period ended March 31, 2018.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended March 31, 2018, we recognized a $817 increase in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $111 decrease for the prior year period.

For the three months ended March 31, 2018 and 2017, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net gains of $876 and $14, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision and with the participation of our management, including our co-Chief Executive Officers (CEOs) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934. Based upon this evaluation, our CEOs and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we implemented changes to our processes related to revenue recognition and the control activities within them. These changes included training, ongoing contract review requirements, and gathering of required information for disclosures.

There were no other changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.*

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
Deborah L. Whitmire
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 9, 2018

