Form 10-Q
period 2018-06-30
MILLER INDUSTRIES INC /TN/
filed 2018-08-08
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2018 was 11,384,296.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$19,713	$21,895
Accounts receivable, net of allowance for doubtful accounts of $1,136 and $1,038 at June 30, 2018 and December 31, 2017, respectively	148,023	132,699
Inventories, net	81,219	68,567
Prepaid expenses	4,550	4,272
Total current assets	253,505	227,433
PROPERTY, PLANT, AND EQUIPMENT, net	83,162	77,628
GOODWILL	11,619	11,619
OTHER ASSETS	579	558
	$348,865	$317,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,953	$79,304
Accrued liabilities	26,729	22,001
Long-term obligations due within one year	386	394
Total current liabilities	119,068	101,699
LONG-TERM OBLIGATIONS	15,582	10,212
NONCURRENT TAXES PAYABLE	—	1,102
DEFERRED INCOME TAX LIABILITIES	1,308	1,125
	135,958	114,138
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,384,296 and 11,378,482, outstanding at June 30, 2018 and December 31, 2017, respectively	114	114
Additional paid-in capital	150,849	150,699
Accumulated surplus	65,752	55,580
Accumulated other comprehensive loss	(3,808)	(3,293)
Total shareholders’ equity	212,907	203,100
	$348,865	$317,238

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

NET SALES	$176,888	$153,089	$336,048	$302,022
COSTS OF OPERATIONS	155,609	135,486	296,342	269,024
GROSS PROFIT	21,279	17,603	39,706	32,998

OPERATING EXPENSES:
Selling, general and administrative expenses	9,678	9,066	19,267	18,110

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	484	315	904	693
Other (income) expense, net	627	(470)	(288)	(484)
Total expense, net	10,789	8,911	19,883	18,319

INCOME BEFORE INCOME TAXES	10,490	8,692	19,823	14,679
INCOME TAX PROVISION	2,890	3,267	5,553	5,415
NET INCOME	$7,600	$5,425	$14,270	$9,264

BASIC INCOME PER COMMON SHARE	$0.67	$0.48	$1.25	$0.82
DILUTED INCOME PER COMMON SHARE	$0.67	$0.48	$1.25	$0.81

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,384	11,365	11,384	11,357
Diluted	11,393	11,383	11,393	11,381

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
net income	$7,600	$5,425	$14,270	$9,264

Other comprehensive INCOME (loss):
Foreign currency translation adjustment	(1,332)	1,809	(515)	1,698
Total other comprehensive income (loss)	(1,332)	1,809	(515)	1,698

comprehensive income	$6,268	$7,234	$13,755	$10,962

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2018	2017
OPERATING ACTIVITIES:
Net income	$14,270	$9,264
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,518	2,686
(Gain) loss on disposals of property, plant and equipment	133	(643)
Provision for doubtful accounts	115	(50)
Issuance of non-employee director shares	150	150
Deferred tax provision	182	63

Changes in operating assets and liabilities:
Accounts receivable	(15,585)	(8,455)
Inventories	(13,024)	(3,448)
Prepaid expenses	(287)	820
Other assets	(21)	45
Accounts payable	12,823	(2,971)
Accrued liabilities	3,817	3,931
Net cash flows from operating activities	6,091	1,392
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,392)	(14,304)
Proceeds from sale of property, plant and equipment	132	1,305
Net cash flows from investing activities	(9,260)	(12,999)
FINANCING ACTIVITIES:
Net borrowings under credit facility	5,000	15,000
Payments of cash dividends	(4,098)	(4,091)
Net proceeds from other long-term obligations	374	142
Net cash flows from financing activities	1,276	11,051
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(289)	1,471
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(2,182)	915
CASH AND TEMPORARY INVESTMENTS, beginning of period	21,895	31,115
CASH AND TEMPORARY INVESTMENTS, end of period	$19,713	$32,030
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,121	$1,044
Cash payments for income taxes, net of refunds	$3,699	$761

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

Recently Issued Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) on February 25, 2016 and is intended to improve financial reporting on leasing transactions. The standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by their lease agreements. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases (i.e. operating and finance) to be recognized on the balance sheet. The lessee accounting model prescribed by the new standard will require a finance lease to be accounted for in substantially the same manner as capital leases under existing GAAP. An operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a right-of-use asset on the balance sheet during the lease term.

The standard will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See “Credit Facilities and Other Obligations” within Item 2 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach and will elect to initially apply the standard with a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the effect that implementation will have on its consolidated financial position, results of operations and cash flows.

Recently Adopted Standards

In May 2014, the FASB issued ASU 2014-09, Revenue—Revenue from Contracts with Customers. The Company has adopted the standard and all related amendments with an effective date of January 1, 2018 using the modified retrospective method, thus recognizing the cumulative effect of adopting the standard as an adjustment to the opening balance of retained earnings. The Company applied the standard to contracts that were not completed as of the adoption date. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods prior to the effective date.

As a result of the adoption, effective January 1, 2018, the Company began including the costs of painting activities as performance obligations within each contract, which results in a delay in recognition of revenue until such activities are complete and the product is shipped. With the exception of certain extended service contracts on a small percentage of units sold, the Company’s performance obligations are complete and sales revenue is recognized when products are shipped from the Company’s facilities.

We do not anticipate the adoption of the standard to have a material impact on an ongoing basis to the Company’s consolidated financial statements and related disclosures. The cumulative effect adjustment to the consolidated balance sheets as of January 1, 2018 was as follows:

	Balance at December 31, 2017	Cumulative Effect Adjustment	Balance at January 1, 2018
Assets
Accounts Receivable, net	$132,699	$(2,496)	$130,203
Inventories, net	68,567	1,996	70,563

Liabilities and Shareholders' Equity
Accrued Liabilities	22,001	(176)	21,825
Accumulated Surplus	55,580	(324)	55,256

In accordance with the new revenue standard requirements, the impact of the adoption to the consolidated statement of income during the three and six months ended June 30, 2018 and the consolidated balance sheets as of June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Statement of Income
Revenues
Net Sales	$176,888	$176,855	$33
Costs and Expenses
Costs of Operations	155,609	155,583	26
Income Tax Provision	2,890	2,864	26
Net Income	7,600	7,619	(19)

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Statement of Income
Revenues
Net Sales	$336,048	$336,890	$(842)
Costs and Expenses
Costs of Operations	296,342	297,016	(674)
Income Tax Provision	5,553	5,588	(35)
Net Income	14,270	14,403	(133)

	June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Balance Sheet
Assets
Accounts Receivable, net	$148,023	$148,865	$(842)
Inventories, net	81,219	80,545	674
Liabilities and Shareholders’ Equity
Accrued Liabilities	26,729	26,764	(35)
Accumulated Surplus	65,752	65,885	(133)

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 9,000 and 18,000 potential dilutive common shares for the three months ended June 30, 2018 and 2017, respectively, and 9,000 and 24,000 for the six months ended June 30, 2018 and 2017, respectively. For the three and six months ended June 30, 2018 and 2017, none of the outstanding stock options would have been anti-dilutive.

4.	REVENUE

Substantially all of our revenue is generated from sales of towing equipment. As such, disaggregation of revenue by product line would not provide useful information because all product lines have substantially similar characteristics. However, revenue streams are tracked by the geographic location of customers. This disaggregated information is presented in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales:
North America	$143,137	$137,354	$274,781	$268,031
Foreign	33,751	15,735	61,267	33,991
	$176,888	$153,089	$336,048	$302,022

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs upon shipment, which is when the risk of ownership for products has transferred to independent distributors or other customers. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, and no performance obligation remains.

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of products. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Warranty related costs are recognized as an expense at the time products are sold. Depending on the terms of the arrangement, for certain contracts the Company may defer the recognition of a portion of the consideration received because a future obligation has not yet been satisfied, such as an extended service contract. An observable price is used to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach is utilized when one is not available.

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of January 1, 2018 and June 30, 2018, contract liability balances related to extended service contracts were $154 and $708, respectively, and are included in accrued liabilities on the consolidated balance sheets. No revenue related to the contract liability balance at January 1, 2018 was recognized during the three or six months ended June 30, 2018. The Company did not have any contract assets at January 1, 2018 or June 30, 2018. Impairment losses on contract receivables were de minimis during the three and six months ended June 30, 2018.

5.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Chassis	$7,037	$7,525
Raw materials	38,399	30,109
Work in process	12,415	13,521
Finished goods	23,368	17,412
	$81,219	$68,567

6.	LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On April 5, 2017, the $50,000 credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to May 31, 2019. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. The Company has been in compliance with these covenants throughout 2017 and during the first half of 2018 and we anticipate that the Company will continue to be in compliance during the remainder of 2018. Subsequent to June 30, 2018, the credit facility was renewed and the maturity date was extended to May 31, 2020. In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At June 30, 2018 and December 31, 2017, the Company had $15,000 and $10,000, respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

During November 2017, the Company’s French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At June 30, 2018, the Company had $968 in outstanding borrowings under the loan agreement, of which $582 and $386 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

At June 30, 2018, the Company had commitments of approximately $5,586 for the acquisition of property, plant and equipment, including a de minimis amount for construction of an administrative building discussed below. During 2017, the Company substantially completed capital projects relating to its Pennsylvania and Tennessee manufacturing facilities. These project costs are included in property, plant and equipment, net on the consolidated balance sheets. The Company began construction of an administrative building at its Ooltewah, Tennessee facility in June 2017. The Company substantially completed this project during the second quarter of 2018.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $52,379 at June 30, 2018, and $54,093 at December 31, 2017. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations is not material and not probable at June 30, 2018.

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

The Tax Cuts and Jobs Act (TCJA), among other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%, effective January 1, 2018. At December 31, 2017, because of the implementation of the TCJA, the Company recognized a $1,102 liability in noncurrent taxes payable on its consolidated balance sheets related to the income tax from the deemed repatriation of its cumulative foreign earnings. During the first three months of 2018, the Company gathered additional information which demonstrated that the liability should be increased. Due to the inherent complexity of the calculation for the deemed repatriation tax, the Company followed elective guidance in SEC Staff Accounting Bulletin (SAB) 118, which allows for a measurement period adjustment to be reflected in the current reporting period, and at March 31, 2018, the deemed repatriation liability was increased to $1,335.

Subsequent to March 31, 2018, the Internal Revenue Service issued additional guidance requiring income tax overpayments to be applied to the balance of the liability. Therefore, during the second quarter of 2018, the Company applied its overpayment to the liability, which reduced the balance to $0 at June 30, 2018. As of June 30, 2018, the Company had no federal operating loss carryforwards. As of June 30, 2018, the Company had a state net operating loss carryforward of $849, which will expire between 2018 and 2025.

9.	SHAREHOLDERS EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. During the three months ended June 30, 2018 and 2017 the Company paid quarterly cash dividends of $2,049 and $2,048, respectively, with each payment amounting to $0.18 per share. During the six months ended June 30, 2018 and 2017, the Company paid cash dividends totaling $4,098 and $4,091, respectively, which amounted to $0.36 per share for the period.

On August 6, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable September 17, 2018 to shareholders of record as of September 10, 2018.

10.	SUBSEQUENT EVENT

On July 19, 2018, the Company entered into an Amended and Restated Loan Agreement with First Tennessee Bank National Association (“First Tennessee”), which amends and restates the loan agreement governing the Company’s existing $50.0 million unsecured revolving credit facility (the “Credit Facility”) with First Tennessee (the “Prior Loan Agreement”) to (i) renew and extend the maturity date of the Credit Facility from May 31, 2019 to May 31, 2020 and make certain other conforming changes, (ii) remove and replace a subsidiary of the Company as a borrower under the Credit Facility and (iii) modify certain other terms, including definitions and representations and warranties, set forth therein.

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

In addition, we have been and will continue to be affected by increases in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. We remain concerned about the impact of the tariffs on European and Canadian steel and aluminum that have been imposed by the current administration. We have recently implemented price increases to offset the higher costs primarily caused by the tariffs, but it is uncertain how much of the costs can be offset in this manner and in any event price increases require a long lead time. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability to more favorably position the Company in this dynamic market.

During 2017, the Company substantially completed capital expenditure projects relating to its Pennsylvania and Tennessee manufacturing facilities. In addition, the Company substantially completed the construction of an administrative building at its Ooltewah, Tennessee facility during the second quarter of 2018. At June 30, 2018 and December 31, 2017, the Company had $15,000 and $10,000, respectively, in outstanding borrowings under its credit facility. The advances under the credit facility in 2017 were primarily used to finance such capital expenditure projects. The $5,000 in advances during the second quarter of 2018 were primarily used to finance working capital needs.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. Other than changes to revenue recognition and to the goodwill impairment review process, which are discussed in detail in Notes 2 and 4 to the “Notes to Consolidated Financial Statements” in Item 1, there have been no significant changes in our critical accounting policies during the first six months of 2018.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017.

Results of Operations–Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net sales for the three months ended June 30, 2018 increased 15.5% to $176,888 from $153,089 for the comparable period in 2017. This increase was primarily attributable to continued strong demand in our domestic and international markets based on positive consumer sentiment. Net domestic sales increased during the three month period ended June 30, 2018 from $137,354 to $143,137, and net foreign sales increased from $15,735 to $33,751 during the same three month period. Our ability to increase sales in response to continued strong demand was enhanced by the efficiencies gained from our recently completed capital projects at all of our domestic facilities.

Costs of operations for the three months ended June 30, 2018 increased 14.9% to $155,609 from $135,486 for the comparable period in 2017. Overall, costs of operations decreased as a percentage of sales from 88.5% to 88.0% primarily due to product mix and continued efforts to monitor costs while meeting customer demand.

Selling, general and administrative expenses for the three months ended June 30, 2018 increased to $9,678 from $9,066 for the three months ended June 30, 2017 primarily due to an increase in commission expense, which correlates with the increase in sales. As a percentage of sales, selling, general, and administrative expenses for the three months ended June 30, 2018 decreased to 5.5% from 5.9% in the comparable period in 2017.

Interest expense, net increased to $484 from $315 for the three months ended June 30, 2018 as compared to the prior year period. Increases in interest expense were primarily due to decreases in net foreign interest income, increases in interest on distributor floor planning, and increases in interest on the credit facility.

Other (income) expense is composed primarily of foreign currency translation gains and losses, with the remainder being comprised of gains and losses on disposals of equipment. For the three months ended June 30, 2018, the Company experienced a net translation loss of $455, compared to a net loss of $131 for the three months ended June 30, 2017.

The provision for income taxes for the three months ended June 30, 2018 and 2017 reflects a combined effective U.S. federal, state and foreign tax rate of 27.6% and 37.6%, respectively. The significant variation in the effective tax rate between the two periods is a result of the approval of the TCJA during the fourth quarter of 2017, which in addition to other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations–Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net sales for the six months ended June 30, 2018 increased 11.3% to $336,048 from $302,022 for the comparable period in 2017. This increase was primarily attributable to continued strong demand in our domestic and international markets based on positive consumer sentiment. Net domestic sales increased during the six month period ended June 30, 2018 from $268,031 to $274,781, and net foreign sales increased from $33,991 to $61,267 during the same six month period. Our ability to increase sales in response to continued strong demand was enhanced by the efficiencies gained from our recently completed capital projects at all of our domestic facilities.

Costs of operations for the six months ended June 30, 2018 increased 10.2% to $296,342 from $269,024 for the comparable period in 2017. Overall, costs of operations decreased as a percentage of sales from 89.1% to 88.2% primarily due to product mix and continued efforts to monitor costs while meeting customer demand.

Selling, general and administrative expenses for the six months ended June 30, 2018 increased to $19,267 from $18,110 for the six months ended June 30, 2017 primarily due to an increase in commission expense, which correlates with the increase in sales. As a percentage of sales, selling, general, and administrative expenses for the six months ended June 30, 2018 decreased to 5.7% from 6.0% in the comparable period in 2017.

Total interest expense increased to $904 from $693 for the six months ended June 30, 2018 as compared to the prior year period. Increases in interest expense were primarily due to decreases in net foreign interest income, increases in interest on distributor floor planning, and increases in interest on the credit facility.

Other (income) expense is composed primarily of foreign currency translation gains and losses, with the remainder being comprised of gains and losses on disposals of equipment. For the six months ended June 30, 2018, the Company experienced a net translation gain of $421, compared to a net loss of $117 for the six months ended June 30, 2017.

The provision for income taxes for the six months ended June 30, 2018 and 2017 reflects a combined effective U.S. federal, state and foreign tax rate of 28.0% and 36.9%, respectively. The significant variation in the effective tax rate between the two periods is a result of the approval of the TCJA during the fourth quarter of 2017, which in addition to other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $6,091 for the six months ended June 30, 2018, compared to $1,392 in the comparable period in 2017. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes.

Cash used in investing activities was $9,260 for the six months ended June 30, 2018 compared to $12,999 for the comparable period in 2017. The cash used in investing activities for the 2018 period was primarily for purchases of property, plant and equipment.

Cash provided by financing activities was $1,276 for the six months ended June 30, 2018, compared to $11,051 for the comparable period in 2017. The cash provided by financing activities for the 2018 period resulted from a net increase in borrowings under the credit facility of $5,000 and an increase in net disbursements on our French subsidiary’s loan of $374, partially offset by the payment of dividends of $4,098.

As of June 30, 2018, we had cash and cash equivalents of $19,713 not including $35,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At June 30, 2018, the Company had commitments of approximately $5,586 for the acquisition of property and equipment, including a de minimis amount for construction of an administrative building discussed below. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at June 30, 2018, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during 2018 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2018 and December 31, 2017, $14,054 and $12,650, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

During 2017, the Company substantially completed capital expenditure projects relating to its Pennsylvania and Tennessee manufacturing facilities. In addition, the Company substantially completed the construction of an administrative building at its Ooltewah, Tennessee facility during the second quarter of 2018.

Credit Facilities and Other Obligations

Credit Facility

On April 5, 2017, the $50,000 credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to May 31, 2019. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and during the first half of 2018 and anticipate that we will continue to be in compliance during the remainder of 2018. Subsequent to June 30, 2018, the credit facility was renewed and the maturity date was extended to May 31, 2020.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At June 30, 2018 and December 31, 2017, the Company had $15,000 and $10,000, respectively, in outstanding borrowings under the credit facility. These advances under the credit facility were primarily used to finance our capital expenditure projects. At July 31, 2018, the Company had $15,000 in outstanding borrowings under the credit facility. The advances under the credit facility in 2017 were primarily used to finance certain capital expenditure projects. The $5,000 in advances during the second quarter of 2018 were primarily used to finance working capital needs.

Other Long-Term Obligations

At June 30, 2018, we had approximately $1,235 in non-cancelable operating lease obligations.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At June 30, 2018, the Company had $968 in outstanding borrowings under the loan agreement, of which $582 and $386 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest of 3.59% at June 30, 2018). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three-month period ended June 30, 2018.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended June 30, 2018, we recognized a $1,332 decrease in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $1,809 increase for the prior year period. During the six months ended June 30, 2018, we recognized a $515 decrease, compared to a $1,698 increase for the prior year period. These amounts were recognized as unrealized losses in accumulated other comprehensive loss on the consolidated balance sheets.

For the three months ended June 30, 2018 and 2017, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net losses of $455 and $131, respectively. For the six months ended June 30, 2018 and 2017, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net gain of $421 and a net loss of $117, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.*

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

Date: August 8, 2018

