Form 10-Q
period 2018-09-30
MILLER INDUSTRIES INC /TN/
filed 2018-11-07
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐       No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2018 was 11,394,546.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$18,665	$21,895
Accounts receivable, net of allowance for doubtful accounts of $1,183 and $1,038 at September 30, 2018 and December 31, 2017, respectively	155,693	132,699
Inventories, net	84,104	68,567
Prepaid expenses	3,610	4,272
Total current assets	262,072	227,433
PROPERTY, PLANT, AND EQUIPMENT, net	84,373	77,628
GOODWILL	11,619	11,619
OTHER ASSETS	583	558
	$358,647	$317,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$100,900	$79,304
Accrued liabilities	26,295	22,001
Long-term obligations due within one year	389	394
Total current liabilities	127,584	101,699
LONG-TERM OBLIGATIONS	10,488	10,212
NONCURRENT TAXES PAYABLE	—	1,102
DEFERRED INCOME TAX LIABILITIES	1,248	1,125
	139,320	114,138
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,394,546 and 11,378,482, outstanding at September 30, 2018 and December 31, 2017, respectively	114	114
Additional paid-in capital	150,905	150,699
Accumulated surplus	72,606	55,580
Accumulated other comprehensive loss	(4,298)	(3,293)
Total shareholders’ equity	219,327	203,100
	$358,647	$317,238

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

NET SALES	$195,690	$153,363	$531,738	$455,385
COSTS OF OPERATIONS	174,214	137,713	470,556	406,737
GROSS PROFIT	21,476	15,650	61,182	48,648

OPERATING EXPENSES:
Selling, general and administrative expenses	9,450	8,580	28,717	26,690

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	525	469	1,429	1,162
Other (income) expense, net	76	(106)	(212)	(590)
Total expense, net	10,051	8,943	29,934	27,262

INCOME BEFORE INCOME TAXES	11,425	6,707	31,248	21,386
INCOME TAX PROVISION	2,748	2,251	8,301	7,666
NET INCOME	$8,677	$4,456	$22,947	$13,720

BASIC INCOME PER COMMON SHARE	$0.76	$0.39	$2.02	$1.21
DILUTED INCOME PER COMMON SHARE	$0.76	$0.39	$2.01	$1.21

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.54	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,389	11,364	11,386	11,357
Diluted	11,393	11,373	11,393	11,376

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
net income	$8,677	$4,456	$22,947	$13,720

Other comprehensive income (loss):
Foreign currency translation adjustment	62	1,746	(453)	3,444
Total other comprehensive income (loss)	62	1,746	(453)	3,444

comprehensive income	$8,739	$6,202	$22,494	$17,164

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2018	2017
OPERATING ACTIVITIES:
Net income	$22,947	$13,720
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,577	4,169
(Gain) loss on disposal of property, plant and equipment	133	(624)
Provision for doubtful accounts	163	(32)
Issuance of non-employee director shares	150	150
Deferred tax provision	123	14
Changes in operating assets and liabilities:
Accounts receivable	(25,807)	(9,318)
Inventories	(13,846)	960
Prepaid expenses	656	1,815
Other assets	(25)	28
Accounts payable	21,792	(6,661)
Accrued liabilities	3,508	4,425
Net cash flows from operating activities	15,371	8,646
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,651)	(19,246)
Proceeds from sale of property, plant and equipment	117	1,303
Net cash flows from investing activities	(12,534)	(17,943)
FINANCING ACTIVITIES:
Net borrowings under credit facility	—	15,000
Payments of cash dividends	(6,149)	(6,139)
Net proceeds from other long-term obligations	281	143
Proceeds from exercise of stock options	56	—
Net cash flows from financing activities	(5,812)	9,004
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(255)	2,677
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,230)	2,384
CASH AND TEMPORARY INVESTMENTS, beginning of period	21,895	31,115
CASH AND TEMPORARY INVESTMENTS, end of period	$18,665	$33,499
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,788	$1,620
Cash payments for income taxes, net of refunds	$6,136	$2,672

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share data and except as otherwise noted)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain entities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 Leases (Topic 842) on February 25, 2016 and is intended to improve financial reporting on leasing transactions. The update affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The amendments will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by their lease agreements. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the amendments will require both types of leases (i.e. operating and finance) to be recognized on the balance sheet. The lessee accounting model prescribed by the update will require a finance lease to be accounted for in substantially the same manner as capital leases under existing GAAP. An operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a right-of-use asset on the balance sheet during the lease term.

The amendments will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See “Credit Facilities and Other Obligations” within Item 2 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach and will elect to initially apply the update with a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) to align the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2019, with early adoption permitted. The Company plans to apply the amendments in the update prospectively to all implementation costs incurred after the date of the adoption. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the SEC issued a final rule to amend certain redundant or outdated disclosure requirements to simplify compliance with financial reporting. In an effort to reduce such duplicative disclosures, many requirements of the SEC were either eliminated or reduced where GAAP had identical or similar disclosure provisions for the notes to financial statements. In other instances, disclosure requirements were enhanced to improve transparency. The amendments will be effective for financial statements issued after November 5, 2018 and the adoption will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

In May 2014, the FASB issued ASU 2014-09, Revenue—Revenue from Contracts with Customers. The Company has adopted the update and all related amendments with an effective date of January 1, 2018 using the modified retrospective method, thus recognizing the cumulative effect of adopting the update as an adjustment to the opening balance of retained earnings. The Company applied the amendments to contracts that were not completed as of the adoption date. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods prior to the effective date.

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

We do not anticipate the adoption of the update to have a material impact on an ongoing basis to the Company’s consolidated financial statements and related disclosures. The cumulative effect adjustment to the consolidated balance sheets as of January 1, 2018 was as follows:

	Balance at December 31, 2017	Cumulative Effect Adjustment	Balance at January 1, 2018
Assets
Accounts Receivable, net	$132,699	$(2,496)	$130,203
Inventories, net	68,567	1,996	70,563

Liabilities and Shareholders' Equity
Accrued Liabilities	22,001	(176)	21,825
Accumulated Surplus	55,580	(324)	55,256

In accordance with the new revenue standard requirements, the impact of the adoption to the consolidated statement of income during the three and nine months ended September 30, 2018 and the consolidated balance sheet as of September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Statement of Income
Revenues
Net Sales	$195,690	$193,828	$1,862
Costs and Expenses
Costs of Operations	174,214	172,724	1,490
Income Tax Provision	2,748	2,600	148
Net Income	8,677	8,453	224

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Statement of Income
Revenues
Net Sales	$531,738	$530,718	$1,020
Costs and Expenses
Costs of Operations	470,556	469,740	816
Income Tax Provision	8,301	8,188	113
Net Income	22,947	22,856	91

	September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Balance Sheet
Assets
Accounts Receivable, net	$155,693	$154,673	$1,020
Inventories, net	84,104	84,920	(816)
Liabilities and Shareholders’ Equity
Accrued Liabilities	26,295	26,182	113
Accumulated Surplus	72,606	72,515	91

As a result of the adoption, we changed our accounting policy. See Note 4 for further information.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update eliminates the second step in the goodwill impairment test which required an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity will now recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company elected to adopt the update in the first quarter of 2018, with an effective date of January 1, 2018. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 5,000 and 9,000 potential dilutive common shares for the three months ended September 30, 2018 and 2017, respectively, and 7,000 and 19,000 for the nine months ended September 30, 2018 and 2017, respectively. For the three and nine months ended September 30, 2018 and 2017, none of the outstanding stock options would have been anti-dilutive.

4.	REVENUE

Substantially all of our revenue is generated from sales of towing equipment. As such, disaggregation of revenue by product line would not provide useful information because all product lines have substantially similar characteristics. However, revenue streams are tracked by the geographic location of customers. This disaggregated information is presented in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales:
North America	$156,504	$135,125	$430,492	$403,157
Foreign	39,186	18,238	101,246	52,228
	$195,690	$153,363	$531,738	$455,385

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs upon shipment, which is when control has transferred to independent distributors or other customers. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed written commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, and no performance obligation remains.

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of January 1, 2018 and September 30, 2018, contract liability balances related to extended service contracts were $154 and $1,237, respectively, and are included in accrued liabilities on the consolidated balance sheets. No revenue related to the contract liability balance at January 1, 2018 was recognized during the three or nine months ended September 30, 2018. The Company did not have any contract assets at January 1, 2018 or September 30, 2018. Impairment losses on contract receivables were de minimis during the three and nine months ended September 30, 2018.

5.	INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Chassis	$5,666	$7,525
Raw materials	39,523	30,109
Work in process	13,723	13,521
Finished goods	25,192	17,412
	$84,104	$68,567

6.	LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On July 19, 2018, the $50,000 credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to May 31, 2020 under substantially the same terms. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. The Company has been in compliance with these covenants throughout 2017 and during the first three quarters of 2018 and we anticipate that the Company will continue to be in compliance during the remainder of 2018. In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At September 30, 2018 and December 31, 2017, the Company had $10,000 in outstanding borrowings under the credit facility.

Other Long-Term Obligations

During November 2017, the Company’s French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At September 30, 2018, the Company had $877 in outstanding borrowings under the loan agreement, of which $488 and $389 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and making routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

At September 30, 2018, the Company had commitments of approximately $4,085 for the acquisition of property, plant and equipment, including a de minimis amount for construction of an administrative building at its Ooltewah, Tennessee facility. During 2017, the Company substantially completed capital projects relating to its Pennsylvania and Tennessee manufacturing facilities. These project costs are included in property, plant and equipment, net on the consolidated balance sheets. The Company began construction of an administrative building at its Ooltewah, Tennessee facility in June 2017. The Company substantially completed this project during the second quarter of 2018.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $54,639 at September 30, 2018, and $54,093 at December 31, 2017. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not material and was not probable at September 30, 2018 or December 31, 2017.

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

The Tax Cuts and Jobs Act (TCJA), among other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%, effective January 1, 2018. At December 31, 2017, because of the implementation of the TCJA, the Company recognized a $1,102 liability in noncurrent taxes payable on its consolidated balance sheets related to the income tax from the deemed repatriation of its cumulative foreign earnings. During the first three months of 2018, the Company gathered additional information which demonstrated that the Company would owe additional amounts related to this tax. Due to the inherent complexity of the calculation for the deemed repatriation tax, the Company followed elective guidance in SEC Staff Accounting Bulletin (SAB) 118, which allows for measurement period adjustments to be reflected in the current reporting period, and expensed an additional $233 for this tax during the first quarter of 2018. However, after further analysis, the Company reduced the expense related to this item by $710 during the three months ended September 30, 2018.

Subsequent to December 31, 2017, the Internal Revenue Service issued additional guidance requiring income tax overpayments to first be applied to the balance of the repatriation tax liability. While the Company made the installment election to pay the deemed repatriation tax over an eight year period on their 2017 income tax filing, based on the guidance issued by the IRS they believe their overpayment will be used to first satisfy the entire deemed repatriation tax in its entirety. Therefore, during the nine months ended September 30, 2018, the Company applied its overpayment to the liability, which reduced the balance to $0 at September 30, 2018. As of September 30, 2018, the Company had no federal operating loss carryforwards. As of September 30, 2018, the Company had a state net operating loss carryforward of $849, which will expire between 2019 and 2025.

9.	SHAREHOLDERS’ EQUITY

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. During the three months ended September 30, 2018 and 2017 the Company paid quarterly cash dividends of $2,051 and $2,048, respectively, with each payment amounting to $0.18 per share. During the nine months ended September 30, 2018 and 2017, the Company paid cash dividends totaling $6,149 and $6,139, respectively, which amounted to $0.54 per share for the period.

On November 5, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 10, 2018 to shareholders of record as of December 3, 2018.

Accumulated Other Comprehensive Loss

During the three and nine months ended September 30, 2018, the Company reclassified a net foreign currency gain related to operations discontinued in previous years of $552 from accumulated other comprehensive loss to accumulated surplus.

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

During 2017, the Company substantially completed capital expenditure projects relating to its Pennsylvania and Tennessee manufacturing facilities. In addition, the Company substantially completed the construction of an administrative building at its Ooltewah, Tennessee facility during the second quarter of 2018. At September 30, 2018 and December 31, 2017, the Company had $10,000 in outstanding borrowings under its credit facility. The advances under the credit facility in 2017 were primarily used to finance capital expenditure projects.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. Other than changes to revenue recognition and to the goodwill impairment review process, which are discussed in detail in Notes 2 and 4 to the “Notes to Consolidated Financial Statements” in Item 1, there have been no significant changes in our critical accounting policies during the first nine months of 2018.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017.

Results of Operations–Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net sales for the three months ended September 30, 2018 increased 27.6% to $195,690 from $153,363 for the comparable period in 2017. This increase was primarily attributable to continued strong demand in our domestic and international markets based on positive consumer sentiment. Net domestic sales increased during the three-month period ended September 30, 2018 from $135,125 to $156,504, and net foreign sales increased from $18,238 to $39,186 during the same three-month period. Our ability to increase sales in response to continued strong demand was enhanced by the production capabilities gained from our recently completed capital projects at all of our domestic facilities.

Costs of operations for the three months ended September 30, 2018 increased 26.5% to $174,214 from $137,713 for the comparable period in 2017. Overall, costs of operations decreased as a percentage of sales from 89.8% to 89.0% primarily due to product mix and continued efforts to increase efficiencies and monitor costs while meeting customer demand.

Selling, general and administrative expenses for the three months ended September 30, 2018 increased to $9,450 from $8,580 for the three months ended September 30, 2017, primarily due to increases in expenses related to depreciation, engineering, and labor. However, as a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2018 decreased to 4.8% from 5.6% in the comparable period in 2017.

Interest expense, net increased to $525 from $469 for the three months ended September 30, 2018 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning, partially offset by increases in net interest income and decreases in interest on the credit facility.

Other (income) expense is composed primarily of foreign currency translation gains and losses, with the remainder being comprised of gains and losses on disposals of equipment. For the three months ended September 30, 2018, the Company experienced a net translation loss of $76, compared to a net gain of $106 for the three months ended September 30, 2017.

The provision for income taxes for the three months ended September 30, 2018 and 2017 reflects a combined effective U.S. federal, state and foreign tax rate of 24.1% and 33.6%, respectively. The significant variation in the effective tax rate between the two periods is a result of the passage of the TCJA during the fourth quarter of 2017, which in addition to other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations–Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net sales for the nine months ended September 30, 2018 increased 16.8% to $531,738 from $455,385 for the comparable period in 2017. This increase was primarily attributable to continued strong demand in our domestic and international markets based on positive consumer sentiment. Net domestic sales increased during the nine-month period ended September 30, 2018 from $403,157 to $430,492, and net foreign sales increased from $52,228 to $101,246 during the same nine-month period. Our ability to increase sales in response to continued strong demand was enhanced by the production capabilities gained from our recently completed capital projects at all of our domestic facilities.

Costs of operations for the nine months ended September 30, 2018 increased 15.7% to $470,556 from $406,737 for the comparable period in 2017. Overall, costs of operations decreased as a percentage of sales from 89.3% to 88.5% primarily due to product mix and continued efforts to increase efficiencies and monitor costs while meeting customer demand.

Selling, general and administrative expenses for the nine months ended September 30, 2018 increased to $28,717 from $26,690 for the nine months ended September 30, 2017, primarily due to increases in expenses related to engineering, commissions, and depreciation. However, as a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2018 decreased to 5.4% from 5.9% in the comparable period in 2017.

Total interest expense increased to $1,429 from $1,162 for the nine months ended September 30, 2018 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning, decreases in net interest income, and increases in interest on the credit facility.

Other (income) expense is composed primarily of foreign currency translation gains and losses, with the remainder being comprised of gains and losses on disposals of equipment. For the nine months ended September 30, 2018, the Company experienced a net translation gain of $345, compared to a net loss of $11 for the nine months ended September 30, 2017. The Company experienced a gain on the sale of property in Pennsylvania amounting to $601 during the nine months ended September 30, 2017.

The provision for income taxes for the nine months ended September 30, 2018 and 2017 reflects a combined effective U.S. federal, state and foreign tax rate of 26.6% and 35.8%, respectively. The significant variation in the effective tax rate between the two periods is a result of the passage of the TCJA during the fourth quarter of 2017, which in addition to other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $15,371 for the nine months ended September 30, 2018, compared to $8,646 in the comparable period in 2017. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes.

Cash used in investing activities was $12,534 for the nine months ended September 30, 2018 compared to $17,943 for the comparable period in 2017. The cash used in investing activities for the 2018 period was primarily for purchases of property, plant and equipment.

Cash used in financing activities was $5,812 for the nine months ended September 30, 2018, compared to $9,004 provided by financing activities for the comparable period in 2017. The cash used in financing activities for the 2018 period resulted from the payment of dividends of $6,149, partially offset by an increase in net disbursements on our French subsidiary’s loan of $281 and an immaterial amount of proceeds from stock option exercises.

As of September 30, 2018, we had cash and cash equivalents of $18,665, not including $40,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At September 30, 2018, the Company had commitments of approximately $4,085 for the acquisition of property and equipment, including a de minimis amount for construction of an administrative building at its Ooltewah, Tennessee facility. We expect our primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2018, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2018 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2018 and December 31, 2017, $14,152 and $12,650, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

During 2017, the Company substantially completed capital expenditure projects relating to its Pennsylvania and Tennessee manufacturing facilities. In addition, the Company substantially completed the construction of an administrative building at its Ooltewah, Tennessee facility during the second quarter of 2018.

Credit Facilities and Other Obligations

Credit Facility

On July 19, 2018, the $50,000 credit facility pursuant to our Loan Agreement with First Tennessee Bank National Association was renewed to extend the maturity date to May 31, 2020 under substantially the same terms. The credit facility is used primarily to fund working capital needs and capital expenditures and contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2017 and during the first nine months of 2018 and anticipate that we will continue to be in compliance during the remainder of 2018.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.50% per annum. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At September 30, 2018 and December 31, 2017, the Company had $10,000 in outstanding borrowings under the credit facility. These advances under the credit facility were primarily used to finance our capital expenditure projects. At October 31, 2018, the Company had $10,000 in outstanding borrowings under the credit facility. The advances under the credit facility were primarily used to finance certain capital expenditure projects.

Other Long-Term Obligations

At September 30, 2018, we had approximately $1,129 in non-cancelable operating lease obligations.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At September 30, 2018, the Company had $877 in outstanding borrowings under the loan agreement, of which $488 and $389 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, the Company had $606 in outstanding borrowings under the loan agreement, of which $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.50% per annum (for a rate of interest 3.76% at September 30, 2018). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three-month period ended September 30, 2018.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended September 30, 2018, we recognized a $62 increase in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $1,746 increase for the prior year period. During the nine months ended September 30, 2018, we recognized a $453 decrease, compared to a $3,444 increase for the prior year period. These amounts were recognized as unrealized gains and losses in accumulated other comprehensive loss on the consolidated balance sheets.

For the three months ended September 30, 2018 and 2017, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $76 and a net gain of $106, respectively. For the nine months ended September 30, 2018 and 2017, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net gain of $345 and a net loss of $11, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

ITEM 6.	EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.1	Amended and Restated Loan Agreement, dated as of July 19, 2018, by and among the Company, certain of the Company’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	July 25, 2018	10.1

10.2	Amended and Restated Master Revolving Credit Note dated as of July 19, 2018 from the Company payable to First Tennessee Bank National Association	—	Form 8-K	July 25, 2018	10.2

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.*

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

Date: November 7, 2018

