Form 10-K
period 2018-12-31
MILLER INDUSTRIES INC /TN/
filed 2019-03-06
CIK 924822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $279,518,789 (based on 10,940,070 shares held by non-affiliates at $25.55 per share, the last sale price reported on the New York Stock Exchange on June 29, 2018).

At February 28, 2019 there were 11,400,102 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price (including as a result of the imposition of tariffs) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; operational challenges caused by our increased sales volumes; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; failure to comply with domestic and foreign anti-corruption laws; special risks from our sales to U.S. and other governmental entities through prime contractors; our ability to secure new military orders; competition and our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

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

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 75-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy-duty wrecker models offer rotating booms, which allow heavy-duty wreckers to recover vehicles from any angle, and remote control devices for recovery equipment. In addition, certain light-duty wreckers are equipped with automatic wheellift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

Our wreckers range in capacity from 4 to 75 tons, and are classified as either light-duty or heavy-duty, with wreckers of 16-ton or greater capacity being classified as heavy-duty. Light-duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy-duty wreckers are used in towing and recovery applications including overturned tractor trailers, buses, motor homes and other large vehicles.

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

Century®. The Century® brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century® line was started in 1974 and produces wreckers ranging from 8-ton light-duty to 75-ton heavy-duty models, and car carriers in lengths from 20 to 30 feet. Management believes that the Century® brand has a reputation as the industry’s leading product innovator.

Vulcan®. Our Vulcan® product line includes a range of premium light-duty and heavy-duty wreckers, ranging from 8-ton light-duty to 75-ton heavy-duty models, and car carriers.

Challenger®. Our Challenger® products compete with the Century® and Vulcan® products and constitute a third premium product line. Challenger® products consist of heavy-duty wreckers with capacities ranging from 25 to 75 tons. The Challenger® line was started in 1975 and is known for high-performance heavy-duty wreckers and aesthetic design.

Holmes®. Our Holmes® product line includes mid-priced wreckers with 4 to 16-ton capacities, a 16-ton rotator and a detachable towing unit (DTU). The Holmes® wrecker was first produced in 1916. Historically, the Holmes® name has been the most well-recognized and leading industry brand both domestically and internationally.

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

Eagle®. Our Eagle® products consist of light-duty wreckers with the “Eagle Claw®” hook-up system that allows towing operators to engage a disabled or unattended vehicle without leaving the cab of the tow truck. The “Eagle Claw®” hook-up system was originally developed for the repossession market. Since acquiring Eagle, we have upgraded the quality and features of the Eagle® product line and expanded its recovery capability.

Titan®. Our Titan® product line is comprised of premium multi-vehicle transport trailers which can transport up to 7 vehicles depending on configuration.

Jige™. Our Jige™ product line is comprised of a broad line of premium light-duty and heavy-duty wreckers and car carriers marketed primarily in Europe. Jige™ is a market leader best known for its innovative designs of car carriers and light-duty wreckers necessary to operate within the narrow confines of European cities, as well as heavy-duty wreckers.

Boniface™. Our Boniface™ product line is comprised primarily of premium heavy-duty wreckers marketed primarily in Europe. Boniface™ produces heavy-duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

Product Development and Manufacturing

Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering staff, in consultation with manufacturing personnel, uses computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to licensing new technologies, we have a continuing emphasis on research and development to achieve product innovations.

We manufacture wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and the United Kingdom. The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer. In addition, during the past several years, we have also begun to produce wrecker bodies using composites and other non-metallic materials. After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by us or shipped by common carrier to a distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted, and towing operators can select customized colors to coordinate with chassis colors or customer fleet colors. To the extent final painting is required before delivery, we either complete such painting or contract with independent paint shops for such services.

We purchase raw materials and component parts from several sources. Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, but we have experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules. Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers. Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business.

Sales, Distribution and Marketing

The industry categorizes the towing and recovery market into three general product types: light-duty wreckers; heavy-duty wreckers; and car carriers. The light-duty wrecker market consists primarily of professional wrecker operators, repossession towing services, local and national governmental entities and repair shop or salvage company owners. The heavy-duty market includes professional wrecker operators serving the needs of commercial vehicle operators as well as governmental entities. The car carrier market has expanded to include equipment rental companies that offer delivery service and professional towing operators who desire to complement their existing towing capabilities.

We have developed a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. In 2018, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

We engage sales representatives who provide sales support to our entire network of independent distributors. Sales representatives receive commissions on direct sales based on product type and brand and generally are assigned specific territories in which to promote sales of our products and to maintain customer relationships. To support sales and marketing efforts, we produce demonstrator models that are used by our sales representatives and independent distributors. In addition to providing services to our network of independent distributors, our sales representatives sell our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. Given our production and delivery schedules, management generally believes that the current backlog represents approximately five months of production.

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

Employees

We employed approximately 1,240 people as of December 31, 2018. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms was at the time considered one of the most innovative developments in the wrecker industry. This technology continues to be significant primarily because it allows the damage-free towing of aerodynamic vehicles made of lighter weight materials. This technology, particularly the L-arms, is still used in a majority of commercial wreckers today. Our patents on the L-arm have expired, but we hold a number of utility and design patents for our products. We have also obtained the rights to use and develop certain technologies owned or patented by others. Management believes that, during the life of our patents on our technology, utilizing our patented technology without a license would be an infringement of such patents.

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

Name	Age	Position

William G. Miller	72	Chairman of the Board

Jeffrey I. Badgley	66	Co-Chief Executive Officer

William G. Miller, II	40	President and Co-Chief Executive Officer

Frank Madonia	70	Executive Vice President, Secretary and General Counsel

Deborah Whitmire	53	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	62	Chief Information Officer

William G. Miller has served as Chairman of the Board since April 1994. Mr. Miller served as President and Chief Executive Officer from 1994 to 1996 and as Chief Executive Officer from 1996 to 1997. Mr. Miller also served as Co-Chief Executive Officer from October 2003 to March 2011. Mr. Miller served as Chairman and President of Miller Group from 1990 to 1993 and as Chairman and CEO of Miller Group from 1993 to 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc. and The Signal Companies, Inc.

Jeffrey I. Badgley has served as our Co-Chief Executive Officer since December 2013. Prior to serving as Co-Chief Executive officer, Mr. Badgley served in various executive positions, including Vice President (1994 – 1996), President (1996 – 2011), Chief Executive Officer (1997 – 2003; 2011 – 2013), and Co-Chief Executive Officer (2003 – 2011). In addition, Mr. Badgley served as a director from 1996 to 2014 and as Vice Chairman of the Board from 2011 to 2014. Mr. Badgley also served as Vice President to Miller Industries Towing from 1988 to 1996 and has been their President since 1996.

William G. Miller, II has served as a director since May 2014, our Co-Chief Executive Officer since December 2013 and President since March 2011, after serving as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011. Mr. Miller II served as Vice President of Strategic Planning of the Company from October 2007 until November 2009. Mr. Miller II served as Light-Duty General Manager from November 2004 to October 2007 and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

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

Available Information

We file annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Internet website address is www.millerind.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating Committees of the Board of Directors are also available on our website.

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

The towing and recovery industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence; volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

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

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Steel, aluminum, fuel and other commodity prices have historically experienced high volatility depending on market conditions and global demand. Price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. In addition, government actions related to tariffs on imports and trade policies have impacted, and have the potential to further impact, pricing of raw materials, such as steel and aluminum. For example, in 2018 the United States government imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and aluminum products from various countries. The Company uses a substantial amount of imported steel and aluminum in its products and experienced increases in costs for these materials as a result of the tariffs and import quotas. To partially offset price increases for raw materials and component parts, we have, from time to time, implemented general price increases and cost surcharges. While we have attempted to pass these increased costs (including as a result of tariffs and import quotas) on to our customers, there can be no assurance that we will be able to continue to do so. Any further price increases for these or any other materials that we use would require a long lead time to implement while the higher material costs would be felt much sooner. In the future, if we experience increased prices or shortages for key materials that are essential to our manufacturing operations, such as steel and aluminum (including as a result of tariffs or import quotas), there is a substantial risk that the Company’s financial performance and competitive position could be materially adversely impacted.

Demand for our products also could be negatively affected by supply delays of truck chassis and other component parts used in our products. Our third party suppliers’ ability to supply us with truck chassis and component parts is limited by their available capacity to manufacture the component parts we require. We have experienced supply delays and limitations for component parts as our production levels have substantially increased over the last several years. If these delays continue or worsen, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand. At this time, we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available. However, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

Operational challenges caused by our increased sales volumes could result in material delays, increased costs and loss of business opportunities, which could negatively impact our operating results and financial condition.

Substantially increased sales of our products over the last five years have caused a variety of operating challenges, including supply chain constraints and production capacity limitations. The recent major additions and renovations to all our domestic production facilities have allowed us to effectively address these challenges, but they have nevertheless caused increased production costs and delayed deliveries to customers in some instances. These factors could in the future result in delay or termination of orders, the loss of sales and a negative impact on our reputation with our customers, all of which could materially adversely affect our business, financial condition and results of operations. In addition, our recent major additions and renovations to all our domestic facilities may not achieve our intended objectives of lowering costs, improving manufacturing efficiencies and increasing productivity, which could adversely affect our operating results and financial condition.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance. Our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials. Any of these factors could negatively affect our customers’ capacity for purchasing towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies. This includes the uncertainty surrounding the United Kingdom’s expected exit from the European Union, commonly referred to as “Brexit,” which is currently scheduled to occur on March 29, 2019. The United Kingdom and the European Union have had ongoing negotiations with respect to the United Kingdom’s withdrawal terms; however, there is continued uncertainty surrounding their future relationship and whether a transition plan will be agreed. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union and elsewhere.

In addition, a portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound and the Euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar. Brexit has caused, and may continue to result in, significant volatility in global stock markets and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad in general.

Our sales to U.S. and other governmental entities through prime contractors are subject to special risks.

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to extensive regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration and performance of contracts under such programs. Our U.S. and other government business is subject to the following risks, among others: (i) this business is susceptible to changes in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract. Our inability to address any of the foregoing concerns could seriously harm our business, financial condition and results of operations.

In addition, several of our substantial military projects are scheduled to be completed over the course of the next year. We are continually seeking to secure new military orders, but these orders have long and complex approval processes so the success and timing of any such efforts is difficult to predict. Our inability to replace sales generated from military orders as they are completed would result in lower sales and have an adverse effect on our business, results of operations and financial condition.

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

Historically, we have been able to develop or acquire patented and other proprietary product innovations which have allowed us to produce what management believes to be technologically advanced products relative to most of our competition. While we are continuing to develop new technology and apply for patents, if we are unable to develop or acquire new products and technology in the future, our ability to maintain market share, and, consequently, our revenues and operating results, may be negatively affected .

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

A disruption in, or breach in security of, our information technology ("IT") systems or any violation of data protection laws could adversely impact our business and operations.

We rely on the accuracy, capacity and security of our IT systems and our ability to update these systems in response to the changing needs of our business. We use our IT systems to collect and store confidential and sensitive data, including information about our business, our customers, our suppliers and our employees. We rely on IT systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our IT systems may be disrupted or fail for a number of reasons, including natural disasters, such as fires; power loss; software “bugs”, hardware defects or human error or malfeasance; or security breaches caused by hacking, computer viruses, malware, ransomware or other cyber-attacks.

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

Any disruption, outage or breach of our IT systems could result in interruption of our business operations, damage to our reputation and a loss of confidence in our security measures, all of which could adversely affect our business. In addition, if our systems are improperly implemented, breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to significant claims, liability, or fines based upon alleged breaches of contract or applicable laws. Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The law establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could increase our cost of providing our products and services.

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

Our current credit facility could restrict our ability to operate our business and failure to comply with its terms could adversely affect our business; our obligations to repurchase products from third-party lenders to our distributors could adversely impact our future revenues and financial condition.

Our current credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and anticipate that we will continue to be in compliance during 2019. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility. The borrowings under the credit facility in 2018 were primarily used to finance working capital and various capital expenditure projects.

We also have certain obligations to repurchase our products from third-party lenders if our distributors should default in their obligations to those lenders. Such repurchases could result in reduced net revenue in future periods as we resell such products and, if we are unable to sell the products, could adversely impact our financial condition.

We cannot assure you that we will continue to declare dividends on our common stock.

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

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; and two in Greeneville, Tennessee. The Ooltewah plant, containing approximately 331,000 square feet (plus 51,000 square feet of leased property), produces light and heavy-duty wreckers; the Hermitage plant, containing approximately 279,000 square feet, produces car carriers; and the Greeneville plants, containing an aggregate of approximately 210,000 square feet, produce car carriers, heavy-duty wreckers and trailers.

During 2018, the Company completed construction of its administrative building in Ooltewah, Tennessee. For a discussion of recent capital projects, see “Liquidity and Capital Resources” in Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.” As of February 28, 2019, there were approximately 444 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Machinery & Heavy Trucks Index over the period of time from December 31, 2013 through December 31, 2018. The respective returns assume reinvestment of dividends paid.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Miller Industries, Inc.	100	112	117	142	138	145
NYSE Composite Index	100	104	98	106	123	109
S&P Construction Machinery & Heavy Trucks Index	100	96	72	101	146	126

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$711,706	$615,101	$601,119	$540,966	$492,776
Costs of operations	628,370	548,000	536,840	483,353	439,791
Gross Profit	83,336	67,101	64,279	57,613	52,985
Operating Expenses:
Selling, general and administrative expenses	39,542	35,561	32,318	31,491	28,496
Non-operating (Income) Expenses:
Interest expense, net	1,878	1,588	1,161	919	554
Other (income) expense, net	253	(387)	(277)	340	437
Total expense, net	41,673	36,762	33,202	32,750	29,487

Income before income taxes	41,663	30,339	31,077	24,863	23,498
Income tax provision	7,917	7,323	11,155	8,887	8,660
Net income	33,746	23,016	19,922	15,976	14,838
Net loss attributable to noncontrolling interests	–‒	–‒	–‒	–‒	66
Net income attributable to Miller Industries, Inc.	$33,746	$23,016	$19,922	$15,976	$14,904

Basic income per common share	$2.96	$2.02	$1.76	$1.41	$1.32
Diluted income per common share	$2.96	$2.02	$1.75	$1.41	$1.31
Weighted average shares outstanding:
Basic	11,388	11,368	11,346	11,324	11,297
Diluted	11,393	11,385	11,374	11,360	11,354

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Working capital (1)	$149,830	$125,734	$119,797	$121,046	$126,713
Total assets	368,184	317,238	297,438	268,356	262,355
Long-term obligations (2)	15,838	10,606	5,000	—	—
Common shareholders’ equity	227,563	203,100	184,602	173,862	168,454

	December 31,
	2018	2017	2016	2015	2014
Other Data:
Cash dividend per common share	$0.72	$0.72	$0.68	$0.64	$0.60

(1)	Working capital consists of current assets less current liabilities.

(2)	Long-term obligations consist of outstanding balances on credit facility and other long-term loans, including current portions. Noncurrent taxes payable and deferred income tax liability are excluded.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, and the cost of raw materials (including aluminum, steel and petroleum-related products). Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. We are also very focused on efforts to secure new orders that would replace several of our substantial military projects that are scheduled to be completed over the course of the next year.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. For example, in 2018 the U.S. government imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and aluminum products from various countries, which resulted in increases in the prices we paid for these materials. We have implemented price increases on our products to offset price increases in the raw materials that we use. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

As of December 31, 2018, the Company owed $15,000 under the credit facility. The borrowings under the credit facility in 2018 were primarily used to finance working capital. As of December 31, 2018, the Company also owed $760 under a fixed rate loan through its French subsidiary, Jige International S.A. These borrowings are being used primarily for capital expenditure projects at our operating facilities in France.

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

Goodwill

Goodwill is tested for impairment annually or if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below the carrying amount. Goodwill is reviewed for impairment utilizing a qualitative assessment and, if necessary, a quantitative assessment. If we perform a qualitative analysis of goodwill and determine that fair value more likely than not exceeds the carrying value of the reporting unit, no further testing is needed. Alternatively, if we elect to utilize a quantitative assessment, an impairment loss would be recognized to the extent that the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying value of the goodwill. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. Such events might include, but are not limited to, the impact of the economic environment or a material change in a relationship with significant customers.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in deductible or taxable amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. Accounting Standards Codification (“ASC”) 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, on the basis of the technical merits.

We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes because of the evaluation of new information not previously available to us. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Revenues

Under our accounting policies, revenues are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs upon shipment, which is when control has transferred to independent distributors or other customers. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs control transfers to the customer. Our policy requires the reason for the bill and hold arrangement to be substantive, and the product to be separately identified as belonging to the customer, ready for physical transfer, and unavailable to be used or directed to another customer.

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of products. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Warranty related costs are recognized as an expense at the time products are sold. Depending on the terms of the arrangement, for certain contracts the Company may defer the recognition of a portion of the consideration received because a future obligation has not yet been satisfied, such as an extended service contract. An observable stand-alone selling price for separate performance obligations or a cost plus margin approach is utilized when one is not available.

While we manufacture only the bodies of wreckers, which are installed on truck chassis manufactured by third parties, we frequently purchase truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margin percentages are substantially lower on completed recovery vehicles containing company-purchased chassis.

Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments are included in shareholders’ equity. Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other (income) expense, net in our consolidated statements of income.

Results of Operations

The following table sets forth, for the years indicated, the components of the consolidated statements of income expressed as a percentage of net sales.

	2018	2017	2016
Net Sales	100.0%	100.0%	100.0%
Costs of operations	88.3%	89.1%	89.3%
Gross Profit	11.7%	10.9%	10.7%
Operating Expenses:
Selling, general and administrative	5.6%	5.8%	5.4%
Non-operating (income) expenses
Interest expense, net	0.3%	0.3%	0.2%
Other (income) expense, net	(0.1)%	(0.1)%	(0.1)%
Total expenses, net	5.8%	6.0%	5.5%
Income before income taxes	5.9%	4.9%	5.2%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net sales were $711,706 for the year ended December 31, 2018, compared to $615,101 for the year ended December 31, 2017, an increase of 15.7%. The increase in revenue was primarily attributable to increased demand levels, continued strong economic conditions and positive consumer sentiment in both domestic and international markets. Net domestic sales increased during the period from $527,134 to $574,806, and net foreign sales increased from $87,967 to $136,900 during the same period. Our ability to increase sales in response to continued strong demand was enhanced by the production capabilities gained from our recently completed capital projects at all of our domestic facilities.

Costs of operations increased 14.7% to $628,370 for the year ended December 31, 2018 from $548,000 for the year ended December 31, 2017, which was attributable to increased production resulting from the strong demand levels. Overall, costs of operations as a percentage of net sales decreased from 89.1% for the year ended December 31, 2017 to 88.3% for the year ended December 31, 2018, primarily due to product mix and continued efforts to increase production efficiencies and monitor costs while meeting customer demand.

Selling, general and administrative expenses for the year ended December 31, 2018 increased to $39,542 from $35,561 for the year ended December 31, 2017, primarily due to increases in expenses related to engineering, commissions, and depreciation. As a percentage of net sales, selling, general and administrative expenses decreased to 5.6% for 2018 from 5.8% for 2017, primarily due to efficiencies gained from our recently completed capital projects and a continual focus on the enhancement of production capabilities.

Interest expense, net increased to $1,878 for the year ended December 31, 2018 from $1,588 for the year ended December 31, 2017. Increases in interest expense, net were primarily due to increases in interest on distributor floor planning and borrowings under the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. The Company experienced a net foreign currency exchange loss of $97 for 2018 compared to a net exchange loss of $221 for 2017.

The provision for income taxes for the years ended December 31, 2018 and 2017 reflects a combined federal, state and foreign tax rate of 19.0% and 24.1%, respectively, which corresponds to a tax provision of $7,917 for 2018 as compared to $7,323 for 2017. Our tax rate was favorably impacted by the provisions of the Tax Cuts and Jobs Act (“TCJA”). The TCJA included a reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, thus decreasing the effective tax rate. The realization of a foreign derived intangible income deduction (generated by domestic earnings from export sales) and a favorable adjustment to the deemed repatriation tax also contributed to the decrease in the effective tax rate. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

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

Other (income) expense, net is composed primarily of foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. The Company experienced a net foreign currency exchange loss of $221 for 2017 compared to a net exchange gain of $295 for 2016.

The provision for income taxes for the years ended December 31, 2017 and 2016 reflects a combined federal, state and foreign tax rate of 24.1% and 35.8%, respectively, which corresponds to a tax provision of $7,323 for 2017 as compared to $11,155 for 2016. Our tax rate was primarily affected by the corporate tax rate reductions of TCJA, thus causing significant remeasurements of our deferred tax liabilities and assets. The release of the liability for our previous unrecognized tax benefit also contributed $1,157 to the decrease in the income tax provision, which contributed to the decreased tax rate. These decreases in the tax provision were partially offset by the deemed repatriation of our accumulated foreign earnings imposed by the TCJA of $1,102. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Cash provided by operating activities during 2018 was $21,897, compared to $13,953 and $20,926 provided during 2017 and 2016, respectively. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. When compared to 2017, cash from operations was favorably impacted in 2018 by increases in production and gross profit margin, partially offset by timing differences between revenue recognition and cash receipts from customers. When compared to 2016, cash from operations was unfavorably impacted in 2017 by an increase in cash payments on purchases of inventory, partially offset by an increase in sales.

Cash used in investing activities during 2018 was $13,201, compared to $23,390 and $25,023 used during 2017 and 2016, respectively. The cash used in investing activities for 2018, 2017, and 2016 was primarily for the purchase of property, plant and equipment relating to the capital projects described below.

Cash used in financing activities during 2018 was $2,965, compared to $2,436 and $2,712 used during 2017 and 2016, respectively. The cash used in financing activities in 2018 was primarily attributable to dividend payments of $8,200, partially offset by net borrowings on the credit facility of $5,000, net proceeds on debt from one of our foreign subsidiaries, and exercises of stock options. The cash used in financing activities for 2017 resulted primarily from cash used to pay dividends of $8,188, partially offset by net borrowings on the credit facility of $5,000, a small amount of borrowings by one of our foreign subsidiaries, and exercises of stock options. The cash used in financing activities for 2016 resulted primarily from cash used to pay dividends for 2016 of $7,715, partially offset by net borrowings on the credit facility of $5,000.

During 2018, we borrowed an additional $5,000 under our current credit facility, bringing the balance to $15,000 at December 31, 2018. The borrowings under the credit facility were primarily used to finance working capital and various capital expenditure projects. Over the past year, we have largely used available cash flow from operations to pay for capital expenditures, to pay dividends and to repay debt under our credit facility.

As of December 31, 2018, we had cash and cash equivalents of $27,037, not including $35,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At December 31, 2018, we had commitments of approximately $7,053 for construction and acquisition of property and equipment. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2018, with additional borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2019 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2018 and 2017, $15,815 and $12,650, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries based in the local currency. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

During 2017, the Company completed capital expenditure projects relating to its Pennsylvania and Tennessee manufacturing facilities. In addition, the Company completed the construction of an administrative building at its Ooltewah, Tennessee facility during 2018. With the completion of these projects, management currently expects 2019 capital expenditures to be lower than in 2017 and 2016 and more comparable to 2018 levels.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2018.

	Payment Due By Period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,658	$1,072	$870	$352	$364
Purchase Obligations (2)	51,508	51,508	—	—	—
Revolving Credit Facility	15,000	—	—	15,000	—
Other Long-term Obligations	760	285	475	—	—
Commitments for construction and acquisition of plant and equipment (3)	7,053	7,053	—	—	—
Total	$76,979	$59,918	$1,345	$15,352	$364

(1)	Amounts do not include potential contingent obligations of $49,694 under repurchase commitments with third-party lenders in the event of independent distributor customer default.

(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.

(3)	Represents commitments to various capital projects and equipment acquisitions.

Credit Facility and Other Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130 million to $160 million (the Company’s tangible net worth at December 31, 2018 was approximately $216 million) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and anticipate that we will continue to be in compliance during 2019.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

Outstanding Borrowings

As of December 31, 2018, the Company owed $15,000 under the credit facility. The borrowings under the credit facility in 2018 were primarily used to finance working capital and various capital expenditure projects. During the first quarter of 2019, the Company borrowed an additional $5,000 on its credit facility for working capital needs, which increased the balance to $20,000 at March 4, 2019.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio (for a rate of interest of 3.52% at December 31, 2018). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2018.

Other Long-Term Obligations

We had approximately $2,658 in non-cancellable operating lease obligations at December 31, 2018.

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

The amendments will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See “Credit Facilities and Other Obligations” within Item 2 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach and will elect to initially apply the update with a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. The Company has substantially completed its evaluation of lease agreements and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the ASU to the Company’s leases. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements. For an estimate of the impact of the ASU to balances at January 1, 2019, see Note 2 to our Consolidated Financial Statements.

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

As a result of the adoption, we changed our accounting policy. See Note 2 for further information.

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

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the amendments in the first quarter of 2018, with an effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the SEC issued a final rule to amend certain redundant or outdated disclosure requirements to simplify compliance with financial reporting. In an effort to reduce such duplicative disclosures, many requirements of the SEC were either eliminated or reduced where GAAP had identical or similar disclosure provisions for the notes to financial statements. In other instances, disclosure requirements were enhanced to improve transparency. The company adopted the amendments in the fourth quarter of 2018. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio (for a rate of interest of 3.52% at December 31, 2018). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2018.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2018, and 2017, the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange loss of $97 and $221, respectively, and a net exchange gain of $295 in 2016.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During 2018, we recognized a $965 decrease in our foreign currency translation adjustment account because of the strengthening of the U.S. dollar against certain foreign currencies, compared to an increase of $3,374 during 2017 and a decrease of $1,566 during 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Part IV, Item 15 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the fourth quarter of 2018, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including our Co-Chief Executive Officers and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2018, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears herein.

March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited Miller Industries, Inc.’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15, of the Company and our report dated March 6, 2019, expressed an unqualified opinion.

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

/s/ Elliott Davis, LLC
Chattanooga, Tennessee
March 6, 2019

ITEM 9B.	OTHER INFORMATION

On March 4, 2019, the Board of Directors of the Company adopted and approved, effective immediately, the Second Amended and Restated Bylaws of the Company (the “Bylaws”). The Bylaws include, among other things, the following amendments:

•	Section 1.8 (Voting) of the Bylaws has been amended to provide for majority voting in uncontested director elections (as well as conforming changes to certain other sections of the Bylaws);

•	Section 1.13 (No Written Consent of Shareholders in Lieu of Meeting) was updated to eliminate reference to shareholder actions by written consent that were permitted under the Bylaws only prior to the Company’s initial public offering (which occurred in 1994); and

•	Section 2.9 (Honorary Directors) was eliminated from the Bylaws. This section previously permitted directors who have resigned or retired to serve as honorary directors at the direction of the Board.

The foregoing description is qualified in its entirety by the Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers, which information is incorporated by reference herein. Information relating to our executive officers is included in Part I, Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, will contain our compensation committee report, information relating to director and executive officer compensation and information relating to compensation committee interlocks and insider participation, each of which is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, will contain information relating to security ownership of certain beneficial owners and management, which information is incorporated by reference herein.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, will contain information relating to the fees charged and services provided by Elliott Davis, LLC (f/k/a Elliott Davis Decosimo, LLC), our principal accountants, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	April 22, 2002	3.1

3.2	Second Amended and Restated Bylaws of the Registrant*

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.2	Form of Indemnification Agreement by and between the Registrant and each of Theodore H. Ashford, III, Jeffrey I. Badgley, A. Russell Chandler, III, Frank Madonia, William G. Miller, William G. Miller, II, and Richard H. Roberts **	—	Form 10-Q	September 14, 1998	10

10.3	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.4	2013 Non-Employee Director Stock Plan**	—	Schedule 14A	April 22, 2013	Annex A

10.5	Amended and Restated Loan Agreement, dated as of June 22, 2016, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	June 24, 2016	10.1

10.6	Amended and Restated Master Revolving Credit Note dated as of June 22, 2016 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	June 24, 2016	10.2

10.7	Amendment No. 1 to Miller Industries, Inc. 2013 Non-Employee Director Stock Plan**	—	Form 8-K	March 15, 2017	10.1

10.8	Amended and Restated Loan Agreement, dated as of April 5, 2017, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	April 11, 2017	10.1

10.9	Amended and Restated Master Revolving Credit Note dated as of April 5, 2017 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	April 11, 2017	10.2

10.10	Miller Industries, Inc. 2016 Stock Incentive Plan **	—	Schedule 14A	April 19, 2017	Appendix A

10.11	Amended and Restated Loan Agreement, dated as of July 19, 2018, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	July 25, 2018	10.1

10.12	Amended and Restated Master Revolving Credit Note dated as of July 19, 2018 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	July 25, 2018	10.2

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.13	Amended and Restated Loan Agreement, dated as of December 20, 2018, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8-K	December 26, 2018	10.1

10.14	Amended and Restated Master Revolving Credit Note dated as of December 20, 2018 from the Registrant payable to First Tennessee Bank National Association	—	Form 8-K	December 26, 2018	10.2

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

101	The following financial information from Miller Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed herewith.

±	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

**	Management contract or compensatory plan or arrangement.

(b)       The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

(c)       The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

ITEM 16.	FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We have served as the Company’s auditor since 2003.

/s/ Elliott Davis, LLC

Chattanooga, Tennessee
March 6, 2019

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

(In thousands, except share data)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$27,037	$21,895
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,038, at December 31, 2018 and 2017, respectively	149,142	132,699
Inventories, net	93,767	68,567
Prepaid expenses	3,272	4,272
Total current assets	273,218	227,433
PROPERTY, PLANT AND EQUIPMENT, net	82,850	77,628
GOODWILL	11,619	11,619
OTHER ASSETS	497	558
	$368,184	$317,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,220	$79,304
Accrued liabilities	24,863	22,001
Long-term obligations due within one year	305	394
Total current liabilities	123,388	101,699
LONG-TERM OBLIGATIONS	15,533	10,212
NONCURRENT TAXES PAYABLE	—	1,102
DEFERRED INCOME TAX LIABILITIES	1,700	1,125
Total liabilities	140,621	114,138

COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,394,546 and 11,378,482, outstanding at December 31, 2018 and 2017, respectively	114	114
Additional paid-in capital	150,905	150,699
Accumulated surplus	81,354	55,580
Accumulated other comprehensive loss	(4,810)	(3,293)
Total shareholders’ equity	227,563	203,100
	$368,184	$317,238

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except per share data)

	2018	2017	2016
NET SALES	$711,706	$615,101	$601,119
Costs of operations	628,370	548,000	536,840
Gross Profit	83,336	67,101	64,279

OPERATING EXPENSES:
Selling, general and administrative expenses	39,542	35,561	32,318

NON-OPERATING (INCOME) EXPENSES
Interest expense, net	1,878	1,588	1,161
Other (income) expense, net	253	(387)	(277)
Total expense, net	41,673	36,762	33,202

INCOME BEFORE INCOME TAXES	41,663	30,339	31,077
INCOME TAX PROVISION	7,917	7,323	11,155
Net Income	$33,746	$23,016	$19,922

BASIC INCOME PER COMMON SHARE	$2.96	$2.02	$1.76

DILUTED INCOME PER COMMON SHARE	$2.96	$2.02	$1.75

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.72	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,388	11,368	11,346
Diluted	11,393	11,385	11,374

The accompanying notes are an integral part of these consolidated statements.

F-4

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	2018	2017	2016
Net income	$33,746	$23,016	$19,922

Other comprehensive income (loss):
Foreign currency translation adjustment	(965)	3,374	(1,566)
Total other comprehensive income (loss)	(965)	3,374	(1,566)

Comprehensive income	$32,781	$26,390	$18,356

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2015	$113	$150,305	$28,545	$(5,101)	$173,862
Components of comprehensive income:
Net income	—	—	19,922	—	19,922
Foreign currency translation adjustments	—	—	—	(1,566)	(1,566)
Total comprehensive income	—	—	19,922	(1,566)	18,356
Issuance of common stock to non-employee directors (4,410)	—	96	—	—	96
Exercise of stock options (500)	—	3	—	—	3
Dividends paid, $0.68 per share	—	—	(7,715)	—	(7,715)
BALANCE, December 31, 2016	113	150,404	40,752	(6,667)	184,602
Components of comprehensive income:
Net income	—	—	23,016	—	23,016
Foreign currency translation adjustments	—	—	—	3,374	3,374
Total comprehensive income	—	—	23,016	3,374	26,390
Issuance of common stock to non-employee directors (5,922)	—	150	—	—	150
Exercise of stock options (26,500)	1	145	—	—	146
Dividends paid, $0.72 per share	—	—	(8,188)	—	(8,188)
BALANCE, December 31, 2017	114	150,699	55,580	(3,293)	203,100
Cumulative effect adjustment for adoption of ASU 2014-09	—	—	(324)	—	(324)
BALANCE, January 1, 2018	114	150,699	55,256	(3,293)	202,776
Prior period accounting reclassification	—	—	552	(552)	—
Components of comprehensive income:
Net income	—	—	33,746	—	33,746
Foreign currency translation adjustments	—	—	—	(965)	(965)
Total comprehensive income	—	—	34,298	(1,517)	32,781
Issuance of common stock to non-employee directors (5,814)	—	150	—	—	150
Exercise of stock options (10,250)	—	56	—	—	56
Dividends paid, $0.72 per share	—	—	(8,200)	—	(8,200)
BALANCE, December 31, 2018	$114	$150,905	$81,354	$(4,810)	$227,563

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$33,746	$23,016	$19,922
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,745	6,147	4,828
(Gain) Loss on disposals of property and equipment	156	(608)	18
Deferred tax provision	568	(868)	3,219
Provision for doubtful accounts	214	86	(462)
Issuance of non-employee director shares	150	150	96
Changes in operating assets and liabilities:
Accounts receivable	(19,353)	(6,668)	(17,253)
Inventories	(23,865)	(2,844)	1,018
Other assets	60	8	(70)
Prepaid expenses	989	765	(3,361)
Accounts payable	19,425	(5,806)	12,931
Accrued liabilities	2,062	575	40
Net cash flows from operating activities	21,897	13,953	20,926
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,342)	(24,693)	(25,026)
Proceeds from sale of property and equipment	141	1,303	3
Net cash flows from investing activities	(13,201)	(23,390)	(25,023)
FINANCING ACTIVITIES:
Net borrowings under credit facility	5,000	5,000	5,000
Payments of cash dividends	(8,200)	(8,188)	(7,715)
Proceeds from exercise of stock options	56	146	3
Net proceeds from other long-term obligations	179	606	—
Net cash flows from financing activities	(2,965)	(2,436)	(2,712)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(589)	2,653	(525)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	5,142	(9,220)	(7,334)
CASH AND TEMPORARY INVESTMENTS, beginning of year	21,895	31,115	38,449
CASH AND TEMPORARY INVESTMENTS, end of year	$27,037	$21,895	$31,115
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,437	$2,219	$1,877
Cash payments for income taxes, net of refunds	$7,457	$7,815	$11,605

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Chassis	$8,921	$7,525
Raw materials	40,021	30,109
Work in process	14,995	13,521
Finished goods	29,830	17,412
	$93,767	$68,567

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax reporting purposes. Estimated useful lives range from 20 to 30 years for buildings and improvements and 5 to 10 years for machinery and equipment, furniture and fixtures, and software costs. Expenditures for routine maintenance and repairs are charged to expense as incurred. Internal labor is used in certain capital projects. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation until they are removed from service. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss from disposition is recorded as other (income) expense, net in the consolidated statements of income in the period realized.

Property, plant and equipment at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Land and improvements	$11,807	$11,333
Buildings and improvements	68,717	66,826
Machinery and equipment	43,961	44,161
Furniture and fixtures	7,786	10,227
Software costs	5,695	10,345
	137,966	142,892
Less accumulated depreciation	(55,116)	(65,264)
	$82,850	$77,628

The Company recognized $7,745, $6,147 and $4,828 in depreciation expense in 2018, 2017 and 2016, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 5,000, 17,000 and 28,000 potential dilutive common shares in 2018, 2017 and 2016, respectively. For 2018, 2017 and 2016, none of the outstanding stock options would have been anti-dilutive.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets to determine if those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. Management believes that its long-lived assets are appropriately valued.

Goodwill

Goodwill consists of the excess of cost of acquired entities over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized. However, the Company evaluates the carrying value of goodwill for impairment at least annually or if an event or circumstance occurs that would indicate that the carrying amount had been impaired. Goodwill is reviewed for impairment utilizing a qualitative assessment and, if necessary, a quantitative assessment. If we perform a qualitative analysis of goodwill and determine that fair value more likely than not exceeds the carrying value of the reporting unit, no further testing is needed. Alternatively, if we elect to utilize a quantitative assessment, an impairment loss would be recognized to the extent that the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying value of the goodwill.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2018 and 2017:

	2018	2017
Accrued wages, commissions, bonuses and benefits	$9,152	$8,632
Accrued products warranty	3,752	3,147
Accrued taxes	1,039	828
Other	10,920	9,394
	$24,863	$22,001

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

Stock-Based Compensation

Stock compensation expense was $0 for 2018, 2017 and 2016.

No options were granted during 2018 or 2017. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

At December 31, 2018, the Company had no unrecognized compensation expense related to stock options. The Company issued 10,250 and 26,500 shares of common stock during 2018 and 2017, respectively, from the exercise of stock options.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2018, 2017 and 2016, was $3,793, $2,618 and $1,750, respectively.

The table below provides a summary of the warranty liability for December 31, 2018 and 2017:

	2018	2017
Accrual at beginning of the year	$3,147	$2,821
Provision	3,793	2,618
Settlement and Other	(3,188)	(2,292)
Accrual at end of year	$3,752	$3,147

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. At December 31, 2018 and 2017 the Company had one customer with a trade account receivable balance greater than 10% of total accounts receivable. The account balance was 16% and 12% of total accounts receivable at December 31, 2018 and 2017, respectively.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs upon shipment, which is when control has transferred to independent distributors or other customers. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when control transfers to the customer. Our policy requires the reason for the bill and hold arrangement to be substantive, and the product to be separately identified as belonging to the customer, ready for physical transfer, and unavailable to be used or directed to another customer.

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of products. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Warranty related costs are recognized as an expense at the time products are sold. Depending on the terms of the arrangement, for certain contracts the Company may defer the recognition of a portion of the consideration received because a future obligation has not yet been satisfied, such as an extended service contract. An observable stand-alone selling price for separate performance obligations or a cost plus margin approach is utilized when one is not available.

Shipping and Handling Fees and Cost

The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of operations.

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $3,127, $1,943 and $1,797 for 2018, 2017 and 2016, respectively.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments resulting from such translations are included in shareholders’ equity. Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other (income) expense, net in our consolidated statements of income.

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

The amendments will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2018, with early adoption permitted. See “Credit Facilities and Other Obligations” within Item 2 for the Company’s current lease commitments. The Company plans to use the modified retrospective approach and will elect to initially apply the update with a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. The Company has substantially completed its evaluation of lease agreements and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the ASU to the Company’s leases. At January 1, 2019, the Company expects to increase lease related assets and liabilities by approximately $2,300. A de minimis difference between the lease assets and liabilities will be booked to accumulated surplus and deferred income tax liabilities.

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

In accordance with the new revenue standard requirements, the impact of the adoption to the consolidated statement of income during the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Statement of Income
Revenues
Net Sales	$711,706	$711,672	$34
Costs and Expenses
Costs of Operations	628,370	628,343	27
Income Tax Provision	7,917	7,916	1
Net Income	33,746	33,740	6

	December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Increase/(Decrease)
Balance Sheet
Assets
Accounts Receivable, net	$149,142	$149,108	$34
Inventories, net	93,767	93,794	(27)
Liabilities and Shareholders’ Equity
Accrued Liabilities	24,863	24,862	1
Accumulated Surplus	81,354	81,348	6

As a result of the adoption, we changed our accounting policy. See preceding information in Note 2 for further information.

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

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the amendments in the first quarter of 2018, with an effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the SEC issued a final rule to amend certain redundant or outdated disclosure requirements to simplify compliance with financial reporting. In an effort to reduce such duplicative disclosures, many requirements of the SEC were either eliminated or reduced where GAAP had identical or similar disclosure provisions for the notes to financial statements. In other instances, disclosure requirements were enhanced to improve transparency. The company adopted the amendments in the fourth quarter of 2018. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.	LONG-TERM OBLIGATIONS

Long-Term Obligations

Credit Facility. On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130 million to $160 million (the Company’s tangible net worth at December 31, 2018 was approximately $216 million) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and anticipate that we will continue to be in compliance during 2019.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly. Interest expense on the credit facility was $512 and $492 for the years ended December 31, 2018 and 2017, respectively.

The Company had $15,000 and $10,000 in outstanding borrowings under the credit facility at December 31, 2018 and 2017, respectively. Subsequent to December 31, 2018, the Company borrowed an additional $5,000 on the credit facility, bringing the total balance to $20,000 as of March 4, 2019.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At December 31, 2018 and 2017, Company had $760 and $606 in outstanding borrowings under the loan agreement, respectively. At December 31, 2018 $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2017, $212 and $394 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings were used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio (for a rate of interest of 3.52% at December 31, 2018). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2018.

4.	STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. Options vest ratably over a two to four-year period beginning on the grant date and expire ten years from the date of grant. Shares available for granting options at December 31, 2018, 2017 and 2016 were 800,000, 800,000 and 0, respectively. At the Annual Meeting of Shareholders of the Company held on May 26, 2017, the Company’s shareholders voted to approve the Miller Industries, Inc. 2016 Stock Incentive Plan, pursuant to which 800,000 shares of common stock are available for issuance pursuant to awards granted under the plan. No awards may be granted under the Company’s 2016 Stock Incentive Plan on or after August 1, 2026.

A summary of the activity of stock options for the years ended December 31, 2018, 2017 and 2016, is presented below (shares in thousands):

	2018		2017		2016
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at Beginning of Period	11	$5.49	37	$5.49	38	$5.49
Granted	—	—	—	—	—	—
Exercised	(10)	5.49	(26)	5.49	(1)	5.49
Forfeited and cancelled	(1)	5.49	—	—	—	—
Outstanding at End of Period	—	$—	11	$5.49	37	$5.49
Options exercisable at year end	—	$—	11	$5.49	37	$5.49

5.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases for buildings and for office and computer equipment. Rental expense under these leases was $1,937, $1,736 and $1,730 in 2018, 2017 and 2016, respectively.

At December 31, 2018 future minimum lease payments under non-cancelable operating leases for the next five years and in the aggregate are as follows:

2019	$1,072
2020	483
2021	387
2022	185
2023	167
Thereafter	364
$2,658

At December 31, 2018, the Company had commitments of approximately $7,053 for construction and acquisition of property and equipment.

Contingencies

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the independent distributor customer, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $49,694 and $54,093 at December 31, 2018 and 2017, respectively. No repurchases of products were required during 2018 or 2017.

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

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President in 2017. The TCJA created a territorial tax system, which generally allows companies to repatriate future foreign earnings without incurring additional U.S. taxes. It also includes a reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.

One of the main provisions of the TCJA requires the Company to compute a tax based on a deemed repatriation of deferred foreign income, whether or not actually distributed. At December 31, 2017, the Company had computed a reasonable estimate of this amount to be $1,102, net of foreign tax credits, and reflected it as a component of income tax provision in the consolidated statements of income during 2017. During 2018, the Company gathered additional information which demonstrated that the Company had over-accrued for this tax at December 31, 2018. Due to the inherent complexity of the calculation for the deemed repatriation tax, the Company followed elective guidance in SEC Staff Accounting Bulletin (SAB) 118, which allows for measurement period adjustments to be reflected in the current reporting period and reduced the liability to $625 for this tax, which amount was paid during 2018.

Additional provisions of the TCJA are the Global Intangible-Low Taxed Income tax, or "GILTI" and the Foreign Derived Intangible Income deduction, or “FDII”. The provisions are effective for tax years beginning after December 31, 2017. The Company has implemented a policy to account for the impact of book to tax differences resulting from GILTI in the period in which the tax applies to the Company. The impact of GILTI and FDII were considered in the calculation of income tax for the year ended December 31, 2018.

Income before income taxes includes the following components:

	2018	2017	2016
United States	$34,220	$22,695	$25,038
Foreign	7,443	7,644	6,039
Total	$41,663	$30,339	$31,077

The provision for income taxes on income consisted of the following in 2018, 2017 and 2016:

	2018	2017	2016
Current:
Federal	$5,480	$4,871	$5,016
Federal – Deemed Repatriation	(477)	1,102	—
State	(380)	(1,435)	955
Foreign	2,719	3,653	1,965
	7,342	8,191	7,936
Deferred:
Federal	571	(919)	3,057
State	(55)	150	205
Foreign	59	(99)	(43)
	575	(868)	3,219
	$7,917	$7,323	$11,155

The principal differences between the federal statutory tax rate and the income tax expense in 2018, 2017 and 2016:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.8)%	1.0%	3.8%
Excess of (decreases in) foreign tax over US tax on foreign income	2.9%	2.9%	(0.5)%
Remeasurement of deferred taxes under TCJA	—%	(7.7)%	—%
Deemed repatriation tax	(1.1)%	3.6%	—%
Domestic tax deductions and credits	(0.4)%	(3.1)%	(2.7)%
Foreign Derived Intangible Income deduction	(1.3)%	—%	—%
Release of unrecognized tax benefit	—%	(5.8)%	—%
Other	(1.3)%	(1.8)%	0.2%
Effective tax rate	19.0%	24.1%	35.8%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$213	$181
Accruals and reserves	1,963	1,673
Other	811	644
Total deferred tax assets	2,987	2,498
Deferred tax liabilities:
Property, plant, and equipment	4,686	3,579
Other	1	—
Total deferred tax liabilities	4,687	3,579
Valuation Allowance	—	(44)
Net deferred tax asset/(liability)	$(1,700)	$(1,125)

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company has not included a valuation allowance against its deferred tax assets at this time. During 2018, the Company released $44 from its valuation allowance related to a deferred tax asset on a state net operating loss carryforward.

We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

As of December 31, 2018, the Company had no federal net operating loss carryforwards, but had a state net operating loss carryforward of $834.

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

A summary of the activity of the unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, is presented below:

	2018	2017	2016
Unrecognized tax benefits – January 1	—	1,037	792
Gross increases – tax positions in prior period	—	120	245
Gross decreases – tax positions in prior period	—	(1,157)	—
Unrecognized tax benefits – December 31	$—	$—	$1,037

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

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2016 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2015.

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

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2018, 2017 and 2016 were as follows:

Payment	Record Date	Payment Date	Dividend (per share)	Amount

Q1 2016	March 21, 2016	March 28, 2016	$0.17	$1,929
Q2 2016	June 13, 2016	June 20, 2016	0.17	1,929
Q3 2016	September 12, 2016	September 19, 2016	0.17	1,928
Q4 2016	December 5, 2016	December 12, 2016	0.17	1,929
Total for 2016			$0.68	$7,715

Q1 2017	March 27, 2017	April 3, 2017	$0.18	$2,043
Q2 2017	June 13, 2017	June 20, 2017	0.18	2,048
Q3 2017	September 11, 2017	September 18, 2017	0.18	2,048
Q4 2017	December 4, 2017	December 11, 2017	0.18	2,049
Total for 2017			$0.72	$8,188

Q1 2018	March 19, 2018	March 26, 2018	$0.18	$2,049
Q2 2018	June 11, 2018	June 18, 2018	0.18	2,049
Q3 2018	September 10, 2018	September 17, 2018	0.18	2,051
Q4 2018	December 3, 2018	December 10, 2018	0.18	2,051
Total for 2018			$0.72	$8,200

Accumulated Other Comprehensive Loss

During the year ended December 31, 2018, the Company reclassified a net foreign currency gain related to operations discontinued in previous years of $552 from accumulated other comprehensive loss to accumulated surplus.

8.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2018, 2017 and 2016, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $917, $833 and $697 in 2018, 2017 and 2016, respectively.

9.	REVENUE AND LONG-LIVED ASSETS

Substantially all of our revenue is generated from sales of towing equipment. As such, disaggregation of revenue by product line would not provide useful information because all product lines have substantially similar characteristics. However, revenue streams are tracked by the geographic location of customers. Net sales and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region were as follows. Net sales are attributed to regions based on the locations of customers:

	2018		2017		2016
	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets	Net Sales	Long- Lived Assets
North America	$574,806	$90,036	$527,134	$85,707	$537,308	$68,556

Foreign	136,900	4,433	87,967	3,540	63,811	2,676

	$711,706	$94,469	$615,101	$89,247	$601,119	$71,232

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of January 1, 2018 and December 31, 2018, contract liability balances related to extended service contracts were $154 and $331, respectively, and are included in accrued liabilities on the consolidated balance sheets. During the year ended December 31, 2018, the Company increased contract liabilities by $1,391 related to extended service contracts. However, during the fourth quarter of 2018, the Company settled $1,214 of this liability with a contract credit in lieu of satisfaction of these obligations. The Company did not have any contract assets at January 1, 2018 or December 31, 2018. Terms on account receivables vary and are based on specific terms agreed upon with each customer. Impairment losses on account receivables were de minimis during the year ended December 31, 2018.

10.	CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2018, 2017 and 2016.

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	Net Sales	Operating Income	Net Income	Basic Income Per Share	Diluted Income Per Share	Cash Dividends Declared Per Share

2018
First Quarter	$159,160	$8,838	$6,670	$0.59	$0.59	$0.18
Second Quarter	176,888	11,601	7,600	0.67	0.67	0.18
Third Quarter	195,690	12,026	8,677	0.76	0.76	0.18
Fourth Quarter	179,968	11,329	10,799	0.95	0.95	0.18

2017
First Quarter	$148,933	$6,351	$3,839	$0.34	$0.34	$0.18
Second Quarter	153,089	8,537	5,425	0.48	0.48	0.18
Third Quarter	153,363	7,070	4,456	0.39	0.39	0.18
Fourth Quarter	159,716	9,582	9,296	0.81	0.81	0.18

12.	SUBSEQUENT EVENTS

On March 4, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable March 25, 2019 to shareholders of record as of March 18, 2019.

During the first quarter of 2019, the Company borrowed an additional $5,000 on its credit facility for working capital needs, which increased the balance to $20,000 at March 4, 2019.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period

Year ended December 31, 2016
Deduction from asset accounts:
Allowance for doubtful accounts	$1,864	(462)	(398)	$1,004

Year ended December 31, 2017
Deduction from asset accounts:
Allowance for doubtful accounts	$1,004	86	(52)	$1,038

Year ended December 31, 2018
Deduction from asset accounts:
Allowance for doubtful accounts	$1,038	214	(140)	$1,112

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 6th day of March, 2019.

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