Form 10-Q
period 2019-03-31
MILLER INDUSTRIES INC /TN/
filed 2019-05-08
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001‑14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62‑1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238‑4171
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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ☐        No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MLR	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2019 was 11,400,102.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10‑Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our customers’ access to capital and credit to fund purchases; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price (including as a result of the imposition of tariffs) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; operational challenges caused by our increased sales volumes; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; failure to comply with domestic and foreign anti-corruption laws; special risks from our sales to U.S. and other governmental entities through prime contractors; our ability to secure new military orders; competition and our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10‑Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2019	December 31,
	(Unaudited)	2018
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$18,979	$27,037
Accounts receivable, net of allowance for doubtful accounts of $1,163 and $1,112 at March 31, 2019 and December 31, 2018, respectively	183,848	149,142
Inventories, net	96,156	93,767
Prepaid expenses	5,816	3,272
Total current assets	304,799	273,218
NONCURRENT ASSETS:
Property, plant and equipment, net	83,929	82,850
Right-of-use assets - operating leases	1,790	—
Goodwill	11,619	11,619
Other assets	538	497
TOTAL ASSETS	$402,675	$368,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,786	$98,220
Accrued liabilities	26,021	24,863
Current portion of operating lease obligation	352	—
Current portion of finance lease obligation	20	20
Long-term obligations due within one year	380	285
Total current liabilities	134,559	123,388
NONCURRENT LIABILITIES
Long-term obligations	30,286	15,475
Noncurrent portion of operating lease obligation	1,432	—
Noncurrent portion of finance lease obligation	53	58
Deferred income tax liabilities	1,743	1,700
Total liabilities	168,073	140,621

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,400,102 and 11,394,546, outstanding at March 31, 2019 and December 31, 2018, respectively	114	114
Additional paid-in capital	151,055	150,905
Accumulated surplus	87,966	81,354
Accumulated other comprehensive loss	(4,533)	(4,810)
Total shareholders’ equity	234,602	227,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$402,675	$368,184

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2019	2018

NET SALES	$197,213	$159,160
COSTS OF OPERATIONS	174,616	140,733
GROSS PROFIT	22,597	18,427

OPERATING EXPENSES:
Selling, general and administrative expenses	10,215	9,589

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	668	420
Other (income) expense, net	254	(915)
Total expense, net	11,137	9,094

INCOME BEFORE INCOME TAXES	11,460	9,333
INCOME TAX PROVISION	2,800	2,663
NET INCOME	$8,660	$6,670

BASIC INCOME PER COMMON SHARE	$0.76	$0.59
DILUTED INCOME PER COMMON SHARE	$0.76	$0.59

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,400	11,384
Diluted	11,400	11,393

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2019	2018
NET INCOME	$8,660	$6,670

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	277	817
Total other comprehensive income	277	817

COMPREHENSIVE INCOME	$8,937	$7,487

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2017	$114	$150,699	$55,580	$(3,293)	$203,100
Cumulative effect adjustment for adoption of ASU 2014-09	—	—	(324)	—	(324)
BALANCE, January 1, 2018	114	150,699	55,256	(3,293)	202,776
Components of comprehensive income:
Net income	—	—	6,670	—	6,670
Foreign currency translation adjustments	—	—	—	817	817
Total comprehensive income	—	—	6,670	817	7,487
Issuance of common stock to non-employee directors (5,814)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,049)	—	(2,049)
BALANCE, March 31, 2018	$114	$150,849	$59,877	$(2,476)	$208,364

BALANCE, December 31, 2018	$114	$150,905	$81,354	$(4,810)	$227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	—	—	8,660	—	8,660
Foreign currency translation adjustments	—	—	—	277	277
Total comprehensive income	—	—	8,660	277	8,937
Issuance of common stock to non-employee directors (5,556)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,052)	—	(2,052)
BALANCE, March 31, 2019	$114	$151,055	$87,966	$(4,533)	$234,602

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2019	2018
OPERATING ACTIVITIES:
Net income	$8,660	$6,670
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,107	1,746
(Gain) loss on disposal of property, plant and equipment	2	(39)
Provision for doubtful accounts	55	56
Issuance of non-employee director shares	150	150
Deferred tax provision	41	207
Changes in operating assets and liabilities:
Accounts receivable	(34,646)	(3,744)
Inventories	(2,107)	(8,439)
Prepaid expenses	(2,537)	(2,145)
Other assets	491	18
Accounts payable	9,574	3,004
Accrued liabilities	356	607
Net cash flows from operating activities	(17,854)	(1,909)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,155)	(3,880)
Proceeds from sale of property, plant and equipment	—	60
Net cash flows from investing activities	(3,155)	(3,820)
FINANCING ACTIVITIES:
Net borrowings under credit facility	15,000	—
Payments of cash dividends	(2,052)	(2,049)
Net proceeds (payments) on other long-term obligations	(95)	499
Finance lease obligation payments	(5)	—
Net cash flows from financing activities	12,848	(1,550)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	103	440
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(8,058)	(6,839)
CASH AND TEMPORARY INVESTMENTS, beginning of period	27,037	21,895
CASH AND TEMPORARY INVESTMENTS, end of period	$18,979	$15,056
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$787	$521
Cash payments for income taxes, net of refunds	$952	$758

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share data and except as otherwise noted)

1.          BASIS OF PRESENTATION

The condensed consolidated financial statements of Miller Industries, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Cost of goods sold for interim periods for certain activities is determined based on estimated gross profit rates. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

2.          RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2018‑15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40) to align the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2019, with early adoption permitted. The Company plans to apply the amendments in the update prospectively to all implementation costs incurred after the date of the adoption. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

The FASB issued ASU 2016‑02 Leases (Topic 842) on February 25, 2016 intended to improve financial reporting on leasing transactions. The update affects all companies that lease assets. The amendments require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by lease agreements with terms greater than twelve months. Companies are also required to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. The Company elected the package of practical expedients permitted by ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance without reassessing whether the contracts contained a lease under ASC Topic 842 or whether classification of the operating leases would be different in accordance with ASC Topic 842. In the same manner, the company will not reassess the allocation of initial direct costs on existing leases. The Company also elected to not allocate consideration between lease and non-lease components. The amendments were adopted by the Company in the first quarter of 2019 by applying the modified retrospective approach and making a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. The cumulative effect adjustment to the consolidated balance sheets as of January 1, 2019 was as follows:

	Balance at	Cumulative Effect	Balance at
	December 31, 2018	Adjustment	January 1, 2019
Assets
Right-of-use assets - operating leases	$—	$2,268	$2,268

Liabilities and Shareholders’ Equity
Current portion of operating lease obligation	—	1,358	1,358
Noncurrent portion of operating lease obligation	—	905	905
Deferred income tax liabilities	1,700	1	1,701
Accumulated surplus	81,354	4	81,358

In August 2018, the SEC issued a final rule to amend certain redundant or outdated disclosure requirements to simplify compliance with financial reporting. In an effort to reduce such duplicative disclosures, many requirements of the SEC were either eliminated or reduced where GAAP had identical or similar disclosure provisions for the notes to financial statements. In other instances, disclosure requirements were enhanced to improve transparency. The Company adopted the amendments in the first quarter of 2019. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.          BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 9,000 potential dilutive common shares for the three months ended March 31, 2018. The Company had no outstanding stock options and no potential dilutive common shares for the three months ended March 31, 2019. For the three months ended March 31, 2018, none of the outstanding stock options would have been anti-dilutive.

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

	For the Three Months Ended
	March 31,
	2019	2018
Net Sales:
North America	$163,893	$131,644
Foreign	33,320	27,516
	$197,213	$159,160

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Except for certain extended service contracts on a small percentage of units sold, the Company’s performance obligations are satisfied, and sales revenue is recognized when products are shipped from the Company’s facilities. From time to time, revenue is recognized under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when control transfers to the customer. The bill and hold arrangement must be substantive, and the product must be separately identified as belonging to the customer, ready for physical transfer, and unavailable to be used or directed to another customer.

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of December 31, 2018, and March 31, 2019, contract liability balances related to extended service contracts were $331 and $608, respectively, and are included in accrued liabilities on the consolidated balance sheets. No revenue related to contract liability balances was recognized during the three months ended March 31, 2019 and 2018. The Company did not have any contract assets at December 31, 2018 or March 31, 2019. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. There were no impairment losses on accounts receivable during the three months ended March 31, 2019. Impairment losses on accounts receivable were de minimis during the three months ended March 31, 2018.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. At March 31, 2019 and December 31, 2018 the Company had one customer with a trade account receivable balance greater than 10% of total accounts receivable. The account balance was 13% and 16% of total accounts receivable at March 31, 2019 and December 31, 2018, respectively.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Chassis	$7,588	$8,921
Raw materials	40,393	40,021
Work in process	17,653	14,995
Finished goods	30,522	29,830
	$96,156	$93,767

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130 million to $160 million (the Company’s tangible net worth at March 31, 2019 was approximately $223 million) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. The Company has been in compliance with these covenants throughout 2018 and during the first quarter of 2019, and we anticipate that the Company will continue to be in compliance during the remainder of 2019.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At March 31, 2019 and December 31, 2018, the Company had $30,000 and $15,000,  respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

During November 2017, the Company’s French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At March 31, 2019, the Company had $666 in outstanding borrowings under the loan agreement, of which $286 and $380 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and making routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

7.          COMMITMENTS AND CONTINGENCIES

Leasing Activities

The Company leases certain equipment and facilities under long-term non-cancellable operating and finance lease agreements.  The leases expire at various dates through 2026.  Certain of the lease agreements contain renewal options.  For those leases that have renewal options, the Company included these renewal periods in the lease term if the Company determined it was reasonably certain to exercise the renewal option. Lease payments during such renewal periods were also considered in the calculation of right-of-use assets and lease obligations.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Lease obligations are recognized at the commencement date based on the present value of lease payments over the lease term. Right-of-use assets are recognized at the commencement date as the initial measurement of the lease liability, plus payments made prior to lease commencement and any initial direct costs. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Expense is recognized on a straight-line basis over the lease term for operating leases. For finance leases, expense is recognized as the expense from straight-line amortization of the right-of-use asset plus the periodic interest expense from the lease obligation. Short-term leases have a lease term of twelve months or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related right-of-use asset or lease obligation for such contracts.

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at March 31, 2019.

March 31,
2019
Finance lease right-of-use assets	$78
Accumulated amortization	(5)
Finance lease right-of-use assets, net	$73

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2019	$412	$15
2020	388	23
2021	294	23
2022	276	15
2023	234	—
Thereafter	357	—
Total lease payments	1,961	76
Less Imputed Interest	(177)	(3)
Lease obligation at March 31, 2019	$1,784	$73

The lease cost and certain other information during the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31
2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$5
Interest on lease obligation	1
Total finance lease cost	6
Total operating lease cost	200
Short-term lease cost	252
Total lease cost	$458

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$200
Financing cash flows from finance leases	5

Right-of-use assets obtained in exchange for new finance lease obligations	—
Right-of-use assets obtained in exchange for new operating lease obligations	—

The weighted average remaining lease term for operating leases and finance leases at March 31, 2019 was 5.3 years and 3.4 years, respectively.  The weighted average discount rate for operating leases and finance leases at March 31, 2019 was 3.7% and 4.0%, respectively. During each of the three months ended March 31, 2019 and 2018, the Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the periods of $62 and $57, respectively. During each of the three months ended March 31, 2019 and 2018, the Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the periods of $43 and $37, respectively.

Other Commitments

At March 31, 2019 and December 31, 2018, the Company had commitments of approximately $5,435 and $7,053 for construction and acquisition of property, plant and equipment.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by the independent distributor customer, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $52,277 at March 31, 2019, and $49,694 at December 31, 2018. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not material and was not probable at March 31, 2019 or December 31, 2018.

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

8.          INCOME TAXES

The Tax Cuts and Jobs Act (TCJA), among other changes, reduced the corporate tax rate from a top rate of 35% to a flat rate of 21%,  beginning in 2018.

As of March 31, 2019, the Company had no federal operating loss carryforwards. As of March 31, 2019, the Company had a state net operating loss carryforward of $849, which will expire between 2019 and 2025.

9.          SUBSEQUENT EVENTS

Dividends

On May 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 17, 2019 to shareholders of record as of June 10, 2019.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and the notes thereto.  Unless the context indicates otherwise, all dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. We are also very focused on efforts to secure new orders that would replace several of our substantial military projects that are scheduled to be completed over the course of this year.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. For example, in 2018 the U.S. government imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and aluminum products from various countries, which resulted in increases in the prices we paid for these materials. In September of 2018, we implemented price increases on our products to offset price increases in the raw materials that we use. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

At March 31, 2019 and December 31, 2018, the Company had $30,000 and $15,000, respectively, in outstanding borrowings under its credit facility. The advances under the credit facility were primarily used to finance working capital needs associated with substantial increases in production during the first quarter of 2019.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. Other than changes to leasing activities, which are discussed in detail in Notes 2 and 7 to the “Notes to Consolidated Financial Statements” in Item 1, there have been no significant changes in our critical accounting policies during the first three months of 2019.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10‑K for the year ended December 31, 2018.

Results of Operations–Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net sales for the three months ended March 31, 2019 increased 23.9% to $197,213 from $159,160 for the comparable period in 2018. This increase was primarily attributable to continued strong demand in our domestic and international markets based on positive consumer sentiment. Net domestic sales increased during the three-month period ended March 31, 2019 from $131,644 to $163,893, and net foreign sales increased from $27,516 to $33,320 during the same three-month period. Our ability to increase sales in response to continued strong demand was enhanced by the production capabilities gained from our recently completed capital projects at all of our domestic facilities.

Costs of operations for the three months ended March 31, 2019 increased 24.1% to $174,616 from $140,733 for the comparable period in 2018. Overall, costs of operations remained consistent as a percentage of sales, increasing slightly from 88.4% to 88.5%.

Selling, general and administrative expenses for the three months ended March 31, 2019 increased to $10,215 from $9,589 for the three months ended March 31, 2018, primarily due to increases in sales-related expense, employee wages and benefits, and depreciation. However, as a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2019 decreased to 5.2% from 6.0% in the comparable period in 2018.

Interest expense, net increased to $668 from $420 for the three months ended March 31, 2019 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on the credit facility and increases in interest on distributor floor planning, partially offset by increases in net interest income.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended March 31, 2019, the Company experienced a net foreign currency exchange loss of $252, compared to a net gain of $876 for the three months ended March 31, 2018.

The provision for income taxes for the three months ended March 31, 2019 and 2018 reflects a combined effective U.S. federal, state and foreign tax rate of 24.4% and 28.5%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash used by operating activities was $17,854 for the three months ended March 31, 2019, compared to $1,909 in the comparable period in 2018. Cash provided or used by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes.  Cash used by operating activities during the three months ended March 31, 2019 was unfavorably impacted, as revenues outpaced collections of accounts receivable and inventory levels were increased due to the substantial increases in production.

Cash used in investing activities was $3,155 for the three months ended March 31, 2019 compared to $3,820 for the comparable period in 2018. The cash used in investing activities for the three months ended March 31, 2019 was for purchases of property, plant and equipment.

Cash provided by financing activities was $12,848 for the three months ended March 31, 2019, compared to cash used of  $1,550 for the comparable period in 2018. The cash provided by financing activities for the three months ended March 31, 2019 resulted primarily from increases in borrowings on the credit facility, partially offset by the payment of dividends of $2,052, net payments on our French subsidiary’s loan of $95, and an immaterial amount of payments on finance lease obligations.

As of March 31, 2019, we had cash and cash equivalents of $18,979, not including $20,000 of unused availability under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At March 31, 2019, the Company had commitments of approximately $5,435 for the acquisition of property and equipment. We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at March 31, 2019, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2019 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2019 and December 31, 2018, $15,489 and $15,815, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130 million to $160 million (the Company’s tangible net worth at March 31, 2019 was approximately $223 million) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and during the first three months of 2019 and anticipate that we will continue to be in compliance during the remainder of 2019.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2019 and December 31, 2018, the Company had $30,000 and $15,000, respectively, in outstanding borrowings under the credit facility. These advances under the credit facility were primarily used to finance our working capital needs associated with substantial increases in production during the first quarter of 2019.

Other Long-Term Obligations

At March 31, 2019 and December 31, 2018, we had approximately $1,961 and $2,658 in non-cancelable operating lease obligations.

During November 2017, our French subsidiary, Jige International S.A., entered into an agreement with Banque Européenne du Crédit Mutuel for a €1,000 unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At March 31, 2019, the Company had $666 in outstanding borrowings under the loan agreement, of which $286 and $380 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 3.50% at March 31, 2019. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three-month period ended March 31, 2019.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended March 31, 2019, we recognized a $277 increase in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $817 increase for the prior year period. These amounts were recognized as unrealized gains in accumulated other comprehensive loss on the consolidated balance sheets.

For the three months ended March 31, 2019 and 2018, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $252 and a net gain of $876, respectively.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, as of the end of the period covered by this report on Form 10‑Q, under the supervision and with the participation of our management, including our co-Chief Executive Officers (CEOs) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑14(c) under the Securities Exchange Act of 1934. Based upon this evaluation, our CEOs and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a‑14(a)/15d‑14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a‑14(a)/15d‑14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a‑14(a)/15d‑14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101

The following information from the Company’s quarterly report on Form 10‑Q for the quarterly period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.*

     Filed herewith

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

Date: May 8, 2019