Form 10-Q
period 2019-06-30
MILLER INDUSTRIES INC /TN/
filed 2019-08-07
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001‑14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62‑1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2019 was 11,400,102.

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

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$27,236	$27,037
Accounts receivable, net of allowance for doubtful accounts of $1,208 and $1,112 at June 30, 2019 and December 31, 2018, respectively	197,760	149,142
Inventories, net	90,973	93,767
Prepaid expenses	5,884	3,272
Total current assets	321,853	273,218
NONCURRENT ASSETS:
Property, plant and equipment, net	87,004	82,850
Right-of-use assets - operating leases	1,547	—
Goodwill	11,619	11,619
Other assets	527	497
TOTAL ASSETS	$422,550	$368,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$129,449	$98,220
Accrued liabilities	26,763	24,863
Current portion of operating lease obligation	362	—
Current portion of finance lease obligation	21	20
Long-term obligations due within one year	479	285
Total current liabilities	157,074	123,388
NONCURRENT LIABILITIES
Long-term obligations	20,079	15,475
Noncurrent portion of operating lease obligation	1,182	—
Noncurrent portion of finance lease obligation	47	58
Deferred income tax liabilities	1,864	1,700
Total liabilities	180,246	140,621

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,400,102 and 11,394,546, outstanding at June 30, 2019 and December 31, 2018, respectively	114	114
Additional paid-in capital	151,055	150,905
Accumulated surplus	96,598	81,354
Accumulated other comprehensive loss	(5,463)	(4,810)
Total shareholders’ equity	242,304	227,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$422,550	$368,184

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

NET SALES	$222,346	$176,888	$419,559	$336,048
COSTS OF OPERATIONS	197,133	155,609	371,749	296,342
GROSS PROFIT	25,213	21,279	47,810	39,706

OPERATING EXPENSES:
Selling, general and administrative expenses	10,968	9,678	21,183	19,267

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	721	484	1,389	904
Other (income) expense, net	57	627	311	(288)
Total expense, net	11,746	10,789	22,883	19,883

INCOME BEFORE INCOME TAXES	13,467	10,490	24,927	19,823
INCOME TAX PROVISION	2,784	2,890	5,584	5,553
NET INCOME	$10,683	$7,600	$19,343	$14,270

BASIC INCOME PER COMMON SHARE	$0.94	$0.67	$1.70	$1.25
DILUTED INCOME PER COMMON SHARE	$0.94	$0.67	$1.70	$1.25

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,400	11,384	11,400	11,384
Diluted	11,400	11,393	11,400	11,393

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
NET INCOME	$10,683	$7,600	$19,343	$14,270

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(930)	(1,332)	(653)	(515)
Total other comprehensive income	(930)	(1,332)	(653)	(515)

COMPREHENSIVE INCOME	$9,753	$6,268	$18,690	$13,755

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2017	$114	$150,699	$55,580	$(3,293)	$203,100
Cumulative effect adjustment for adoption of ASU 2014-09	—	—	(324)	—	(324)
BALANCE, January 1, 2018	114	150,699	55,256	(3,293)	202,776
Components of comprehensive income:
Net income	—	—	6,670	—	6,670
Foreign currency translation adjustments	—	—	—	817	817
Total comprehensive income	—	—	6,670	817	7,487
Issuance of common stock to non-employee directors (5,814)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,049)	—	(2,049)
BALANCE, March 31, 2018	114	150,849	59,877	(2,476)	208,364
Components of comprehensive income:
Net income	—	—	7,600	—	7,600
Foreign currency translation adjustments	—	—	—	(1,332)	(1,332)
Total comprehensive income	—	—	7,600	(1,332)	6,268
Dividends paid, $0.18 per share	—	—	(2,049)	—	(2,049)
BALANCE, June 30, 2018	$114	$150,849	$65,428	$(3,808)	$212,583

BALANCE, December 31, 2018	$114	$150,905	$81,354	$(4,810)	$227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	—	—	8,660	—	8,660
Foreign currency translation adjustments	—	—	—	277	277
Total comprehensive income	—	—	8,660	277	8,937
Issuance of common stock to non-employee directors (5,556)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,052)	—	(2,052)
BALANCE, March 31, 2019	114	151,055	87,966	(4,533)	234,602
Components of comprehensive income:
Net income	—	—	10,683	—	10,683
Foreign currency translation adjustments	—	—	—	(930)	(930)
Total comprehensive income	—	—	10,683	(930)	9,753
Dividends paid, $0.18 per share	—	—	(2,051)	—	(2,051)
BALANCE, June 30, 2019	$114	$151,055	$96,598	$(5,463)	$242,304

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2019	2018
OPERATING ACTIVITIES:
Net income	$19,343	$14,270
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,214	3,518
(Gain) Loss on disposal of property, plant and equipment	(4)	133
Provision for doubtful accounts	102	115
Issuance of non-employee director shares	150	150
Deferred tax provision	159	182
Changes in operating assets and liabilities:
Accounts receivable	(48,862)	(15,585)
Inventories	2,406	(13,024)
Prepaid expenses	(2,622)	(287)
Other assets	669	(21)
Accounts payable	31,601	12,823
Accrued liabilities	1,169	3,817
Net cash flows from operating activities	8,325	6,091
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,437)	(9,392)
Proceeds from sale of property, plant and equipment	7	132
Net cash flows from investing activities	(8,430)	(9,260)
FINANCING ACTIVITIES:
Net borrowings under credit facility	5,000	5,000
Payments of cash dividends	(4,103)	(4,098)
Net proceeds (payments) on other long-term obligations	(185)	374
Finance lease obligation payments	(10)	—
Net cash flows from financing activities	702	1,276
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(398)	(289)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	199	(2,182)
CASH AND TEMPORARY INVESTMENTS, beginning of period	27,037	21,895
CASH AND TEMPORARY INVESTMENTS, end of period	$27,236	$19,713
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,655	$1,121
Cash payments for income taxes, net of refunds	$5,249	$3,699

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

Recently Adopted Standards

The FASB issued ASU 2016‑02 Leases (Topic 842) to improve financial reporting on leasing transactions. The update affects all companies that lease assets. The amendments require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by lease agreements with terms greater than twelve months. Companies are also required to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. The Company elected the package of practical expedients permitted by ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance without reassessing whether the contracts contained a lease under ASC Topic 842 or whether classification of the operating leases would be different in accordance with ASC Topic 842. In the same manner, the company will not reassess the allocation of initial direct costs on existing leases. The Company also elected to not allocate consideration between lease and non-lease components. The amendments were adopted by the Company in the first quarter of 2019 by applying the modified retrospective approach and making a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. The cumulative effect adjustment to the consolidated balance sheets as of January 1, 2019 was as follows:

	Balance at	Cumulative Effect	Balance at
	December 31, 2018	Adjustment	January 1, 2019
Assets
Right-of-use assets - operating leases	$—	$2,268	$2,268

Liabilities and Shareholders’ Equity
Current portion of operating lease obligation	—	1,358	1,358
Noncurrent portion of operating lease obligation	—	905	905
Deferred income tax liabilities	1,700	1	1,701
Accumulated surplus	81,354	4	81,358

In August 2018, the SEC issued a final rule to amend certain redundant or outdated disclosure requirements to simplify compliance with financial reporting. In an effort to reduce such duplicative disclosures, many requirements of the SEC were either eliminated or reduced where GAAP had identical or similar disclosure provisions for the notes to financial statements. In other instances, disclosure requirements were enhanced to improve transparency. The Company adopted these amendments in the first quarter of 2019. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.          BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 9,000 potential dilutive common shares for each of the three and six months ended June 30, 2018.  The Company had no outstanding stock options and no potential dilutive common shares for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, none of the outstanding stock options would have been anti-dilutive.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales:
North America	$191,753	$143,137	$355,646	$274,781
Foreign	30,593	33,751	63,913	61,267
	$222,346	$176,888	$419,559	$336,048

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of June 30, 2019, and December 31, 2018,  contract liability balances related to extended service contracts were $700 and $331, respectively, and are included in accrued liabilities on the consolidated balance sheets. No revenue related to contract liability balances was recognized during the three and six months ended June 30, 2019 and 2018. The Company did not have any contract assets at June 30, 2019 or December 31, 2018. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Impairment losses on accounts receivable were de minimis during the three and six months ended June 30, 2019 and 2018.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. At December 31, 2018 the Company had one customer with a trade account receivable balance greater than 10% of total accounts receivable, which account subsequently decreased to less than 10% of the total accounts receivable balance at June 30, 2019.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Chassis	$6,360	$8,921
Raw materials	38,719	40,021
Work in process	17,243	14,995
Finished goods	28,651	29,830
	$90,973	$93,767

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130,000 to $160,000 (the Company’s tangible net worth at June 30, 2019 was approximately $231,000) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. The Company has been in compliance with these covenants throughout 2018 and during the first half of 2019, and we anticipate that the Company will continue to be in compliance during the remainder of 2019.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At June 30, 2019 and December 31, 2018, the Company had $20,000 and $15,000, respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

The Company’s French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at  0.3% per annum. At June 30, 2019, the Company had $558 in outstanding borrowings under the loan agreement, of which $79 and $479 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and making routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at June 30, 2019.

June 30,
2019
Finance lease right-of-use assets	$78
Accumulated amortization	(11)
Finance lease right-of-use assets, net	$67

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2019	$219	$10
2020	373	23
2021	280	23
2022	263	15
2023	222	—
Thereafter	339	—
Total lease payments	1,696	71
Less Imputed Interest	(152)	(3)
Lease obligation at June 30, 2019	$1,544	$68

The lease cost and certain other information during the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
	June 30	June 30
	2019	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$6	$11
Interest on lease obligation	—	1
Total finance lease cost	6	12
Total operating lease cost	185	385
Short-term lease cost	318	570
Total lease cost	$509	$967

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$185	$385
Financing cash flows from finance leases	5	10

Right-of-use assets obtained in exchange for new finance lease obligations	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	—	—

The weighted average remaining lease term for operating leases and finance leases at June 30, 2019 was 5.3 years and 3.2 years, respectively.  The weighted average discount rate for operating leases and finance leases at June 30, 2019 was 3.7% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended June 30, 2019 and 2018 of $55 and $52, respectively, and related lease costs during the six months ended June 30, 2019 and 2018 of $117 and $109, respectively.  The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the three months ended June 30, 2019 and 2018 of $26 and $36, respectively, and related lease costs during the six months ended June 30, 2019 and 2018  of  $69 and $73, respectively.

Other Commitments

At June 30, 2019 and December 31, 2018, the Company had commitments of approximately $7,997 and $7,053 for construction and acquisition of property, plant and equipment.  At June 30, 2019, the Company had commitments of approximately $9,396 in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by the independent distributor customer, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $57,395 at June 30, 2019, and $49,694 at December 31, 2018. However, the Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not material and was not probable at June 30, 2019 or December 31, 2018.

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

As of June 30, 2019, the Company had no federal operating loss carryforwards. As of June 30, 2019, the Company had a state net operating loss carryforward of $849, which will expire between 2019 and 2025.

9.          SUBSEQUENT EVENTS

Subsequent to the second quarter of 2019, the Company made an additional $5,000 payment on its credit facility.  The outstanding balance of the credit facility was $15,000 at July 31, 2019.

Dividends

On August 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable September 16, 2019 to shareholders of record as of September 9, 2019.

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

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. We also remain focused on efforts to secure new orders that would replace several of our substantial military projects that are scheduled to be completed over the course of this year.

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

At June 30, 2019 and December 31, 2018, the Company had $20,000 and $15,000, respectively, in outstanding borrowings under its credit facility. The advances under the credit facility were primarily used to finance working capital needs associated with substantial increases in production during the first half of 2019.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. Other than changes to leasing activities, which are discussed in detail in Notes 2 and 7 to the “Notes to Consolidated Financial Statements” in Item 1, there have been no significant changes in our critical accounting policies during the first six months of 2019.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10‑K for the year ended December 31, 2018.

Results of Operations – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net sales for the three months ended June 30, 2019 increased 25.7% to $222,346 from  $176,888 for the comparable period in 2018. This increase was primarily attributable to continued strong demand in our domestic and international markets and realization of the increases in our domestic production capacity. Net domestic sales increased during the three-month period ended June 30, 2019 to $191,753 from $143,137 for the comparable period in  2018,  while net foreign sales decreased to $30,593 from $33,751 during the same three-month period. Our ability to increase sales in response to continued strong demand was enhanced by the production capabilities gained from our capital projects completed in recent years at all of our domestic facilities.

Costs of operations for the three months ended June 30, 2019 increased 26.7% to $197,133 from $155,609 for the comparable period in 2018.  Costs of operations increased as a percentage of sales to 88.7%,  compared to 88.0% for the comparable period in 2018, which was primarily due to differences in product mix.

Selling, general and administrative expenses for the three months ended June 30, 2019 increased to $10,968 from $9,678 for the three months ended June 30, 2018, primarily due to increases in customer relation and sales-related expenses,  software costs, and other professional fees. However, as a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2019 decreased to 4.9% from 5.5% in the comparable period in 2018.

Interest expense, net increased to $721 from $484 for the three months ended June 30, 2019 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning and increases in interest on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended June 30, 2019, the Company experienced a net foreign currency exchange loss of $63, compared to a net loss of $455 for the three months ended June 30, 2018.

The provision for income taxes for the three months ended June 30, 2019 and 2018 reflects a combined effective U.S. federal, state and foreign tax rate of 20.7% and 27.6%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations –Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net sales for the six months ended June 30, 2019 increased 24.9% to $419,559 from $336,048 for the comparable period in 2018. This increase was primarily attributable to continued strong demand in our domestic and international markets and realization of the increases in our domestic production capacity. Net domestic sales increased during the six months ended June 30, 2019 to $355,646 from $274,781 for the comparable period in 2018, and net foreign sales increased to $63,913 from $61,267 during the same six-month period. Our ability to increase sales in response to continued strong demand was enhanced by the production capabilities gained from our capital projects completed in recent years at all of our domestic facilities.

Costs of operations for the six months ended June 30, 2019 increased 25.4% to $371,749 from $296,342 for the comparable period in 2018. Overall, costs of operations increased as a percentage of sales to 88.6%,  compared to 88.2% for the comparable period in 2018, which was primarily due to differences in product mix.

Selling, general and administrative expenses for the six months ended June 30, 2019 increased to $21,183 from $19,267 for the six months ended June 30, 2018, primarily due to increases in customer relation and sales-related expenses,  software costs, and other professional fees. However, as a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2019 decreased to 5.0% from 5.7% in the comparable period in 2018.

Interest expense, net increased to $1,389 from $904 for the six months ended June 30, 2019 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on the credit facility and increases in interest on distributor floor planning.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the six months ended June 30, 2019, the Company experienced a net foreign currency exchange loss of $315, compared to a net gain of $421 for the six months ended June 30, 2018.

The provision for income taxes for the six months ended June 30, 2019 and 2018 reflects a combined effective U.S. federal, state and foreign tax rate of 22.4% and 28.0%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $8,325 for the six months ended June 30, 2019, compared to $6,091 in the comparable period in 2018. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes.  Cash provided by operating activities during the six months ended June 30, 2019 was favorably impacted when compared to prior year due primarily to the increases in revenue growth resulting from our incremental increases in production capacities.

Cash used in investing activities was $8,430 for the six months ended June 30, 2019 compared to $9,260 for the comparable period in 2018. The cash used in investing activities for the six months ended June 30, 2019 was primarily for purchases of property, plant and equipment.

Cash provided by financing activities was $702 for the six months ended June 30, 2019, compared to $1,276 for the comparable period in 2018. The cash provided by financing activities for the six months ended June 30, 2019 resulted primarily from increases in borrowings on the credit facility, partially offset by the payment of dividends of $4,103, net payments on our French subsidiary’s loan of $185, and an immaterial amount of payments on finance lease obligations.

As of June 30, 2019, we had cash and cash equivalents of $27,236. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At June 30, 2019, the Company had commitments of approximately $7,997 for the acquisition of property and equipment and approximately $9,396 in software license fees.  We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at June 30, 2019, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2019 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2019 and December 31, 2018, $18,835 and $15,815, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130,000 to $160,000 (the Company’s tangible net worth at June 30, 2019 was approximately $231,000) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and during the first half of 2019 and anticipate that we will continue to be in compliance during the remainder of 2019.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At June 30, 2019 and December 31, 2018, the Company had $20,000 and $15,000, respectively, in outstanding borrowings under the credit facility. The advances under the credit facility were primarily used to finance our working capital needs associated with substantial increases in production during the first quarter of 2019.

Other Long-Term Obligations

At June 30, 2019 and December 31, 2018, we had approximately $1,696 and $2,658 in non-cancelable operating lease obligations, and $71 and $78 in non-cancelable finance lease obligations, respectively.

Our French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At June 30, 2019, the Company had $558 in outstanding borrowings under the loan agreement, of which $79 and $479 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 3.40% at June 30, 2019. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three and six months ended June 30, 2019.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended June 30, 2019, we recognized a $930 decrease in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $1,332 decrease for the prior year period. During the six months ended June 30, 2019, we recognized a $653 decrease, compared to a $515 decrease for the prior year period. These amounts were recognized as unrealized losses in accumulated other comprehensive loss on the consolidated balance sheets.

For the three months ended June 30, 2019 and 2018, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $63 and a net loss of $455, respectively. For the six months ended June 30, 2019 and 2018, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $315 and a net gain of $421, respectively.

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

101

The following information from the Company’s quarterly report on Form 10‑Q for the quarterly period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2019 and 2018;  (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.*

     Filed herewith

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

Date: August 7, 2019