Form 10-Q
period 2019-09-30
MILLER INDUSTRIES INC /TN/
filed 2019-11-06
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001‑14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62‑1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2019 was 11,400,102.

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

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$27,459	$27,037
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $1,112 at September 30, 2019 and December 31, 2018, respectively	165,789	149,142
Inventories, net	98,072	93,767
Prepaid expenses	4,745	3,272
Total current assets	296,065	273,218
NONCURRENT ASSETS:
Property, plant and equipment, net	91,527	82,850
Right-of-use assets - operating leases	1,407	—
Goodwill	11,619	11,619
Other assets	504	497
TOTAL ASSETS	$401,122	$368,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,871	$98,220
Accrued liabilities	24,792	24,863
Current portion of operating lease obligation	343	—
Current portion of finance lease obligation	21	20
Long-term obligations due within one year	368	285
Total current liabilities	140,395	123,388
NONCURRENT LIABILITIES
Long-term obligations	10,092	15,475
Noncurrent portion of operating lease obligation	1,061	—
Noncurrent portion of finance lease obligation	42	58
Deferred income tax liabilities	1,765	1,700
Total liabilities	153,355	140,621

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,400,102 and 11,394,546, outstanding at September 30, 2019 and December 31, 2018, respectively	114	114
Additional paid-in capital	151,055	150,905
Accumulated surplus	102,621	81,354
Accumulated other comprehensive loss	(6,023)	(4,810)
Total shareholders’ equity	247,767	227,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$401,122	$368,184

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

NET SALES	$195,467	$195,690	$615,026	$531,738
COSTS OF OPERATIONS	173,721	174,214	545,470	470,556
GROSS PROFIT	21,746	21,476	69,556	61,182

OPERATING EXPENSES:
Selling, general and administrative expenses	10,453	9,450	31,636	28,717

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	424	525	1,813	1,429
Other (income) expense, net	231	76	542	(212)
Total expense, net	11,108	10,051	33,991	29,934

INCOME BEFORE INCOME TAXES	10,638	11,425	35,565	31,248
INCOME TAX PROVISION	2,562	2,748	8,146	8,301
NET INCOME	$8,076	$8,677	$27,419	$22,947

BASIC INCOME PER COMMON SHARE	$0.71	$0.76	$2.41	$2.02
DILUTED INCOME PER COMMON SHARE	$0.71	$0.76	$2.41	$2.01

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.54	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,400	11,389	11,400	11,386
Diluted	11,400	11,393	11,400	11,393

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
NET INCOME	$8,076	$8,677	$27,419	$22,947

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(560)	62	(1,213)	(453)
Total other comprehensive income	(560)	62	(1,213)	(453)

COMPREHENSIVE INCOME	$7,516	$8,739	$26,206	$22,494

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2017	$114	$150,699	$55,580	$(3,293)	$203,100
Cumulative effect adjustment for adoption of ASU 2014-09	—	—	(324)	—	(324)
BALANCE, January 1, 2018	114	150,699	55,256	(3,293)	202,776
Components of comprehensive income:
Net income	—	—	6,670	—	6,670
Foreign currency translation adjustments	—	—	—	817	817
Total comprehensive income	—	—	6,670	817	7,487
Issuance of common stock to non-employee directors (5,814)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,049)	—	(2,049)
BALANCE, March 31, 2018	114	150,849	59,877	(2,476)	208,364
Components of comprehensive income:
Net income	—	—	7,600	—	7,600
Foreign currency translation adjustments	—	—	—	(1,332)	(1,332)
Total comprehensive income	—	—	7,600	(1,332)	6,268
Dividends paid, $0.18 per share	—	—	(2,049)	—	(2,049)
BALANCE, June 30, 2018	114	150,849	65,428	(3,808)	212,583
Prior period accounting reclassification	—	—	552	(552)	—
Components of comprehensive income:
Net income	—	—	8,677	—	8,677
Foreign currency translation adjustments	—	—	—	62	62
Total comprehensive income	—	—	9,229	(490)	8,739
Exercise of stock options (10,250)	—	56	—	—	56
Dividends paid, $0.18 per share	—	—	(2,051)	—	(2,051)
BALANCE, September 30, 2018	$114	$150,905	$72,606	$(4,298)	$219,327

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - Continued

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2018	$114	$150,905	$81,354	$(4,810)	$227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	—	—	8,660	—	8,660
Foreign currency translation adjustments	—	—	—	277	277
Total comprehensive income	—	—	8,660	277	8,937
Issuance of common stock to non-employee directors (5,556)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,052)	—	(2,052)
BALANCE, March 31, 2019	114	151,055	87,966	(4,533)	234,602
Components of comprehensive income:
Net income	—	—	10,683	—	10,683
Foreign currency translation adjustments	—	—	—	(930)	(930)
Total comprehensive income	—	—	10,683	(930)	9,753
Dividends paid, $0.18 per share	—	—	(2,051)	—	(2,051)
BALANCE, June 30, 2019	114	151,055	96,598	(5,463)	242,304
Components of comprehensive income:
Net income	—	—	8,076	—	8,076
Foreign currency translation adjustments	—	—	—	(560)	(560)
Total comprehensive income	—	—	8,076	(560)	7,516
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, September 30, 2019	$114	$151,055	$102,621	$(6,023)	$247,767

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2019	2018
OPERATING ACTIVITIES:
Net income	$27,419	$22,947
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,612	5,577
(Gain) Loss on disposal of property, plant and equipment	(8)	133
Provision for doubtful accounts	(33)	163
Issuance of non-employee director shares	150	150
Deferred tax provision	59	123
Changes in operating assets and liabilities:
Accounts receivable	(16,841)	(25,807)
Inventories	(5,063)	(13,846)
Prepaid expenses	(1,483)	656
Other assets	781	(25)
Accounts payable	17,186	21,792
Accrued liabilities	(755)	3,508
Net cash flows from operating activities	28,024	15,371
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,434)	(12,651)
Proceeds from sale of property, plant and equipment	31	117
Net cash flows from investing activities	(15,403)	(12,534)
FINANCING ACTIVITIES:
Net payments under credit facility	(5,000)	—
Payments of cash dividends	(6,156)	(6,149)
Net proceeds (payments) on other long-term obligations	(275)	281
Finance lease obligation payments	(15)	—
Proceeds from exercise of stock options	—	56
Net cash flows from financing activities	(11,446)	(5,812)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(753)	(255)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	422	(3,230)
CASH AND TEMPORARY INVESTMENTS, beginning of period	27,037	21,895
CASH AND TEMPORARY INVESTMENTS, end of period	$27,459	$18,665
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,500	$1,788
Cash payments for income taxes, net of refunds	$9,050	$6,136

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

3.          BASIC AND DILUTED INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 5,000 and 7,000  potential dilutive common shares for the three and nine months ended September 30, 2018, respectively. The Company had no outstanding stock options and no potential dilutive common shares for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, none of the outstanding stock options would have been anti-dilutive.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales:
North America	$174,675	$156,504	$530,321	$430,492
Foreign	20,792	39,186	84,705	101,246
	$195,467	$195,690	$615,026	$531,738

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

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of products. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Warranty related costs are recognized as an expense at the time products are sold and a reserve is established. Depending on the terms of the arrangement, for certain contracts the Company may defer the recognition of a portion of the consideration received because a future obligation has not yet been satisfied, such as an extended service contract. An observable price is used to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach is utilized when one is not available.

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of September 30, 2019, and December 31, 2018,  contract liability balances related to extended service contracts were $339 and $331, respectively, and are included in accrued liabilities on the consolidated balance sheets. During the three and nine months ended September 30, 2019, the Company settled $361 of this liability with a contract credit in lieu of performing these obligations.  No revenue related to contract liability balances was recognized during the three and nine months ended September 30, 2019 or 2018. The Company did not have any contract assets at September 30, 2019 or December 31, 2018. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the three and nine months ended September 30, 2019 or during the three and nine months ended September 30, 2018.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. At December 31, 2018 the Company had one customer with a trade account receivable balance greater than 10% of total accounts receivable, which account subsequently decreased to less than 10% of the total accounts receivable balance prior to September 30, 2019.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Chassis	$7,335	$8,921
Raw materials	40,468	40,021
Work in process	17,468	14,995
Finished goods	32,801	29,830
	$98,072	$93,767

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130,000 to $160,000 (the Company’s tangible net worth at September 30, 2019 was approximately $236,000) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and during the first three quarters of 2019, and we anticipate that the Company will continue to be in compliance during the remainder of 2019.

In the absence of a default, all borrowings under the current credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the current credit facility, which fee is paid quarterly.

At September 30, 2019 and December 31, 2018, the Company had $10,000 and $15,000, respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

The Company’s French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at  0.3% per annum. At September 30, 2019, the Company had $460 in outstanding borrowings under the loan agreement, of which $92 and $368 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and making routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at September 30, 2019.

September 30,
2019
Finance lease right-of-use assets	$78
Accumulated amortization	(15)
Finance lease right-of-use assets, net	$63

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2019	$108	$6
2020	368	23
2021	277	23
2022	260	15
2023	220	—
Thereafter	464	—
Total lease payments	1,697	67
Less Imputed Interest	(293)	(4)
Lease obligation at September 30, 2019	$1,404	$63

The lease cost and certain other information during the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2019	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$4	$15
Interest on lease obligation	—	1
Total finance lease cost	4	16
Total operating lease cost	110	495
Short-term lease cost	479	1,049
Total lease cost	$593	$1,560

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$107	$492
Financing cash flows from finance leases	5	15

Right-of-use assets obtained in exchange for new finance lease obligations	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	117	117

The weighted average remaining lease term for operating leases and finance leases at September 30, 2019 was 5.6 years and 2.9 years, respectively.  The weighted average discount rate for operating leases and finance leases at September 30, 2019 was 3.5% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended September 30, 2019 and 2018 of $53 and $55, respectively, and related lease costs during the nine months ended September 30, 2019 and 2018 of $170 and $164, respectively.  The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the three months ended September 30, 2019 and 2018 of $26 and $32, respectively, and related lease costs during the nine months ended September 30, 2019 and 2018  of  $95 and $105, respectively.

Other Commitments

At September 30, 2019 and December 31, 2018, the Company had commitments of approximately $3,891 and $7,053 for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  This migration and upgrade of the existing ERP system will be done in three phases over the next three years. Related to this project, at September 30, 2019, the Company had commitments of approximately $8,869 in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $73,754 at September 30, 2019, and $49,694 at December 31, 2018, as distributors increased usage of floor plan financing. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at September 30, 2019 or December 31, 2018.

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

As of September 30, 2019, the Company had no federal or state operating loss carryforwards.

9.          SUBSEQUENT EVENTS

Dividends

On November 4, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 16, 2019 to shareholders of record as of December 9, 2019.

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

We also remain concerned about the potential negative impact of the United Kingdom’s expected exit from the European Union, commonly referred to as “Brexit,” on European and worldwide economic conditions, and on our international sales. The terms of the United Kingdom’s withdrawal remain uncertain and, of course, a no-deal Brexit cannot be ruled out.

At September 30, 2019 and December 31, 2018, the Company had $10,000 and $15,000, respectively, in outstanding borrowings under its credit facility.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. Other than changes to leasing activities, which are discussed in detail in Notes 2 and 7 to the “Notes to Consolidated Financial Statements” in Item 1, there have been no significant changes in our critical accounting policies during the first nine months of 2019.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10‑K for the year ended December 31, 2018.

Results of Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net sales for the three months ended September 30, 2019 decreased 0.1% to $195,467 from $195,690 for the comparable period in 2018. The stability in our revenue stream was primarily attributable to continued strong demand in our domestic market and realization of increased domestic production capacity despite supply chain challenges that delayed deliveries of chassis to our plants and our distributors, which are not expected to impact the fourth quarter. Net domestic sales increased during the three-month period ended September 30, 2019 to $174,675 from $156,504 for the comparable period in 2018, while net foreign sales decreased to $20,792 from $39,186 during the same three-month period. The increase in domestic sales in response to continued strong demand was facilitated by the production capabilities gained from our capital projects completed in recent years at all of our domestic facilities.  The decrease in foreign sales was primarily due to a shift in production and deliveries from military and other foreign customers to domestic customers due to the timing of customer requirements.

Costs of operations for the three months ended September 30, 2019 decreased 0.3% to $173,721 from $174,214 for the comparable period in 2018. Costs of operations decreased as a percentage of sales to 88.9%, compared to 89.0% for the comparable period in 2018, which reflects our continued efforts to increase production efficiency.

Selling, general and administrative expenses for the three months ended September 30, 2019 increased to $10,453 from $9,450 for the three months ended September 30, 2018, primarily due to increases in software licensing fees, marketing expenses, and other professional fees. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2019 increased to 5.5% from 4.8% in the comparable period in 2018.

Interest expense, net decreased to $424 from $525 for the three months ended September 30, 2019 as compared to the prior year period. Decreases in interest expense were primarily due to increases in interest income on distributor receivables.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended September 30, 2019, the Company experienced a net foreign currency exchange loss of $235, compared to a net loss of $76 for the three months ended September 30, 2018.

The provision for income taxes for each of the three months ended September 30, 2019 and 2018 reflects a combined effective U.S. federal, state and foreign tax rate of 24.1%. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations –Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net sales for the nine months ended September 30, 2019 increased 15.7% to $615,026 from $531,738 for the comparable period in 2018. This increase was primarily attributable to continued strong demand in our domestic market and realization of increased domestic production capacity. Net domestic sales increased during the nine months ended September 30, 2019 to $530,321 from $430,492 for the comparable period in 2018, and net foreign sales decreased to $84,705 from $101,246 during the same nine-month period. The increase in domestic sales in response to continued strong demand was enhanced by the production capabilities gained from our capital projects completed in recent years at all of our domestic facilities.  The decrease in foreign sales was primarily due to a shift in production and deliveries from military and other foreign customers to domestic customers due to the timing of customer requirements.

Costs of operations for the nine months ended September 30, 2019 increased 15.9% to $545,470 from $470,556 for the comparable period in 2018. Overall, costs of operations increased as a percentage of sales to 88.7%, compared to 88.5% for the comparable period in 2018, primarily resulting from material cost increases.

Selling, general and administrative expenses for the nine months ended September 30, 2019 increased to $31,636 from $28,717 for the nine months ended September 30, 2018, primarily due to increases in marketing and sales-related expenses, software licensing fees, and other professional fees.  However, as a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2019 decreased to 5.1% from 5.4% in the comparable period in 2018.

Interest expense, net increased to $1,813 from $1,429 for the nine months ended September 30, 2019 as compared to the prior year period. Increases in interest expense were primarily due to increases in interest on distributor floor planning, higher average credit facility balances, and higher chassis interest expense.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the nine months ended September 30, 2019, the Company experienced a net foreign currency exchange loss of $550, compared to a net gain of $345 for the nine months ended September 30, 2018.

The provision for income taxes for the nine months ended September 30, 2019 and 2018 reflects a combined effective U.S. federal, state and foreign tax rate of 22.9% and 26.6%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $28,024 for the nine months ended September 30, 2019, compared to $15,371 in the comparable period in 2018. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes.  Cash provided by operating activities during the nine months ended September 30, 2019 was favorably impacted when compared to prior year due primarily to the increases in revenue growth resulting from our incremental increases in production capacities and favorable changes in working capital.

Cash used in investing activities was $15,403 for the nine months ended September 30, 2019 compared to $12,534 for the comparable period in 2018. The cash used in investing activities for the nine months ended September 30, 2019 was primarily for purchases of property, plant and equipment.

Cash used in financing activities was $11,446 for the nine months ended September 30, 2019, compared to $5,812 for the comparable period in 2018. The cash used in financing activities for the nine months ended September 30, 2019 resulted primarily from the payment of cash dividends of $6,156, net payments on the credit facility of $5,000, payments on our French subsidiary’s loan of $275, and an immaterial amount of payments on finance lease obligations.

As of September 30, 2019, we had cash and cash equivalents of $27,459. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At September 30, 2019, the Company had commitments of approximately $3,891 for the acquisition of property and equipment and approximately $8,869 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at September 30, 2019, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2019 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2019 and December 31, 2018, $18,712 and $15,815, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130,000 to $160,000 (the Company’s tangible net worth at September 30, 2019 was approximately $236,000) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and during the first three quarters of 2019 and anticipate that we will continue to be in compliance during the remainder of 2019.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At September 30, 2019 and December 31, 2018, the Company had $10,000 and $15,000, respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

At September 30, 2019 and December 31, 2018, we had approximately $1,697 and $2,658 in non-cancelable operating lease obligations, and $67 and $78 in non-cancelable finance lease obligations, respectively.

Our French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At September 30, 2019, the Company had $460 in outstanding borrowings under the loan agreement, of which $92 and $368 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 3.02% at September 30, 2019. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three and nine months ended September 30, 2019.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended September 30, 2019, we recognized a $560 decrease in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $62 increase for the prior year period. During the nine months ended September 30, 2019, we recognized a $1,213 decrease, compared to a $453 decrease for the prior year period. These amounts were recognized as unrealized losses in accumulated other comprehensive loss on the consolidated balance sheets.

For the three months ended September 30, 2019 and 2018, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $235 and a net loss of $76, respectively. For the nine months ended September 30, 2019 and 2018, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $550 and a net gain of $345, respectively.

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

101

The following information from the Company’s quarterly report on Form 10‑Q for the quarterly period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2019 and 2018;  (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.*

     Filed herewith

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

Date: November 6, 2019