Form 10-K
period 2019-12-31
MILLER INDUSTRIES INC /TN/
filed 2020-03-04
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission File No.	001‑14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62‑1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238‑4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	MLR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

◻ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

◻ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large Accelerated Filer ◻	Accelerated Filer ☒

Non-accelerated Filer ◻	Smaller Reporting Company ◻

Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

◻ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $296,969,693 (based on 9,657,551 shares held by non-affiliates at $30.75 per share, the last sale price reported on the New York Stock Exchange on June 28, 2019).

At February 28, 2020 there were 11,405,468 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price and availability (including as a result of the imposition of additional tariffs and the impact of the outbreak of the coronavirus known as COVID-19) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; our customers’ access to capital and credit to fund purchases; operational challenges caused by our increased sales volumes; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; special risks from our sales to U.S. and other governmental entities through prime contractors; our ability to secure new government orders; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; failure to comply with domestic and foreign anti-corruption laws; competition and our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I

ITEM 1.    BUSINESS

General

Miller Industries is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

In 1990, we began developing or acquiring several of the most well-recognized brands in the towing and recovery equipment manufacturing industry. Our strategy has been to diversify our line of products and increase our presence in the industry through internal growth and development, while remaining open to opportunities for acquisitions of complementary products.

In this Annual Report on Form 10‑K, the words “Miller Industries,” “the Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. We frequently purchase the truck chassis for integration with our towing and recovery equipment and resale to our customers. Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and up to 100‑ton lifting capacities. Car carriers are specialized flatbed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances. We also manufacture vehicle transport trailers.

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim, the Middle East, South America and Africa, and through prime contractors to governmental entities. Additionally, as a result of our ownership of Jige International S.A. in France and Boniface Engineering, Ltd. in the United Kingdom, we have substantial distribution capabilities in Europe. While most of our distributor agreements do not generally contain exclusivity provisions, management believes that more than 85% of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament to their loyalty to our brands. In addition to selling our products to towing operators, our independent distributors provide them with parts and service. We also utilize sales representatives to inform prospective end-users about our current product lines in an effort to drive sales to independent distributors. Management believes the strength of our distribution network and the breadth and quality of our product offerings are two key advantages over our competitors.

Product Lines

We manufacture a broad line of wrecker, car carrier and trailer bodies to meet a full range of customer design, capacity and cost requirements.

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 100‑ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy-duty wrecker models offer rotating booms, which allow heavy-duty wreckers to recover vehicles from any angle, and remote control devices for recovery equipment. In addition, certain light-duty wreckers are equipped with automatic wheel-lift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

Our wreckers range in capacity from 4 to 100 tons, and are classified as either light-duty or heavy-duty, with wreckers of 16‑ton or greater capacity being classified as heavy-duty. Light-duty wreckers are used to remove vehicles from accident scenes and vehicles illegally parked, abandoned or disabled, and for general recovery. Heavy-duty wreckers are used in towing and recovery applications including overturned tractor trailers, buses, motor homes and other large vehicles.

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

Century®. The Century® brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century® line was started in 1974 and produces wreckers ranging from 8‑ton light-duty to 100‑ton heavy-duty models, and car carriers in lengths from 20 to 30 feet. Management believes that the Century® brand has a reputation as the industry’s leading product innovator.

Vulcan®. Our Vulcan® product line includes a range of premium light-duty and heavy-duty wreckers, ranging from 8‑ton light-duty to 75‑ton heavy-duty models, and car carriers.

Challenger®. Our Challenger® products compete with the Century® and Vulcan® products and constitute a third premium product line. Challenger® products consist of heavy-duty wreckers with capacities ranging from 25 to 75 tons. The Challenger® line was started in 1975 and is known for high-performance heavy-duty wreckers and aesthetic design.

Holmes®. Our Holmes® product line includes mid-priced wreckers with 4 to 16‑ton capacities, a 16‑ton rotator and a detachable towing unit (DTU). The Holmes® wrecker was first produced in 1916. Historically, the Holmes® name has been the most well-recognized and leading industry brand both domestically and internationally.

Champion®. The Champion® brand, which was introduced in 1991, includes car carriers which range in length from 19 to 21 feet. The Champion® product line, which is generally lower-priced, allows us to offer a full line of car carriers at various competitive price points.

Chevron™. Our Chevron™ product line is comprised primarily of premium car carriers. Chevron™ produces a range of premium single-car, multi-car and industrial carriers, as well as wreckers ranging from 8‑ton to 16‑ton models.

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

Product Development and Manufacturing

We have a long history of innovation in our products and manufacturing processes based on advanced technologies. Our Holmes®  and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering department currently consists of over 50 engineers who, in consultation with manufacturing personnel, use sophisticated computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to licensing new technologies, we have a continuing emphasis on research and development to achieve product innovations. We opened our free-standing research and development (R&D) facility in Chattanooga in 2019, where we are pursuing various innovations in our products and improvements in our manufacturing processes,  some of which are intended to enhance the safety of our employees and reduce our environmental impact. These efforts led to our newest product, the M100, which was introduced in the fall of 2019 and we believe to be the world’s largest tow truck.

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

All of our domestic facilities have undergone substantial expansion and modernization projects during the period 2015 to 2019, as we have invested over $92 million on property, plant and equipment over this five-year period, including approximately $25 million on our Pennsylvania consolidation and expansion project and approximately $21 million on building and equipment improvements at our two Tennessee locations.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing processes, enhance the safety of our employees and reduce our environmental impact.

We purchase raw materials and component parts from several sources. Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, but we have experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules. Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers. Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business. We are closely monitoring the COVID-19 outbreak and the impact it may have on the Company’s supply chain and operations.

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

We sell our products to a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. These distributors then sell our products to the end-users. In 2019, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

Our distributor network has been stable for many years, with a large majority of our distributors having been engaged to sell our products for more than 10 years, and many for more than 25 years.  We believe this distributor loyalty results primarily from our high quality and innovative products and our emphasis on customer service. These long-standing relations give our distributors a deep knowledge of our products and our corporate culture, allowing them to effectively promote our products to end-users.  While we do not impose exclusivity requirements on our distributors, we believe that more than 85% of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament to their loyalty to our brands.

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

We routinely respond to requests for proposals or bid invitations in consultation with our local distributors. Our products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. We intend to continue to pursue federal, state and local government and foreign government contracting opportunities.

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national, regional and international trade shows. To focus our marketing efforts and to control marketing costs, we concentrate our efforts on the major trade shows each year, and we work with our network of independent distributors to concentrate on various regional shows.

Product Warranties and Insurance

We generally offer a 12‑month limited manufacturer’s product and service warranty on our wrecker and car carrier products. Our warranty generally provides for repair or replacement of failed parts or components. Our independent distributor customers regularly perform any needed warranty repair work themselves, rather than shipping products back to us, and then invoice us for the cost of the parts and labor. Management believes that we maintain adequate general liability and product liability insurance.

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. Given our production and delivery schedules, management generally believes that the current backlog represents approximately four months of production.

Competition

The towing and recovery equipment manufacturing industry is highly competitive for sales to distributors and towing operators. Management believes that competition in our industry focuses on product quality and innovation, reputation, technology, customer service, product availability and price. We compete on the basis of each of these criteria, with an emphasis on product quality and innovation and customer service. Management also believes that a manufacturer’s relationship with distributors is a key component of success in the industry. Accordingly, we have invested substantial resources and management time in building and maintaining strong relationships with distributors. Management also believes that our products are regarded as high quality within their particular price points. Our marketing strategy is to continue to compete primarily on the basis of quality and reputation rather than solely on the basis of price, and to continue to target the growing group of professional towing operators who as end-users recognize the quality of our products.

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

Employees

We employed approximately 1,310 people as of December 31, 2019. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

We have invested substantial time and resources in recent years to optimize the engagement and productivity of our workforce, which we believe is the foundation upon which we can maintain our competitive advantages in product quality and customer service.  For example, we provide training programs that address skills shortages in our workforce, foster career development, and encourage proper use of technology and resources. These include our Welding School that teaching employees how to read blueprints, interpret weld symbols, and learn welding technique. In addition, Miller University One and Two were created to develop high potential employees for future leadership roles in the company, and provide change management, decision making, and problem-solving skills to future leaders.  In addition, we seek to provide a healthy and safe workplace. The modernization projects at all our domestic facilities in the last few years included many advanced health and safety features, such as air filtration equipment.   We are continually striving to better our workplace safety record and our five-year trend on workplace accidents reflects substantial improvement in this area.  We also actively monitor the satisfaction and engagement of our workforce, including through periodic employee surveys conducted by third-party experts.

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

Our trademarks “M®” (stylized), “Miller Industries®” (with stylized “M”), “Century®,” “Holmes®,” “Champion®,” “Challenger®,” “Pro Star®,” “Street Runner®,” “Vulcan®,” “Right Approach®” and “Extreme Angle®,” among others, are registered with the United States Patent and Trademark Office. Management believes that our trademarks are well-recognized by dealers, distributors and end-users in their respective markets and are associated with a high level of quality and value.

Government Regulations and Environmental Matters

We strive to manufacture our products in a way that minimizes environmental impact and maximizes worker health and safety. Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that we are in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past.

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to extensive regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration and performance of contracts under such programs.

We are also subject to various federal, state and non-U.S. laws and regulations related to privacy, data protection and cybersecurity, including the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018.  In addition, California’s Consumer Privacy Act came into effect on January 1, 2020, and enforcement will begin July 1, 2020.  Many other states are also attempting to enact privacy laws that may impact us in the future.

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

We are also subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the description of warranties on products. The description and substance of our warranties are also subject to a variety of federal, state and foreign laws and regulations applicable to the manufacturing of vehicle components. Management believes that continued compliance with various government regulations will not materially affect our operations.

Information About Our Executive Officers

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

Name	Age	Position

William G. Miller	73	Chairman of the Board

Jeffrey I. Badgley	67	Co-Chief Executive Officer

William G. Miller, II	41	President and Co-Chief Executive Officer

Frank Madonia	71	Executive Vice President, Secretary and General Counsel

Deborah L. Whitmire	54	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	63	Chief Information Officer

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

Deborah L. Whitmire has served as a director since February 2020, our Executive Vice President, Chief Financial Officer and Treasurer since January 2017, after serving as our Vice President and Corporate Controller from January 2014 to December 2016 and Corporate Controller to Miller Industries Towing Equipment Inc. from March 2005 to January 2014. From April 2000 to March 2005, she also served as Director of Finance – Manufacturing to Miller Industries Towing Equipment Inc. In addition, she served as Controller to Miller Industries Towing Equipment Inc. from October 1997 to April 2000 and Accounting Manager to Miller Industries Towing Equipment Inc. from October 1996 to October 1997.

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

Our Internet website address is www.millerind.com. We make available free of charge through our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report on Form 10‑K or our other filings with the SEC.

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

The towing and recovery industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence; volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, including as a result of political unrest, terrorist acts, military conflict and disease outbreaks, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts, leaves us subject to changes in price and availability (including as a result of the imposition of additional tariffs and the impact of the outbreak of the coronavirus known as COVID-19) and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and events beyond our control could have an adverse effect on the cost or availability of raw materials and component parts. Steel, aluminum, fuel and other commodity prices have historically experienced high volatility depending on market conditions and global demand. Price increases or changes in payment terms from our suppliers of raw materials or component parts could impact our ability to secure necessary raw materials or component parts, or to secure such materials and parts at favorable prices. In addition, government actions related to tariffs on imports and trade policies have impacted, and have the potential to further impact, pricing of raw materials, such as steel and aluminum. For example, in 2018 the United States government imposed import tariffs and restrictions on imports for steel products and aluminum products. The Company uses a substantial amount of imported steel and aluminum in its products and experienced increases in costs for these materials as a result of the tariffs and import quotas. To partially offset price increases for raw materials and component parts, we have, from time to time, implemented general price increases and cost surcharges. While we have attempted to pass these increased costs (including as a result of tariffs and import quotas) on to our customers, there can be no assurance that we will be able to continue to do so. Any further price increases for these or any other materials that we use would require a long lead time to implement while the higher material costs would be felt much sooner. In the future, if we experience increased prices or shortages for key materials that are essential to our manufacturing operations, such as steel and aluminum (including as a result of tariffs or import quotas), there is a substantial risk that the Company’s financial performance and competitive position could be materially adversely impacted.

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

Additionally, in early 2020, an outbreak of the coronavirus known as COVID-19 occurred in China and other jurisdictions. While the Company does not have manufacturing operations in China and does not sell products directly into China, the extent of the outbreak and its impact on the markets served by the Company and on its operations (including its supply chain) are uncertain. A prolonged outbreak of COVID-19 could create disruptions that may, over time, slow down manufacturing in impacted jurisdictions and put pressure on the pricing and availability of raw materials and component parts used in our products. We are unable to determine the full impact of the outbreak at this time and will continue to closely monitor this developing situation.

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

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies. This includes the uncertainty surrounding the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” on European and worldwide economic conditions, and on our international sales. The United Kingdom formally left the European Union on January 31, 2020. A transition period through December 31, 2020 has been established to allow the United Kingdom and European Union to negotiate the terms of the United Kingdom’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the United Kingdom and the European Union, including whether any trade agreements will be reached between them. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union and elsewhere.

In addition, a portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound sterling and the euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar. Brexit has caused, and may continue to result in, significant volatility in global stock markets and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business, including both the British pound sterling and the euro.

In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad in general. We are closely monitoring the COVID-19 outbreak and the impact it may have on the Company’s supply chain and operations.

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

We continue to be focused on efforts to secure new government orders to replace existing government projects as they are completed. Our inability to replace sales generated from government orders as they are completed would result in lower sales and have an adverse effect on our business, results of operations and financial condition.

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

The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions. Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements. We must attract, train and retain skilled employees while controlling related labor costs and maintaining our core values, including safety standards. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and increases in healthcare and other insurance costs. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities. In addition, while our employees are not currently members of a union, there can be no assurance that the employees at any of our facilities will not choose to become unionized in the future.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, a catastrophic loss of the use of all or a portion of any one of our manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, civil unrest, terrorist acts, military conflict and disease outbreaks (including the outbreak of the coronavirus known as COVID-19), or otherwise, whether short or long-term, could materially harm our business, financial condition and results of operations. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations.

The effects of regulations relating to conflict minerals may adversely affect our business.

In 2012, the SEC adopted rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries. These rules could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, as the number of suppliers who provide conflict-free minerals may be limited. In addition, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The Company’s supply chain is complex. As a result, we have encountered and continue to expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges from customers, investors or others if we are unable to verify the origins for all “conflict minerals” used in our products. In such event, we may also face difficulties in satisfying customers who may require that all of the components of our products be certified as conflict mineral free.

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

Our credit facility could restrict our ability to operate our business and failure to comply with its terms could adversely affect our business; our obligations to repurchase products from third-party lenders to our distributors could adversely impact our future revenues and financial condition.

Our credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2019 and anticipate that we will continue to be in compliance during 2020. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; and two in Greeneville, Tennessee. The Ooltewah plant, containing approximately 343,000 square feet, produces light and heavy-duty wreckers; the Hermitage plant, containing approximately 279,000 square feet, produces car carriers; and the Greeneville plants, containing an aggregate of approximately 210,000 square feet, produces car carriers, heavy-duty wreckers and trailers. We opened our free-standing R&D facility in Chattanooga in 2019, containing an aggregate of approximately 34,000 square feet, where we are pursuing various innovations in our products and manufacturing processes.

Since 2015, the Company has modernized and expanded all of its domestic facilities. For a discussion of these capital projects, see “Executive Overview” in Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10‑K.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.” As of February 28, 2020, there were approximately 435 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

The Company has paid consecutive quarterly cash dividends since May 2011.  For more information on dividends, see Note 7 to our Consolidated Financial Statements. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by our board of directors. Covenants under our current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various other restrictions.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Machinery & Heavy Trucks Index over the period of time from December 31, 2014 through December 31, 2019. The respective returns assume reinvestment of dividends paid.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Miller Industries, Inc.	100	105	127	124	130	179
NYSE Composite Index	100	94	102	118	105	128
S&P Construction Machinery & Heavy Trucks Index	100	74	105	151	131	148

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected statements of income data and selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data from our audited consolidated financial statements and related notes. You should read this data together with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10‑K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands except per share data)
Statements of Income Data:

Net Sales	$818,166	$711,706	$615,101	$601,119	$540,966
Costs of operations	721,678	628,370	548,000	536,840	483,353
Gross Profit	96,488	83,336	67,101	64,279	57,613
Operating Expenses:
Selling, general and administrative expenses	43,394	39,542	35,561	32,318	31,491
Non-operating (Income) Expenses:
Interest expense, net	2,378	1,878	1,588	1,161	919
Other (income) expense, net	331	253	(387)	(277)	340
Total expense, net	46,103	41,673	36,762	33,202	32,750

Income before income taxes	50,385	41,663	30,339	31,077	24,863
Income tax provision	11,274	7,917	7,323	11,155	8,887
Net income	$39,111	$33,746	$23,016	$19,922	$15,976

Basic income per common share	$3.43	$2.96	$2.02	$1.76	$1.41
Diluted income per common share	$3.43	$2.96	$2.02	$1.75	$1.41
Weighted average shares outstanding:
Basic	11,400	11,388	11,368	11,346	11,324
Diluted	11,400	11,393	11,385	11,374	11,360

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Working capital	$163,170	$149,830	$125,734	$119,797	$121,046
Total assets	391,967	368,184	317,238	297,438	268,356
Long-term obligations (1)	7,061	15,838	10,606	5,000	—
Common shareholders’ equity	257,927	227,563	203,100	184,602	173,862

	December 31,
	2019	2018	2017	2016	2015
Other Data:
Cash dividend per common share	$0.72	$0.72	$0.72	$0.68	$0.64

(1)

Long-term obligations consist of outstanding balances on credit facility, lease obligations, and other long-term loans, including current portions. Noncurrent taxes payable and deferred income tax liability are excluded.

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, and the cost and availability of raw materials (including aluminum, steel and petroleum-related products) and component parts.

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. Our recent domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to optimize our manufacturing processes.  We are in the process of implementing an enterprise software solution which we expect to substantially improve our administrative efficiency and customer service levels.  We opened our free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  Our latest new product, the M100, which we believe to be the world’s largest tow truck, was introduced in the fall of 2019.

All of our domestic facilities have undergone substantial expansion and modernization projects during the period 2015 to 2019, as we have invested over $92,000 on property, plant and equipment over this five-year period, including approximately $25,000 on our Pennsylvania consolidation and expansion project and approximately $21,000 on building and equipment improvements at our two Tennessee locations.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process.

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

•	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and
•	the overall effects of global, political, economic and health conditions.

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. Government orders were down somewhat in 2019 from the prior years, due primarily to the timing of customer delivery requirements. We also continue to be focused on efforts to secure new government orders to replace existing government projects as they are completed.

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. For example, in 2018 the U.S. government imposed certain import tariffs and quantitative restrictions on imports of steel products and aluminum products, which resulted in increases in the prices we paid for these materials. We have implemented price increases on our products to offset price increases in the raw materials that we use. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

Additionally, in early 2020, an outbreak of COVID-19 occurred in China and other jurisdictions. A prolonged outbreak of COVID-19 could put pressure on our manufacturing capabilities and on the pricing and availability of raw materials and component parts necessary for our products. We are closely monitoring this developing situation and the impact it may have on the Company’s supply chain and operations.

As of December 31, 2019 and 2018, respectively, the Company owed $4,998 and $15,000 under its primary credit facility.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

	2019	2018	2017
Net Sales	100.0%	100.0%	100.0%
Costs of operations	88.2%	88.3%	89.1%
Gross Profit	11.8%	11.7%	10.9%
Operating Expenses:
Selling, general and administrative	5.3%	5.6%	5.8%
Non-operating (income) expenses
Interest expense, net	0.3%	0.3%	0.3%
Other (income) expense, net	—%	(0.1)%	(0.1)%
Total expenses, net	5.6%	5.8%	6.0%
Income before income taxes	6.2%	5.9%	4.9%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net sales were $818,166 for the year ended December 31, 2019, compared to $711,706 for the year ended December 31, 2018, an increase of 15.0%. The increase in revenue was primarily attributable to increased demand levels driven by continued strong economic conditions and positive consumer sentiment in both domestic and international markets. Net domestic sales increased during the period from $574,806 to $697,002, and net foreign sales decreased from $136,900 to $121,164 during the same period. The increase in domestic sales in response to continued strong demand was facilitated by the production capabilities gained from our capital projects completed in recent years at all of our domestic facilities.  The decrease in foreign sales was primarily due to a shift in production and deliveries from government orders and other foreign customers to domestic customers due to the timing of customer requirements.

Costs of operations increased 14.8% to $721,678 for the year ended December 31, 2019 from $628,370 for the year ended December 31, 2018, which was attributable to increased production resulting from the strong demand levels. Overall, costs of operations as a percentage of net sales decreased from 88.3% for the year ended December 31, 2018 to 88.2% for the year ended December 31, 2019, primarily due to product mix and continued efforts to increase production efficiencies and monitor costs while meeting customer demand.

Selling, general and administrative expenses for the year ended December 31, 2019 increased to $43,394 from $39,542 for the year ended December 31, 2018, primarily due to increases in marketing and sales-related expenses, software licensing fees, salary and bonus related expenses, and other professional fees. As a percentage of net sales, selling, general and administrative expenses decreased to 5.3% for 2019 from 5.6% for 2018, primarily due to efficiencies gained from our recently completed capital projects and a continual focus on the enhancement of production capabilities.

Interest expense, net increased to $2,378 for the year ended December 31, 2019 from $1,878 for the year ended December 31, 2018. Increases in interest expense, net were primarily due to increases in interest on distributor floor planning, increases in interest to chassis suppliers, and increased credit facility borrowing levels under the credit facility during the first half of 2019.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. The Company experienced a net foreign currency exchange loss of $274 for 2019 compared to a net exchange loss of $97 for 2018.

The provision for income taxes for the years ended December 31, 2019 and 2018 reflects a combined federal, state and foreign tax rate of 22.4% and 19.0%, respectively, which corresponds to a tax provision of $11,274 for 2019 as compared to $7,917 for 2018. Our tax rate in 2019 compares unfavorably to 2018 primarily due to a favorable adjustment to the deemed repatriation tax liability in 2018 that was paid in 2018 and no longer applies to current and future tax periods. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For a comparison of the 2018 to 2017 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Results of Operations - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017” of our Annual Report on Form 10-K filed on March 6, 2019 for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

Cash provided by operating activities during 2019 was $35,132, compared to $21,897 provided during 2018. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. Cash from operations in 2019 was favorably impacted by increases in revenue growth resulting from our incremental increases in production capacities and favorable changes in inventory levels. During 2019, we have largely used available cash flow from operations to pay for capital expenditures, to pay dividends and to repay debt under our credit facility. Cash from operations in 2018 was favorably impacted by increases in production and gross profit margin, partially offset by timing differences between revenue recognition and cash receipts from customers.

Cash used in investing activities during 2019 was $17,063, compared to $13,201 used during 2018. The cash used in investing activities for 2019 and 2018  was primarily for the purchase of property, plant and equipment relating to capital projects.

Cash used in financing activities during 2019 was $18,597, compared to $2,965 used during 2018. The cash used in financing activities in 2019 was primarily attributable to net payments on the credit facility of $10,002, dividend payments of $8,208, net payments on our French subsidiary’s loan of $367, and an immaterial amount of payments on finance lease obligations. The cash used in financing activities in 2018 was primarily attributable to dividend payments of $8,200, partially offset by net borrowings on the credit facility of $5,000, exercises of stock options, and a small amount of net proceeds from our French subsidiary’s loan. The borrowings in 2018 under the credit facility were primarily used to finance working capital and various capital expenditure projects.

As of December 31, 2019, we had cash and cash equivalents of $26,072. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At December 31, 2019,  we had commitments of approximately $3,583 for the acquisition of property and equipment and approximately $8,430 in software license fees. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2019, with additional borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2019 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2019 and 2018, $18,103 and $15,815, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries based in the local currency. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

During 2018, the Company completed the construction of an administrative building at its Ooltewah, Tennessee facility. During 2019, in addition to investments in manufacturing equipment technology, the Company purchased a facility in Chattanooga to be used in research and development and other various other activities.  Total expenditures on these capital projects during 2018 and 2019 were approximately $4,219.

For a discussion of the 2017 reporting period, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” of our Annual Report on Form 10-K filed on March 6, 2019 for the fiscal year ended December 31, 2018.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2019.

	Payment Due By Period (in thousands)
		Less than			More than
Contractual Obligations (1)(2)	Total	1 year	1-3 years	3-5 years	5 years
Operating and Finance Lease Obligations	$1,868	$404	$687	$487	$290
Purchase Obligations (2)	51,313	51,313	—	—	—
Revolving Credit Facility	4,998	—	4,998	—	—
Other Long-term Obligations	368	368	—	—	—
Software License Fees	8,430	3,000	2,172	2,172	1,086
Capital Projects (3)	3,583	3,583	—	—	—
Total	$70,560	$58,668	$7,857	$2,659	$1,376

(1)	Amounts do not include potential contingent obligations of $73,958 under repurchase commitments with third-party lenders in the event of independent distributor customer default.
(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.
(3)	Represents commitments to various capital projects and equipment acquisitions.

Credit Facility and Other Obligations

Credit Facility

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130,000 to $160,000 (the Company’s tangible net worth at December 31, 2019 was approximately $246,000) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and 2019. In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

Outstanding Borrowings

As of December 31, 2019, the Company owed $4,998 under the credit facility. As of December 31, 2018, the Company owed $15,000 under the credit facility. The borrowings under the credit facility in 2018 were primarily used to finance working capital and various capital expenditure projects.

Our French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At December 31, 2019, the Company had $368 in outstanding borrowings under the loan agreement, all of which was classified as long-term obligations due within one year on the consolidated balance sheets.  At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio (for a rate of interest of 2.76% at December 31, 2019). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2019.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $1,807 in non-cancellable operating lease obligations and $61 in non-cancellable finance lease obligations at December 31, 2019.  Leases with original contractual terms less than one year were excluded from non-cancellable lease obligations.

We are in the process of implementing an enterprise software solution which we expect to substantially improve our administrative efficiency and customer service levels.  We have $8,430 in remaining contractual payments under our agreement with the software provider, which extends through 2025.

Recent Accounting Pronouncements

Recently Issued Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2019-12 Income Taxes (Topic 740), which among other things will require the Company to recognize franchise tax that is partially based on income as an income-based tax.  The update will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2020, with early adoption permitted. The Company plans to apply the amendments in the update on a modified retrospective basis.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018‑15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40) to align the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2019, with early adoption permitted. The Company plans to apply the amendments in the update prospectively to all implementation costs incurred after the date of the adoption. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

During the first quarter of 2019, the Company adopted ASU 2016-02 Leases (Topic 842). The FASB issued ASU 2016‑02 to improve financial reporting on leasing transactions. The update affects all companies that lease assets. The amendments require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by lease agreements with terms greater than twelve months. Companies are also required to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. The Company elected the package of practical expedients permitted by ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance without reassessing whether the contracts contained a lease under ASC Topic 842 or whether classification of the operating leases would be different in accordance with ASC Topic 842. In the same manner, the company will not reassess the allocation of initial direct costs on existing leases. The Company also elected to not allocate consideration between lease and non-lease components. The amendments were adopted by the Company in the first quarter of 2019 by applying the modified retrospective approach and making a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. The cumulative effect adjustment to the consolidated balance sheets as of January 1, 2019 was as follows:

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio (for a rate of interest of 2.76% at December 31, 2019). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2019.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2019, 2018, and 2017 the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange loss of $274,  $97, and $221, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During 2019, we recognized a $693 decrease in our foreign currency translation adjustment account because of the strengthening of the U.S. dollar against certain foreign currencies, primarily the euro, compared to a decrease of $965 during 2018 and an increase of $3,374 during 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Part IV, Item 15 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2019, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears herein.

March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited Miller Industries, Inc.’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15, of the Company and our report dated March 4, 2020, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 4, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act (if there are any applicable delinquencies to report), and our code of ethics applicable to our chief executive, financial and accounting officers, which information is incorporated by reference herein. Information relating to our executive officers is included in Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, will contain our compensation committee report, information relating to director and executive officer compensation and information relating to compensation committee interlocks and insider participation, each of which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, will contain information relating to security ownership of certain beneficial owners and management, which information is incorporated by reference herein.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, will contain information relating to the fees charged and services provided by Elliott Davis, LLC (f/k/a Elliott Davis Decosimo, LLC), our principal accountants, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	Financial Statements

2.Financial Statement Schedules

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Description	Page Number in Report

Schedule II - Valuation and Qualifying Accounts	F-21

All schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

3.Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10‑K	April 22, 2002	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	—	Form 10‑K	March 6, 2019	3.2

4.1	Description of the Registrant’s Securities*

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33‑79430	S‑1	August 1994	10.28

10.2	Form of Indemnification Agreement by and between the Registrant and each of Theodore H. Ashford, III, Jeffrey I. Badgley, A. Russell Chandler, III, Frank Madonia, William G. Miller, William G. Miller, II, Josias W. Reyneke, Leigh Walton, Deborah L. Whitmire, and Richard H. Roberts **	—	Form 10‑Q	September 14, 1998	10

10.3	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.4	2013 Non-Employee Director Stock Plan**	—	Schedule 14A	April 22, 2013	Annex A

10.5	Amendment No. 1 to Miller Industries, Inc. 2013 Non-Employee Director Stock Plan**	—	Form 8‑K	March 15, 2017	10.1

10.6	Amended and Restated Loan Agreement, dated as of April 5, 2017, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8‑K	April 11, 2017	10.1

10.7	Amended and Restated Master Revolving Credit Note dated as of April 5, 2017 from the Registrant payable to First Tennessee Bank National Association	—	Form 8‑K	April 11, 2017	10.2

10.8	Miller Industries, Inc. 2016 Stock Incentive Plan **	—	Schedule 14A	April 19, 2017	Appendix A

10.9	Amended and Restated Loan Agreement, dated as of July 19, 2018, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8‑K	July 25, 2018	10.1

10.10	Amended and Restated Master Revolving Credit Note dated as of July 19, 2018 from the Registrant payable to First Tennessee Bank National Association	—	Form 8‑K	July 25, 2018	10.2

10.11	Amended and Restated Loan Agreement, dated as of December 20, 2018, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Tennessee Bank National Association	—	Form 8‑K	December 26, 2018	10.1

10.12	Amended and Restated Master Revolving Credit Note dated as of December 20, 2018 from the Registrant payable to First Tennessee Bank National Association	—	Form 8‑K	December 26, 2018	10.2

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)

31.1	Certification Pursuant to Rules 13a‑14(a)/15d‑14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a‑14(a)/15d‑14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a‑14(a)/15d‑14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
101

The following financial information from Miller Industries, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.*

*Filed herewith.

±Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

**Management contract or compensatory plan or arrangement.

(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.
(c)	The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 15(a)2 hereof.

ITEM 16.  FORM 10‑K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2003.

/s/ Elliott Davis, LLC

Chattanooga, Tennessee
March 4, 2020

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In thousands, except share data)

	2019	2018

ASSETS
CURRENT ASSETS:
Cash and temporary investments	$26,072	$27,037
Accounts receivable, net of allowance for doubtful accounts of $1,106 and $1,112 at December 31, 2019 and December 31, 2018, respectively	168,619	149,142
Inventories, net	87,965	93,767
Prepaid expenses	4,796	3,272
Total current assets	287,452	273,218
NONCURRENT ASSETS:
Property, plant and equipment, net	90,735	82,850
Right-of-use assets - operating leases	1,640	—
Goodwill	11,619	11,619
Other assets	521	497
TOTAL ASSETS	$391,967	$368,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$95,750	$98,220
Accrued liabilities	27,813	24,863
Current portion of operating lease obligation	330	—
Current portion of finance lease obligation	21	20
Long-term obligations due within one year	368	285
Total current liabilities	124,282	123,388
NONCURRENT LIABILITIES
Long-term obligations	4,998	15,475
Noncurrent portion of operating lease obligation	1,307	—
Noncurrent portion of finance lease obligation	37	58
Deferred income tax liabilities	3,416	1,700
Total liabilities	134,040	140,621

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,400,102 and 11,394,546, outstanding at December 31, 2019 and December 31, 2018, respectively	114	114
Additional paid-in capital	151,055	150,905
Accumulated surplus	112,261	81,354
Accumulated other comprehensive loss	(5,503)	(4,810)
Total shareholders’ equity	257,927	227,563
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$391,967	$368,184

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands, except per share data)

	2019	2018	2017

NET SALES	$818,166	$711,706	$615,101
COSTS OF OPERATIONS	721,678	628,370	548,000
GROSS PROFIT	96,488	83,336	67,101

OPERATING EXPENSES:
Selling, general and administrative expenses	43,394	39,542	35,561

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	2,378	1,878	1,588
Other (income) expense, net	331	253	(387)
Total expense, net	46,103	41,673	36,762

INCOME BEFORE INCOME TAXES	50,385	41,663	30,339
INCOME TAX PROVISION	11,274	7,917	7,323
NET INCOME	$39,111	$33,746	$23,016

BASIC INCOME PER COMMON SHARE	$3.43	$2.96	$2.02
DILUTED INCOME PER COMMON SHARE	$3.43	$2.96	$2.02

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.72	$0.72

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,400	11,388	11,368
Diluted	11,400	11,393	11,385

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)

	2019	2018	2017
NET INCOME	$39,111	$33,746	$23,016

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(693)	(965)	3,374
Total other comprehensive income	(693)	(965)	3,374

COMPREHENSIVE INCOME	$38,418	$32,781	$26,390

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Income (Loss)	Total
BALANCE, December 31, 2016	$113	$150,404	$40,752	$(6,667)	$184,602
Components of comprehensive income:
Net income	—	—	23,016	—	23,016
Foreign currency translation adjustments	—	—	—	3,374	3,374
Total comprehensive income	—	—	23,016	3,374	26,390
Issuance of common stock to non-employee directors (5,922)	—	150	—	—	150
Exercise of stock options (26,500)	1	145	—	—	146
Dividends paid, $0.72 per share	—	—	(8,188)	—	(8,188)
BALANCE, December 31, 2017	114	150,699	55,580	(3,293)	203,100
Cumulative effect adjustment for adoption of ASU 2014-09	—	—	(324)	—	(324)
BALANCE, January 1, 2018	114	150,699	55,256	(3,293)	202,776
Prior period accounting reclassification	—	—	552	(552)	-
Components of comprehensive income:					-
Net income	—	—	33,746	—	33,746
Foreign currency translation adjustments	—	—	—	(965)	(965)
Total comprehensive income	—	—	34,298	(1,517)	32,781
Issuance of common stock to non-employee directors (5,814)	—	150	—	—	150
Exercise of stock options (10,250)	—	56	—	—	56
Dividends paid, $0.72 per share	—	—	(8,200)	—	(8,200)
BALANCE, December 31, 2018	114	150,905	81,354	(4,810)	227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	-	-	39,111	-	39,111
Foreign currency translation adjustments	-	-	-	(693)	(693)
Total comprehensive income	-	-	39,111	(693)	38,418
Issuance of common stock to non-employee directors (5,556)	-	150	-	-	150
Dividends paid, $0.72 per share	-	-	(8,208)	-	(8,208)
BALANCE, December 31, 2019	$114	$151,055	$112,261	$(5,503)	$257,927

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)

	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$39,111	$33,746	$23,016
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,127	7,745	6,147
(Gain) Loss on disposal of property, plant and equipment	(21)	156	(608)
Provision for doubtful accounts	15	214	86
Issuance of non-employee director shares	150	150	150
Deferred tax provision	1,708	568	(868)
Changes in operating assets and liabilities:
Accounts receivable	(19,605)	(19,353)	(6,668)
Inventories	5,453	(23,865)	(2,844)
Prepaid expenses	(1,529)	989	765
Other assets	609	60	8
Accounts payable	(2,165)	19,425	(5,806)
Accrued liabilities	2,279	2,062	575
Net cash flows from operating activities	35,132	21,897	13,953
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,391)	(13,342)	(24,693)
Proceeds from sale of property, plant and equipment	328	141	1,303
Net cash flows from investing activities	(17,063)	(13,201)	(23,390)
FINANCING ACTIVITIES:
Net proceeds (payments) under credit facility	(10,002)	5,000	5,000
Payments of cash dividends	(8,208)	(8,200)	(8,188)
Net proceeds (payments) on other long-term obligations	(367)	56	146
Finance lease obligation payments	(20)	—	—
Proceeds from exercise of stock options	—	179	606
Net cash flows from financing activities	(18,597)	(2,965)	(2,436)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(437)	(589)	2,653
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(965)	5,142	(9,220)
CASH AND TEMPORARY INVESTMENTS, beginning of period	27,037	21,895	31,115
CASH AND TEMPORARY INVESTMENTS, end of period	$26,072	$27,037	$21,895
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,249	$2,437	$1,877
Cash payments for income taxes, net of refunds	$10,067	$7,457	$11,605

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and except as otherwise noted)

1.ORGANIZATION AND NATURE OF OPERATIONS

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

To facilitate timely reporting, the consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less).

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Chassis	$6,561	$8,921
Raw materials	39,444	40,021
Work in process	16,520	14,995
Finished goods	25,440	29,830
	$87,965	$93,767

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

Property, plant and equipment at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Land and improvements	$13,953	$11,807
Buildings and improvements	73,121	68,717
Machinery and equipment	50,235	43,961
Furniture and fixtures	9,172	7,786
Software costs	6,033	5,695
	152,514	137,966
Less accumulated depreciation	(61,779)	(55,116)
	$90,735	$82,850

The Company recognized $9,127,  $7,745 and $6,147, in depreciation and amortization expense in 2019, 2018 and 2017, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 5,000 and 17,000 potential dilutive common shares in each of the years ended December 31, 2018 and 2017, respectively. The Company had no outstanding stock options and no potential dilutive common shares for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, none of the outstanding stock options would have been anti-dilutive.

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

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2019 and 2018:

	2019	2018
Accrued wages, commissions, bonuses and benefits	$12,382	$9,152
Accrued products warranty	3,859	3,752
Accrued taxes	2,079	1,039
Other	9,493	10,920
	$27,813	$24,863

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

Stock-Based Compensation

Stock compensation expense was $150 for 2019, 2018 and 2017.

No options were granted during 2019, 2018, or 2017. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

At December 31, 2018, the Company had no unrecognized compensation expense related to stock options. The Company issued 10,250 and 26,500 shares of common stock during 2018 and 2017, respectively, from the exercise of stock options. The company issued no shares from the exercise of stock options during 2019.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2019, 2018 and 2017, was $2,483,  $3,793 and $2,618, respectively.

The table below provides a summary of the warranty liability for December 31, 2019 and 2018:

	2019	2018
Accrual at beginning of the year	$3,752	$3,147
Provision	2,483	3,793
Settlement and Other	(2,376)	(3,188)
Accrual at end of year	$3,859	$3,752

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. At December 31, 2018, the Company had one customer with a trade account receivable balance greater than 10% of total accounts receivable. The account balance was 16% of total accounts receivable at December 31, 2018.  There were no customers with a trade account receivable balance greater than 10% at December 31, 2019.

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $3,702,  $3,127 and $1,943 for 2019, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

Recently Issued Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2019-12 Income Taxes (Topic 740), which among other things will require the Company to recognize franchise tax that is partially based on income as an income-based tax.  The update will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2020, with early adoption permitted. The Company plans to apply the amendments in the update on a modified retrospective basis.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018‑15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40) to align the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update will be effective for financial statements issued for annual periods, and interim periods within these annual periods, beginning after December 15, 2019, with early adoption permitted. The Company plans to apply the amendments in the update prospectively to all implementation costs incurred after the date of the adoption. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

During the first quarter of 2019, the Company adopted ASU 2016-02 Leases (Topic 842). The FASB issued ASU 2016‑02 to improve financial reporting on leasing transactions. The update affects all companies that lease assets. The amendments require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by lease agreements with terms greater than twelve months. Companies are also required to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. The Company elected the package of practical expedients permitted by ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance without reassessing whether the contracts contained a lease under ASC Topic 842 or whether classification of the operating leases would be different in accordance with ASC Topic 842. In the same manner, the company will not reassess the allocation of initial direct costs on existing leases. The Company also elected to not allocate consideration between lease and non-lease components. The amendments were adopted by the Company in the first quarter of 2019 by applying the modified retrospective approach and making a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. The cumulative effect adjustment to the consolidated balance sheets as of January 1, 2019 was as follows:

	Balance at	Cumulative Effect	Balance at
	December 31, 2018	Adjustment	January 1, 2019
Assets
Right-of-use assets - operating leases	$—	$2,268	$2,268

Liabilities and Shareholders’ Equity
Current portion of operating lease obligation	—	1,358	1,358
Noncurrent portion of operating lease obligation	—	905	905
Deferred income tax liabilities	1,700	1	1,701
Accumulated surplus	81,354	4	81,358

3.LONG-TERM OBLIGATIONS

Long-Term Obligations

On December 20, 2018, we amended and restated our loan agreement with First Tennessee Bank National Association, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2022 and make certain other conforming changes, (ii) reduce the interest rate on outstanding loans from one month LIBOR rate plus 150 basis points to one month LIBOR rate plus an applicable margin of either 1.00% or 1.25% depending on the Company’s Leverage Ratio (as such term is defined in the amended and restated master revolving credit note), which margin adjusts periodically from time to time based on changes in such Leverage Ratio, and make certain other changes to the interest rate provisions, (iii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $130,000 to $160,000 (the Company’s tangible net worth at December 31, 2019 was approximately $246,000) and (iv) modify certain definitions and other terms thereof. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2018 and 2019. In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly. Interest expense on the credit facility was $684,  $512, and $492 for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company had $4,998 and $15,000, in outstanding borrowings under the credit facility at December 31, 2019 and 2018, respectively.

Our French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At December 31, 2019, the Company had $368 in outstanding borrowings under the loan agreement, all of which was classified as long-term obligations due within one year on the consolidated balance sheets. At December 31, 2018, the Company had $760 in outstanding borrowings under the loan agreement, of which $475 and $285 were classified as long-term obligations and long-term obligations due within one year, respectively, on the consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio (for a rate of interest of 2.76% at December 31, 2019). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2019.

4.STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. At the Annual Meeting of Shareholders of the Company held on May 26, 2017, the Company’s shareholders voted to approve the Miller Industries, Inc. 2016 Stock Incentive Plan, pursuant to which 800,000 shares of common stock are available for issuance pursuant to awards granted under the plan. No awards may be granted under the Company’s 2016 Stock Incentive Plan on or after August 1, 2026. Shares available for granting options at each of the years ended December 31, 2019, 2018 and 2017 were 800,000.

A summary of the activity of stock options for the years ended December 31, 2019, 2018 and 2017, is presented below (shares in thousands):

	2019		2018		2017
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding at Beginning of Period	—	$—	11	$5.49	37	$5.49
Granted	—	—	—	—	—	—
Exercised	—	—	(10)	5.49	(26)	5.49
Forfeited and cancelled	—	—	(1)	5	—	—
Outstanding at End of Period	—	$—	—	$—	11	$5.49
Options exercisable at year end	—	$—	—	$—	11	$5.49

5.COMMITMENTS AND CONTINGENCIES

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at December 31, 2019.

December 31,
2019
Finance lease right-of-use assets	$78
Accumulated amortization	(21)
Finance lease right-of-use assets, net	$57

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2020	$381	$23
2021	332	23
2022	317	15
2023	262	—
2024	225	—

Thereafter	290	—
Total lease payments	1,807	61
Less Imputed Interest	(170)	(3)
Lease obligation at December 31, 2019	$1,637	$58

The lease cost and certain other information during the year ended December 31, 2019 is as follows:

2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$21
Interest on lease obligation	2
Total finance lease cost	23
Total operating lease cost	585
Short-term lease cost	1,231
Total lease cost	$1,839

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$582
Financing cash flows from finance leases	20

Right-of-use assets obtained in exchange for new finance lease obligations	—
Right-of-use assets obtained in exchange for new operating lease obligations	265

The weighted average remaining lease term for operating leases and finance leases at December 31, 2019 was 5.6 years and 2.7 years, respectively.  The weighted average discount rate for operating leases and finance leases at December 31, 2019 was 3.4% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the year ended December 31, 2019, 2018, and 2017 of $223,  $219, and $202, respectively.  The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the year ended December 31, 2019, 2018, and 2017 of $109,  $116, and $102, respectively.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $73,958 and $49,694 at December 31, 2019 and 2018, respectively, as distributors increased usage of floor plan financing. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at December 31, 2019 or 2018. No repurchases of products were required during 2019 or 2018.

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

6.INCOME TAXES

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

One of the main provisions of the TCJA requires the Company to compute a tax based on a deemed repatriation of deferred foreign income, whether or not actually distributed. At December 31, 2017, the Company had computed a reasonable estimate of this amount to be $1,102, net of foreign tax credits, and reflected it as a component of income tax provision in the consolidated statements of income during 2017. During 2018, the Company gathered additional information which demonstrated that the Company had over-accrued for this tax and reduced the liability to $625, which amount was paid during 2018.

Additional provisions of the TCJA are the Global Intangible-Low Taxed Income tax, or "GILTI" and the Foreign Derived Intangible Income deduction, or “FDII”. The provisions were effective for tax years beginning after December 31, 2017. The Company has implemented a policy to account for the impact of book to tax differences resulting from GILTI in the period in which the tax applies to the Company. The impact of GILTI and FDII were considered in the calculation of income tax for the years ended December 31, 2019 and 2018.

Income before income taxes includes the following components:

	2019	2018	2017
United States	$41,220	$34,220	$22,695
Foreign	9,165	7,443	7,644
Total	$50,385	$41,663	$30,339

The provision for income taxes on income consisted of the following in 2019, 2018 and 2017:

	2019	2018	2017
Current:
Federal	$6,422	$5,480	$4,871
Federal – Deemed Repatriation	—	(477)	1,102
State	53	(380)	(1,435)
Foreign	3,083	2,719	3,653
	9,558	7,342	8,191
Deferred:
Federal	1,599	571	(919)
State	17	(55)	150
Foreign	100	59	(99)
	1,716	575	(868)
	$11,274	$7,917	$7,323

The principal differences between the federal statutory tax rate and the income tax expense in 2019, 2018 and 2017:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	0.1%	(0.8)%	1.0%
Excess of (decreases in) foreign tax over US tax on foreign income	2.5%	2.9%	2.9%
Remeasurement of deferred taxes under TCJA	—%	—%	(8)%
Deemed repatriation tax	—%	(1.1)%	3.6%
Domestic tax deductions and credits	(0.4)%	(0.4)%	(3.1)%
Foreign Derived Intangible Income deduction	(1.1)%	(1.3)%	—%
Release of unrecognized tax benefit	—%	—%	(6)%
Other	0.3%	(1.3)%	(1.8)%
Effective tax rate	22.4%	19.0%	24.1%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$212	$213
Accruals and reserves	1,902	1,963
Other	399	811
Total deferred tax assets	2,513	2,987
Deferred tax liabilities:
Property, plant, and equipment	5,926	4,686
Other	3	1
Total deferred tax liabilities	5,929	4,687
Valuation Allowance	—	—
Net deferred tax asset/(liability)	$(3,416)	$(1,700)

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

As of December 31, 2019, the Company had no federal net operating loss carryforwards, and no significant state net operating loss carryforwards.  At December 31, 2018, the Company had a state net operating loss carryforward of $834.

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

A summary of the activity of the unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, is presented below:

	2019	2018	2017
Unrecognized tax benefits – January 1	—	—	1,037
Gross increases – tax positions in prior period	—	—	120
Gross decreases – tax positions in prior period	—	—	(1,157)
Unrecognized tax benefits –December 31,	$—	$—	$—

During 2017, the Company accrued additional interest of $1 and penalties of $61 related to the unrecognized tax benefit, but subsequently released the $1,157 liability for the unrecognized tax benefits in full, including all related interest and penalties, due to changes in judgment resulting from the evaluation of new information not previously available.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2016 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2016.

7.SHAREHOLDERS EQUITY

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

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2019, 2018 and 2017 were as follows:

			Dividend
Payment	Record Date	Payment Date	(per share)	Amount

Q1 2017	March 27, 2017	April 3, 2017	$0.18	$2,043
Q2 2017	June 13, 2017	June 20, 2017	0.18	2,048
Q3 2017	September 11, 2017	September 18, 2017	0.18	2,048
Q4 2017	December 4, 2017	December 11, 2017	0.18	2,049
Total for 2017			$0.72	$8,188

Q1 2018	March 19, 2018	March 26, 2018	$0.18	$2,049
Q2 2018	June 11, 2018	June 18, 2018	0.18	2,049
Q3 2018	September 10, 2018	September 17, 2018	0.18	2,051
Q4 2018	December 3, 2018	December 10, 2018	0.18	2,051
Total for 2018			$0.72	$8,200

Q1 2019	March 18, 2019	March 25, 2019	$0.18	$2,052
Q2 2019	June 10, 2019	June 17, 2019	0.18	2,051
Q3 2019	September 9, 2019	September 16, 2019	0.18	2,053
Q4 2019	December 9, 2019	December 16, 2019	0.18	2,052
Total for 2019			$0.72	$8,208

Accumulated Other Comprehensive Loss

During the year ended December 31, 2018, the Company reclassified a net foreign currency gain related to operations discontinued in previous years of $552 from accumulated other comprehensive loss to accumulated surplus.

8.EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2019, 2018 and 2017, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $1,030,  $917 and $833 in 2019, 2018 and 2017, respectively.

9.REVENUE AND LONG-LIVED ASSETS

Substantially all of our revenue is generated from sales of towing equipment. As such, disaggregation of revenue by product line would not provide useful information because all product lines have substantially similar characteristics. However, revenue streams are tracked by the geographic location of customers. Net sales and long-lived assets (property, plant and equipment, operating lease right-of-use assets, and goodwill) by region were as follows. Net sales are attributed to regions based on the locations of customers:

	2019		2018		2017
		Long-		Long-		Long-
		Lived		Lived		Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
North America	$697,002	$97,650	$574,806	$90,036	$527,134	$85,707

Foreign	121,164	6,344	136,900	4,433	87,967	3,540

	$818,166	$103,994	$711,706	$94,469	$615,101	$89,247

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of December 31, 2019 and December 31, 2018, contract liability balances were $324 and $331, respectively, and are included in accrued liabilities on the accompanying consolidated balance sheets. During the years ended December 31, 2019 and 2018, the Company increased contract liabilities by $310 and $1,391, respectively. However, during the third quarter of 2019 and fourth quarter of 2018, respectively, the Company settled $361 and $1,214 of this liability with a contract credit in lieu of satisfaction of these obligations. The Company did not have any contract assets at December 31, 2019 or December 31, 2018. Terms on account receivables vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the years ended December 31, 2019 or 2018.

10.CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2019, 2018 and 2017.

11.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

						Cash
				Basic	Diluted	Dividends
		Operating	Net	Income	Income Per	Declared
	Net Sales	Income	Income	Per Share	Share	Per Share

2019
First Quarter	$197,213	$12,382	$8,660	$0.76	$0.76	$0.18
Second Quarter	222,346	14,245	10,683	0.94	0.94	0.18
Third Quarter	195,467	11,293	8,076	0.71	0.71	0.18
Fourth Quarter	203,140	15,174	11,692	1.03	1.03	0.18

2018
First Quarter	$159,160	$8,838	$6,670	$0.59	$0.59	$0.18
Second Quarter	176,888	11,601	7,600	0.67	0.67	0.18
Third Quarter	195,690	12,026	8,677	0.76	0.76	0.18
Fourth Quarter	179,968	11,329	10,799	0.95	0.95	0.18

12.SUBSEQUENT EVENTS

On March 2, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable March 23, 2020 to shareholders of record as of March 16, 2020.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at		Accounts	Balance at
	Beginning	Charged to	Written	End of
	of Period	Expense	Off	Period

Year Ended December 31, 2017
Deduction from asset accounts:
Allowance for doubtful accounts	$1,004	86	(52)	$1,038

Year Ended December 31, 2018
Deduction from asset accounts:
Allowance for doubtful accounts	$1,038	214	(140)	$1,112

Year Ended December 31, 2019
Deduction from asset accounts:
Allowance for doubtful accounts	$1,112	15	(21)	$1,106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 4th day of March, 2020.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ Jeffrey I. Badgley	Co-Chief Executive Officer
Jeffrey I. Badgley

/s/ William G. Miller, II	President, Co-Chief Executive Officer and Director
William G. Miller, II

/s/ Deborah L. Whitmire	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)
Deborah L. Whitmire

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

/s/ Leigh Walton	Director
Leigh Walton

S-1