Form 10-Q
period 2020-03-31
MILLER INDUSTRIES INC /TN/
filed 2020-05-06
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62‑1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2020 was 11,405,468.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10‑Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the effects of the coronavirus known as COVID-19 on our revenues, results of operations and financial condition; the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price and availability (including as a result of the imposition of additional tariffs and the impact of the outbreak of COVID-19) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; our customers’ access to capital and credit to fund purchases; operational challenges caused by our increased sales volumes; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; special risks from our sales to U.S. and other governmental entities through prime contractors; our ability to secure new government orders; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; failure to comply with domestic and foreign anti-corruption laws; competition and our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10‑Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2019 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2020	December 31,
	(Unaudited)	2019
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$43,094	$26,072
Accounts receivable, net of allowance for doubtful accounts of $1,150 and $1,106 at March 31, 2020 and December 31, 2019, respectively	168,900	168,619
Inventories, net	92,641	87,965
Prepaid expenses	7,720	4,796
Total current assets	312,355	287,452
NONCURRENT ASSETS:
Property, plant and equipment, net	91,984	90,735
Right-of-use assets - operating leases	1,546	1,640
Goodwill	11,619	11,619
Other assets	382	521
TOTAL ASSETS	$417,886	$391,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,787	$95,750
Accrued liabilities	24,414	27,813
Current portion of operating lease obligation	315	330
Current portion of finance lease obligation	21	21
Long-term obligations due within one year	276	368
Total current liabilities	121,813	124,282
NONCURRENT LIABILITIES
Long-term obligations	29,998	4,998
Noncurrent portion of operating lease obligation	1,229	1,307
Noncurrent portion of finance lease obligation	32	37
Deferred income tax liabilities	3,387	3,416
Total liabilities	156,459	134,040

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,405,468 and 11,400,102, outstanding at March 31, 2020 and December 31, 2019, respectively	114	114
Additional paid-in capital	151,249	151,055
Accumulated surplus	115,639	112,261
Accumulated other comprehensive loss	(5,575)	(5,503)
Total shareholders’ equity	261,427	257,927
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$417,886	$391,967

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2020	2019

NET SALES	$176,054	$197,213
COSTS OF OPERATIONS	157,516	174,616
GROSS PROFIT	18,538	22,597

OPERATING EXPENSES:
Selling, general and administrative expenses	10,974	10,215

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	359	668
Other (income) expense, net	91	254
Total expense, net	11,424	11,137

INCOME BEFORE INCOME TAXES	7,114	11,460
INCOME TAX PROVISION	1,683	2,800
NET INCOME	$5,431	$8,660

BASIC INCOME PER COMMON SHARE	$0.48	$0.76

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,405	11,400

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2020	2019
NET INCOME	$5,431	$8,660

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(72)	277
Total other comprehensive income	(72)	277

COMPREHENSIVE INCOME	$5,359	$8,937

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2018	$114	$150,905	$81,354	$(4,810)	$227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	—	—	8,660	—	8,660
Foreign currency translation adjustments	—	—	—	277	277
Total comprehensive income	—	—	8,660	277	8,937
Issuance of common stock to non-employee directors (5,556)	—	150	—	—	150
Dividends paid, $0.18 per share	—	—	(2,052)	—	(2,052)
BALANCE, March 31, 2019	$114	$151,055	$87,966	$(4,533)	$234,602

BALANCE, December 31, 2019	$114	$151,055	$112,261	$(5,503)	$257,927
Components of comprehensive income:
Net income	—	—	5,431	—	5,431
Foreign currency translation adjustments	—	—	—	(72)	(72)
Total comprehensive income	—	—	5,431	(72)	5,359
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, March 31, 2020	$114	$151,249	$115,639	$(5,575)	$261,427

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2020	2019
OPERATING ACTIVITIES:
Net income	$5,431	$8,660
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,253	2,107
Loss on disposal of property, plant and equipment	7	2
Provision for doubtful accounts	50	55
Issuance of non-employee director shares	194	150
Deferred tax provision	(30)	41
Changes in operating assets and liabilities:
Accounts receivable	(342)	(34,646)
Inventories	(4,724)	(2,107)
Prepaid expenses	(2,925)	(2,537)
Other assets	227	491
Accounts payable	1,486	9,574
Accrued liabilities	(3,479)	356
Net cash flows from operating activities	(1,852)	(17,854)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,526)	(3,155)
Proceeds from sale of property, plant and equipment	10	—
Net cash flows from investing activities	(3,516)	(3,155)
FINANCING ACTIVITIES:
Net proceeds under credit facility	25,000	15,000
Payments of cash dividends	(2,053)	(2,052)
Net payments on other long-term obligations	(92)	(95)
Finance lease obligation payments	(5)	(5)
Net cash flows from financing activities	22,850	12,848
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(460)	103
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	17,022	(8,058)
CASH AND TEMPORARY INVESTMENTS, beginning of period	26,072	27,037
CASH AND TEMPORARY INVESTMENTS, end of period	$43,094	$18,979
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$594	$787
Cash payments for income taxes, net of refunds	$739	$952

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

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

Recently Adopted Standards

During the first quarter of 2020, the Company adopted ASU 2018‑15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40). The purpose of the standard is to align the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company applied the amendments in the update prospectively to all implementation costs incurred after the date of the adoption. The adoption of this update did not have a material impact on the Company’s consolidated financial statements or related disclosures.

3.          BASIC INCOME PER SHARE

The Company has a simple capital structure consisting of common stock and preferred stock, with only shares of common stock outstanding. The Company had no stock options outstanding for the three months ended March 31, 2020 or 2019. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

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

	For the Three Months Ended
	March 31,
	2020	2019
Net Sales:
North America	$143,856	$163,893
Foreign	32,198	33,320
	$176,054	$197,213

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of March 31, 2020, and December 31, 2019,  contract liability balances were $287 and $324, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company recognized $37 of this liability into earnings after satisfaction of related performance obligations.  No revenue related to contract liability balances was recognized during the three months ended March 31, 2019. The Company did not have any contract assets at March 31, 2020 or December 31, 2019. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the three months ended March 31, 2020 and 2019.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. There were no customers with a trade account receivable greater than 10% of total accounts receivable at March 31, 2020 or December 31, 2019.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Chassis	$7,721	$6,561
Raw materials	40,014	39,444
Work in process	17,179	16,520
Finished goods	27,727	25,440
	$92,641	$87,965

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2022, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2019 and during the first quarter of 2020, and it is anticipated that the Company will continue to be in compliance during the remainder of 2020.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2020 and December 31, 2019, the Company had $29,998 and $4,998, respectively, in outstanding borrowings under the credit facility.    Borrowings under the credit facility during the first quarter of 2020 were partially for working capital needs during the quarter and partially as a precautionary measure to ensure future short-term cash flow requirements were met due to operational disruptions resulting from the COVID-19 pandemic. At April 30, 2020, the Company’s cash position remained substantially unchanged from its cash position at March 31, 2020.

Other Long-Term Obligations

The Company’s French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at  0.3% per annum. At March 31, 2020 and December 31, 2019, the Company had $276 and $368, respectively, in outstanding borrowings under the loan agreement, all of which were classified as long-term obligations due within one year on the condensed consolidated balance sheets. The proceeds from the borrowings were used primarily for the purchase of land and making routine repairs to the operating facilities in France. The loan agreement contains no material restrictive covenants.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets and had the following values at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(26)	(21)
Finance lease right-of-use assets, net	$52	$57

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2020	$287	$17
2021	340	23
2022	325	15
2023	263	—
2024	224	—
Thereafter	289	—
Total lease payments	1,728	55
Less Imputed Interest	(184)	(2)
Lease obligation at March 31, 2020	$1,544	$53

The lease cost and certain other information during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31
	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$5	$5
Interest on lease obligation	1	1
Total finance lease cost	6	6
Total operating lease cost	102	200
Short-term lease cost	113	252
Total lease cost	$221	$458

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$101	$200
Financing cash flows from finance leases	5	5

Right-of-use assets obtained in exchange for new finance lease obligations	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	—	—

The weighted average remaining lease term for operating leases and finance leases at March 31, 2020 was 5.3 years and 2.4 years, respectively.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2019 was 5.6 years and 2.7 years, respectively. The weighted average discount rate for operating leases and finance leases at March 31, 2020 was 3.4% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2019 was 3.4% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended March 31, 2020 and 2019 of $57 and $62, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the three months ended March 31, 2020 and 2019 of $30 and $43, respectively.

Other Commitments

At March 31, 2020 and December 31, 2019, the Company had commitments of approximately $3,067 and  $3,583, respectively, for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  This migration and upgrade of the existing ERP system will be done in three phases over the next three years. Related to this project, at March 31, 2020 and December 31, 2019, the Company had commitments of approximately $7,949 and 8,430, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $76,751 at March 31, 2020, and $73,958 at December 31, 2019. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at March 31, 2020 or December 31, 2019.

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

8.          INCOME TAXES

As of March 31, 2020, the Company had no federal net operating loss carryforwards and no significant state operating loss carryforwards.

9.          SUBSEQUENT EVENTS

Dividends

On May 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 15, 2020 to shareholders of record as of June 8, 2020.

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. Our domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to optimize our manufacturing processes.  We are in the process of implementing an enterprise software solution which we expect to substantially improve our administrative efficiency and customer service levels.  We opened our free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  Our latest new product, the M100, which we believe to be the world’s largest tow truck, was introduced in the fall of 2019.

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

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. Prices in raw materials can be affected by tariffs and quantitative restrictions, such as those that were imposed by the U.S. government in 2018. Historically, we have implemented price increases on our products to offset price increases in the raw materials that we use. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

Impact of COVID-19

The spread of the COVID-19 virus during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. During the month of March, 2020, we enacted limited shutdowns of all of our domestic facilities to make appropriate modifications to our operations because of COVID-19, which allowed us to continue to serve our customers, while taking precautions to provide a safe work environment for our employees and customers. We have been rotating our workforce every four days, and have designated periods of non-production time for sanitation efforts.  We are adjusting work schedules to maximize our capacity while adhering to recommended precautions such as social distancing, and have established and implemented work from home provisions where possible. Our international operations have also been affected by various requirements of governmental agencies. These safety modifications have had an adverse impact on our plant productivity.  It is likely that such adverse impact will be more pronounced in any future quarters when such measures are in effect for the full quarter, including the second quarter of 2020.

In March 2020, we drew $25,000 on our existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements are met during the heightened uncertainty resulting from the COVID-19 pandemic.  At April 30, 2020, the Company’s cash position remained substantially unchanged from its cash position at March 31, 2020. We also are considering other steps to conserve liquidity in these uncertain times, including delaying capital expenditures that are not already in progress or are not safety related. We are also considering various scalable cost cutting measures to adapt to the fluid environment. We have not at this time applied for or taken any loans or grants under the Coronavirus Aid, Relief, and Economic Security Act, also referred to as the CARES Act, or other governmental programs.

While we have experienced no material disruptions in our supply of parts, components and materials due to the COVID-19 pandemic, we have had material curtailments of new chassis deliveries since our suppliers’ facilities began shutting down in March 2020. Many of these facilities have recently reopened and others are expected to reopen in the next few weeks, typically at substantially reduced capacity. The impacts of the shutdowns on our supply chain are still uncertain, and we are continuing to monitor these reopenings of and the resumption of certain components in our supply chain to determine how they might impact our future production.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. While we have received some COVID-19 pandemic related cancellations, our backlog remains healthy. We are monitoring orders from customers for COVID-19 pandemic related changes, where we would expect issues to become more serious the longer the pandemic-related effects on the economy continue. While we know that COVID-19 related changes to our operating processes will impact our production levels for so long as they are in place, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first three months of 2020.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10‑K for the year ended December 31, 2019.

Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net sales for the three months ended March 31, 2020 decreased 10.7% to $176,054 from $197,213 for the comparable period in 2019. The decrease in our revenue stream was largely attributable to modified production schedules, short nonproductive shutdown periods,  reduced sales from trade show cancellations, and supply chain issues attributable to impacts of the COVID-19 pandemic, as well as some non-COVID-19 related supply chain issues. In contrast, the first quarter of 2019 sales volumes were aided by a correction of fourth quarter 2018 supply chain issues. Net domestic sales decreased during the three-month period ended March 31, 2020 to $143,856 from $163,893 for the comparable period in 2019, while net foreign sales decreased to $32,198 from $33,320 during the same three-month period.

Costs of operations for the three months ended March 31, 2020 decreased 9.8% to $157,516 from $174,616 for the comparable period in 2019. Costs of operations increased as a percentage of sales to 89.5%, compared to 88.5% for the comparable period in 2019, which reflects inefficiencies related to reduced fixed cost absorption and additional costs associated with reorganizing workforce schedules in response to the COVID-19 pandemic.

Selling, general and administrative expenses for the three months ended March 31, 2020 increased to $10,974 from $10,215 for the three months ended March 31, 2019, primarily due to increases in software licensing fees, and employee benefit insurance expenses. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2020 increased to 6.2% from 5.2% in the comparable period in 2019, due primarily to reduced fixed cost absorption.

Interest expense, net decreased to $359 from $668 for the three months ended March 31, 2020 as compared to the prior year period. Decreases in interest expense, net were due an increase in interest billings on distributor receivables, decreases in interest on the credit facility, and decreases in distributor floor plan interest payments.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended March 31, 2020, the Company experienced a net foreign currency exchange loss of $84, compared to a net loss of $252 for the three months ended March 31, 2019.

The provision for income taxes for the three months ended March 31, 2020 and 2019 reflects a combined effective U.S. federal, state and foreign tax rate of 23.7% and 24.4%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash used in operating activities was $1,852 for the three months ended March 31, 2020, compared to $17,854 in the comparable period in 2019. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes.  Cash used in operating activities during the three months ended March 31, 2020 was impacted by a rise in finished goods inventory and slower than normal revenues during the quarter due to certain delays in shipping caused by supply chain issues resulting from the COVID-19 pandemic.

Cash used in investing activities was $3,516 for the three months ended March 31, 2020 compared to $3,155 for the comparable period in 2019. The cash used in investing activities for the three months ended March 31, 2020 was primarily for purchases of property, plant and equipment.

Cash provided by financing activities was $22,850 for the three months ended March 31, 2020, compared to $12,848 for the comparable period in 2019. The cash provided by financing activities for the three months ended March 31, 2020 resulted primarily from net borrowings on the credit facility of  $25,000, partially offset by the payment of cash dividends of $2,053, payments on our French subsidiary’s loan of $92, and an immaterial amount of payments on finance lease obligations.

As of March 31, 2020, we had cash and cash equivalents of $43,094. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At March 31, 2020, the Company had commitments of approximately $3,067 for the acquisition of property and equipment and approximately $7,949 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at March 31, 2020, and additional borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2020 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the COVID-19 related economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2020 and December 31, 2019, $20,447 and $18,103, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2022, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2019 and during the first quarter of 2020, and it is anticipated that the Company will continue to be in compliance during the remainder of 2020.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2020 and December 31, 2019, the Company had $29,998 and $4,998, respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at  March 31, 2020 and December 31, 2019, we had approximately $1,728 and $1,807 in non-cancelable operating lease obligations, and $55 and $61 in non-cancelable finance lease obligations, respectively.

Our French subsidiary, Jige International S.A., has an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. All borrowings under this loan bear interest at 0.3% per annum. At March 31, 2020 and December 31, 2019, the Company had $276 and $368, respectively, in outstanding borrowings under the loan agreement, all of which was classified as long-term obligations due within one year on the condensed consolidated balance sheets. These borrowings are being used primarily for the purchase of land and routine repairs to the operating facilities in France. The loan agreement contains no material covenants.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 1.99% at March 31, 2020. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three months ended March 31, 2020.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended March 31, 2020, we recognized a $72 decrease in our foreign currency translation adjustment account because of the fluctuations of the U.S. dollar against certain foreign currencies, compared to a $277 increase for the prior year period. These amounts were recognized as unrealized losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended March 31, 2020 and 2019, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $84 and a net loss of $252, respectively.

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

ITEM 1A.          RISK FACTORS

The Company is supplementing the risk factors previously disclosed under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with the risk factor set forth below.

The recent COVID-19 outbreak may adversely affect our revenues, results of operations and financial condition.

The U.S. and other countries are experiencing outbreaks of COVID-19, which is continuing to spread to areas where we, our customers and our suppliers do business. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. Other organizations, businesses and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas, including our business operations.

We have made what we believe to be appropriate modifications to our operations because of COVID-19 to allow us to operate all our facilities consistent with federal guidelines and state and local orders. These safety modifications have had an adverse impact on our plant productivity. We continue to monitor government recommendations impacting our operations and may need to enact further precautionary measures to help minimize the risk of our employees being exposed to COVID-19, which could have a further adverse impact on our plant production levels. The cancellation of major industry shows and events has also reduced our ability to meet with existing and potential new customers.

The businesses of towing and recovery equipment operators have been disrupted and they could seek to limit spending as a result of COVID-19, which could negatively impact their willingness to purchase new equipment from us or our independent distributors, and ultimately adversely affect our revenues. While we have seen some order cancellations and softening of demand, the impact has not been material date, but that could worsen depending on the duration of the pandemic.

Additionally, global economic disruptions like the COVID-19 pandemic could negatively impact our supply chain and cause delays in the delivery of chassis, raw materials, components and other supplies that we need to manufacture our products. We have had material curtailments of new chassis deliveries since our suppliers’ facilities began shutting down in March 2020. The longer these shutdowns or decreased production levels continue, the greater is the likelihood of more substantial harm to our revenues and results of operations. We may be unable to locate replacement materials, components or other supplies, and ongoing delays could reduce sales and adversely affect our revenues and results of operations.

The COVID-19 pandemic had a limited impact on our financial results and business operations in the first quarter 2020, but economic and health conditions in the United States and across most of the globe have changed dramatically since the end of the quarter.  The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, the timing of our chassis suppliers resuming normal shipment levels, and any additional preventative and protective actions that governments, or we or other businesses, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but should be anticipated to have a material adverse impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

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

101

The following information from the Company’s quarterly report on Form 10‑Q for the quarterly period ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets – March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2020 and 2019;  (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.*

     Filed herewith

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

Date: May 6, 2020