Form 10-Q
period 2020-09-30
MILLER INDUSTRIES INC /TN/
filed 2020-11-04
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2020 was 11,405,468.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things: the effects of the coronavirus known as COVID-19 on our revenues, results of operations and financial condition; the cyclical nature of our industry and changes in consumer confidence; economic and market conditions; our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts; changes in price and availability (including as a result of the imposition of additional tariffs and the impact of the outbreak of COVID-19) of aluminum, steel, petroleum-related products and other purchased component parts; delays in receiving supplies of such materials or parts; our customers’ access to capital and credit to fund purchases; operational challenges caused by changes in our sales volume; various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation; special risks from our sales to U.S. and other governmental entities through prime contractors; our ability to secure new government orders; changes in fuel and other transportation costs, insurance costs and weather conditions; changes in government regulation; failure to comply with domestic and foreign anti-corruption laws; competition and our ability to attract or retain customers; our ability to develop or acquire proprietary products and technology; assertions against us relating to intellectual property rights; problems hiring or retaining skilled labor; a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; changes in the tax regimes and related government policies and regulations in the countries in which we operate; the effects of regulations relating to conflict minerals; the catastrophic loss of one of our manufacturing facilities; environmental and health and safety liabilities and requirements; loss of the services of our key executives; product warranty or product liability claims in excess of our insurance coverage; potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products; an inability to acquire insurance at commercially reasonable rates; and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference. Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, our company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$47,512	$26,072
Accounts receivable, net of allowance for doubtful accounts of $1,244 and $1,106 at September 30, 2020 and December 31, 2019, respectively	149,806	168,619
Inventories, net	87,448	87,965
Prepaid expenses	4,340	4,796
Total current assets	289,106	287,452
NONCURRENT ASSETS:
Property, plant and equipment, net	96,719	90,735
Right-of-use assets - operating leases	1,474	1,640
Goodwill	11,619	11,619
Other assets	392	521
TOTAL ASSETS	$399,310	$391,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,970	$95,750
Accrued liabilities	28,683	27,813
Current portion of operating lease obligation	321	330
Current portion of finance lease obligation	22	21
Long-term obligations due within one year	100	368
Total current liabilities	122,096	124,282
NONCURRENT LIABILITIES
Long-term obligations	—	4,998
Noncurrent portion of operating lease obligation	1,153	1,307
Noncurrent portion of finance lease obligation	20	37
Deferred income tax liabilities	3,792	3,416
Total liabilities	127,061	134,040

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,405,468 and 11,400,102, outstanding at September 30, 2020 and December 31, 2019, respectively	114	114
Additional paid-in capital	151,249	151,055
Accumulated surplus	123,912	112,261
Accumulated other comprehensive loss	(3,026)	(5,503)
Total shareholders’ equity	272,249	257,927
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$399,310	$391,967

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

NET SALES	$168,366	$195,467	$472,949	$615,026
COSTS OF OPERATIONS	150,523	173,721	418,841	545,470
GROSS PROFIT	17,843	21,746	54,108	69,556

OPERATING EXPENSES:
Selling, general and administrative expenses	9,231	10,453	30,272	31,636

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	230	424	1,018	1,813
Other (income) expense, net	(209)	231	(393)	542
Total expense, net	9,252	11,108	30,897	33,991

INCOME BEFORE INCOME TAXES	8,591	10,638	23,211	35,565
INCOME TAX PROVISION	2,038	2,562	5,401	8,146
NET INCOME	$6,553	$8,076	$17,810	$27,419

BASIC INCOME PER COMMON SHARE	$0.57	$0.71	$1.56	$2.41

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.54	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,405	11,400	11,405	11,400

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
NET INCOME	$6,553	$8,076	$17,810	$27,419

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	2,861	(560)	2,477	(1,213)
Total other comprehensive loss	2,861	(560)	2,477	(1,213)

COMPREHENSIVE INCOME	$9,414	$7,516	$20,287	$26,206

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

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2019	$114	$151,055	$112,261	$(5,503)	$257,927
Components of comprehensive income:
Net income	—	—	5,431	—	5,431
Foreign currency translation adjustments	—	—	—	(72)	(72)
Total comprehensive income	—	—	5,431	(72)	5,359
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, March 31, 2020	114	151,249	115,639	(5,575)	261,427
Components of comprehensive income:
Net income	—	—	5,826	—	5,826
Foreign currency translation adjustments	—	—	—	(312)	(312)
Total comprehensive income	—	—	5,826	(312)	5,514
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, June 30, 2020	114	151,249	119,412	(5,887)	264,888
Components of comprehensive income:
Net income	—	—	6,553	—	6,553
Foreign currency translation adjustments	—	—	—	2,861	2,861
Total comprehensive income	—	—	6,553	2,861	9,414
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, September 30, 2020	$114	$151,249	$123,912	$(3,026)	$272,249

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2020	2019
OPERATING ACTIVITIES:
Net income	$17,810	$27,419
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,915	6,612
(Gain) loss on disposal of property, plant and equipment	4	(8)
Provision for doubtful accounts	148	(33)
Issuance of non-employee director shares	194	150
Deferred tax provision	399	59
Changes in operating assets and liabilities:
Accounts receivable	19,188	(16,841)
Inventories	1,836	(5,063)
Prepaid expenses	484	(1,483)
Other assets	352	781
Accounts payable	(3,355)	17,186
Accrued liabilities	154	(755)
Net cash flows from operating activities	44,129	28,024
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,691)	(15,434)
Proceeds from sale of property, plant and equipment	43	31
Net cash flows from investing activities	(12,648)	(15,403)
FINANCING ACTIVITIES:
Net proceeds (payments) under credit facility	(4,998)	(5,000)
Payments of cash dividends	(6,159)	(6,156)
Net payments on other long-term obligations	(297)	(275)
Finance lease obligation payments	(16)	(15)
Net cash flows from financing activities	(11,470)	(11,446)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,429	(753)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	21,440	422
CASH AND TEMPORARY INVESTMENTS, beginning of period	26,072	27,037
CASH AND TEMPORARY INVESTMENTS, end of period	$47,512	$27,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,659	$2,500
Cash payments for income taxes, net of refunds	$3,925	$9,050

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

3.          BASIC INCOME PER SHARE

The Company has a simple capital structure consisting of common stock and preferred stock, with only shares of common stock outstanding. The Company had no stock options or any other dilutive instruments outstanding for the three or nine months ended September 30, 2020 or 2019. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales:
North America	$149,265	$174,675	$400,581	$530,321
Foreign	19,101	20,792	72,368	84,705
	$168,366	$195,467	$472,949	$615,026

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of September 30, 2020, and December 31, 2019, contract liability balances were $287 and $324, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets. During the nine months ended September 30, 2020, the Company recognized $37 of this liability into earnings after satisfaction of related performance obligations. No revenue related to contract liability balances was recognized during the three months ended September 30, 2020, or during three and nine months ended September 30, 2019. The Company did not have any contract assets at September 30, 2020 or December 31, 2019. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the three and nine months ended September 30, 2020 and 2019.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. There were no customers with a trade account receivable greater than 10% of total accounts receivable at September 30, 2020 or December 31, 2019.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Chassis	$7,500	$6,561
Raw materials	39,255	39,444
Work in process	15,592	16,520
Finished goods	25,101	25,440
	$87,448	$87,965

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2022, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2019 and during the nine months of 2020, and it is anticipated that the Company will continue to be in compliance during the remainder of 2020.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At September 30, 2020 and December 31, 2019, the Company had $0 and $4,998, respectively, in outstanding borrowings under the credit facility.  In March 2020, the Company drew $25,000 on its existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met due to operational disruptions resulting from the COVID-19 pandemic. However, during the second and third quarters of 2020, the Company repaid the balance in full, as its cash position was stronger than anticipated. At September 30, 2020, the Company had cash and cash equivalents of $47,512, which were substantially unchanged at October 31, 2020.

Other Long-Term Obligations

The Company’s French subsidiary, Jige International S.A., had an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. At September 30, 2020 and December 31, 2019, the Company had $0 and $368, respectively, in outstanding borrowings under the loan agreement, all of which were classified as long-term obligations due within one year on the condensed consolidated balance sheets.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets and had the following values at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(37)	(21)
Finance lease right-of-use assets, net	$41	$57

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2020	$93	$6
2021	357	23
2022	341	15
2023	270	—
2024	227	—
Thereafter	292	—
Total lease payments	1,580	44
Less Imputed Interest	(106)	(2)
Lease obligation at September 30, 2020	$1,474	$42

The lease cost and certain other information during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$6	$4	$16	$15
Interest on lease obligation	—	—	1	1
Total finance lease cost	6	4	17	16
Total operating lease cost	103	110	304	495
Short-term lease cost	118	479	372	1,049
Total lease cost	$227	$593	$693	$1,560

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$102	$107	$301	$492
Financing cash flows from finance leases	6	5	16	15

Right-of-use assets obtained in exchange for new finance lease obligations	—	—	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	20	117	46	117

The weighted average remaining lease term for operating leases and finance leases at September 30, 2020 was 5.0 years and 2.2 years, respectively.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2019 was 5.6 years and 2.7 years, respectively. The weighted average discount rate for operating leases and finance leases at September 30, 2020 was 3.3% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2019 was 3.4% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended September 30, 2020 and 2019 of $55 and $53, respectively, and related lease costs during the nine months ended September 30, 2020 and 2019 of $157 and $170, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $28 and $26 during the three months ended September 30, 2020 and 2019, respectively, and related lease costs during the nine months ended September 30, 2020 and 2019 of $84 and $95, respectively.

Other Commitments

At September 30, 2020 the Company had commitments of approximately $9,043 for construction and acquisition of property, plant and equipment, including a commitment of approximately $5,865 for the purpose of upgrading fabrication equipment at our Greeneville, Tennessee location. At December 31, 2019, the Company had commitments of approximately $3,583 for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  This migration and upgrade of the existing ERP system will be done in three phases over the next three years. Related to this project, at September 30, 2020 and December 31, 2019, the Company had commitments of approximately $5,683 and $8,430, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $66,936 at September 30, 2020, and $73,958 at December 31, 2019. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at September 30, 2020 or December 31, 2019.

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

8.          INCOME TAXES

As of September 30, 2020, the Company had no federal or state net operating loss carryforwards.

9.          SUBSEQUENT EVENTS

Dividends

On November 2, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 14, 2020 to shareholders of record as of December 7, 2020.

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

Our industry is cyclical in nature. Until the onset of the COVID-19 pandemic, the overall demand for our products and resulting revenues in recent years have been positively affected by favorable economic conditions, such as lower fuel prices, and positive consumer sentiment in our industry. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

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

Impact of COVID-19

The spread of the COVID-19 virus during the nine months of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. During the month of March 2020, we enacted limited shutdowns of all of our domestic facilities to make appropriate modifications to our operations because of COVID-19, which allowed us to continue to serve our customers, while taking precautions to provide a safe work environment for our employees and customers. We have been rotating our workforce every four days, and have designated periods of non-production time for sanitation efforts.  We are adjusting work schedules to maximize our capacity while adhering to recommended precautions such as social distancing, and have established and implemented work from home provisions where possible. As part of our ongoing safety measures, we temporarily suspend operations from time to time to clean and disinfect areas within our facilities. Our international operations have also been affected by various comparable requirements of governmental agencies and safety related operational adjustments. These safety modifications continue to have an adverse impact on our plant productivity, although the impact has been less severe as we have become more accustomed to working under them.

In March 2020, we drew $25,000 on our existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met during the heightened uncertainty resulting from the COVID-19 pandemic. However, during the second and third quarters of 2020, we repaid the balance in full, as our cash position was stronger than anticipated. At September 30, 2020, we had cash and cash equivalents of $47,512, which were substantially unchanged at October 31, 2020. Although our cash position is strong, we continue to consider other steps that could be implemented to conserve liquidity in these uncertain times, including possible delays of certain capital expenditures. We also have prepared various scalable cost cutting measures if necessary to adapt to the fluid environment. We have not at this time applied for or taken any loans or grants under the Coronavirus Aid, Relief, and Economic Security Act, also referred to as the CARES Act, or other governmental programs, and have no plans to do so.

While we have experienced no material disruptions in our supply of parts, components and materials due to the COVID-19 pandemic, we have had material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities. During the second quarter, most of these facilities were operating at a reduced capacity, but by the end of the third quarter were operating at levels sufficient to meet our requirements. We also have experienced reductions in orders for products since the beginning of the pandemic. This depressed demand along with the decreases in deliveries of chassis caused us to temporarily shut our domestic plants in Pennsylvania and Greeneville, Tennessee for several weeks at the end of the second quarter and for the first few weeks of the third quarter. Our international plants also were adversely impacted and experienced shutdowns during the second quarter. While all of our plants have now reopened, the possibility of new shutdowns of one or more of our facilities due to the COVID-19 pandemic remains. This decrease in our production levels, coupled with our health and safety-related adjustments to operations, materially negatively impacted our revenues in the third quarter, but also served to strengthen our current backlog of orders. Our revenues recovered substantially from the second quarter levels, although still materially lower than the comparable quarter of 2019. However, the impacts of chassis delivery curtailments and the somewhat softened demand from towing equipment operators are still uncertain, and we are continuing to monitor these factors to determine how they might impact our future production.

The impact of the COVID-19 pandemic continues to unfold and certain states and localities are experiencing a rebound or surge in COVID-19 cases. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, the demand for new equipment from towing equipment operators, and the resumption of widespread economic activity. We are monitoring orders from customers for COVID-19 pandemic related changes, where we would expect issues to become more serious the longer the pandemic-related effects on the economy continue. While we know that COVID-19 related changes to our operating processes will impact our production levels for so long as they are in place, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first nine months of 2020.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019.

Results of Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net sales for the three months ended September 30, 2020 decreased 13.9% to $168,366 from $195,467 for the comparable period in 2019. The decrease in our revenue stream was largely attributable to softer product demand during the quarter and health and safety-related adjustments to operations attributable to impacts of the COVID-19 pandemic. The impact of health and safety related adjustments has been less severe in the third quarter 2020, although still material, as we have become more accustomed to working under them. Net domestic sales decreased during the three-month period ended September 30, 2020 to $149,265 from $174,675 for the comparable period in 2019, while net foreign sales decreased to $19,101 from $20,792 during the same three-month period.

Costs of operations for the three months ended September 30, 2020 decreased 13.4% to $150,523 from $173,721 for the comparable period in 2019. Costs of operations increased as a percentage of sales to 89.4%, compared to 88.9% for the comparable period in 2019, which reflects margin differences due to changes in product mix.

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased to $9,231 from $10,453 for the three months ended September 30, 2019. This change is primarily a result of decreases in travel expenses, marketing expenses, employee related expenses, and IT related expenses. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2020 increased to 5.5% from 5.3% in the comparable period in 2019, due primarily to reduced fixed cost absorption.

Interest expense, net decreased to $230 from $424 for the three months ended September 30, 2020 as compared to the prior year period. Decreases in interest expense, net were primarily due to decreases in floor plan interest payments and decreases interest on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended September 30, 2020, the Company experienced a net foreign currency exchange gain of $208, compared to a net loss of $235 for the three months ended September 30, 2019.

The provision for income taxes for the three months ended September 30, 2020 and 2019 reflects a combined effective U.S. federal, state and foreign tax rate of 23.7% and 24.1%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net sales for the nine months ended September 30, 2020 decreased 23.1% to $472,949 from $615,026 for the comparable period in 2019. The decrease in our revenue stream was largely attributable to chassis supply chain issues, shutdown periods due to soft demand, and health and safety-related adjustments to operations, all attributable to impacts of the COVID-19 pandemic. Such shutdowns ended in July and early August 2020; however, the possibility of new shutdowns of one or more of our facilities due to the COVID-19 pandemic remains. Net domestic sales decreased during the nine-month period ended September 30, 2020 to $400,581 from $530,321 for the comparable period in 2019, while net foreign sales decreased to $72,368 from $84,705 during the same nine-month period.

Costs of operations for the nine months ended September 30, 2020 decreased 23.2% to $418,841 from $545,470 for the comparable period in 2019. Overall, costs of operations decreased slightly as a percentage of sales to 88.6%, compared to 88.7% for the comparable period in 2019, which was due to differences in product mix.

Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased to $30,272 from $31,636 for the nine months ended September 30, 2019.  This change is primarily a result of decreases in travel related expenses and professional fees. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2020 increased to 6.4% from 5.1% in the comparable period in 2019, due primarily to reduced fixed cost absorption.

Interest expense, net decreased to $1,018 from $1,813 for the nine months ended September 30, 2020 as compared to the prior year period. Decreases in interest expense were primarily due to decreases in floor plan interest payments and decreases in interest on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the nine months ended September 30, 2020, the Company experienced a net foreign currency exchange gain of $397, compared to a net loss of $550 for the nine months ended September 30, 2019.

The provision for income taxes for the nine months ended September 30, 2020 and 2019 reflects a combined effective U.S. federal, state and foreign tax rate of 23.3% and 22.9%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $44,129 for the nine months ended September 30, 2020, compared to $28,024 in the comparable period in 2019. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes.  Our decreased revenue stream during the nine-month period ended September 30, 2020 caused less cash to be used for purposes of new production while receivables from higher sales levels of prior quarters continued to flow in, resulting in substantially greater cash provided by operating activities during the period.

Cash used in investing activities was $12,648 for the nine months ended September 30, 2020 compared to $15,403 for the comparable period in 2019. The cash used in investing activities for the nine months ended September 30, 2020 was primarily for purchases of property, plant and equipment.

Cash used in financing activities was $11,470 for the nine months ended September 30, 2020, compared to $11,446 for the comparable period in 2019. The cash used in financing activities for the nine months ended September 30, 2020 resulted from the payment of cash dividends of $6,159, payments of long-term obligations of $5,295, and an immaterial amount of payments on finance lease obligations.

As of September 30, 2020, we had cash and cash equivalents of $47,512. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At September 30, 2020, the Company had commitments of approximately $9,043 for the acquisition of property, plant and equipment, including a commitment of approximately $5,865 for the purpose of upgrading fabrication equipment at our Greeneville, Tennessee location.  At September 30, 2020, we also had a commitment of approximately $5,683 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at September 30, 2020, and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2020 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the COVID-19 related economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2020 and December 31, 2019, $21,434 and $18,103, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2022, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the

Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2019 and during the first three quarters of 2020, and it is anticipated that the Company will continue to be in compliance during the remainder of 2020.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At September 30, 2020 and December 31, 2019, the Company had $0 and $4,998, respectively, in outstanding borrowings under the credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at September 30, 2020 and December 31, 2019, we had approximately $1,580 and $1,807 in non-cancelable operating lease obligations, and $44 and $61 in non-cancelable finance lease obligations, respectively.

Our French subsidiary, Jige International S.A., had an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan with a maturity date of September 30, 2020. At September 30, 2020 and December 31, 2019, the Company had $0 and $368, respectively, in outstanding borrowings under the loan agreement, all of which was classified as long-term obligations due within one year on the condensed consolidated balance sheets.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 1.15% at September 30, 2020. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three and nine months ended September 30, 2020.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended September 30, 2020, we recognized a $2,861 increase in our foreign currency translation adjustment account because of the weakening of the U.S. dollar against the Euro and British pound, compared to a $560 decrease for the prior year period. During the nine months ended September 30, 2020, we recognized a $2,477 increase, compared to a $1,213 decrease for the prior year period. These amounts were recognized as unrealized losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended September 30, 2020 and 2019, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net gain of $208 and a net loss of $235, respectively. For the nine months ended September 30, 2020 and 2019, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net gain of $397 and a net loss of $550, respectively.

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

The U.S. and other countries are experiencing outbreaks of COVID-19, which is continuing to spread to areas where we, our customers and our suppliers do business. The outbreak has resulted in governments around the world implementing at times stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, and were thus exempt from state and local business closure orders that were previously in effect in states where we have manufacturing facilities. However, as the pandemic continues, business closure orders may be implemented or reinstated in states or localities that experience a rebound or surge in COVID-19 cases, and those orders may not include the same exemptions. Other organizations, businesses and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures taken to curb the spread of COVID-19 are disrupting normal business operations both in and outside of affected areas, including our business operations.

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

Additionally, global economic disruptions such as the COVID-19 pandemic could negatively impact our supply chain and cause delays in the delivery of chassis, raw materials, components and other supplies that we need to manufacture our products. During the COVID-19 pandemic, we have had material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities. During the second quarter, most of these facilities were operating at a reduced capacity, but by the end of the third quarter operating at levels sufficient to meeting our requirements. However, these decreased production levels could recur, and if so, could cause substantial decreases to our revenues and results of operations.

The COVID-19 pandemic had a material adverse impact on our financial results and business operations in the second and third quarters 2020, and economic and health conditions in the United States and across most of the globe continue to change dramatically from day to day as a result of the COVID-19 pandemic. The future impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, the timing of our chassis and other suppliers resuming normal shipment levels, the effect of the pandemic on spending levels of towing and recovery equipment operators, and any additional preventative and protective actions that governments, or we or other businesses, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but should be anticipated to have a material adverse impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

Date: November 4, 2020