Form 10-K
period 2020-12-31
MILLER INDUSTRIES INC /TN/
filed 2021-03-03
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission File No.	001-14124

MILLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8503 Hilltop Drive, Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

(423) 238-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	MLR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer 	Accelerated Filer ☒

Non-accelerated Filer 	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ⌧ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $287,430,630 (based on 9,655,043 shares held by non-affiliates at $29.77 per share, the last sale price reported on the New York Stock Exchange on June 30, 2020).

At February 26, 2021 there were 11,410,728 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including but not limited to statements made in Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	the overall impact of the COVID-19 pandemic on the Company’s revenues, results of operations and financial condition;
●	the duration and severity of the COVID-19 pandemic, including actions that may be taken by government authorities and others to address or otherwise mitigate the impact of the COVID-19 pandemic;
●	the cyclical nature of our industry and changes in consumer confidence;
●	economic and market conditions, including the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees;
●	our dependence upon outside suppliers for our raw materials, including aluminum, steel, and petroleum-related products as well as other purchased component parts;
●	changes in price and availability (including as a result of the imposition of additional tariffs and the impact of COVID-19 pandemic) of aluminum, steel, petroleum-related products and purchased component parts;
●	delays in receiving supplies of such materials or parts, including as a result of the impact of the COVID-19 pandemic;
●	our customers’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes in recent years, prior to the COVID-19 pandemic;
●	various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	our ability to secure new government orders;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;

●	assertions against us relating to intellectual property rights;
●	problems hiring or retaining skilled labor;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.

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

In this Annual Report on Form 10-K, the words “Miller Industries,” the “Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

Towing and Recovery Equipment

We offer a broad range of towing and recovery equipment products that meet most customer design, capacity and cost requirements. We manufacture the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties. We frequently purchase the truck chassis for integration with our towing and recovery equipment and resale to our customers. Wreckers generally are used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with rotating hydraulic booms and up to 100-ton lifting capacities. Car carriers are specialized flatbed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers transport new or disabled vehicles and other equipment and are particularly effective over longer distances. We also manufacture vehicle transport trailers.

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

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 100-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy-duty wrecker models offer rotating booms, which allow heavy-duty wreckers to recover vehicles from any angle, and remote control devices for recovery equipment. In addition, certain light-duty wreckers are equipped with automatic wheel-lift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

Transport Trailers. Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles. These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies and other similar applications. These trailers are easy to load and transport 6 to 7 vehicles. The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport trailer. Many professional towing operators have added auto transport trailers to their fleets to add to their service offerings.

Brand Names

We manufacture and market our wreckers, car carriers and trailers under ten separate brand names. Although certain brands overlap in terms of features, prices and distributors, each brand has its own distinctive image and customer base.

Century®. The Century® brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century® line was started in 1974 and produces wreckers ranging from 8-ton light-duty to 100-ton heavy-duty models, and car carriers in lengths from 20 to 30 feet. Management believes that the Century® brand has a reputation as the industry’s leading product innovator.

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

Boniface™. Our Boniface™ product line is comprised predominantly of premium heavy-duty wreckers marketed primarily in Europe. Boniface™ produces heavy-duty wreckers specializing in the long underlift technology required to tow modern European tour buses.

Product Development and Manufacturing

Product Innovation and Manufacturing Process Improvements

We have a long history of innovation in our products and manufacturing processes based on advanced technologies. Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering department currently consists of over 50 engineers who, in consultation with manufacturing personnel, use sophisticated computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to licensing new technologies, we have a continuing emphasis on research and development to achieve product innovations. We opened our free-standing research and development (R&D) facility in Chattanooga, Tennessee in 2019, where we are pursuing various innovations in our products and improvements in our manufacturing processes, some of which are intended to enhance the safety of our employees and reduce the environmental impact of both our manufacturing processes and the products we manufacture. These efforts led to our newest product, the M100, which was introduced in the fall of 2019 and that we believe to be the world’s largest tow truck.

We manufacture wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and the United Kingdom. The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer. In addition, during the past several years, we have also begun to produce wrecker bodies using composites and other non-metallic materials, which reduces the overall vehicle weight and increases fuel efficiency. After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by us or shipped by common carrier to a distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted, and towing operators can select customized colors to coordinate with chassis colors or customer fleet colors. To the extent final painting is required before delivery, we either complete such painting or contract with independent paint shops for such services.

Expansion and Modernization of Domestic Production Facilities

All of our domestic facilities have undergone substantial expansion and modernization projects during the period 2016 to 2020, as we have invested over $97 million on property, plant and equipment over this five-year period, including approximately $25 million on our Pennsylvania consolidation and expansion project and approximately $29 million on building and equipment improvements at our two Tennessee locations.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing processes, enhance the safety of our employees and reduce our environmental impact.

Reducing the Environmental Impacts of our Domestic Production Facilities

We strive to conduct our operations in a manner that protects our employees, to comply with all applicable laws and regulations, and to reduce the environmental impacts of our manufacturing operations. The modernization projects at all our domestic facilities in the last few years included many environmentally-friendly upgrades, such as the installation of air filtration equipment that removes airborne contaminants like smoke, dust, pollen and dander to improve the air quality at our production facilities. As part of these projects, we also transitioned from oil-based primers to water-based primers in our domestic painting operations, to reduce volatile organic compounds (VOC) emissions into the environment and make our workplace safer for our employees. At the same time, we upgraded the lighting at all of our domestic production facilities to LED lighting, which has the benefit of reducing electric consumption while also increasing visibility for our employees. In addition, we are currently in the process of acquiring a nitrogen generator, which would have the effect of minimizing the environmental impacts of transporting nitrogen gas to our domestic facilities. We continue to look for new ways to promote sustainable and environmentally friendly practices at our production facilities to reduce energy-usage, increase recycling and decrease waste.

Company Suppliers

We purchase raw materials and component parts from several sources. Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, but we have experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules. Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers. Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business. We are continuing to closely monitor the COVID-19 pandemic and the further impacts it may have on the Company’s supply chain and operations.

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

We sell our products to a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. These distributors then sell our products to the end-users. In 2020, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national, regional and international trade shows. To focus our marketing efforts and to control marketing costs, we concentrate our efforts on the major trade shows each year, and we work with our network of independent distributors to concentrate on various regional shows. Although attendance at trade shows has been suspended during the current pandemic, we expect to resume our active participation in these shows when conditions allow.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. Given our production and delivery schedules, management believes that the current backlog represents approximately five months of production.

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

Human Capital

We employed approximately 1,280 people as of December 31, 2020. Part-time employees represent less than 2% of our total employees. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Our company culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged. In addition, our Code of Business Conduct and Ethics is intended to reinforce our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations.

Employee Development/Training

We provide training programs that address skills shortages in our workforce, foster career development, and encourage proper use of technology and resources. These include our Welding School that teaches employees how to read blueprints, interpret weld symbols, and learn welding technique. In addition, Miller University One and Two were created to develop high potential employees for future leadership roles in the company, and provide change management, decision making, and problem-solving skills to future leaders of our Company. We have also established a tuition reimbursement program for continuing education, including undergraduate and graduate degrees or certifications and licenses relevant to the business.

Competitive Pay and Employee Benefits

We invest in our employees through high-quality benefits and various health and wellness initiatives, competitive compensation packages and fair compensation practices. For example, we periodically perform compensation studies to ensure competitive pay rates for our employees. In addition, we provide a variety of benefits including but not limited to comprehensive medical coverage, short and long term disability, life insurance, wellness screening, dental coverage, paid time off incentive programs, an employee assistance program, access to telehealth services, and a U.S. 401(k) plan with a Company match.

Occupational Health and Safety

We seek to provide a healthy and safe workplace. The modernization projects at all our domestic facilities in the last few years included many advanced health and safety features, such as the installation of air filtration equipment that removes airborne contaminants like smoke, dust, pollen and dander to improve the air quality at our production facilities. As part of these projects and upgrades, we also transitioned from oil-based primers to water-based primers in our domestic painting operations to reduce total volatile organic compounds emissions and make our workplace safer for our employees. We also upgraded the lighting at our facilities to LED lighting, which has the benefit of reducing electric consumption while also increasing visibility for our employees. We have established a safety committee to implement and monitor our various safety programs. We are continually striving to better our workplace safety record and our five-year trend on workplace accidents reflects substantial improvement in this area. We are committed to fostering a diverse workforce and an inclusive environment.

The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our employees.  We have made and continue to make what we believe to be appropriate modifications to our operations because of COVID-19 to allow us to protect our employees while operating all our facilities consistent with applicable governmental guidelines and orders. We have been rotating our workforce every four days, and have designated periods of non-production time for sanitation efforts, and have adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing, and have established and implemented remote work provisions where possible. We have also instituted travel restrictions according to recommended guidelines. As part of our ongoing safety measures, we may also decide to temporarily suspend operations to clean and disinfect areas within our facilities, as needed to protect our employees. We enacted such limited suspensions from time to time at certain of our domestic facilities during 2020.

Employee Engagement

The Company’s management team promotes an “open door” environment in which all feedback and suggestions are welcome. We have invested substantial time and resources in recent years to optimize the engagement, productivity and safety of our workforce, which we believe is the foundation upon which we can maintain our competitive advantages in product quality and customer service. For example, we hired an employee engagement specialist who is dedicated to communicating with our employees. We also actively monitor the satisfaction and engagement of our workforce, including through periodic employee surveys conducted by third-party experts.

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

We are also subject to various federal, state and non-U.S. laws and regulations related to privacy, data protection and cybersecurity, including the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018.  In addition, California’s Consumer Privacy Act came into effect on January 1, 2020, and enforcement began on July 1, 2020.  Many other states are also attempting to enact privacy laws that may impact us in the future.

We are also subject to the additional diligence and disclosure requirements adopted by the Securities and Exchange Commission (the “SEC”) related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries in connection with the Dodd-

Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The SEC rules impose these obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody. In addition to the SEC regulation, the European Union adopted new requirements for European Union importers of conflict minerals, which went into effect on January 1, 2021, and that may impact and increase the cost of our conflict minerals compliance program.

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

Information About Our Executive Officers

Information relating to our executive officers as of February 28, 2021 is set forth below. William G. Miller, II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller	74	Chairman of the Board

Jeffrey I. Badgley	68	Co-Chief Executive Officer

William G. Miller, II	42	President and Co-Chief Executive Officer

Frank Madonia	72	Executive Vice President, Secretary and General Counsel

Deborah L. Whitmire	55	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	64	Chief Information Officer

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

Jeffrey I. Badgley has served as our Co-Chief Executive Officer since December 2013. Prior to serving as Co-Chief Executive officer, Mr. Badgley served in various executive positions, including Vice President (1994 – 1996), President (1996 – 2011), Chief Executive Officer (1997 – 2003; 2011 – 2013), and Co-Chief Executive Officer (2003 – 2011). In addition, Mr. Badgley served as a director from 1996 to 2014 and as Vice Chairman of the Board from 2011 to 2014. Mr. Badgley also served as Vice President to Miller Industries Towing Equipment Inc. from 1988 to 1996 and has been their President since 1996.

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

Risks Relating to Our Operations

The continuing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

The U.S. and other countries are experiencing outbreaks of COVID-19, which is continuing to spread to areas where we, our customers, our suppliers and our end users do business. The outbreak has resulted in governments around the world implementing at times stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, and were thus exempt from state and local business closure orders that were previously in effect in states where we have manufacturing facilities. However, as the pandemic continues, business closure orders may be implemented or reinstated in states or localities that experience a rebound or surge in COVID-19 cases, including as a result of new variants of the virus that may be more transmissible or virulent, and those orders may not include the same exemptions. Other organizations, businesses and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures taken to curb the spread of COVID-19 are disrupting normal business operations both in and outside of affected areas, including our business operations.

We have made and continue to make what we believe to be appropriate modifications to our operations because of COVID-19 to allow us to protect our employees while operating all our facilities consistent with applicable governmental guidelines and orders. We continue to monitor government recommendations impacting our operations and may need to enact further precautionary measures to help minimize the risk of our employees being exposed to COVID-19, which could have a further adverse impact on our plant production levels. As part of our ongoing safety measures, we may also decide to temporarily suspend operations to clean and disinfect areas within our facilities, as needed to protect our employees, which may have an adverse impact on our plant productivity. We enacted such limited suspensions from time to time at certain of our domestic facilities during 2020.

The businesses of towing and recovery equipment operators have been disrupted and they have limited and may continue to limit spending as a result of COVID-19, which could negatively impact their willingness to purchase new equipment from us or our independent distributors, and ultimately adversely affect our revenues. We have seen order cancellations and softening of demand, which could worsen depending on the duration, spread, and severity of the pandemic. The cancellation of major industry shows and events has also reduced our ability to meet with existing and potential new customers to market our products.

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

The COVID-19 pandemic had a material adverse impact on our financial results and business operations in the second, third and fourth quarters of 2020, and economic and health conditions in the United States and across most of the globe continue to change dramatically from day to day as a result of the COVID-19 pandemic. The future impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the timing of our chassis and other suppliers resuming normal shipment levels, the effect of the pandemic on spending levels of towing and recovery equipment operators, and any additional preventative and protective actions that governments, or we or other businesses, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but should be anticipated to have a material adverse impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic conditions in general, including the negative impacts of the COVID-19 pandemic on global economies. Adverse changes or continued uncertainty with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature. In recent years, the overall demand for our products and resulting revenues have been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence, volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, including as a result of the continuing COVID-19 pandemic, political unrest, terrorist acts, military conflict and any other disease outbreaks, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts, leaves us subject to changes in price and availability (including as a result of the imposition of additional tariffs and the impact of the COVID-19 pandemic) and delays in receiving supplies of such materials or parts.

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

Demand for our products also could be negatively affected by supply delays of truck chassis and other component parts used in our products. Our third party suppliers’ ability to supply us with truck chassis and component parts is limited by their available capacity to manufacture the component parts we require. We have experienced supply delays and limitations for component parts from time to time as a result of the continuing COVID-19 pandemic, and, prior to the COVID-19 pandemic, as our production levels had substantially increased over the last several years prior to the start of the pandemic. If these delays recur, continue or worsen, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand. At this time, we believe that sources of our raw materials and component parts will continue to be adequate to meet our requirements and that alternative sources are available. However, shortages, price increases or delays in shipments of our raw materials and component parts could have a material adverse effect on our financial performance, competitive position and reputation.

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

Operational challenges caused by our increased sales volumes in recent years prior to the COVID-19 pandemic could result in material delays, increased costs and loss of business opportunities, which could negatively impact our operating results and financial condition.

Substantially increased sales of our products over the five years prior to the COVID-19 pandemic have caused a variety of operating challenges, including supply chain constraints and production capacity limitations. The recent major additions and renovations to all our domestic production facilities have allowed us to effectively address these challenges, but they have nevertheless caused increased production costs and delayed deliveries to customers in some instances. These factors could in the future result in delay or termination of orders, the loss of sales and a negative impact on our reputation with our customers, all of which could materially adversely affect our business, financial condition and results of operations. In addition, our recent major additions and renovations to all our domestic facilities may not achieve our intended objectives of lowering costs, improving manufacturing efficiencies in an environmentally conscious way and increasing productivity, which could adversely affect our operating results and financial condition.

Our international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies. This includes the uncertainty surrounding the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” on European and worldwide economic conditions, and on our international sales. The United Kingdom formally left the European Union on January 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement which is being applied provisionally until it is formally ratified by the European Union parliament. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. In addition, there remain uncertainties surrounding Brexit and the new relationship between the United Kingdom and the European Union that will continue to be developed and defined. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies.

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

In addition, political unrest, terrorist acts, military conflict and disease outbreaks, including the COVID-19 pandemic, have increased the risks of doing business abroad in general. We are continuing to monitor the COVID-19 pandemic and the further impacts it may have on the Company’s supply chain and operations.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, a catastrophic loss of the use of all or a portion of any one of our manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, civil unrest, terrorist acts, military conflict and disease outbreaks (including the COVID-19 pandemic), or otherwise, whether short or long-term, could materially harm our business, financial condition and results of operations. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations.

Risks Related to Legal, Regulatory and Compliance Matters

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

In 2012, the SEC adopted rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries. These rules could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, as the number of suppliers who provide conflict-free minerals may be limited. In addition, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. In addition to the SEC regulation, the European Union adopted new requirements for European Union importers of conflict minerals, which went into effect on January 1, 2021, and that may impact and increase the cost of our conflict minerals compliance program. The Company’s supply chain is complex. As a result, we have encountered and continue to expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges from customers, investors or others if we are unable to verify the origins for all “conflict minerals” used in our products. In such event, we may also face difficulties in satisfying customers who may require that all of the components of our products be certified as conflict mineral free.

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

Risks Related to Our Common Stock

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

Risks Related to Indebtedness and Liquidity

Our credit facility could restrict our ability to operate our business and failure to comply with its terms could adversely affect our business; our obligations to repurchase products from third-party lenders to our distributors could adversely impact our future revenues and financial condition.

Our credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2020 and anticipate that we will continue to be in compliance during 2021. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

We also have certain obligations to repurchase our products repossessed by third-party lenders if our distributors should default in their obligations to those lenders. Such repurchases could result in reduced net revenue in future periods as we resell such products and, if we are unable to sell the products, could adversely impact our financial condition.

We cannot assure you that we will continue to declare dividends on our common stock.

Our board of directors approved a dividend policy in 2011 to consider and pay quarterly dividends on our common stock subject to our ability to satisfy all applicable statutory requirements and our continued financial strength. While we currently intend to pay a quarterly dividend on shares of our common stock, to the extent that we have sufficient funds available for such purpose, the declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, capital requirements, restrictions in financing agreements and such other factors as they may deem relevant from time to time.

General Risk Factors

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We operate four manufacturing facilities in the United States. The facilities are located in Ooltewah (Chattanooga), Tennessee; Hermitage, Pennsylvania; and two in Greeneville, Tennessee. The Ooltewah plant, containing approximately 309,000 square feet, produces light and heavy-duty wreckers; the Hermitage plant, containing approximately 279,000 square feet, produces car carriers; and the Greeneville plants, containing an aggregate of approximately 210,000 square feet, produces car carriers, heavy-duty wreckers and trailers. We opened our free-standing R&D facility in Chattanooga in 2019, containing an aggregate of approximately 34,000 square feet, where we are pursuing various innovations in our products and manufacturing processes.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.” As of February 26, 2021, there were approximately 407 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2020.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Machinery & Heavy Trucks Index over the period of time from December 31, 2015 through December 31, 2020. The respective returns assume reinvestment of dividends paid.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Miller Industries, Inc.	100	121	118	124	170	175
NYSE Composite Index	100	109	126	112	137	143
S&P Construction Machinery & Heavy Trucks Index	100	141	203	176	199	235

ITEM 6.    SELECTED FINANCIAL DATA

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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

Executive Overview

Miller Industries, Inc. is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with domestic manufacturing subsidiaries in Tennessee and Pennsylvania, and foreign manufacturing subsidiaries in France and the United Kingdom. We offer a broad range of equipment to meet our customers’ design, capacity and cost requirements under our Century®, Vulcan®, Challenger®, Holmes®, Champion®, Chevron™, Eagle®, Titan®, Jige™ and Boniface™ brand names. In this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the words “Miller Industries,” “the Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

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

All of our domestic facilities have undergone substantial expansion and modernization projects during the period 2016 to 2020, as we have invested over $97,000 on property, plant and equipment over this five-year period, including approximately $25,000 on our Pennsylvania consolidation and expansion project and approximately $29,000 on building and equipment improvements at our two Tennessee locations.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process.

Our industry is cyclical in nature. Until the onset of the COVID-19 pandemic, the overall demand for our products and resulting revenues in recent years have been positively affected by favorable economic conditions, such as lower fuel prices, and positive consumer sentiment in our industry. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by:

●	wavering levels of consumer confidence;
●	volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing, including floor plan financing, for our customers and towing operators;
●	significant periodic increases in fuel and insurance costs and their negative effect on the ability of our customers to purchase towing and related equipment; and
●	the overall effects of global, political, economic and health conditions.

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

As of December 31, 2020 and 2019, respectively, the Company owed $0 and $4,998 under its primary credit facility.

Recent Developments

In the first half of the first quarter of 2021, we experienced significant delays in deliveries to our distributors caused by changes we made to our legacy business processes during the implementation of our new enterprise software system as well as supply chain and weather related disruptions. The business process changes during the first half of the quarter had a significant impact on deliveries, particularly of higher margin products. Continued implementation of the software system is not expected to have this level of impact on our manufacturing processes, as they were due primarily to the initial data conversion and deployment of a newly created information framework. This framework is the foundation of our migration to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and artificial intelligence. As first mentioned in our third quarter 2019 Form 10-Q, this migration and upgrade will be done in three phases over three years and this implementation marks the successful completion of phase one of this long-term investment in our future. We expect to substantially improve our administrative efficiency and customer service levels as the full capabilities of our new software system are rolled out.

The supply chain disruptions we experienced were due primarily to continued impacts from COVID-19. In addition, extreme weather conditions across parts of the U.S and tightening availability of freight trucks caused delays in delivering products to our facilities as well as to our customers. These factors along with our new software system implementation caused substantial downward pressures on our revenues, margins and earnings during the first half of the first quarter of 2021. The business process improvements critical to developing our new software system are now essentially operational, allowing our delivery schedule to return to meeting current customer demand. The supply chain issues have been greatly reduced as of this filing but could recur. Based on our strong backlog and the current status of our process improvements, we believe we have the opportunity to substantially improve our operating results in 2021 beyond the first quarter.

Impact of COVID-19

The spread of the COVID-19 virus during the year ended December 31, 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. During the month of March 2020, we enacted limited shutdowns of all of our domestic facilities to make appropriate modifications to our operations because of COVID-19, which allowed us to continue to serve our customers, while taking precautions to provide a safe work environment for our employees and customers. Since that time and through the present, we have been rotating our workforce every four days, and have designated periods of non-production time for sanitation efforts, and have adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing, and have established and implemented work from home provisions where possible. As part of our ongoing safety measures, we temporarily suspend operations from time to time to clean and disinfect areas within our facilities. We enacted such limited suspensions from time to time at certain of our domestic facilities during 2020. Our international operations have also been affected by various comparable requirements of governmental agencies and safety related operational adjustments. These safety modifications continue to have an adverse impact on our plant productivity, although the impact has been less severe as we have become more accustomed to working under them. We are unable to predict when we may be able to safely relax these new operating measures that were adopted as a result of the COVID-19 pandemic.

In March 2020, we drew $25,000 on our existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met during the heightened uncertainty resulting from the COVID-19 pandemic. However, during the year we repaid the balance in full, as our cash position was stronger than anticipated. At December 31, 2020, we had cash and cash equivalents of $57,521, which were substantially unchanged at February 26, 2021. Although our cash position is strong, we continue to consider other steps that could be implemented to conserve liquidity in these uncertain times, including possible delays of certain capital expenditures. We have not taken any loans or grants under the Coronavirus Aid, Relief, and Economic Security Act, also referred to as the CARES Act, or other governmental programs, and have no plans to do so.

While we have experienced no material disruptions in our supply of parts, components and materials due to the COVID-19 pandemic, we have had material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities during the second and third quarters of 2020. During the second quarter, most of these facilities were operating at a reduced capacity, but returned to operating at levels sufficient to meet our requirements by the end of the third quarter. We also have experienced reductions in orders for our products since the beginning of the pandemic, although demand has steadily improved since the second quarter. This depressed demand along with the decreases in deliveries of chassis caused us to temporarily shut our domestic plants in Pennsylvania and Greeneville, Tennessee for several weeks at the end of the second quarter and for the first few weeks of the third quarter. Our international plants also were adversely impacted and experienced shutdowns during the second quarter. While all of our plants have now reopened, the possibility of new shutdowns of one or more of our facilities due to the COVID-19 pandemic remains. This decrease in our production levels, coupled with our health and safety-related adjustments to operations, materially negatively impacted our revenues during the year, but also served to strengthen our current backlog of orders. Our revenues recovered substantially from the second quarter levels. However, the impacts of chassis delivery curtailments and the somewhat softened demand from towing equipment operators are still uncertain, and we are continuing to monitor these factors to determine how they might impact our future production.

The impact of the COVID-19 pandemic continues to unfold and certain states and localities continue to experience surges in COVID-19 cases from time to time. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, including as a result of the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, the demand for new equipment from towing equipment operators, and the resumption of widespread economic activity. We are continuing to monitor orders from our customers for COVID-19 pandemic related changes. While we know that COVID-19 related changes to our operating processes have and will continue to impact our production levels for so long as they are in place, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the continuing COVID-19 pandemic on our future operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

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

While we manufacture only the bodies of wreckers and car carriers, which are installed on truck chassis manufactured by third parties, we frequently purchase truck chassis for resale to our customers. Sales of company-purchased truck chassis are included in net sales. Margin percentages are substantially lower on completed recovery vehicles containing company-purchased chassis.

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

	2020	2019	2018
Net Sales	100.0%	100.0%	100.0%
Costs of operations	88.0%	88.2%	88.3%
Gross Profit	12.0%	11.8%	11.7%
Operating Expenses:
Selling, general and administrative	6.1%	5.3%	5.6%
Non-operating (income) expenses
Interest expense, net	0.2%	0.3%	0.3%
Other (income) expense, net	(0.1)%	—%	(0.1)%
Total expenses, net	6.2%	5.6%	5.8%
Income before income taxes	5.8%	6.2%	5.9%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net sales were $651,286 for the year ended December 31, 2020, compared to $818,166 for the year ended December 31, 2019, a decrease of 20.4%. The decrease in our revenue stream was largely attributable to chassis supply chain issues, shutdown periods due to soft demand, and health and safety-related adjustments to operations, all attributable to impacts of the COVID-19 pandemic. Net domestic sales decreased during the period from $697,002 to $556,540, and net foreign sales decreased from $121,164 to $94,746 during the same period. Net sales in the fourth quarter were $178,337, which reflected continued recovery from the pandemic impacted level of $128,529 in the second quarter of the year.

Costs of operations decreased 20.6% to $572,928 for the year ended December 31, 2020 from $721,678 for the year ended December 31, 2019. Overall, costs of operations as a percentage of net sales decreased from 88.2% for the year ended December 31, 2019 to 88.0% for the year ended December 31, 2020, primarily due to differences in product mix.

Selling, general and administrative expenses for the year ended December 31, 2020 decreased to $39,714 from $43,394 for the year ended December 31, 2019, primarily due to decreases in travel related expenses and other professional fees. As a percentage of net sales, selling, general and administrative expenses increased to 6.1% for 2020 from 5.3% for 2019, primarily due to fixed period costs relative to reduced sales levels.

Interest expense, net decreased to $1,215 for the year ended December 31, 2020 from $2,378 for the year ended December 31, 2019. Decreases in interest expense, net were primarily due to decreases in interest on distributor floor plan activity, decreases in interest on the credit facility, and decreases in interest to chassis suppliers.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. The Company experienced a net foreign currency exchange gain of $685 for 2020 compared to a net exchange loss of $274 for 2019.

The provision for income taxes for the years ended December 31, 2020 and 2019 reflects a combined federal, state and foreign tax rate of 21.7% and 22.4%, respectively, which corresponds to a tax provision of $8,267 for 2020 as compared to $11,274 for 2019. Our tax rate in 2020 compares favorably to 2019 primarily due to increases in R&D tax credit estimates for 2020. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

During the fourth quarter of 2020, despite the unique challenges of the continuing COVID-19 pandemic, the Company experienced strengthening demand and increased operations at its domestic production facilities in comparison to the prior two quarters due to a steadying supply chain, more normalized operations and the absence of domestic shutdowns, which led to improved revenues during the period. In addition, the Company continued to experience reduced selling, general and administrative costs due to reduced travel and accrued expense adjustments for cancelled trade shows and various other marketing events.  For these reasons, net income for the fourth quarter substantially exceeded that from the previous three quarters of the year.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For a comparison of the 2019 to 2018 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” of our Annual Report on Form 10-K filed on March 4, 2020 for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

Cash provided by operating activities during 2020 was $60,709, compared to $35,132 provided during 2019. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. Our decreased revenue stream during the 2020 caused less cash to be used for purposes of new production while receivables from higher sales levels of the prior year continued to flow in, resulting in substantially greater cash provided by operating activities during the year. During 2020, we have largely used available cash flow from operations to pay for capital expenditures, to pay dividends and to repay the debt balance under our credit facility. Cash from operations in 2019 was favorably impacted by increases in revenue growth resulting from our incremental increases in production capacities and favorable changes in inventory levels.

Cash used in investing activities during 2020 was $17,224, compared to $17,063 used during 2019. The cash used in investing activities for 2020 and 2019 was primarily for the purchase of property, plant and equipment, including a significant equipment upgrade project at our Greeneville, Tennessee location.

Cash used in financing activities during 2020 was $13,631, compared to $18,597 used during 2019. The cash used in financing activities in 2020 was primarily attributable to dividend payments of $8,212, net payments on the credit facility of $4,998, net payments on our French subsidiary’s loan of $400, and an immaterial amount of payments on finance lease obligations. The cash used in financing activities in 2019 was primarily attributable to net payments on the credit facility of $10,002, dividend payments of $8,208, net payments on our French subsidiary’s loan of $367, and an immaterial amount of payments on finance lease obligations.

As of December 31, 2020, we had cash and cash equivalents of $57,521. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At December 31, 2020, we had commitments of approximately $7,068 for the acquisition of property and equipment, which includes $1,736 on a fabrication equipment upgrade project at our Greeneville, Tennessee location. As of December 31, 2020, we also had commitments of $5,266 in software license fees. We expect our primary sources of cash to be cash flow from operations and cash and cash equivalents on hand at December 31, 2020, with borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2021 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2020 and 2019, $22,787 and $18,103, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries based in the local currency. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

During 2019, in addition to investments in manufacturing equipment technology, the Company purchased a facility in Chattanooga to be used in research and development and various other activities. During 2020, the Company took advantage of temporary shutdown periods and engaged in a project to significantly upgrade fabrication equipment at its Greeneville, Tennessee location.

For a discussion of the 2019 reporting period, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” of our Annual Report on Form 10-K filed on March 4, 2020 for the fiscal year ended December 31, 2019.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2020.

	Payment Due By Period (in thousands)
		Less than			More than
Contractual Obligations (1)(2)	Total	1 year	1-3 years	3-5 years	5 years
Operating and Finance Lease Obligations	$1,613	$428	$660	$446	$79
Purchase Obligations (2)	34,316	34,316	—	—	—
Revolving Credit Facility	—	—	—	—	—
Other Long-term Obligations	—	—	—	—	—
Software License Fees	5,266	2,008	2,172	1,086	—
Capital Projects (3)	7,068	7,068	—	—	—
Total	$48,263	$43,820	$2,832	$1,532	$79
(1)	Amounts do not include potential contingent obligations of $56,822 under repurchase commitments with third-party lenders in the event of independent distributor customer default.
(2)	Purchase obligations represent open purchase orders for raw materials and other components issued in the normal course of business.
(3)	Represents commitments to various capital projects and equipment acquisitions.

Credit Facility and Other Obligations

Credit Facility

On December 21, 2020, we amended and restated our loan agreement with First Horizon Bank (formerly known as First Tennessee Bank National Association), which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date from May 31, 2022 to May 31, 2027 and make certain other conforming changes, (ii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $160,000 to $190,000 (the Company’s tangible net worth at December 31, 2020 was approximately $271,000), and (iii) allow for the sale and leaseback of certain equipment. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2019 and 2020. In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

Outstanding Borrowings

As of December 31, 2020, the Company had no borrowings outstanding under the credit facility. The Company continued to collect on accounts receivable while less cash was used on working capital expenditures during the period of lower demand resulting from the COVID-19 pandemic, thus increasing cash available for payments on the credit facility. As of December 31, 2019, the Company owed $4,998 under the credit facility.

Our French subsidiary, Jige International S.A., had an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan which matured at September 30, 2020. At December 31, 2019, the Company had $368 in outstanding borrowings under the loan agreement, all of which was classified as short-term obligations on the consolidated balance sheets.

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 1.14% at December 31, 2020. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2020.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $1,575 in non-cancellable operating lease obligations and $38 in non-cancellable finance lease obligations at December 31, 2020.  Leases with original contractual terms less than one year were excluded from non-cancellable lease obligations.

We are in the process of implementing an enterprise software solution which we expect to substantially improve our administrative efficiency and customer service levels.  We have $5,266 in remaining contractual payments under our agreement with the software provider, which extends through 2025.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 1.14% at December 31, 2020. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2020.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2020, 2019, and 2018 the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange gain of $685, loss of $274, and loss of $97, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During 2020, we recognized a $2,714 increase in our foreign currency translation adjustment account because of the weakening of the U.S. dollar against certain foreign currencies, primarily the euro, compared to a decrease of $693 during 2019 and a decrease of $965 during 2018.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2020, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which appears herein.

March 3, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited Miller Industries, Inc.’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15, of the Company and our report dated March 3, 2021, expressed an unqualified opinion.

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
March 3, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act (if there are any applicable delinquencies to report), and our code of ethics applicable to our chief executive, financial and accounting officers, which information is incorporated by reference herein. Information relating to our executive officers is included in Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, will contain our compensation committee report, information relating to director and executive officer compensation and information relating to compensation committee interlocks and insider participation, each of which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, will contain information relating to security ownership of certain beneficial owners and management, which information is incorporated by reference herein.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, will contain information relating to the fees charged and services provided by Elliott Davis, LLC, our principal accountants, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	April 22, 2002	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	—	Form 10-K	March 6, 2019	3.2

4.1	Description of the Registrant’s Securities	—	Form 10-K	March 4, 2020	4.1

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Indemnification Agreement by and between the Registrant and each of Theodore H. Ashford, III, Jeffrey I. Badgley, A. Russell	—	Form 10-Q	September 14, 1998	10

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
Chandler, III, Frank Madonia, William G. Miller, William G. Miller, II, Josias W. Reyneke, Leigh Walton, Deborah L. Whitmire, and Richard H. Roberts **

10.3	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.4	2013 Non-Employee Director Stock Plan**	—	Schedule 14A	April 22, 2013	Annex A

10.5	Amendment No. 1 to Miller Industries, Inc. 2013 Non-Employee Director Stock Plan**	—	Form 8-K	March 15, 2017	10.1

10.6	Miller Industries, Inc. 2016 Stock Incentive Plan **	—	Schedule 14A	April 19, 2017	Appendix A

10.7	Amended and Restated Loan Agreement, dated as of December 21, 2020, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Horizon Bank	—	Form 8-K	December 23, 2020	10.1

10.8	Amended and Restated Master Revolving Credit Note dated as of December 21, 2020 issued by the Registrant to First Horizon Bank	—	Form 8-K	December 23, 2020	10.2

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL
*	Filed herewith.
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

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company operates in many different geographic locations, including several foreign, state and local tax jurisdictions. Establishing its deferred income tax assets and liabilities and its provision for income taxes requires management to make assumptions and judgments regarding the application of complex tax laws and regulations as well as projected future operating results, eligible carry forward periods, and tax planning opportunities. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which management expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Management also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The Company recorded a provision for income taxes of $8.3 million for the year ended December 31, 2020 and net deferred income tax liabilities of $4.1 million as of December 31, 2020. As of December 31, 2020, management has determined that it is more likely than not that all of the Company’s deferred tax assets are realizable against expected future taxable income.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment and estimation by management when assessing current enacted tax laws and published tax guidance as it relates to determining the provision for income taxes as well as in assessing the realizability of its deferred income tax assets, specifically related to evaluating positive and negative evidence regarding past and future events, including operating results. This resulted in significant audit effort, judgment, and subjectivity in performing procedures and evaluating audit evidence relating to income taxes. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the application of current enacted tax laws and published tax guidance and their impact to the current year provision, the establishment of deferred tax assets and liabilities, and the evaluation of the realizability of deferred tax assets. These procedures included (i) testing the provision for income taxes and the application of current enacted tax laws and published tax guidance, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences, (ii) testing the underlying data used in establishing and measuring deferred tax assets and liabilities, and (iii) evaluating management’s assessment of the realizability of deferred tax assets by evaluating factors used in management’s assessment of positive and negative evidence regarding past and future events, including operating results and the related expected utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in the evaluation of the calculations, including application of relevant tax laws and published tax guidance.

We have served as the Company’s auditor since 2003.

/s/ Elliott Davis, LLC

Chattanooga, Tennessee
March 3, 2021

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In thousands, except share data)

	2020	2019

ASSETS
CURRENT ASSETS:
Cash and temporary investments	$57,521	$26,072
Accounts receivable, net of allowance for doubtful accounts of $1,295 and $1,106 at December 31, 2020 and December 31, 2019, respectively	141,642	168,619
Inventories, net	83,939	87,965
Prepaid expenses	3,167	4,796
Total current assets	286,269	287,452
NONCURRENT ASSETS:
Property, plant and equipment, net	98,620	90,735
Right-of-use assets - operating leases	1,468	1,640
Goodwill	11,619	11,619
Other assets	434	521
TOTAL ASSETS	$398,410	$391,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,534	$95,750
Accrued liabilities	24,773	27,813
Current portion of operating lease obligation	354	330
Current portion of finance lease obligation	21	21
Short-term obligations	—	368
Total current liabilities	110,682	124,282
NONCURRENT LIABILITIES
Long-term obligations	—	4,998
Noncurrent portion of operating lease obligation	1,116	1,307
Noncurrent portion of finance lease obligation	15	37
Deferred income tax liabilities	4,144	3,416
Total liabilities	115,957	134,040

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,405,468 and 11,400,102, outstanding at December 31, 2020 and December 31, 2019, respectively	114	114
Additional paid-in capital	151,249	151,055
Accumulated surplus	133,879	112,261
Accumulated other comprehensive loss	(2,789)	(5,503)
Total shareholders’ equity	282,453	257,927
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$398,410	$391,967

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands, except per share data)

	2020	2019	2018

NET SALES	$651,286	$818,166	$711,706
COSTS OF OPERATIONS	572,928	721,678	628,370
GROSS PROFIT	78,358	96,488	83,336

OPERATING EXPENSES:
Selling, general and administrative expenses	39,714	43,394	39,542

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	1,215	2,378	1,878
Other (income) expense, net	(668)	331	253
Total expense, net	40,261	46,103	41,673

INCOME BEFORE INCOME TAXES	38,097	50,385	41,663
INCOME TAX PROVISION	8,267	11,274	7,917
NET INCOME	$29,830	$39,111	$33,746

BASIC INCOME PER COMMON SHARE	$2.62	$3.43	$2.96
DILUTED INCOME PER COMMON SHARE	$2.62	$3.43	$2.96

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.72	$0.72

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,405	11,400	11,388
Diluted	11,405	11,400	11,393

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)

	2020	2019	2018
NET INCOME	$29,830	$39,111	$33,746

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	2,714	(693)	(965)
Total other comprehensive loss	2,714	(693)	(965)

COMPREHENSIVE INCOME	$32,544	$38,418	$32,781

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, January 1, 2018	$114	$150,699	$55,256	$(3,293)	$202,776
Prior period accounting reclassification	—	—	552	(552)	—
Components of comprehensive income:
Net income	—	—	33,746	—	33,746
Foreign currency translation adjustments	—	—	—	(965)	(965)
Total comprehensive income	—	—	34,298	(1,517)	32,781
Issuance of common stock to non-employee directors (5,814)	—	150	—	—	150
Exercise of stock options (10,250)	—	56	—	—	56
Dividends paid, $0.72 per share	—	—	(8,200)	—	(8,200)
BALANCE, December 31, 2018	114	150,905	81,354	(4,810)	227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	—	—	39,111	—	39,111
Foreign currency translation adjustments	—	—	—	(693)	(693)
Total comprehensive income	—	—	39,111	(693)	38,418
Issuance of common stock to non-employee directors (5,556)	—	150	—	—	150
Dividends paid, $0.72 per share	—	—	(8,208)	—	(8,208)
BALANCE, December 31, 2019	114	151,055	112,261	(5,503)	257,927
Components of comprehensive income:
Net income	—	—	29,830	—	29,830
Foreign currency translation adjustments	—	—	—	2,714	2,714
Total comprehensive income	—	—	29,830	2,714	32,544
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.72 per share	—	—	(8,212)	—	(8,212)
BALANCE, December 31, 2020	$114	$151,249	$133,879	$(2,789)	$282,453

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)

	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$29,830	$39,111	$33,746
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,598	9,127	7,745
(Gain) loss on disposal of property, plant and equipment	17	(21)	156
Provision for doubtful accounts	195	15	214
Issuance of non-employee director shares	194	150	150
Deferred tax provision	752	1,708	568
Changes in operating assets and liabilities:
Accounts receivable	27,375	(19,605)	(19,353)
Inventories	5,466	5,453	(23,865)
Prepaid expenses	1,652	(1,529)	989
Other assets	321	609	60
Accounts payable	(10,881)	(2,165)	19,425
Accrued liabilities	(3,810)	2,279	2,062
Net cash flows from operating activities	60,709	35,132	21,897
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,500)	(17,391)	(13,342)
Proceeds from sale of property, plant and equipment	276	328	141
Net cash flows from investing activities	(17,224)	(17,063)	(13,201)
FINANCING ACTIVITIES:
Net proceeds (payments) under credit facility	(4,998)	(10,002)	5,000
Payments of cash dividends	(8,212)	(8,208)	(8,200)
Net proceeds (payments) on other long-term obligations	(400)	(367)	56
Finance lease obligation payments	(21)	(20)	—
Proceeds from exercise of stock options	—	—	179
Net cash flows from financing activities	(13,631)	(18,597)	(2,965)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,595	(437)	(589)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	31,449	(965)	5,142
CASH AND TEMPORARY INVESTMENTS, beginning of period	26,072	27,037	21,895
CASH AND TEMPORARY INVESTMENTS, end of period	$57,521	$26,072	$27,037
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$2,052	$3,249	$2,437
Cash payments for income taxes, net of refunds	$6,721	$10,067	$7,457

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

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Chassis	$6,859	$6,561
Raw materials	36,161	39,444
Work in process	16,282	16,520
Finished goods	24,637	25,440
	$83,939	$87,965

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

Property, plant and equipment at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Land and improvements	$13,960	$13,953
Buildings and improvements	83,320	73,121
Machinery and equipment	53,787	50,235
Furniture and fixtures	11,163	9,172
Software costs	6,327	6,033
	168,557	152,514
Less accumulated depreciation	(69,937)	(61,779)
	$98,620	$90,735

The Company recognized $9,598, $9,127 and $7,745, in depreciation and amortization expense in 2020, 2019 and 2018, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Diluted income per common share takes into consideration the assumed exercise of outstanding stock options resulting in approximately 5,000 potential dilutive common shares in the year ended December 31, 2018. The Company had no outstanding stock options and no potential dilutive common shares for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018 none of the outstanding stock options would have been anti-dilutive.

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

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Accrued wages, commissions, bonuses and benefits	$10,510	$12,382
Accrued products warranty	3,373	3,859
Accrued taxes	2,164	2,079
Other	8,726	9,493
	$24,773	$27,813

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

Stock-Based Compensation

Stock compensation expense was  $194, $150, and $150 for the years ended December 31, 2020, 2019 and 2018, respectively.

No options were granted during 2020, 2019, or 2018. The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 1.71%; and expected life of four years. Using these assumptions, the fair value of options granted in 2008 was $1,596, which was amortized as compensation expense over the vesting period.

The Company issued 10,250 shares of common stock during 2018 from the exercise of stock options. The Company issued no shares from the exercise of stock options during the years ended December 31, 2020 and 2019.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2020, 2019 and 2018, was $2,915, $2,483 and $3,793, respectively.

The table below provides a summary of the warranty liability for December 31, 2020 and 2019:

	2020	2019
Accrual at beginning of the year	$3,859	$3,752
Provision	2,915	2,483
Settlement and Other	(3,401)	(2,376)
Accrual at end of year	$3,373	$3,859

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. There were no customers with a trade account receivable balance greater than 10% at December 31, 2020 or 2019.

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $4,718, $3,702 and $3,127 for 2020, 2019 and 2018, respectively.

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

3.LONG-TERM OBLIGATIONS

Long-Term Obligations

On December 21, 2020, we amended and restated our loan agreement with First Horizon Bank, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2027 and make certain other conforming changes, (ii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $160,000 to $190,000 (the Company’s tangible net worth at December 31, 2020 was approximately $271,000), and (iii) allow for the sale and leaseback of certain equipment. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2019 and 2020. In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly. Interest expense on the credit facility was $235, $684, and $512 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company had no outstanding borrowings under the credit facility at December 31, 2020 and $4,998 in outstanding borrowings under the credit facility at December 31, 2019.

Our French subsidiary, Jige International S.A., had an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan which matured at September 30, 2020. At December 31, 2019, the Company had $368 in outstanding borrowings under the loan agreement, all of which was classified as short-term obligations on the consolidated balance sheets. These borrowings were used primarily for the purchase of land and routine repairs to the operating facilities in France.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio (for a rate of interest of 1.14% at December 31, 2020). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2020.

4.STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. At the Annual Meeting of Shareholders of the Company held on May 26, 2017, the Company’s shareholders voted to approve the Miller Industries, Inc. 2016 Stock Incentive Plan, pursuant to which 800,000 shares of common stock are available for issuance pursuant to awards granted under the plan. No awards may be granted under the Company’s 2016 Stock Incentive Plan on or after August 1, 2026. Shares available for granting options at each of the years ended December 31, 2020, 2019 and 2018 were 800,000.

No options were granted during the years ended December 31, 2020 and 2019. A summary of the activity of stock options for the year ended December 31, 2018 is presented below (shares in thousands):

	2018
		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at Beginning of Period	11	$5.49
Granted	—	—
Exercised	(10)	5.49
Forfeited and cancelled	(1)	5
Outstanding at End of Period	—	$—
Options exercisable at year end	—	$—

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at December 31, 2020 and December 31, 2019.

	2020	2019
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(42)	(21)
Finance lease right-of-use assets, net	$36	$57

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2021	$405	$23
2022	360	15
2023	285	—
2024	229	—
2025	217	—
Thereafter	79	—
Total lease payments	1,575	38
Less Imputed Interest	(105)	(2)
Lease obligation at December 31, 2020	$1,470	$36

The lease cost and certain other information during the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$21	$21
Interest on lease obligation	2	2
Total finance lease cost	23	23
Total operating lease cost	399	585
Short-term lease cost	558	1,231
Total lease cost	$980	$1,839

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$397	$582
Financing cash flows from finance leases	21	20

Right-of-use assets obtained in exchange for new finance lease obligations	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	123	265

The weighted average remaining lease term for operating leases and finance leases at December 31, 2020 was 4.6 years and 1.9 years, respectively.  The weighted average discount rate for operating leases and finance leases at December 31, 2020 was 3.2% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the year ended December 31, 2020, 2019, and 2018 of $211, $223, and $219, respectively.  The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the year ended December 31, 2020, 2019, and 2018 of $114, $109, and $116, respectively.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $56,822 and $73,958 at December 31, 2020 and 2019, respectively, as distributors decreased activity of floor plan financing. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at December 31, 2020 or 2019. No repurchases of products were required during 2020 or 2019.

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

Income before income taxes includes the following components:

	2020	2019	2018
United States	$31,183	$41,220	$34,220
Foreign	6,914	9,165	7,443
Total	$38,097	$50,385	$41,663

The provision for income taxes on income consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Current:
Federal	$5,099	$6,422	$5,480
Federal – Deemed Repatriation	—	—	(477)
State	96	53	(380)
Foreign	2,344	3,083	2,719
	7,539	9,558	7,342
Deferred:
Federal	734	1,599	571
State	9	17	(55)
Foreign	(15)	100	59
	728	1,716	575
	$8,267	$11,274	$7,917

The principal differences between the federal statutory tax rate and the income tax expense during the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.2%	0.1%	(0.8)%
Excess of foreign tax over US tax on foreign income	2.3%	2.5%	2.9%
Deemed repatriation tax	—%	—%	(1.1)%
Domestic tax deductions and credits	(1.0)%	(0.4)%	(0.4)%
Foreign Derived Intangible Income deduction	(0.8)%	(1.1)%	(1.3)%
Other	—%	0.3%	(1.3)%
Effective tax rate	21.7%	22.4%	19.0%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$250	$212
Accruals and reserves	1,768	1,902
Other	218	399
Total deferred tax assets	2,236	2,513
Deferred tax liabilities:
Property, plant, and equipment	6,375	5,926
Other	5	3
Total deferred tax liabilities	6,380	5,929
Valuation Allowance	—	—
Net deferred tax asset/(liability)	$(4,144)	$(3,416)

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

As of December 31, 2020 and 2019, the Company had no federal net operating loss carryforwards, and no significant state net operating loss carryforwards.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. At December 31, 2020 and 2019, the Company reported no unrecongnized tax benefits in the consolidated balance sheets and no activity relating to unrecognized tax positions were recognized in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2017 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2017.

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

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2020, 2019 and 2018 were as follows:

			Dividend
Payment	Record Date	Payment Date	(per share)	Amount

Q1 2018	March 19, 2018	March 26, 2018	$0.18	$2,049
Q2 2018	June 11, 2018	June 18, 2018	0.18	2,049
Q3 2018	September 10, 2018	September 17, 2018	0.18	2,051
Q4 2018	December 3, 2018	December 10, 2018	0.18	2,051
Total for 2018			$0.72	$8,200

Q1 2019	March 18, 2019	March 25, 2019	$0.18	$2,052
Q2 2019	June 10, 2019	June 17, 2019	0.18	2,051
Q3 2019	September 9, 2019	September 16, 2019	0.18	2,053
Q4 2019	December 9, 2019	December 16, 2019	0.18	2,052
Total for 2019			$0.72	$8,208

Q1 2020	March 16, 2020	March 23, 2020	$0.18	$2,053
Q2 2020	June 8, 2020	June 15, 2020	0.18	2,053
Q3 2020	September 7, 2020	September 14, 2020	0.18	2,053
Q4 2020	December 7, 2020	December 14, 2020	0.18	2,053
Total for 2020			$0.72	$8,212

8.EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2020, 2019 and 2018, the Company matched 50%of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $1,021, $1,030 and $917 in 2020, 2019 and 2018, respectively.

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

	2020		2019		2018
		Long-		Long-		Long-
		Lived		Lived		Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
North America	$556,540	$106,323	$697,002	$97,650	$574,806	$90,036

Foreign	94,746	5,384	121,164	6,344	136,900	4,433

	$651,286	$111,707	$818,166	$103,994	$711,706	$94,469

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of December 31, 2020 and December 31, 2019, contract liability balances were $272 and $324, respectively, and are included in accrued liabilities on the accompanying consolidated balance sheets. During the years ended December 31, 2020, 2019, and 2018, the Company increased contract liabilities by $0, $310, and $1,391, respectively. However, during the years ended December 31, 2020, 2019, and 2018, respectively, the Company settled $52, $361 and $1,214 of this liability with a contract credit in lieu of satisfaction of these obligations. The Company did not have any contract assets at December 31, 2020 or 2019. Terms on account receivables vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the years ended December 31, 2020, 2019, or 2018.

10.CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2020, 2019 and 2018.

11.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019:

						Cash
				Basic	Diluted	Dividends
		Operating	Net	Income	Income Per	Declared
	Net Sales	Income	Income	Per Share	Share	Per Share

2020
First Quarter	$176,054	$7,564	$5,431	$0.48	$0.48	$0.18
Second Quarter	128,529	7,660	5,826	0.51	0.51	0.18
Third Quarter	168,366	8,612	6,553	0.57	0.57	0.18
Fourth Quarter	178,337	14,808	12,020	1.05	1.05	0.18

2019
First Quarter	$197,213	$12,382	$8,660	$0.76	$0.76	$0.18
Second Quarter	222,346	14,245	10,683	0.94	0.94	0.18
Third Quarter	195,467	11,293	8,076	0.71	0.71	0.18
Fourth Quarter	203,140	15,174	11,692	1.03	1.03	0.18

12.SUBSEQUENT EVENTS

On March 1, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable March 22, 2021 to shareholders of record as of March 15, 2021.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at		Accounts	Balance at
	Beginning	Charged to	Written	End of
	of Period	Expense	Off	Period

Year Ended December 31, 2018
Deduction from asset accounts:
Allowance for doubtful accounts	$1,038	214	(140)	$1,112

Year Ended December 31, 2019
Deduction from asset accounts:
Allowance for doubtful accounts	$1,112	15	(21)	$1,106

Year Ended December 31, 2020
Deduction from asset accounts:
Allowance for doubtful accounts	$1,106	195	(6)	$1,295

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 3rd day of March, 2021.

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