Form 10-Q
period 2021-03-31
MILLER INDUSTRIES INC /TN/
filed 2021-05-05
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2021 was 11,410,728.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	the overall impact of the COVID-19 pandemic on the Company’s revenues, results of operations and financial condition;
●	the duration and severity of the COVID-19 pandemic, including actions that may be taken by government authorities and others to address or otherwise mitigate the impact of the COVID-19 pandemic;
●	the cyclical nature of our industry and changes in consumer confidence; economic and market conditions, including the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees;
●	our dependence upon outside suppliers for our raw materials, including aluminum, steel and petroleum-related products as well as other purchased component parts;
●	changes in price and availability (including as a result of the increased demand due to improving economic conditions, the impact of the COVID-19 pandemic and the imposition of additional tariffs) of aluminum, steel, petroleum-related products and other purchased component parts;
●	delays in receiving supplies of such materials or parts, including as a result of the impact of the COVID-19 pandemic;
●	our customers’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes in recent years, prior to the COVID-19 pandemic;
●	various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	our ability to secure new government orders;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	problems hiring or retaining skilled labor;

●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which discussion is incorporated herein by this reference.

Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2021	December 31,
	(Unaudited)	2020
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$56,199	$57,521
Accounts receivable, net of allowance for doubtful accounts of $1,348 and $1,295 at March 31, 2021 and December 31, 2020, respectively	167,694	141,642
Inventories, net	84,940	83,939
Prepaid expenses	6,552	3,167
Total current assets	315,385	286,269
NONCURRENT ASSETS:
Property, plant and equipment, net	98,734	98,620
Right-of-use assets - operating leases	1,431	1,468
Goodwill	11,619	11,619
Other assets	491	434
TOTAL ASSETS	$427,660	$398,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113,351	$85,534
Accrued liabilities	24,166	24,773
Current portion of operating lease obligation	371	354
Current portion of finance lease obligation	22	21
Total current liabilities	137,910	110,682
NONCURRENT LIABILITIES
Noncurrent portion of operating lease obligation	1,061	1,116
Noncurrent portion of finance lease obligation	9	15
Deferred income tax liabilities	4,143	4,144
Total liabilities	143,123	115,957

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,410,728 and 11,405,468, outstanding at March 31, 2021 and December 31, 2020, respectively	114	114
Additional paid-in capital	151,449	151,249
Accumulated surplus	135,003	133,879
Accumulated other comprehensive loss	(2,029)	(2,789)
Total shareholders’ equity	284,537	282,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$427,660	$398,410

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2021	2020

NET SALES	$169,912	$176,054
COSTS OF OPERATIONS	154,081	157,516
GROSS PROFIT	15,831	18,538

OPERATING EXPENSES:
Selling, general and administrative expenses	11,051	10,974

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	275	359
Other expense, net	276	91
Total expense, net	11,602	11,424

INCOME BEFORE INCOME TAXES	4,229	7,114
INCOME TAX PROVISION	1,051	1,683
NET INCOME	$3,178	$5,431

BASIC INCOME PER COMMON SHARE	$0.28	$0.48

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,410	11,405

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2021	2020
NET INCOME	$3,178	$5,431

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	760	(72)
Total other comprehensive loss	760	(72)

COMPREHENSIVE INCOME	$3,938	$5,359

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2019	$114	$151,055	$112,261	$(5,503)	$257,927
Components of comprehensive income:
Net income	—	—	5,431	—	5,431
Foreign currency translation adjustments	—	—	—	(72)	(72)
Total comprehensive income	—	—	5,431	(72)	5,359
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, March 31, 2020	$114	$151,249	$115,639	$(5,575)	$261,427

BALANCE, December 31, 2020	$114	$151,249	$133,879	$(2,789)	$282,453
Components of comprehensive income:
Net income	—	—	3,178	—	3,178
Foreign currency translation adjustments	—	—	—	760	760
Total comprehensive income	—	—	3,178	760	3,938
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, March 31, 2021	$114	$151,449	$135,003	$(2,029)	$284,537

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2021	2020
OPERATING ACTIVITIES:
Net income	$3,178	$5,431
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,440	2,253
Loss on disposal of property, plant and equipment	5	7
Provision for doubtful accounts	51	50
Issuance of non-employee director shares	200	194
Deferred tax provision	(3)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(25,812)	(342)
Inventories	(568)	(4,724)
Prepaid expenses	(3,377)	(2,925)
Other assets	37	227
Accounts payable	27,557	1,486
Accrued liabilities	(861)	(3,479)
Net cash flows from operating activities	2,847	(1,852)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,489)	(3,526)
Proceeds from sale of property, plant and equipment	—	10
Net cash flows from investing activities	(2,489)	(3,516)
FINANCING ACTIVITIES:
Net proceeds under credit facility	—	25,000
Payments of cash dividends	(2,054)	(2,053)
Net payments on other long-term obligations	—	(92)
Finance lease obligation payments	(5)	(5)
Net cash flows from financing activities	(2,059)	22,850
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	379	(460)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(1,322)	17,022
CASH AND TEMPORARY INVESTMENTS, beginning of period	57,521	26,072
CASH AND TEMPORARY INVESTMENTS, end of period	$56,199	$43,094
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$280	$594
Cash payments for income taxes, net of refunds	$604	$739

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

2.          RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

During the first quarter of 2021, the Company adopted Accounting Standards Updated (“ASU”) 2019-12 Income Taxes (Topic 740), which among other things requires the Company to recognize franchise tax that is partially based on income as an income-based tax. The Company applied the amendments in the update on a modified retrospective basis, which did not have a material impact on the Company’s consolidated financial statements or related disclosures.

3.          BASIC INCOME PER SHARE

The Company has a simple capital structure consisting of common stock and preferred stock, with only shares of common stock outstanding. The Company had no stock options or any other dilutive instruments outstanding for the three months ended March 31, 2021 or 2020. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

4.          REVENUE

Substantially all of our revenue is generated from sales of towing and recovery equipment. As such, disaggregation of revenue by product line would not provide useful information because all product lines have substantially similar characteristics. However, revenue streams are tracked by the geographic location of customers. This disaggregated information is presented in the table below.

	For the Three Months Ended
	March 31,
	2021	2020
Net Sales:
North America	$146,687	$143,856
Foreign	23,225	32,198
	$169,912	$176,054

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of March 31, 2021 and December 31, 2020, contract liability balances were each $272, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three months ended March 31, 2021 or during three months ended March 31, 2020. The Company did not have any contract assets at March 31, 2021 or December 31, 2020. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the three months ended March 31, 2021 and 2020.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. No one customer made up greater than 10% of total company sales. There were also no customers with a trade account receivable greater than 10% of total accounts receivable at March 31, 2021 or December 31, 2020.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2021 and December 31, 2020 consisted of the following:

	2021	2020
Chassis	$5,767	$6,859
Raw materials	38,298	36,161
Work in process	27,167	16,282
Finished goods	13,708	24,637
	$84,940	$83,939

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2020 and during the first quarter of 2021, and it is anticipated that the Company will continue to be in compliance during the remainder of 2021.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2021 and December 31, 2020, the Company had $0 in outstanding borrowings under the credit facility. In March 2020, the Company drew $25,000 on its existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met due to operational disruptions resulting from the COVID-19 pandemic. However, during the second and third quarters of 2020, the Company repaid the balance in full, as its cash position was stronger than anticipated. At March 31, 2021, the Company had cash and temporary investments of $56,199.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets and had the following values at March 31, 2021 and December 31, 2020.

	2021	2020
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(48)	(42)
Finance lease right-of-use assets, net	$30	$36

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2021	$315	$17
2022	360	15
2023	285	—
2024	229	—
2025	217	—
Thereafter	79	—
Total lease payments	1,485	32
Less Imputed Interest	(53)	(1)
Lease obligation at March 31, 2021	$1,432	$31

The lease cost and certain other information during the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$5	$5
Interest on lease obligation	1	1
Total finance lease cost	6	6
Total operating lease cost	106	200
Short-term lease cost	127	252
Total lease cost	$239	$458

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$106	$200
Financing cash flows from finance leases	5	5

Right-of-use assets obtained in exchange for new finance lease obligations	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	—	—

The weighted average remaining lease term for operating leases and finance leases at March 31, 2021 was 4.4 years and 1.7 years, respectively.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2020 was 4.6 years and 1.9 years, respectively. The weighted average discount rate for operating leases and finance leases at March 31, 2021 was 3.3% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2020 was 3.2% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended March 31, 2021 and 2020 of $56 and $57, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $28 and $30 during the three months ended March 31, 2021 and 2020, respectively.

Other Commitments

At March 31, 2021 the Company had commitments of approximately $5,190 for construction and acquisition of property, plant and equipment, including a commitment of approximately $791 for the purpose of upgrading fabrication equipment at our Greeneville, Tennessee location. At December 30, 2020, the Company had commitments of approximately $7,068 for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  Phase one of this migration was completed during the first quarter of 2021 and the two remaining phases will be done over the next two years. Related to this project, at March 31, 2021 and December 31, 2020, the Company had commitments of approximately $5,247 and $5,266, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $43,836 at March 31, 2021, and $56,822 at December 31, 2020. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at March 31, 2021 or December 31, 2020.

The Company is, from time to time, a party to litigation arising in the normal course of its business. Litigation is subject to various inherent uncertainties, and it is possible that some of such matters could be resolved unfavorably to the Company, which could result in substantial damages against the Company. The Company establishes accruals for matters that are probable and reasonably estimable and maintains product liability and other insurance that management believes to be adequate. Management believes that any liability that may ultimately result from the resolution of any such matters in excess of available insurance coverage and accruals will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8.          INCOME TAXES

As of March 31, 2021, the Company had no federal net operating loss carryforwards and no significant state net operating loss carryforwards.

9.          SUBSEQUENT EVENTS

Dividends

On May 3, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 14, 2021 to shareholders of record as of June 7, 2021.

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. Our domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to optimize our manufacturing processes.  We completed phase one of the implementation of an enterprise software solution during the first quarter of 2021, which we expect to substantially improve our administrative efficiency and customer service levels.  We opened our free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  Our latest new product, the M100, which we believe to be the world’s largest tow truck, was introduced in the fall of 2019.

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

Impact of COVID-19 and Recent Developments

The spread of the COVID-19 virus during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. During the month of March 2020, we enacted limited shutdowns of all of our domestic facilities to make appropriate modifications to our operations because of COVID-19, which allowed us to continue to serve our customers, while taking precautions to provide a safe work environment for our employees and customers. Since that time and through the present, we have been rotating our workforce every four days, and have designated periods of non-production time for sanitation efforts, and have adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing, and have established and implemented work from home provisions where possible. As part of our ongoing safety measures, we temporarily suspend operations from time to time to clean and disinfect areas within our facilities. We enacted such limited suspensions from time to time during 2020 and the first quarter of 2021 at certain of our domestic facilities. Our international operations have also been affected by various comparable requirements of governmental agencies and safety related operational adjustments. These safety modifications continue to have an adverse impact on our plant productivity, although the impact has been less severe as we have become more accustomed to working under them. We are unable to predict when we may be able to safely relax these new operating measures that were adopted as a result of the COVID-19 pandemic.

In March 2020, we drew $25,000 on our existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met during the heightened uncertainty resulting from the COVID-19 pandemic. However, during 2020 we repaid the balance in full, as our cash position was stronger than anticipated. At March 31, 2021, we had cash and temporary investments of $56,199. Although our cash position is strong, we continue to consider other steps that could be implemented to conserve liquidity in these uncertain times.

While during 2020 we experienced no material disruptions in our supply of parts, components and materials due to the COVID-19 pandemic, we had material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities during the second and third quarters of 2020. During the second quarter of 2020, most of these facilities were operating at a reduced capacity, but returned to operating at levels sufficient to meet our requirements by the end of the third quarter of 2020. We also experienced reductions in orders for our products since the beginning of the pandemic, although demand has steadily improved since the second quarter of 2020. This depressed demand along with the decreases in deliveries of chassis caused us to temporarily shut our domestic plants in Pennsylvania and Greeneville, Tennessee for several weeks at the end of the second quarter of 2020 and for the first few weeks of the third quarter of 2020. Our international plants also were adversely impacted and experienced shutdowns during the second quarter of 2020. While all of our plants have now reopened, the possibility of new shutdowns of one or more of our facilities due to the COVID-19 pandemic remains. This decrease in our production levels, coupled with our health and safety-related adjustments to operations, materially negatively impacted our revenues during 2020, but also served to strengthen our current backlog of orders. Our revenues have recovered substantially from the second quarter of 2020 levels.

As the economy continues to improve in 2021, significant supply chain challenges such as shortages in semiconductors and record high steel prices are impacting the operations of many companies on a global scale. Such supply chain disruptions during the first quarter of 2021 impacted our ability to obtain certain raw materials and purchased component parts that are necessary to our production processes, including our ability to obtain chassis from third party suppliers. We continue to monitor these disruptions and mitigate the risk associated with them, such as through our recent purchases of certain raw materials and component parts in excess of normal required levels. However, the impact of possible disruptions remains largely out of our control and the risk of an unfavorable impact on production at any of our facilities will likely continue throughout 2021.

The impact of the COVID-19 pandemic continues to unfold and certain states and localities continue to experience surges in COVID-19 cases from time to time. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, including as a result of the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the success of vaccination programs, the development of treatments or other vaccines, the demand for new equipment from towing equipment operators, and the resumption of widespread economic activity. We are continuing to monitor orders from our customers for COVID-19 pandemic related changes. While we know that COVID-19 related changes to our operating processes have and will continue to impact our production levels for so long as they are in place, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the continuing COVID-19 pandemic on our future operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first three months of 2021.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.

Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

During the first half of the first quarter of 2021, we experienced significant delays in deliveries to our distributors caused by changes we made to our legacy business processes during the implementation of our new enterprise software system as well as supply chain and weather related disruptions. The business process changes during the first half of the quarter had a significant impact on deliveries, particularly of higher margin products. Continued implementation of the software system is not expected to have this level of impact on our manufacturing processes, as they were due primarily to the initial data conversion and deployment of a newly created information framework. This framework is the foundation of our migration to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and artificial intelligence. As first mentioned in our third quarter 2019 Form 10-Q, this migration and upgrade will be done in three phases over three years and this implementation marks the successful completion of phase one of this long-term investment in our future. We expect to substantially improve our administrative efficiency and customer service levels as the full capabilities of our new software system are rolled out.

The supply chain disruptions we experienced during the first half of the first quarter of 2021 were due primarily to continued impacts from COVID-19. In addition, extreme weather conditions across parts of the U.S and tightening availability of freight trucks caused delays in delivering products to our facilities as well as to our customers. These factors along with our new software system implementation caused substantial downward pressures on our revenues, margins and earnings during the first half of the first quarter of 2021. The business process improvements critical to developing our new software system are now operational, and our delivery schedule had returned to meeting current customer demand by the end of the first quarter. Based on our strong backlog and the current status of our process improvements, we believe we have the opportunity to substantially improve our operating results in 2021 beyond the first quarter.

Net sales for the three months ended March 31, 2021 decreased 3.5% to $169,912 from $176,054 for the comparable period in 2020, which was materially negatively impacted by the COVID-19 pandemic. The decrease in our revenue stream was largely attributable to the impacts from the ERP software implementation and supply chain disruptions resulting from inclement weather and COVID-19 related restrictions described above. Net domestic sales increased during the three-month period ended March 31, 2021 to $146,687 from $143,856 for the comparable period in 2020, while net foreign sales decreased to $23,225 from $32,198 during the same three-month period, primarily attributable to significant decreases in export sales.

Costs of operations for the three months ended March 31, 2021 decreased 2.2% to $154,081 from $157,516 for the comparable period in 2020. Costs of operations increased as a percentage of sales to 90.7%, compared to 89.5% for the comparable period in 2020, which reflects margin differences due to changes in product mix.

Selling, general and administrative expenses for the three months ended March 31, 2021 increased to $11,051 from $10,974 for the three months ended March 31, 2020. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2021 increased to 6.5% from 6.2% in the comparable period in 2020, due primarily to reduced fixed cost absorption.

Interest expense, net decreased to $275 from $359 for the three months ended March 31, 2021 as compared to the prior year period. Decreases in interest expense, net were primarily due to decreases in floor plan interest payments and decreases in interest on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended March 31, 2021 the Company experienced a net foreign currency exchange loss of $271, compared to a net loss of $84 for the three months ended March 31, 2020.

The provision for income taxes for the three months ended March 31, 2021 and 2020 reflects a combined effective U.S. federal, state and foreign tax rate of 24.9% and 23.7%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $2,847 for the three months ended March 31, 2021, compared to cash used in operating activities of $1,852 in the comparable period in 2020. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes.

Cash used in investing activities was $2,489 for the three months ended March 31, 2021 compared to $3,516 for the comparable period in 2020. The cash used in investing activities for the three months ended March 31, 2021 was for purchases of property, plant and equipment.

Cash used in financing activities was $2,059 for the three months ended March 31, 2021, compared to cash provided by financing activities of $22,850 for the comparable period in 2020. The cash used in financing activities for the three months ended March 31, 2021 resulted from the payment of cash dividends of $2,054 and an immaterial amount of payments on finance lease obligations. The cash provided by financing activities for the three months ended March 31, 2020 resulted primarily from net borrowings on the credit facility of  $25,000, partially offset by the payment of cash dividends of $2,053, payments on our French subsidiary’s loan of $92, and an immaterial amount of payments on finance lease obligations.

As of March 31, 2021, we had cash and cash equivalents of $56,199. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At March 31, 2021, the Company had commitments of approximately $5,190 for the acquisition of property, plant and equipment, including a commitment of approximately $791 for the purpose of upgrading fabrication equipment at our Greeneville, Tennessee location.  At March 31, 2021, we also had a commitment of approximately $5,247 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at March 31, 2021 and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2021 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the COVID-19 related economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2021 and December 31, 2020, $24,415 and $22,787, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2020 and during the first quarter of 2021, and it is anticipated that the Company will continue to be in compliance during the remainder of 2021.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At March 31, 2021 and December 31, 2020, the Company had $0 in outstanding borrowings under the credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at March 31, 2021 and December 31, 2020, we had approximately $1,485 and $1,575 in non-cancelable operating lease obligations, and $32 and $38 in non-cancelable finance lease obligations, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 1.11% at March 31, 2021. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three months ended March 31, 2021.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three months ended March 31, 2021, we recognized a $760 increase in our foreign currency translation adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound, compared to a $72 decrease for the prior year period. These amounts were recognized as unrealized losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended March 31, 2021 and 2020, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net foreign currency exchange loss of $271 and $84, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are, from time to time, a party to litigation arising in the normal course of our business. Litigation is subject to various inherent uncertainties, and it is possible that some of such matters could be resolved unfavorably to us, which could result in substantial damages against us. We establish accruals for matters that are probable and reasonably estimable and maintain product liability and other insurance that management believes to be adequate. Management believes that any liability that may ultimately result from the resolution of any such matters in excess of available insurance coverage and accruals will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.          RISK FACTORS

The Company is supplementing the risk factors previously disclosed under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with the risk factor set forth below.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts, leaves us subject to changes in price and availability (including as a result of increased demand due to improving economic conditions, the impact of the COVID-19 pandemic and the imposition of additional tariffs) and delays in receiving supplies of such materials or parts.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and events beyond our control could have an adverse effect on the cost or availability of raw materials and purchased component parts. Steel, aluminum, fuel and other commodity prices have from time to time experienced high volatility depending on market conditions and global demand. For example, steel prices increased considerably during the first quarter of 2021 as a result of the improving global economy and remain at record highs. In addition, government actions related to tariffs on imports and trade policies have previously impacted, and have the potential to further impact, pricing of raw materials, such as steel and aluminum. For example, in 2018 the United States government imposed import tariffs and restrictions on imports for steel products and aluminum products. The Company uses a substantial amount of imported steel and aluminum in its products. Price increases or changes in payment terms from our suppliers of raw materials or purchased component parts could impact our ability to secure necessary raw materials or purchased component parts, or to secure such materials and parts at favorable prices.

In addition, our third party suppliers’ ability to supply us with truck chassis and component parts is limited by their available capacity to manufacture the component parts we require. As the impact of the COVID-19 pandemic declines, suppliers ramping up from reduced operating levels have experienced supply chain challenges and have been at times, and may in the future be, unable to meet our requirements for purchased component parts. For example, during the first quarter of 2021, supply chain disruptions impacted our ability to obtain certain raw materials and purchased component parts that are necessary to our production processes, including our ability to obtain chassis from third party suppliers. Demand for our products could also be negatively affected by supply delays of truck chassis and other purchased component parts used in our products. In the past, we have also experienced supply delays and limitations for component parts from time to time as a result of the continuing COVID-19 pandemic and, prior to the COVID-19 pandemic, as our production levels had substantially increased over the last several years prior to the start of the pandemic.  If delays and other limitations for raw materials and purchased component parts continue, recur or worsen, they may have a material adverse effect on our production at any of our facilities, and customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand. Shortages, price increases or delays in shipments of our raw materials and purchased component parts could have a material adverse effect on our financial performance, competitive position and reputation.

To partially offset price increases for raw materials and purchased component parts, we have, from time to time, implemented general price increases and cost surcharges. While we have in the past attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so in the future. Any further price increases for these or any other materials or purchased component parts that we use would require a long lead time to implement while the higher material costs would be felt much sooner. If we continue to experience increased prices or shortages for key materials that are essential to our manufacturing operations, such as steel and purchased component parts, there is a substantial risk that the Company’s financial performance and competitive position could be materially adversely impacted.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On May 3, 2021, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company adopted a new cash bonus program for four executive officers of the Company, including (i) Deborah L. Whitmire, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, and (ii) Josias W. Reyneke, the Company’s Vice President and Chief Information Officer. This new cash bonus program provides that each of the four participating officers shall be entitled to share equally in an annual cash bonus pool by receiving a cash award pursuant to the following formula if the Company’s income before income taxes (excluding any currency adjustments) (“Pretax Income”) exceeds $10 million for the most recently completed fiscal year:

●	for Pretax Income in the applicable fiscal year of less than $10 million, the participating officers shall not be entitled to any bonus under this cash bonus program;
●	if the Company’s Pretax Income in the applicable fiscal year exceeds $10 million, for Pretax Income in the applicable fiscal year of up to $30 million, each participating officer shall be entitled to receive 0.25% of such Pretax Income;
●	for Pretax Income in the applicable fiscal year exceeding $30 million and up to $35 million, each participating officer shall be entitled to receive 0.50% of such Pretax Income; and
●	for Pretax Income in the applicable fiscal year exceeding $35 million, each participating officer shall be entitled to receive 0.75% of such Pretax Income.

This new cash bonus program is effective for the annual cash bonus to be determined based on the Company’s 2021 financial results. The Company retains the right to modify, amend or terminate such cash bonus program at any time.

In addition, on May 3, 2021, the Compensation Committee approved an annual base salary increase for (i) each of Jeffrey I. Badgley, the Company’s Co-Chief Executive Officer, and William G. Miller II, the Company’s President and Co-Chief Executive Officer, from $519,046 to $569,046, (ii) Ms. Whitmire from $284,109 to $309,109, (iii) Frank Madonia, the Company’s Executive Vice President, Secretary and General Counsel, from $284,109 to $309,109 and (iv) Mr. Reyneke, from $218,545 to $243,545, each effective as of January 1, 2021.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

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

Date: May 5, 2021