Form 10-Q
period 2021-06-30
MILLER INDUSTRIES INC /TN/
filed 2021-08-04
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 30, 2021 was 11,410,728.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	the overall impact of the COVID-19 pandemic on the Company’s revenues, results of operations and financial condition;
●	the duration and severity of the COVID-19 pandemic, including actions that may be taken by government authorities and others to address or otherwise mitigate the impact of the COVID-19 pandemic;
●	the cyclical nature of our industry and changes in consumer confidence; economic and market conditions, including the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees;
●	our dependence upon outside suppliers for our raw materials, including aluminum, steel, petroleum-related products and other purchased component parts, as well as truck chassis;
●	our recent supply chain challenges and our ability to manage our inventory and our workforce to adapt to the increased complexity in our supply chain;
●	changes in price and availability (including as a result of the increased demand due to improving economic conditions, the impact of the COVID-19 pandemic and the imposition of additional tariffs) of aluminum, steel, petroleum-related products and other purchased component parts, as well as truck chassis;
●	delays in receiving supplies of such materials or parts, including as a result of the impact of the COVID-19 pandemic;
●	our customers’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes in recent years, prior to the COVID-19 pandemic;
●	various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	our ability to secure new government orders;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;

●	assertions against us relating to intellectual property rights;
●	problems hiring or retaining skilled labor;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which discussion is incorporated herein by this reference.

Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$53,934	$57,521
Accounts receivable, net of allowance for doubtful accounts of $1,369 and $1,295 at June 30, 2021 and December 31, 2020, respectively	161,778	141,642
Inventories, net	91,996	83,939
Prepaid expenses	7,453	3,167
Total current assets	315,161	286,269
NONCURRENT ASSETS:
Property, plant and equipment, net	98,820	98,620
Right-of-use assets - operating leases	1,359	1,468
Goodwill	11,619	11,619
Other assets	520	434
TOTAL ASSETS	$427,479	$398,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,078	$85,534
Accrued liabilities	24,177	24,773
Current portion of operating lease obligation	367	354
Current portion of finance lease obligation	22	21
Total current liabilities	132,644	110,682
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease obligation	992	1,116
Noncurrent portion of finance lease obligation	4	15
Deferred income tax liabilities	4,261	4,144
Total liabilities	137,901	115,957

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,410,728 and 11,405,468, outstanding at June 30, 2021 and December 31, 2020, respectively	114	114
Additional paid-in capital	151,449	151,249
Accumulated surplus	139,465	133,879
Accumulated other comprehensive loss	(1,450)	(2,789)
Total shareholders’ equity	289,578	282,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$427,479	$398,410

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

NET SALES	$181,158	$128,529	$351,070	$304,583
COSTS OF OPERATIONS	160,568	110,802	314,649	268,318
GROSS PROFIT	20,590	17,727	36,421	36,265

OPERATING EXPENSES:
Selling, general and administrative expenses	12,019	10,067	23,070	21,041

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	340	429	615	788
Other (income) expense, net	(48)	(275)	228	(184)
Total expense, net	12,311	10,221	23,913	21,645

INCOME BEFORE INCOME TAXES	8,279	7,506	12,508	14,620
INCOME TAX PROVISION	1,763	1,680	2,814	3,363
NET INCOME	$6,516	$5,826	$9,694	$11,257

BASIC INCOME PER COMMON SHARE	$0.57	$0.51	$0.85	$0.99

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,411	11,405	11,411	11,405

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
NET INCOME	$6,516	$5,826	$9,694	$11,257

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	579	(312)	1,339	(384)
Total other comprehensive income (loss)	579	(312)	1,339	(384)

COMPREHENSIVE INCOME	$7,095	$5,514	$11,033	$10,873

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2019	$114	$151,055	$112,261	$(5,503)	$257,927
Components of comprehensive income:
Net income	—	—	5,431	—	5,431
Foreign currency translation adjustments	—	—	—	(72)	(72)
Total comprehensive income	—	—	5,431	(72)	5,359
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, March 31, 2020	114	151,249	115,639	(5,575)	261,427
Components of comprehensive income:
Net income	—	—	5,826	—	5,826
Foreign currency translation adjustments	—	—	—	(312)	(312)
Total comprehensive income	—	—	5,826	(312)	5,514
Dividends paid, $0.18 per share	—	—	(2,053)	—	(2,053)
BALANCE, June 30, 2020	$114	$151,249	$119,412	$(5,887)	$264,888

BALANCE, December 31, 2020	$114	$151,249	$133,879	$(2,789)	$282,453
Components of comprehensive income:
Net income	—	—	3,178	—	3,178
Foreign currency translation adjustments	—	—	—	760	760
Total comprehensive income	—	—	3,178	760	3,938
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, March 31, 2021	114	151,449	135,003	(2,029)	284,537
Components of comprehensive income:
Net income	—	—	6,516	—	6,516
Foreign currency translation adjustments	—	—	—	579	579
Total comprehensive income	—	—	6,516	579	7,095
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2021	$114	$151,449	$139,465	$(1,450)	$289,578

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2021	2020
OPERATING ACTIVITIES:
Net income	$9,694	$11,257
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,334	4,590
(Gain) Loss on disposal of property, plant and equipment	(1)	5
Provision for doubtful accounts	71	97
Issuance of non-employee director shares	200	194
Deferred tax provision	113	(51)
Changes in operating assets and liabilities:
Accounts receivable	(19,784)	45,165
Inventories	(7,314)	(3,221)
Prepaid expenses	(4,270)	(925)
Other assets	104	242
Accounts payable	22,115	(36,062)
Accrued liabilities	(1,043)	1,744
Net cash flows from operating activities	5,219	23,035
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,418)	(7,545)
Proceeds from sale of property, plant and equipment	4	42
Net cash flows from investing activities	(5,414)	(7,503)
FINANCING ACTIVITIES:
Payments of cash dividends	(4,108)	(4,106)
Net payments on other long-term obligations	—	(184)
Finance lease obligation payments	(11)	(10)
Net cash flows from financing activities	(4,119)	(4,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	727	(188)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,587)	11,044
CASH AND TEMPORARY INVESTMENTS, beginning of period	57,521	26,072
CASH AND TEMPORARY INVESTMENTS, end of period	$53,934	$37,116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$663	$1,203
Cash payments for income taxes, net of refunds	$3,585	$1,710

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

3.          BASIC INCOME PER SHARE

The Company has a simple capital structure consisting of common stock and preferred stock, with only shares of common stock outstanding. The Company had no stock options or any other dilutive instruments outstanding during the three and six months ended June 30, 2021 or 2020. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales:
North America	$161,882	$107,460	$308,570	$251,316
Foreign	19,276	21,069	42,500	53,267
	$181,158	$128,529	$351,070	$304,583

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of June 30, 2021 and December 31, 2020, contract liability balances were each $272, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three or six months ended June 30, 2021 or during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company recognized $37 of contract liabilities into earnings after satisfaction of related performance obligations. The Company did not have any contract assets at June 30, 2021 or December 31, 2020. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the three and six months ended June 30, 2021 and 2020.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. No one customer made up greater than 10% of total company sales during the three or six months ended June 30, 2021 and 2020. There were also no customers with a trade account receivable greater than 10% of total accounts receivable at June 30, 2021 or December 31, 2020.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2021 and December 31, 2020 consisted of the following:

	2021	2020
Chassis	$3,715	$6,859
Raw materials	44,277	36,161
Work in process	29,470	16,282
Finished goods	14,534	24,637
	$91,996	$83,939

6.          LONG-TERM OBLIGATIONS

Credit Facility and Other Long-Term Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2020 and during the first half of 2021, and it is anticipated that the Company will continue to be in compliance during the remainder of 2021.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At June 30, 2021 and December 31, 2020, the Company had $0 in outstanding borrowings under the credit facility. In March 2020, the Company drew $25,000 on its existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met due to operational disruptions resulting from the COVID-19 pandemic. However, during the second and third quarters of 2020, the Company repaid the balance in full, as its cash position was stronger than anticipated. At June 30, 2021, the Company had cash and temporary investments of $53,934.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets and had the following values at June 30, 2021 and December 31, 2020.

	2021	2020
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(53)	(42)
Finance lease right-of-use assets, net	$25	$36

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2021	$209	$11
2022	382	15
2023	299	—
2024	242	—
2025	217	—
Thereafter	79	—
Total lease payments	1,428	26
Less Imputed Interest	(69)	—
Lease obligation at June 30, 2021	$1,359	$26

The lease cost and certain other information during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$6	$5	$11	$10
Interest on lease obligation	—	—	1	1
Total finance lease cost	6	5	12	11
Total operating lease cost	107	99	213	201
Short-term lease cost	119	141	246	254
Total lease cost	$232	$245	$471	$466

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$107	$98	$213	$199
Financing cash flows from finance leases	6	5	11	10

Right-of-use assets obtained in exchange for new finance lease obligations	—	—	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	—	26	—	26

The weighted average remaining lease term for operating leases and finance leases at June 30, 2021 was 4.2 years and 1.2 years, respectively.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2020 was 4.6 years and 1.9 years, respectively. The weighted average discount rate for operating leases and finance leases at June 30, 2021 was 3.2% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2020 was 3.2% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended June 30, 2021 and 2020 of $57 and $45, respectively, and related lease costs during the six months ended June 30, 2021 and 2020 of $113 and $102, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $28 and $26 during the three months ended June 30, 2021 and 2020, respectively, and related lease costs during each of the six months ended June 30, 2021 and 2020 of $56.

Other Commitments

At June 30, 2021 and December 30, 2020, the Company had commitments of approximately $5,012 and $7,068, respectively, for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  Phase one of this migration was completed during the first quarter of 2021 and the two remaining phases will be done over the next three years. Related to this project, at June 30, 2021 and December 31, 2020, the Company had commitments of approximately $3,754 and $5,266, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $42,326 at June 30, 2021, and $56,822 at December 31, 2020. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at June 30, 2021 or December 31, 2020.

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

8.          INCOME TAXES

As of June 30, 2021, the Company had no federal net operating loss carryforwards and no significant state net operating loss carryforwards.

9.          SUBSEQUENT EVENTS

Dividends

On August 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable September 13, 2021 to shareholders of record as of September 3, 2021.

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, and the cost and availability of raw materials (including aluminum, steel and petroleum-related products), purchased component parts and truck chassis.

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

Impact of COVID-19 and Recent Developments

The spread of the COVID-19 virus during 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. During the month of March 2020, we enacted limited shutdowns of all of our domestic facilities to make appropriate modifications to our operations because of COVID-19, which allowed us to continue to serve our customers, while taking precautions to provide a safe work environment for our employees and customers. Since that time and through the present, we have been rotating the majority of our workforce every four days, have designated periods of non-production time for sanitation efforts, have adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing, and have established and implemented work from home provisions where possible. As part of our ongoing safety measures, we temporarily may suspend operations from time to time to clean and disinfect areas within our facilities. We enacted such limited suspensions from time to time during 2020 at certain of our domestic facilities. Our international operations have also been affected by various comparable requirements of governmental agencies and safety related operational adjustments. These safety modifications continue to have an adverse impact on our plant productivity, although the impact has been less severe as we have become more accustomed to working under them. We are unable to predict when we may be able to safely relax these new operating measures that were adopted as a result of the COVID-19 pandemic.

In March 2020, we drew $25,000 on our existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met during the heightened uncertainty resulting from the COVID-19 pandemic. However, during the remainder of 2020 we repaid the balance in full, as our cash position was stronger than anticipated. At June 30, 2021, we had cash and temporary investments of $53,934. Although our cash position is strong, we continue to consider other steps that could be implemented to conserve liquidity in these uncertain times.

While during 2020 we experienced no material disruptions in our supply of parts, components and materials due to the COVID-19 pandemic, we had material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities during the second and third quarters of 2020. During the second quarter of 2020, most of these facilities were operating at a reduced capacity, but returned to operating at levels sufficient to meet our requirements by the end of the third quarter of 2020. We also experienced reductions in orders for our products at the beginning of the pandemic. This depressed demand along with the decreases in deliveries of chassis caused us to temporarily shut our domestic plants in Pennsylvania and Greeneville, Tennessee for several weeks at the end of the second quarter of 2020 and for the first few weeks of the third quarter of 2020. Our international plants also were adversely impacted and experienced shutdowns during the second quarter of 2020. While all of our plants have now reopened, the possibility of new shutdowns of one or more of our facilities due to the COVID-19 pandemic remains.

As the economy continues to improve in 2021, significant supply chain challenges such as shortages in semiconductors and other component parts and record high steel prices are impacting the operations of many companies on a global scale. Such supply chain disruptions during the first and second quarters of 2021 impacted our ability to obtain certain raw materials and purchased component parts that are necessary to our production processes, including our ability to obtain chassis from third party suppliers, and also resulted in substantial price increases for many materials and component parts. During the same period, we have experienced an increase in employee turnover rates and difficulties in hiring new workers for our skilled workforce, which has caused increased recruiting, training and retention costs. We continue to monitor these disruptions and mitigate the risk associated with them. However, the impact of possible disruptions remains largely out of our control and the risk of an unfavorable impact on production at any of our facilities will likely continue throughout 2021.

The impact of the COVID-19 pandemic continues to unfold and certain countries, states and localities continue to experience surges in COVID-19 cases from time to time. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the ongoing pandemic, including as a result of the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the success of vaccination programs, the development of treatments or other vaccines, the demand for new equipment from towing equipment operators, and the resumption of widespread economic activity. We are continuing to monitor orders from our customers for COVID-19 pandemic related changes. While we know that COVID-19 related changes to our operating processes have and will continue to impact our production levels for so long as they are in place, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the continuing COVID-19 pandemic on our future operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first six months of 2021.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.

Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net sales for the three months ended June 30, 2021 increased 40.9% to $181,158 from $128,529 for the comparable period in 2020, which was materially negatively impacted by the COVID-19 pandemic. The increase in revenue reflects continued recovery from the adverse impacts of the COVID-19 pandemic despite the ongoing challenges of navigating certain supply chain disruptions during the second quarter of 2021. Net domestic sales increased during the three-month period ended June 30, 2021 to $161,882 from $107,460 for the comparable period in 2020, while net foreign sales decreased to $19,276 from $21,069 during the same three-month period, primarily attributable to significant decreases in export sales from domestic subsidiaries.

Costs of operations for the three months ended June 30, 2021 increased 44.9% to $160,568 from $110,802 for the comparable period in 2020. Costs of operations increased as a percentage of sales to 88.6%, compared to 86.2% for the comparable period in 2020, which primarily reflects increases in the raw materials prices caused by escalating inflation and changes in product mix.

Selling, general and administrative expenses for the three months ended June 30, 2021 increased to $12,019 from $10,067 for the comparable period in 2020 due to increases in software fees, personnel related costs, and a normalization in spending in comparison to the cutbacks from the second quarter of 2020. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2021 decreased to 6.6% from 7.8% in the comparable period in 2020, due primarily to increases in the revenue stream.

Interest expense, net decreased to $340 from $429 for the three months ended June 30, 2021 as compared to the prior year period. Decreases in interest expense, net were primarily due to decreases in floor plan interest payments and decreases in interest on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended June 30, 2021 the Company experienced a net foreign currency exchange gain of $42, compared to a net gain of $273 for the three months ended June 30, 2020.

The provision for income taxes for the three months ended June 30, 2021 and 2020 reflects a combined effective U.S. federal, state and foreign tax rate of 21.3% and 22.3%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net sales for the six months ended June 30, 2021 increased 15.3% to $351,070 from $304,583 for the comparable period in 2020, which was materially negatively impacted by the COVID-19 pandemic. The increase in revenue reflects continued recovery from the adverse impacts of the COVID-19 pandemic despite the ongoing challenges of navigating certain supply chain disruptions during the first half of 2021. Net domestic sales increased during the six-month period ended June 30, 2021 to $308,570 from $251,316 for the comparable period in 2020, while net foreign sales decreased to $42,500 from $53,267 during the same six-month period, primarily attributable to significant decreases in export sales.

Costs of operations for the six months ended June 30, 2021 increased 17.3% to $314,649 from $268,318 for the comparable period in 2020. Costs of operations increased as a percentage of sales to 89.6%, compared to 88.1% for the comparable period in 2020, which reflects increased fixed manufacturing overhead per unit of revenue and increases in the raw materials prices caused by escalating inflation.

Selling, general and administrative expenses for the six months ended June 30, 2021 increased to $23,070 from $21,041 for the comparable period in 2020 due to increases in software fees, personnel related costs, and a normalization in spending in comparison to the cutbacks from the second quarter of 2020. As a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2021 decreased to 6.6% from 6.9% in the comparable period in 2020, due primarily to increases in the revenue stream.

Interest expense, net decreased to $615 from $788 for the six months ended June 30, 2021 as compared to the prior year period. Decreases in interest expense, net were primarily due to decreases in floor plan interest payments and decreases in interest on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the six months ended June 30, 2021 the Company experienced a net foreign currency exchange loss of $229, compared to a net gain of $189 for the six months ended June 30, 2020.

The provision for income taxes for the six months ended June 30, 2021 and 2020 reflects a combined effective U.S. federal, state and foreign tax rate of 22.5% and 23.0%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $5,219 for the six months ended June 30, 2021, compared to cash provided by operating activities of $23,035 in the comparable period in 2020. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in cash provided by operating activities during the six months ended June 30, 2021 is primarily due to the increase in cash from operating activities during the second quarter of 2020, as the decrease in production from the impacts of the COVID-19 pandemic during the second quarter of 2020 caused less cash to be used during the six months ended June 30, 2020, while pre-pandemic receivables continued to be collected. However, during the six months ended June 30, 2021 production activities increased with customer demand, thus requiring more cash to be used in operations.

Cash used in investing activities was $5,414 for the six months ended June 30, 2021 compared to $7,503 for the comparable period in 2020. The cash used in investing activities for the six months ended June 30, 2021 was for purchases of property, plant and equipment.

Cash used in financing activities was $4,119 for the six months ended June 30, 2021, compared to cash used in financing activities of $4,300 for the comparable period in 2020. The cash used in financing activities for the six months ended June 30, 2021 resulted from the payment of cash dividends of $4,108 and an immaterial amount of payments on finance lease obligations. The cash provided by financing activities for the six months ended June 30, 2020 resulted primarily from the payment of cash dividends of $4,106, payments on our French subsidiary’s loan of $184, and an immaterial amount of payments on finance lease obligations.

As of June 30, 2021, we had cash and cash equivalents of $53,934. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At June 30, 2021, the Company had commitments of approximately $5,012 for the acquisition of property, plant and equipment.  At June 30, 2021, we also had a commitment of approximately $3,754 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and cash equivalents on hand at June 30, 2021 and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2021 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the COVID-19 related economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2021 and December 31, 2020, $26,870 and $22,787, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2020 and during the first half of 2021, and it is anticipated that the Company will continue to be in compliance during the remainder of 2021.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

At June 30, 2021 and December 31, 2020, the Company had $0 in outstanding borrowings under the credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at June 30, 2021 and December 31, 2020, we had approximately $1,428 and $1,575 in non-cancelable operating lease obligations, and $26 and $38 in non-cancelable finance lease obligations, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 1.10% at June 30, 2021. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the three or six months ended June 30, 2021.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During the three and six months ended June 30, 2021, we recognized a $579 increase and a $1,339 increase, respectively, in our foreign currency translation adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound, compared to a $312 decrease and a $384 decrease, for the respective prior year periods. These amounts were recognized as unrealized gains and losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended June 30, 2021 and 2020, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange gains of $42 and $273, respectively. For the six months ended June 30, 2021 and 2020, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net loss of $229 and a net gain of $189, respectively.

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

ITEM 1A.          RISK FACTORS

The Company is supplementing the risk factors previously disclosed under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, with the risk factors set forth below.

The continuing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

The U.S. and other countries are experiencing outbreaks of several variants of COVID-19, which are continuing to spread to areas where we, our customers, our suppliers and our end users do business. The outbreak has resulted in governments around the world implementing at times stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, and were thus exempt from state and local business closure orders that were previously in effect in states where we have manufacturing facilities. However, as the pandemic continues, such orders and restrictions may be implemented or reinstated in states or localities that experience a rebound or surge in COVID-19 cases, including as a result of new variants of the virus that may be more transmissible or virulent. Other organizations, businesses and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures taken to curb the spread of COVID-19 are disrupting normal business operations both in and outside of affected areas, including our business operations.

We have made and continue to make what we believe to be appropriate modifications to our operations because of COVID-19 to allow us to protect our employees while operating all our facilities consistent with applicable governmental guidelines and orders. We continue to monitor government recommendations impacting our operations and may need to enact further precautionary measures to help minimize the risk of our employees being exposed to COVID-19, which could have a further adverse impact on our plant production levels. As part of our ongoing safety measures, we may also decide to temporarily suspend operations to clean and disinfect areas within our facilities, as needed to protect our employees, which may have an adverse impact on our plant productivity. We enacted such limited suspensions from time to time at certain of our domestic facilities during 2020. If our employees are unable to work effectively, including due to illness, quarantines, any temporary limited suspension of operations, government actions or other restrictions in connection with COVID-19 or variants of COVID-19, our operations may be adversely affected.

In addition, employee turnover rates in the broader global economy have increased during the COVID-19 pandemic and may continue to remain elevated. Since the economy has begun to recover from the impact of the pandemic, we have experienced substantial increases in employee turnover and difficulties in hiring new workers for our skilled workforce, which has caused increased recruiting, training and retention costs. This trend is anticipated to continue over the near term, and possibly longer.

The businesses of towing and recovery equipment operators have been disrupted and they have limited and may continue to limit spending as a result of COVID-19, which could negatively impact their willingness to purchase new equipment from us or our independent distributors, and ultimately adversely affect our revenues. During the first half of 2020 we saw order cancellations and softening of demand, which could again worsen depending on the duration, spread, and severity of the ongoing pandemic. The cancellation of major industry shows and events also reduced our ability to meet with existing and potential new customers to market our products.

The COVID-19 pandemic had a material adverse impact on our financial results and business operations, and economic and health conditions in the United States and across most of the globe continue to change dramatically from day to day as a result of the COVID-19 pandemic. The future impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the timing of our chassis and other suppliers resuming normal shipment levels, the effect of the pandemic on spending levels of towing and recovery equipment operators, the effect of the pandemic on our employees and employee turnover rates, and any additional preventative and protective actions that governments, or we or other businesses, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but should be anticipated to have a material adverse impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

Our dependence upon outside suppliers for our raw materials, including aluminum, steel, and petroleum-related products, other component parts and chassis, leaves us subject to changes in price and availability (including as a result of increased demand due to improving economic conditions, the impact of the COVID-19 pandemic and the imposition of additional tariffs) and delays in receiving supplies of such materials, parts or chassis.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts, and events beyond our control could have an adverse effect on the cost or availability of raw materials and purchased component parts. Steel, aluminum, fuel and other commodity prices have from time to time experienced high volatility depending on market conditions and global demand. For example, steel prices increased considerably during the first quarter of 2021 and continuing into the second quarter as a result of the improving global economy and remain at record highs. The Company uses a substantial amount of imported steel and aluminum in its products. Price increases or changes in payment terms from our suppliers of raw materials or purchased component parts could impact our ability to secure necessary raw materials or purchased component parts, or to secure such materials and parts at favorable prices. In addition, government actions related to tariffs on imports and trade policies have previously impacted, and have the potential to further impact, pricing of raw materials, such as steel and aluminum. For example, in 2018 the United States government imposed import tariffs and restrictions on imports for steel products and aluminum products.

In addition, our third party suppliers’ ability to supply us with truck chassis and component parts is limited by their available capacity to manufacture the chassis and component parts we require, and to secure adequate freight capacity to deliver them to our facilities. During the first half of 2021, the global semiconductor chip shortage has also contributed to varying increases in lead times necessary for us to secure certain component parts from our third party suppliers. As the impact of the COVID-19 pandemic declines and the global chip shortage continues, suppliers ramping up from reduced operating levels have experienced supply chain challenges and have been at times, and may in the future be, unable to meet our requirements for purchased component parts and truck chassis. For example, during the first half of 2021, supply chain disruptions impacted our ability to obtain certain raw materials and purchased component parts that are necessary to our production processes, as well as chassis from third party suppliers, and also resulted in substantial price increases for many materials and parts. Demand for our products could also be negatively affected by supply delays of truck chassis and other purchased component parts used in our products. In the past, we have also experienced supply delays and limitations for component parts from time to time as a result of the continuing COVID-19 pandemic, including material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities, and, prior to the COVID-19 pandemic, as our production levels had substantially increased over the last several years prior to the start of the pandemic.  If delays and other limitations for raw materials, purchased component parts, and chassis continue, recur or worsen, they may have a material adverse effect on our production at any of our facilities, and customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand.

Furthermore, as a result of our supply chain challenges, it has become more difficult to accurately forecast, purchase, warehouse and transport to our manufacturing facilities purchased materials, component parts and chassis at sufficient volumes. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully manage our inventory or our workforce to adapt to the increased complexity in our supply chain, we may incur unexpected production disruption, as well as storage, transportation and labor costs, which could have a material adverse effect on our financial condition and results of operations.

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

Shortages, price increases or delays in shipments of our raw materials and purchased component parts, including truck chassis, could have a material adverse effect on our financial performance, competitive position and reputation.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Co-Chief Executive Officer*

31.3	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Co-Chief Executive Officer±

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

Date: August 4, 2021