Form 10-K
period 2021-12-31
MILLER INDUSTRIES INC /TN/
filed 2022-03-09
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ⌧ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $379,916,133 (based on 9,632,762 shares held by non-affiliates at $39.44 per share, the last sale price reported on the New York Stock Exchange on June 30, 2021).

At February 28, 2022 there were 11,416,716 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

Auditor Name: Elliott Davis, LLC Auditor Location: Chattanooga, TN Auditor Firm ID: 149

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including but not limited to statements made in Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	the overall impact of the ongoing COVID-19 pandemic on the Company’s revenues, results of operations and financial condition;
●	the duration and severity of the COVID-19 pandemic, including actions that may be taken by government authorities, such as vaccine mandates, and others to address or otherwise mitigate the impact of the COVID-19 pandemic;
●	economic and market conditions, including the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees;
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	changes in price and availability (including as a result of increased demand due to improving market conditions, the impact of the COVID-19 pandemic and supply chain difficulties) of component parts, chassis and raw materials, including aluminum, steel, petroleum-related products;
●	delays in receiving supplies of such parts, chassis or materials, including as a result of the impact of the COVID-19 pandemic;
●	increased employee turnover rates and problems hiring or retaining skilled labor to manufacture our products;
●	our customers’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes in recent years, prior to the COVID-19 pandemic;
●	various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;

●	assertions against us relating to intellectual property rights;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in this report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.

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

Wreckers. Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 100-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars and scoops, which lift disabled vehicles by the tires or front axle to minimize front end damage to the towed vehicles. Certain heavy-duty wrecker models offer rotating booms, which allow heavy-duty wreckers to recover vehicles from any angle, and remote-control devices for recovery equipment. In addition, certain light-duty wreckers are equipped with automatic wheel-lift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

Product Development and Manufacturing

Product Innovation and Manufacturing Process Improvements

We have a long history of innovation in our products and manufacturing processes based on advanced technologies. Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering department currently consists of over 50 engineers who, in consultation with manufacturing personnel, use sophisticated computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to licensing new technologies, we have a continuing emphasis on research and development to achieve product innovations. At our free-standing research and development (R&D) facility in Chattanooga, Tennessee, we are pursuing innovations in our products and improvements in our manufacturing processes, some of which are intended to enhance the safety of our employees and towing equipment operators and reduce the environmental impact of both our manufacturing processes and the products we manufacture. These efforts led to our newest product, the M100, which we believe to be the world’s largest tow truck.

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

Expansion and Modernization of Domestic Production Facilities

All of our domestic facilities have undergone substantial expansion and modernization projects from 2017 to 2021, as we have invested over $82 million on property, plant and equipment over this five-year period, including our most recent fabrication equipment upgrades at our Greeneville, Tennessee facilities.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process, enhance the safety of our employees and towing equipment operators and to reduce the environmental impacts of our operations.

Reducing the Environmental Impacts of our Domestic Production Facilities

We strive to conduct our operations in a manner that protects our employees, to comply with all applicable laws and regulations, and to reduce the environmental impacts of our operations. The modernization projects at all our domestic facilities in the last few years included many environment-friendly upgrades, such as the installation of air filtration equipment that removes airborne contaminants like smoke, dust, pollen and dander to improve the air quality at our production facilities. As part of these projects, we also transitioned from oil-based primers to water-based primers in our domestic painting operations, to reduce volatile organic compounds (VOC) emissions into the environment and make our workplace safer for our employees. At the same time, we upgraded the lighting at all of our domestic production facilities to LED lighting, which has the benefit of reducing electric consumption while also increasing visibility for our employees. In addition, we are currently in the process of acquiring a nitrogen generator, which would have the effect of minimizing the environmental impacts of transporting nitrogen gas to our domestic facilities. We continue to look for new ways to promote sustainable and environmentally friendly practices at our production facilities to reduce energy-usage, increase recycling and decrease waste.

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

We sell our products to a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. These distributors then sell our products to the end-users. In 2021 and 2020, no single distributor accounted for more than 10% of our sales. Management believes our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. The supply chain disruptions that we have experienced in connection with the COVID-19 pandemic have adversely impacted our production and delivery schedules. As a result, current backlog is at historically high levels of orders. Our ability to reduce these high backlog levels will depend on future production schedules and the severity and duration of supply chain disruptions.

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

Human Capital

We employed approximately 1,450 people as of December 31, 2021. Part-time employees represent less than 2% of our total employees. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Our company culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, diverse, fair and engaged. In addition, our Code of Business Conduct and Ethics is intended to reinforce our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations.

During fiscal 2021, we experienced substantially increased employee turnover rates in our skilled workforce and in response have taken various actions to attract and retain skilled laborers, including attending hiring events, broadening our recruitment platforms, paying sign-on and retention bonuses, offering enhanced wages, and providing training programs. Our key recruitment and retention strategies are also advanced through the following programs, policies and initiatives:

Employee Development/Training

To facilitate talent attraction and retention, we provide training programs that address skills shortages in our workforce, foster career development, and encourage proper use of technology and resources. These include our Welding School that teaches employees how to read blueprints, interpret weld symbols, and learn welding technique. In addition, Miller University One and Two were created to develop high potential employees for future leadership roles in the company, and provide change management, decision making, and problem-solving skills to future leaders of our Company. We have also established a tuition reimbursement program for continuing education, including undergraduate and graduate degrees or certifications and licenses relevant to the business.

Competitive Pay and Employee Benefits

We invest in our employees through high-quality benefits and various health and wellness initiatives, competitive compensation packages and fair compensation practices. For example, we periodically perform compensation studies to ensure competitive pay rates for our employees. In addition, we provide a variety of benefits including but not limited to comprehensive medical coverage, short-term and long-term disability, life insurance, wellness screening, dental coverage, paid time off incentive programs, an employee assistance program, access to telehealth services, and a U.S. 401(k) plan with a Company match.

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

The spread of the COVID-19 virus has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our employees.  We have made and continue to make what we believe to be appropriate modifications to our operations because of COVID-19 to allow us to protect our employees while operating all our facilities consistent with applicable governmental guidelines and orders.

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

Government Regulations and Environmental Matters

We strive to manufacture our products in a way that minimizes environmental impact and maximizes worker health and safety. Our operations are subject to federal, state and local laws and regulations governing the protection of the environment and health and safety, including laws and regulations governing the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that we are in substantial compliance with these numerous and sometimes complex federal, state and local laws and regulations. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past, but we may be subject to other more stringent environmental laws in the future. Our facilities and operations could also be subject to regulations related to climate change and climate change itself may also have some impact on the Company’s operations. However, these impacts are currently uncertain, and the Company cannot presently predict the nature and scope of those impacts.

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

Information About Our Executive Officers

Information relating to our executive officers as of February 28, 2022 is set forth below. William G. Miller, II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller	75	Chairman of the Board

Jeffrey I. Badgley	69	Co-Chief Executive Officer

William G. Miller, II	43	President and Co-Chief Executive Officer

Frank Madonia	73	Executive Vice President, Secretary and General Counsel

Deborah L. Whitmire	56	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	65	Vice President and Chief Information Officer

Jamison Linden	47	Vice President and Chief Manufacturing Officer

Vince Tiano	57	Vice President and Chief Revenue Officer

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

Jeffrey I. Badgley has served as our Co-Chief Executive Officer since December 2013. Prior to serving as Co-Chief Executive officer, Mr. Badgley served in various executive positions, including Chief Executive Officer (1997 – 2003; 2011 – 2013), Co-Chief Executive Officer (2003 – 2011), President (1996 – 2011), and Vice President (1994 – 1996). In addition, Mr. Badgley served as a director from 1996 to 2014 and as Vice Chairman of the Board from 2011 to 2014. Mr. Badgley also served as Vice President to Miller Industries Towing Equipment Inc. from 1988 to 1996 and has been their President since 1996.

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

Deborah L. Whitmire has served as a director since February 2020, our Executive Vice President, Chief Financial Officer and Treasurer since January 2017, after serving as our Vice President and Corporate Controller from January 2014 to December 2016 and Corporate Controller to Miller Industries Towing Equipment Inc. from March 2005 to January 2014. From April 2000 to March 2005, Ms. Whitmire also served as Director of Finance – Manufacturing to Miller Industries Towing Equipment Inc. In addition, Ms. Whitmire served as Controller to Miller Industries Towing Equipment Inc. from October 1997 to April 2000 and Accounting Manager to Miller Industries Towing Equipment Inc. from October 1996 to October 1997.

Josias W. Reyneke has served as our Vice President since March 2021 and our Chief Information Officer since January 2017, after serving as our Vice President of Operations to Miller Industries Towing Equipment Inc. from July 2011 to December 2016. From 2002 to 2011, Mr. Reyneke served as Director of Management Information Systems and Materials of Miller Industries Towing Equipment Inc. Mr. Reyneke joined Miller Industries Towing Equipment Inc. as a consultant in 1997 to assist with the implementation of an enterprise resource planning system and was subsequently offered the position of Director of Management Information Systems in 1998, a position he held until 2002. Prior to 1998, Mr. Reyneke also served in various management positions for SE Technologies, Wheels of Africa and Toyota South Africa.

Jamison Linden has served as our Vice President and Chief Manufacturing Officer since January 2021, after serving as our Vice President of Operations from January 2017 to December 2020 and as Director of Special Projects from January 2015 to December 2016. From August 2012 to December 2014, Mr. Linden served as General Manager, Ooltewah Operations. In addition, Mr. Linden served as Production and Manufacturing Services Manager from December 2009 to July 2012 and Engineer from May 2004 to November 2009.

Vince Tiano has served as our Vice President and Chief Revenue Officer since January 2021. From May 1997 to December 2020, Mr. Tiano served as Vice President of Sales for Miller Industries Towing Equipment Inc.

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

Risks Relating to Our Operations

The continuing COVID-19 pandemic has, and could in the future continue to, materially and adversely affect our revenues, results of operations and financial condition.

The U.S. and other countries are experiencing outbreaks of several variants of COVID-19, which are continuing to spread to areas where we, our customers, our suppliers and our end users do business. The outbreak has resulted in governments around the world implementing at times stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, and were thus exempt from state and local business closure orders that were previously in effect in states where we have manufacturing facilities. However, as the pandemic continues, such orders and restrictions may be implemented or reinstated in states or localities that experience a rebound or surge in COVID-19 cases, including as a result of the emergence of new variants of the virus that may be more transmissible or virulent. Other organizations, businesses and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures taken to curb the spread of COVID-19 are disrupting normal business operations both in and outside of affected areas, including our business operations.

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

The businesses of towing and recovery equipment operators have been disrupted and they have limited and may continue to limit spending as a result of COVID-19, which could negatively impact their willingness to purchase new equipment from us or our independent distributors, and ultimately adversely affect our revenues. During the first half of 2020 we saw order cancellations and softening of demand, and although demand has since strengthened, it could again worsen depending on the duration, spread, and severity of the ongoing pandemic. The cancellation of major industry shows and events also reduced our ability to meet with existing and potential new customers to market our products.

The COVID-19 pandemic had a material adverse impact on our financial results and business operations, and economic and health conditions in the United States and across most of the globe continue to change dramatically from day to day as a result of the COVID-19 pandemic. The future impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the timing for our chassis and component parts suppliers resuming normal shipment levels, the effect of the pandemic on spending levels of towing and recovery equipment operators, the effect of the pandemic on our employees and employee turnover rates, including the impact of any vaccine mandates that might be implemented, and any additional preventative and protective actions that governments, or we or other businesses, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but should be anticipated to continue to have a material adverse impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to a general reduction in miles driven on roadways due to a decrease in travel.

Our dependence upon outside suppliers for component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, leaves us subject to changes in price and availability (including as a result of increased demand due to improving economic conditions, the impact of the COVID-19 pandemic and supply chain difficulties) and delays in receiving supplies of such parts, chassis or materials.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflict between Russia and Ukraine) and other factors impacting supply and demand pressures. Delays in shipments of our raw materials and purchased component parts, including truck chassis, and government actions related to tariffs on imports and trade policies have previously adversely impacted, and have the potential to further impact our revenues, results of operations and financial condition. We also will be monitoring the potential impact of the Russia conflict with Ukraine on our fuel costs and supply chain for materials, parts and components, particularly with respect to steel and items with substantial steel content.

Our third-party suppliers’ ability to supply us with component parts and chassis is limited by their available capacity to manufacture the component parts and chassis we require, and to secure adequate freight capacity to deliver them to our facilities. As the economy began to recover from the impact of the pandemic over the course of 2021, various supply chain disruptions impacted our ability to obtain on a timely basis certain raw materials and purchased component parts that are necessary to our production processes, as well as chassis from third party suppliers, and also resulted in substantial price increases for many materials and parts, and we are continuing to experience such difficulties in early 2022.  These supply chain difficulties have had a material adverse impact on our profitability and results of operations. Delays in deliveries of our finished products due to delays of purchased component parts and truck chassis used in our products could also adversely affect future demand for our products if our customers reduce their purchase levels with us and/or seek alternative solutions to meet their demand. If these delays, limitations on availability and price increases for raw materials, purchased component parts, and chassis continue, recur or worsen, they will continue to have a material adverse effect on production at our facilities.

Furthermore, as a result of our supply chain challenges, it has become more difficult to accurately forecast, purchase, warehouse and transport to our manufacturing facilities purchased materials, component parts and chassis at sufficient volumes. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully manage our inventory or our workforce to adapt to the increased complexity in our supply chain, we may incur unexpected production disruption, as well as storage, transportation and labor costs, which could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to meet our customers’ delivery schedules and could face the loss of orders or customers as a result.

To partially offset price increases for raw materials and purchased component parts, we have implemented multiple general price increases and cost surcharges during 2021 and have several others scheduled to take effect in the first half of 2022. While we have attempted to pass these increased costs on to our customers, there can be no assurance that we will be able to continue to do so in the future. Any further price increases for raw materials or purchased component parts that we use would require a long lead time to implement while the higher material costs would be felt much sooner.

Shortages, price increases and/or delays in shipments of our raw materials and purchased component parts, including truck chassis, have had and should be anticipated to continue to have a material adverse effect on our profitability, financial performance, competitive position and reputation.

We depend upon skilled labor to manufacture our products. Our business has recently been, and may continue to be, negatively affected by increased employee turnover rates and problems hiring and retaining skilled labor.

The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions. Accordingly, our ability to increase or maintain our current levels of sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements. We must attract, train and retain skilled employees while controlling related labor costs and maintaining our core values, including safety standards. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and increases in healthcare and other insurance costs.

In addition, employee turnover rates in the broader global economy have increased over the past year and may continue to remain elevated. Since the economy has begun to recover from the impact of the pandemic, we have experienced substantial increases in employee turnover and difficulties in hiring new workers for our skilled workforce, which has caused increased recruiting, training and retention costs. These workforce headwinds generally worsened over the course of the second half of 2021 and are continuing in 2022. This trend is anticipated to continue over the near term, and possibly longer. While the federal mandate of vaccinations for larger employers is now blocked in the courts and apparently no longer being pursued, implementation of any such government mandated vaccine program could impact our ability to retain current employees and attract new employees. Further, implementation could also have similar consequences for our suppliers, which may impact their ability to deliver the goods and services we need from them. We continue to monitor this workforce turnover and attempt to mitigate the risk associated with it through increased recruiting, training and retention efforts. The impact of these disruptions remains largely out of our control, and we currently anticipate that these factors will continue to have a material adverse impact on our profitability and results of operations during the first half of 2022 and possibly beyond.

We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities. In addition, while our employees are not currently members of a union, there can be no assurance that the employees at any of our facilities will not choose to become unionized in the future.

Demand from our customers and towing operators is affected by the availability of capital and access to credit.

The ability of our customers and of towing operators to purchase our products is affected by the availability of capital and credit to them. Our independent distributor customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases. More restrictive lending practices or an increase in the cost of such financing can prevent distributors from carrying adequate levels of inventory, which limits product offerings available to the end customer and could lead to reduced sales of our products. Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing upon acceptable terms. Volatility and disruption in the capital and credit markets, principally in the U.S. and Europe, in the past has decreased the availability of capital to, and credit capacity of, our customers and towing operators. In addition, in the past, certain providers of floor plan financing have exited the market, which made floor plan financing increasingly difficult for our independent distributor customers to secure at those times. This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and of towing operators to purchase towing and related equipment. This, in turn, has negatively impacted sales of our products. If customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

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

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies. This includes the uncertainty surrounding the ongoing military conflict between Russia and Ukraine and the United Kingdom’s “Brexit” from the European Union and their impact on European and worldwide economic and supply chain conditions, and on our international sales. These developments have created and may continue to create legal, political and economic uncertainties and impacts, including disruptions to trade and free movement of goods, services and people to and from Europe, disruptions to our workforce or the workforce of our suppliers or business partners. All of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, political unrest, terrorist acts, military conflict, including the ongoing military conflict between Russia and Ukraine, and disease outbreaks, including the COVID-19 pandemic, have increased the risks of doing business abroad in general.

Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic conditions in general, including the negative impacts of the COVID-19 pandemic on global economies. Adverse changes or continued uncertainty with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature. In years prior to the COVID-19 pandemic, the overall demand for our products and resulting revenues had been positively affected by recovering economic conditions and improving consumer sentiment. However, historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence, volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, including as a result of the continuing COVID-19 pandemic, political unrest, terrorist acts, military conflict and any other disease outbreaks, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

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

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance. Our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials. The ongoing military conflict between Russia and Ukraine is likely to result in substantial increases in fuel costs worldwide, and the extent and duration of such increases cannot be predicted at this time. Any of these factors could negatively affect our customers’ capacity for purchasing towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

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

Our facilities and operations could in the future be subject to regulations related to climate change and climate change itself may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot presently predict the nature and scope of those impacts.

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

Our credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2021 and anticipate that we will continue to be in compliance during 2022. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

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

We rely on the accuracy, capacity and security of our IT systems and our ability to update these systems in response to the changing needs of our business. We use our IT systems to collect and store confidential and sensitive data, including information about our business, our customers, our suppliers and our employees. We rely on IT systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our IT systems may be disrupted or fail for a number of reasons, including natural disasters, such as fires; power loss; software “bugs”, hardware defects or human error or malfeasance; or security breaches caused by hacking, computer viruses, malware, ransomware or other cyber-attacks. The risk of such cyber-attacks may be heightened as a result of the Russian conflict with Ukraine.

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

Any disruption, outage or breach of our IT systems could result in interruption of our business operations, damage to our reputation and a loss of confidence in our security measures, all of which could adversely affect our business. In addition, if our systems are improperly implemented, breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to significant claims, liability, or fines based upon alleged breaches of contract or applicable laws, which liabilities may not be covered by insurance. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Regulators globally are also imposing greater monetary fines for privacy violations including the General Data Protection Regulation (“GDPR”) that became effective in the European Union in 2018. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could increase our cost of providing our products and services.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.” As of February 28, 2022, there were approximately 413 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2021.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index and the Standard & Poor’s Construction Machinery & Heavy Trucks Index over the period of time from December 31, 2016 through December 31, 2021. The respective returns assume reinvestment of dividends paid.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Miller Industries, Inc.	100	98	102	140	144	126
NYSE Composite Index	100	116	103	126	131	155
S&P Construction Machinery & Heavy Trucks Index	100	144	125	141	166	199

ITEM 6.    [RESERVED]

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

We derive revenues primarily from product sales made through our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, and the cost and availability of purchased component parts, truck chassis and raw materials (including aluminum, steel and petroleum-related products).

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. Our domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to optimize our manufacturing processes.  We completed phase one of the implementation of an enterprise software solution during 2021, which we expect to substantially improve our administrative efficiency and customer service levels. As we retain our focus toward modernization, we continue to invest in robotics and automated material handling equipment across all of our domestic manufacturing facilities.

We opened our free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  Our latest new product, the M100, which we believe to be the world’s largest tow truck, was introduced in the fall of 2019.

All of our domestic facilities have undergone substantial expansion and modernization projects during the period 2017 to 2021, as we have invested over $82,000 on property, plant and equipment over this five-year period, including our most recent fabrication equipment upgrades at our Greeneville, Tennessee facilities.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process.

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

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, petroleum-related products and other raw materials, which represent a substantial part of our total cost of operations. Prices in raw materials can be affected by tariffs and quantitative restrictions, such as those that were imposed by the U.S. government in 2018. Historically, we have implemented price increases on our products to offset price increases in the raw materials that we use which will be fully-implemented over the course of 2022. We also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

As of December 31, 2021 and 2020, the Company owed $0 under its primary credit facility.

The supply chain disruptions and workforce retention challenges we experienced during 2021 were due primarily to continued impacts from COVID-19. These factors along with our new software system implementation caused substantial downward pressures on our revenues, margins and earnings during 2021. The business process improvements critical to developing our new software system are now operational. However, supply chain constraints continue to significantly reduce our ability to complete finished goods without timing delays. Nevertheless, based on our strong backlog and the current status of our process improvements, and assuming a continued easing of supply chain constraints and workforce challenges during 2022, we believe we have the opportunity to substantially improve our operating results in 2022.

Impact of COVID-19 and Supply Chain Disruptions

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

In March 2020, we drew $25,000 on our existing credit facility for working capital needs and as a precautionary measure to ensure future short-term cash flow requirements were met during the heightened uncertainty resulting from the COVID-19 pandemic, but repaid the balance in full later in 2020, as our cash position was stronger than anticipated. At December 31, 2021, we had cash and temporary investments of $54,332.

During the second and third quarters of 2020 we experienced material curtailments of new chassis deliveries due to shutdowns and production slowdowns at our suppliers’ facilities. We also experienced reductions in orders for our products at the beginning of the pandemic. This depressed demand along with the decreases in deliveries of chassis caused us to temporarily shut our domestic plants in Pennsylvania and Greeneville, Tennessee for several weeks at the end of the second quarter of 2020 and for the first few weeks of the third quarter of 2020. Our international plants also were adversely impacted and experienced shutdowns during the second quarter of 2020. While all of our plants were open for all of 2021, the possibility of new shutdowns of one or more of our facilities due to the COVID-19 pandemic remains.

As the economy improved over the course of 2021, significant supply chain challenges such as shortages and delivery delays in semiconductors and other component parts and price increases on many materials, including record high steel prices, impacted the operations of many companies on a global scale. We continued to experience these critical supply chain disruptions during the second half of 2021, which impacted our ability to obtain on a timely basis various raw materials and purchased component parts that are necessary to our production processes, including our ability to obtain chassis from third party suppliers, and also resulted in substantial price increases for many materials and component parts. We also continued to experience in the second half of 2021 increases in employee turnover rates and difficulties in hiring new workers for our skilled workforce, which has caused increased recruiting, training and retention costs. These supply chain and workforce headwinds generally worsened over the course of the second half of 2021, and are continuing into early 2022. We continue to monitor these disruptions and attempt to mitigate the risk associated with them, including by implementing several price increases and surcharges that will be fully-implemented over the course of 2022, and by relying more heavily on our in-house fabrication capabilities, which were significantly expanded in 2020. However, the impact of these disruptions remains largely out of our control and we currently anticipate that these factors will continue to have a material adverse impact on production at our facilities during the first half of 2022 and possibly beyond.

We implemented several price increases and surcharges for our products during 2021 and have announced several more for the first half of 2022 in an effort to address the substantial price increases for materials and component parts used in our production process. However, our price increases require a long lead time to implement and will not be fully implemented until later in 2022, while the higher material costs for raw materials or purchased component parts that we use is felt much sooner, which factors had a substantial adverse impact on our net income during the second half of 2021.

The impact of the COVID-19 pandemic and supply chain disruptions resulting from the economic recovery from the pandemic continue to unfold and their effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the ongoing pandemic, including as a result of the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the success of vaccination programs, the development of treatments or other vaccines, the demand for new equipment from towing equipment operators and the resumption of widespread economic activity and the success and timing of the general economy and our suppliers in resolving supply chain disruptions. While we know that COVID-19 related changes to our operating processes and supply chain disruptions experienced as the economy recovers from the impact of the pandemic have and will continue to impact our production levels for so long as they are in place, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the continuing COVID-19 pandemic and supply chain disruptions on our future operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, or to continuing or worsening supply chain disruptions and workforce turnover, or to a general reduction in miles driven on roadways due to a decrease in travel. We also will be monitoring the potential impact of the Russia conflict with Ukraine on our fuel costs and supply chain for materials, parts and components, particularly with respect to steel and items with substantial steel content.

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

Accounts Receivable

We extend credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience and any specific customer collection issues. While such bad debt expenses have historically been within expectations and the allowance established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. When calculating a provision for income tax for each of the years presented in the consolidated statements of income and deferred tax assets and liabilities as of each date presented in the consolidated balance sheets, we make significant estimates related to tax depreciation and inventory capitalization that are subject to review and that may change significantly prior to filing our income tax return. As such, the estimates made to calculate current and deferred tax expense represent a critical accounting estimate which could materially change in future periods.

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

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes because of the evaluation of new information not previously available to us. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

	2021	2020	2019
Net Sales	100.0%	100.0%	100.0%
Costs of operations	90.3%	88.0%	88.2%
Gross Profit	9.7%	12.0%	11.8%
Operating Expenses:
Selling, general and administrative	6.4%	6.1%	5.3%
Non-operating (income) expenses
Interest expense, net	0.2%	0.2%	0.3%
Other (income) expense, net	0.1%	(0.1)%	—%
Total expenses, net	6.7%	6.2%	5.6%
Income before income taxes	3.0%	5.8%	6.2%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net sales were $717,476 for the year ended December 31, 2021, compared to $651,286 for the year ended December 31, 2020, an increase of 10.2%. The increase in our revenue stream was largely attributable to not experiencing shutdown periods during 2021 that were necessary during 2020 due to the impact of the COVID-19 pandemic. Net domestic sales increased during the period from $556,540 to $627,573, and net foreign sales decreased from $94,746 to $89,903 during the same period.  Net sales during 2021 were adversely impacted by supply chain disruptions throughout the year, which increased work in process and inventories as deliveries of our products were delayed by delays in deliveries of certain critical final component parts from our suppliers, which in turn substantially increased our backlog of orders.

Costs of operations increased 13.0% to $647,624 for the year ended December 31, 2021 from $572,928 for the year ended December 31, 2020. Overall, costs of operations as a percentage of net sales increased from 88.0% for the year ended December 31, 2020 to 90.3% for the year ended December 31, 2021, primarily due to rising inflation, supply chain disruptions/constraints, and significant increases in labor costs. These factors were more pronounced during the third and fourth quarters of 2021, in comparison to the prior two quarters, which resulted in significantly increased costs, and contributed to a substantial decrease in net income during the second half of 2021.

Selling, general and administrative expenses for the year ended December 31, 2021 increased to $46,233 from $39,714 for the year ended December 31, 2020, primarily due to increases in travel related expenses and a resumption of activities that were suspended due to the onset of the COVID-19 pandemic during 2020. In addition, these costs were adversely impacted by increased salaries and inflationary pressures from the economic climate. As a percentage of net sales, selling, general and administrative expenses increased to 6.4% for 2021 from 6.1% for 2020, primarily due the factors indicated above. These factors were more pronounced during the third and fourth quarters of

2021, in comparison to the prior two quarters, which resulted in significantly increased expenses, and contributed to a substantial decrease in net income during the second half of 2021.

Interest expense, net increased to $1,355 for the year ended December 31, 2021 from $1,215 for the year ended December 31, 2020. Increases in interest expense, net were primarily due to decreases in interest income from distributor receivables, partially offset by decreases in interest payments on distributor floor planning and interest payments on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. The Company experienced a net foreign currency exchange loss of $536 for 2021 compared to a net exchange gain of $685 for 2020.

The provision for income taxes for the years ended December 31, 2021 and 2020 reflects a combined federal, state and foreign tax rate of 25.3% and 21.7%, respectively, which corresponds to a tax provision of $5,511 for 2021 as compared to $8,267 for 2020. Our tax rate in 2021 compares unfavorably to 2020 primarily due to an increased percentage of income recognized in foreign jurisdictions with higher statutory rates, which also prohibited the company from recognizing certain domestic deductions which reward higher levels of domestic earnings in comparison to earnings from foreign jurisdictions. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For a comparison of the 2020 to 2019 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” of our Annual Report on Form 10-K filed on March 3, 2021 for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

Cash provided by operating activities during 2021 was $15,268, compared to $60,709 provided during 2020. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. During 2021, we increased purchases of materials, components and chassis to ramp up production to meet rising demand as the global economy began to recover from the pandemic and to mitigate certain supply chain disruptions, and we also increased headcount in response to labor shortages and workforce retention challenges in our markets. These factors coupled with the increased costs of inventory and labor caused cash provided by operating activities to decrease in 2021.  Additionally, during 2020, our decreased revenue stream caused less cash to be used for purposes of new production while receivables from higher sales levels of the prior year continued to flow in, resulting in substantially greater cash provided by operating activities during 2020.  During 2021, we have largely used available cash flow from operations toward working capital needs, to pay for capital expenditures, and to pay dividends.

Cash used in investing activities during 2021 was $9,059, compared to $17,224 used during 2020. The cash used in investing activities for 2021 and 2020 was primarily for the purchase of property, plant and equipment, including a significant equipment upgrade project at our Greeneville, Tennessee location.

Cash used in financing activities during 2021 was $8,238, compared to $13,631 used during 2020. The cash used in financing activities in 2021 was attributable to dividend payments of $8,216 and an immaterial amount of payments on finance lease obligations. The cash used in financing activities in 2020 was primarily attributable to dividend payments of $8,212, net payments on the credit facility of $4,998, net payments on our French subsidiary’s loan of $400, and an immaterial amount of payments on finance lease obligations.

As of December 31, 2021, we had cash and cash equivalents of $54,332. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. In the latter half of 2021, supply chain bottlenecks required us to allocate cash to working capital at higher than our normal levels in order to allow inventory to be produced to completion as quickly as the supply chain allowed. As a result, the accounts payable balance and raw materials and work in process inventory balances at December 31, 2021 increased significantly when compared to the prior year balances. Such constraints also impacted our ability to reduce our backlog, which has increased to historic highs. These supply chain disruptions and bottlenecks are continuing into 2022, but we are optimistic that they will ease in the second half of 2022, allowing cash to be allocated to future capital projects consistent with the Company’s past practices and the buildup in backlog to be reduced.

At December 31, 2021, we had commitments of approximately $5,052 for the acquisition of property and equipment. As of December 31, 2021, we also had commitments of $3,751 in software license fees, all of which is expected to be settled over the next four years. In addition, as of December 31, 2021 we had purchase obligations of $90,494 arising from open purchase orders, which increased from $34,316 at December 31, 2020 as a result of supply chain constraints and increased production during the second half of 2021. We expect all such purchase order obligations will be settled during 2022.

We expect our primary sources of cash to be cash flow from operations and cash and temporary investments on hand at December 31, 2021, with borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2022 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2021 and 2020, $28,983 and $22,787, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries based in the local currency. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

During 2019, in addition to investments in manufacturing equipment technology, the Company purchased a facility in Chattanooga to be used in research and development and various other activities. During 2020 and 2021, the Company took advantage of temporary shutdown periods and engaged in a project to significantly upgrade fabrication equipment at its Greeneville, Tennessee location.

For a discussion of the 2020 reporting period, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” of our Annual Report on Form 10-K filed on March 3, 2021 for the fiscal year ended December 31, 2020.

Credit Facility and Other Obligations

Credit Facility

On December 21, 2020, we amended and restated our loan agreement with First Horizon Bank (formerly known as First Tennessee Bank National Association), which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date from May 31, 2022 to May 31, 2027 and make certain other conforming changes, (ii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $160,000 to $190,000 (the Company’s tangible net worth at December 31, 2021 was approximately $277,000), and (iii) allow for the sale and leaseback of certain equipment. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2019 and 2020. In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

Outstanding Borrowings

As of December 31, 2021 and 2020, the Company had no borrowings outstanding under the credit facility. During 2020, the Company continued to collect on accounts receivable while less cash was used on working capital expenditures during the periods of lower demand resulting from the COVID-19 pandemic, thus increasing cash available for payments on the credit facility. While our cash position is still strong, demand has strengthened and our backlog has increased during 2021, which has prompted us to increase our inventory in efforts to mitigate risk from supply chain bottlenecks, which has decreased our cash position in 2021.

Our French subsidiary, Jige International S.A., had an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan which matured at September 30, 2020.

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 1.10% at December 31, 2021. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2021.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $1,328 in non-cancellable operating lease obligations and $15 in non-cancellable finance lease obligations at December 31, 2021.  Leases with original contractual terms less than one year were excluded from non-cancellable lease obligations.

During 2021, we completed phase one of our enterprise software solution implementation which we expect to substantially improve our administrative efficiency and customer service levels.  We have $3,751 in remaining contractual payments under our agreement with the software provider, which extends through 2025.

Recent Accounting Pronouncements

Recently Issued Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805).  The update provides guidance on how to measure and recognize contract assets and contract liabilities when purchased as part of a business combination.  According to the guidance, the acquirer must follow ASC Topic 606 in accounting for the contract asset or contract liability being purchased.  The amendments in the update will be effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years.  The Company will apply the amendments prospectively.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.  The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions.  The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted.  The Company will apply the amendments prospectively.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

During the first quarter of 2021, the Company adopted ASU 2019-12 Income Taxes (Topic 740), which among other things requires the Company to recognize franchise tax that is partially based on income as an income-based tax. The Company applied the amendments in the update on a modified retrospective basis, which did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 1.10% at December 31, 2021. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2021.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2021, 2020, and 2019 the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange loss of $536, gain of $685, and loss of $274, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During 2021, we recognized a $2,156 decrease in our foreign currency translation adjustment account because of the weakening of the U.S. dollar against certain foreign currencies, primarily the euro, compared to an increase of $2,714 during 2020 and a decrease of $693 during 2019.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2021, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which appears herein.

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited Miller Industries, Inc.’s and its subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 of the Company and our report dated March 9, 2022, expressed an unqualified opinion.

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

/s/ Elliott Davis, LLC
Chattanooga, Tennessee
March 9, 2022

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act (if there are any applicable delinquencies to report), and our code of ethics applicable to our chief executive, financial and accounting officers, which information is incorporated by reference herein. Information relating to our executive officers is included in Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, will contain our compensation committee report, information relating to director and executive officer compensation and information relating to compensation committee interlocks and insider participation, each of which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, will contain information relating to security ownership of certain beneficial owners and management, which information is incorporated by reference herein.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, will contain information relating to the fees charged and services provided by Elliott Davis, LLC, our principal accountants, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this report.

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

3.Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	April 22, 2002	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	—	Form 10-K	March 6, 2019	3.2

4.1	Description of the Registrant’s Securities	—	Form 10-K	March 4, 2020	4.1

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.2	Form of Indemnification Agreement by and between the Registrant and each of Theodore H. Ashford, III, Jeffrey I. Badgley, A. Russell Chandler, III, Frank Madonia, William G. Miller, William G. Miller, II, Josias W. Reyneke, Leigh Walton, Deborah L. Whitmire, and Richard H. Roberts **	—	Form 10-Q	September 14, 1998	10

10.3	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

10.4	2013 Non-Employee Director Stock Plan**	—	Schedule 14A	April 22, 2013	Annex A

10.5	Amendment No. 1 to Miller Industries, Inc. 2013 Non-Employee Director Stock Plan**	—	Form 8-K	March 15, 2017	10.1

10.6	Miller Industries, Inc. 2016 Stock Incentive Plan **	—	Schedule 14A	April 19, 2017	Appendix A

10.7	Amended and Restated Loan Agreement, dated as of December 21, 2020, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Horizon Bank	—	Form 8-K	December 23, 2020	10.1

10.8	Amended and Restated Master Revolving Credit Note dated as of December 21, 2020 issued by the Registrant to First Horizon Bank	—	Form 8-K	December 23, 2020	10.2

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL
*	Filed herewith.
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

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Income Taxes

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company operates in many different geographic locations, including several foreign, state and local tax jurisdictions. Establishing its deferred income tax assets and liabilities and its provision for income taxes requires management to make assumptions and judgments regarding the application of complex tax laws and regulations as well as projected future operating results, eligible carry forward periods, and tax planning opportunities. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which management expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Management also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The Company recorded a provision for income taxes of $5.5 million for the year ended December 31, 2021 and net deferred income tax liabilities of $5.2 million as of December 31, 2021. As of December 31, 2021, management has determined that it is more likely than not that all of the Company’s deferred tax assets are realizable against expected future taxable income.

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

/s/ Elliott Davis, LLC

Chattanooga, Tennessee
March 9, 2022

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(In thousands, except share data)

	2021	2020

ASSETS
CURRENT ASSETS:
Cash and temporary investments	$54,332	$57,521
Accounts receivable, net of allowance for credit losses of $1,155 and $1,295 at December 31, 2021 and December 31, 2020, respectively	153,977	141,642
Inventories, net	114,908	83,939
Prepaid expenses	5,751	3,167
Total current assets	328,968	286,269
NONCURRENT ASSETS:
Property, plant and equipment, net	96,496	98,620
Right-of-use assets - operating leases	1,231	1,468
Goodwill	11,619	11,619
Other assets	533	434
TOTAL ASSETS	$438,847	$398,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,029	$85,534
Accrued liabilities	24,866	24,773
Current portion of operating lease obligation	361	354
Current portion of finance lease obligation	15	21
Total current liabilities	144,271	110,682
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease obligation	870	1,116
Noncurrent portion of finance lease obligation	—	15
Deferred income tax liabilities	5,170	4,144
Total liabilities	150,311	115,957

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,410,728 and 11,405,468, outstanding at December 31, 2021 and December 31, 2020, respectively	114	114
Additional paid-in capital	151,449	151,249
Accumulated surplus	141,918	133,879
Accumulated other comprehensive loss	(4,945)	(2,789)
Total shareholders’ equity	288,536	282,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$438,847	$398,410

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands, except per share data)

	2021	2020	2019

NET SALES	$717,476	$651,286	$818,166
COSTS OF OPERATIONS	647,624	572,928	721,678
GROSS PROFIT	69,852	78,358	96,488

OPERATING EXPENSES:
Selling, general and administrative expenses	46,233	39,714	43,394

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	1,355	1,215	2,378
Other (income) expense, net	498	(668)	331
Total expense, net	48,086	40,261	46,103

INCOME BEFORE INCOME TAXES	21,766	38,097	50,385
INCOME TAX PROVISION	5,511	8,267	11,274
NET INCOME	$16,255	$29,830	$39,111

INCOME PER COMMON SHARE	$1.42	$2.62	$3.43

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.72	$0.72

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,411	11,405	11,400

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)

	2021	2020	2019
NET INCOME	$16,255	$29,830	$39,111

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,156)	2,714	(693)
Total other comprehensive income (loss)	(2,156)	2,714	(693)

COMPREHENSIVE INCOME	$14,099	$32,544	$38,418

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2018	$114	$150,905	$81,354	$(4,810)	$227,563
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	4	—	4
BALANCE, January 1, 2019	114	150,905	81,358	(4,810)	227,567
Components of comprehensive income:
Net income	—	—	39,111	—	39,111
Foreign currency translation adjustments	—	—	—	(693)	(693)
Total comprehensive income	—	—	39,111	(693)	38,418
Issuance of common stock to non-employee directors (5,556)	—	150	—	—	150
Dividends paid, $0.72 per share	—	—	(8,208)	—	(8,208)
BALANCE, December 31, 2019	114	151,055	112,261	(5,503)	257,927
Components of comprehensive income:
Net income	—	—	29,830	—	29,830
Foreign currency translation adjustments	—	—	—	2,714	2,714
Total comprehensive income	—	—	29,830	2,714	32,544
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.72 per share	—	—	(8,212)	—	(8,212)
BALANCE, December 31, 2020	114	151,249	133,879	(2,789)	282,453
Components of comprehensive income:
Net income	—	—	16,255	—	16,255
Foreign currency translation adjustments	—	—	—	(2,156)	(2,156)
Total comprehensive income	—	—	16,255	(2,156)	14,099
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.72 per share	—	—	(8,216)	—	(8,216)
BALANCE, December 31, 2021	$114	$151,449	$141,918	$(4,945)	$288,536

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$16,255	$29,830	$39,111
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,036	9,598	9,127
(Gain) Loss on disposal of property, plant and equipment	(38)	17	(21)
Provision for credit losses	(137)	195	15
Issuance of non-employee director shares	200	194	150
Deferred tax provision	1,012	752	1,708
Changes in operating assets and liabilities:
Accounts receivable	(12,723)	27,375	(19,605)
Inventories	(32,071)	5,466	5,453
Prepaid expenses	(2,603)	1,652	(1,529)
Other assets	116	321	609
Accounts payable	33,939	(10,881)	(2,165)
Accrued liabilities	282	(3,810)	2,279
Net cash flows from operating activities	15,268	60,709	35,132
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,150)	(17,500)	(17,391)
Proceeds from sale of property, plant and equipment	91	276	328
Net cash flows from investing activities	(9,059)	(17,224)	(17,063)
FINANCING ACTIVITIES:
Net payments under credit facility	—	(4,998)	(10,002)
Payments of cash dividends	(8,216)	(8,212)	(8,208)
Net payments on other long-term obligations	—	(400)	(367)
Finance lease obligation payments	(22)	(21)	(20)
Net cash flows from financing activities	(8,238)	(13,631)	(18,597)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,160)	1,595	(437)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(3,189)	31,449	(965)
CASH AND TEMPORARY INVESTMENTS, beginning of period	57,521	26,072	27,037
CASH AND TEMPORARY INVESTMENTS, end of period	$54,332	$57,521	$26,072
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,570	$2,052	$3,249
Cash payments for income taxes, net of refunds	$5,890	$6,721	$10,067

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

Accounts Receivable

Receivables are stated at their estimated collectible amounts and consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and reasonable forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Write-offs to the allowance for credit losses were de minimis during each of the years ended December 31, 2021, 2020, and 2019, and with the exception of a de minimis balance, all accounts receivable at December 31, 2021 were generated during 2021. For a rollforward of the allowance for credit losses, see “Schedule II – Valuation and Qualifying Accounts” contained herein.

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Chassis	$5,753	$6,859
Raw materials	59,651	36,161
Work in process	33,994	16,282
Finished goods	15,510	24,637
	$114,908	$83,939

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

Property, plant and equipment at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Land and improvements	$15,495	$13,960
Buildings and improvements	79,299	83,320
Machinery and equipment	59,934	53,787
Furniture and fixtures	11,457	11,163
Software costs	10,383	6,327
	176,568	168,557
Less accumulated depreciation	(80,072)	(69,937)
	$96,496	$98,620

The Company recognized $11,036, $9,598 and $9,127, in depreciation and amortization expense in 2021, 2020 and 2019, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Income Per Common Share

Income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The Company had no outstanding stock options and no potential dilutive common shares for the years ended December 31, 2021, 2020, and 2019.

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

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2021 and 2020:

	2021	2020
Accrued wages, commissions, bonuses and benefits	$10,056	$10,510
Accrued products warranty	3,076	3,373
Accrued taxes	2,087	2,164
Other	9,647	8,726
	$24,866	$24,773

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

Stock-Based Compensation

Stock compensation expense resulting from shares issued to non-employee directors was $200, $194, and $150 for the years ended December 31, 2021, 2020 and 2019, respectively.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2021, 2020 and 2019, was $2,416, $2,915 and $2,483, respectively.

The table below provides a summary of the warranty liability for December 31, 2021 and 2020:

	2021	2020
Accrual at beginning of the year	$3,373	$3,859
Provision	2,416	2,915
Settlement and Other	(2,713)	(3,401)
Accrual at end of year	$3,076	$3,373

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. However, certain balances in such accounts backed by the U.S. Government exceed insurance limits at times throughout the year. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. There were no customers with a trade account receivable balance greater than 10% at December 31, 2021 or 2020.

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $3,564, $4,718 and $3,702 for 2021, 2020 and 2019, respectively.

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

Recent Accounting Pronouncements

Recently Issued Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805).  The update provides guidance on how to measure and recognize contract assets and contract liabilities when purchased as part of a business combination.  According to the guidance, the acquirer must follow ASC Topic 606 in accounting for the contract asset or contract liability being purchased.  The amendments in the update will be effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years.  The Company will apply the amendments prospectively.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.  The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions.  The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted.  The Company will apply the amendments prospectively.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

During the first quarter of 2021, the Company adopted ASU 2019-12 Income Taxes (Topic 740), which among other things requires the Company to recognize franchise tax that is partially based on income as an income-based tax. The Company applied the amendments in the update on a modified retrospective basis, which did not have a material impact on the Company’s consolidated financial statements or related disclosures.

3.LONG-TERM OBLIGATIONS

Long-Term Obligations

On December 21, 2020, we amended and restated our loan agreement with First Horizon Bank, which governs our existing $50,000 unsecured revolving credit facility, to (i) renew and extend the maturity date to May 31, 2027 and make certain other conforming changes, (ii) amend the tangible net worth covenant to increase the minimum required compliance level thereunder from $160,000 to $190,000 (the Company’s tangible net worth at December 31, 2021 was approximately $277,000), and (iii) allow for the sale and leaseback of certain equipment. The credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. Covenants under the credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2019, 2020 and 2021. In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum. The Company will pay a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly. Interest expense on the credit facility was $75, $235, and $684 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company had no outstanding borrowings under the credit facility at December 31, 2021 and 2020.

Our French subsidiary, Jige International S.A., had an agreement with Banque Européenne du Crédit Mutuel for an unsecured fixed rate loan which matured at September 30, 2020.

Interest Rate Sensitivity. Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio (for a rate of interest of 1.10% at December 31, 2021). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2021.

4.STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. At the Annual Meeting of Shareholders of the Company held on May 26, 2017, the Company’s shareholders voted to approve the Miller Industries, Inc. 2016 Stock Incentive Plan, pursuant to which 800,000 shares of common stock are available for issuance pursuant to awards granted under the plan. No awards may be granted under the Company’s 2016 Stock Incentive Plan on or after August 1, 2026. Shares available for granting options at each of the years ended December 31, 2021, 2020 and 2019 were 800,000. No options were granted during the years ended December 31, 2021, 2020 and 2019.

5.COMMITMENTS AND CONTINGENCIES

Leasing Activities

The Company leases certain equipment and facilities under long-term non-cancellable operating and finance lease agreements.  The leases expire at various dates through 2027.  Certain of the lease agreements contain renewal options.  For those leases that have renewal options, the Company included these renewal periods in the lease term if the Company determined it was reasonably certain to exercise the renewal option. Lease payments during such renewal periods were also considered in the calculation of right-of-use assets and lease obligations.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at December 31, 2021 and December 31, 2020.

	2021	2020
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(64)	(42)
Finance lease right-of-use assets, net	$14	$36

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2022	$402	$15
2023	325	—
2024	271	—
2025	248	—
2026	80	—
Thereafter	2	—
Total lease payments	1,328	15
Less Imputed Interest	(97)	—
Lease obligation at December 31, 2021	$1,231	$15

The lease cost and certain other information during the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$22	$21	$21
Interest on lease obligation	1	2	2
Total finance lease cost	23	23	23
Total operating lease cost	419	399	585
Short-term lease cost	493	558	1,231
Total lease cost	$935	$980	$1,839

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$419	$397	$582
Financing cash flows from finance leases	22	21	20

Right-of-use assets obtained in exchange for new finance lease obligations	—	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	143	123	265

The weighted average remaining lease term for operating leases and finance leases at December 31, 2021 was 3.9 years and 0.7 years, respectively.  The weighted average remaining lease term for operating and finance leases at December 31, 2020 was 4.6 and 1.9, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2021 was 3.1% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2020 was 3.2% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the year ended December 31, 2021, 2020, and 2019 of $226, $211, and $223, respectively.  The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the year ended December 31, 2021, 2020, and 2019 of $113, $114, and $109, respectively.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $47,883 and $56,822 at December 31, 2021 and 2020, respectively. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The

Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at December 31, 2021 or 2020. No repurchases of products were required during 2021 or 2020.

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

Income before income taxes includes the following components:

	2021	2020	2019
United States	$10,947	$31,183	$41,220
Foreign	10,819	6,914	9,165
Total	$21,766	$38,097	$50,385

The provision for income taxes on income consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Current:
Federal	$1,126	$5,099	$6,422
State	343	96	53
Foreign	3,016	2,344	3,083
	4,485	7,539	9,558
Deferred:
Federal	981	734	1,599
State	13	9	17
Foreign	32	(15)	100
	1,026	728	1,716
	$5,511	$8,267	$11,274

The principal differences between the federal statutory tax rate and the income tax expense during the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	1.3%	0.2%	0.1%
Excess of foreign tax over US tax on foreign income	3.6%	2.3%	2.5%
Domestic tax deductions and credits	(1.6)%	(1.0)%	(0.4)%
Foreign Derived Intangible Income deduction	—%	(0.8)%	(1.1)%
Other	1.0%	—%	0.3%
Effective tax rate	25.3%	21.7%	22.4%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Allowance for credit losses	$229	$250
Accruals and reserves	1,917	1,768
Other	503	218
Total deferred tax assets	2,649	2,236
Deferred tax liabilities:
Property, plant, and equipment	7,811	6,375
Other	8	5
Total deferred tax liabilities	7,819	6,380
Valuation Allowance	—	—
Net deferred tax asset/(liability)	$(5,170)	$(4,144)

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

As of December 31, 2021 and 2020, the Company had no federal net operating loss carryforwards, and a state net operating loss carryforward of approximately $124.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. At December 31, 2021 and 2020, the Company reported no unrecognized tax benefits in the consolidated balance sheets and no activity relating to unrecognized tax positions were recognized in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2017 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2018.

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

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2021, 2020 and 2019 were as follows:

			Dividend
Payment	Record Date	Payment Date	(per share)	Amount

Q1 2019	March 18, 2019	March 25, 2019	$0.18	$2,052
Q2 2019	June 10, 2019	June 17, 2019	0.18	2,051
Q3 2019	September 9, 2019	September 16, 2019	0.18	2,053
Q4 2019	December 9, 2019	December 16, 2019	0.18	2,052
Total for 2019			$0.72	$8,208

Q1 2020	March 16, 2020	March 23, 2020	$0.18	$2,053
Q2 2020	June 8, 2020	June 15, 2020	0.18	2,053
Q3 2020	September 7, 2020	September 14, 2020	0.18	2,053
Q4 2020	December 7, 2020	December 14, 2020	0.18	2,053
Total for 2020			$0.72	$8,212

Q1 2021	March 15, 2021	March 22, 2021	$0.18	$2,054
Q2 2021	June 7, 2021	June 14, 2021	0.18	2,054
Q3 2021	September 3, 2021	September 13, 2021	0.18	2,054
Q4 2021	December 6, 2021	December 13, 2021	0.18	2,054
Total for 2021			$0.72	$8,216

8.EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2021, 2020 and 2019, the Company matched 50%of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $1,179, $1,021 and $1,030 in 2021, 2020 and 2019, respectively.

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

	2021		2020		2019
		Long-		Long-		Long-
		Lived		Lived		Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
North America	$627,573	$104,231	$556,540	$106,323	$697,002	$97,650

Foreign	89,903	5,115	94,746	5,384	121,164	6,344

	$717,476	$109,346	$651,286	$111,707	$818,166	$103,994

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of December 31, 2021 and December 31, 2020, contract liability balances were $257 and $272, respectively, and are included in accrued liabilities on the accompanying consolidated balance sheets. During the each of the years ended December 31, 2021 and 2020, the company did not increase contract liabilities.  During 2019, the Company increased contract liabilities by $310. During the years ended December 31, 2021, 2020, and 2019, respectively, the Company settled $15, $52 and $361 of this liability with a contract credit in lieu of satisfaction of these obligations. The Company did not have any contract assets at December 31, 2021 or 2020. Terms on account receivables vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the years ended December 31, 2021, 2020, or 2019.

10.CUSTOMER INFORMATION

No single customer accounted for 10% or more of consolidated net sales for 2021, 2020 and 2019.

11.SUBSEQUENT EVENTS

On March 1, 2022, the Company granted 160,000 restricted stock units (RSUs) to its executive officers. The RSUs vest evenly over a five-year period and have a grant date fair value per share of $29.95.

On March 7, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable March 28, 2022 to shareholders of record as of March 21, 2022.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at		Accounts	Balance at
	Beginning	Charged to	Written	End of
	of Period	Expense	Off	Period

Year Ended December 31, 2019
Deduction from asset accounts:
Allowance for credit losses	$1,112	15	(21)	$1,106

Year Ended December 31, 2020
Deduction from asset accounts:
Allowance for credit losses	$1,106	195	(6)	$1,295

Year Ended December 31, 2021
Deduction from asset accounts:
Allowance for credit losses	$1,295	(137)	(3)	$1,155

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2022.

MILLER INDUSTRIES, INC.

By:	/s/ William G. Miller, II
William G. Miller, II
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 9th day of March, 2022.

Signature	Title

/s/ William G. Miller	Chairman of the Board of Directors
William G. Miller

/s/ William G. Miller, II	President, Chief Executive Officer and Director
William G. Miller, II

/s/ Deborah L. Whitmire	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)
Deborah L. Whitmire

/s/ Theodore H. Ashford, III	Director
Theodore H. Ashford, III

/s/ A. Russell Chandler, III	Director
A. Russell Chandler, III

/s/ Richard H. Roberts	Director
Richard H. Roberts

/s/ Leigh Walton	Director
Leigh Walton

S-1