Form 10-Q
period 2022-03-31
MILLER INDUSTRIES INC /TN/
filed 2022-05-04
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 29, 2022 was 11,416,716.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, petroleum-related products, including as a result of increased demand due to improving market conditions, general inflation, the war in Ukraine, the impact of the COVID-19 pandemic and supply chain difficulties;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from increasing inflationary pressures, geopolitical uncertainties and the continuing negative impacts of the COVID-19 pandemic;
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	increased employee turnover rates and problems hiring or retaining skilled labor to manufacture our products;
●	our customers’ and end users’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes in recent years, prior to the COVID-19 pandemic;
●	various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation, and geopolitical instability such as the war in Ukraine;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;

●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which discussion is incorporated herein by this reference.

Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2022	December 31,
	(Unaudited)	2021
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$29,292	$54,332
Accounts receivable, net of allowance for credit losses of $1,200 and $1,155 at March 31, 2022 and December 31, 2021, respectively	193,884	153,977
Inventories, net	124,348	114,908
Prepaid expenses	8,743	5,751
Total current assets	356,267	328,968
NONCURRENT ASSETS:
Property, plant and equipment, net	97,787	96,496
Right-of-use assets - operating leases	1,167	1,231
Goodwill	11,619	11,619
Other assets	641	533
TOTAL ASSETS	$467,481	$438,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$139,311	$119,029
Accrued liabilities	23,016	24,866
Current portion of operating lease obligation	349	361
Current portion of finance lease obligation	9	15
Total current liabilities	162,685	144,271
NONCURRENT LIABILITIES:
Long-term obligations	10,000	—
Noncurrent portion of operating lease obligation	816	870
Deferred income tax liabilities	5,134	5,170
Total liabilities	178,635	150,311

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,416,716 and 11,410,728 outstanding at March 31, 2022 and December 31, 2021, respectively	114	114
Additional paid-in capital	151,724	151,449
Accumulated surplus	141,928	141,918
Accumulated other comprehensive loss	(4,920)	(4,945)
Total shareholders’ equity	288,846	288,536
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$467,481	$438,847

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2022	2021

NET SALES	$215,545	$169,912
COSTS OF OPERATIONS	200,205	154,081
GROSS PROFIT	15,340	15,831

OPERATING EXPENSES:
Selling, general and administrative expenses	12,386	11,051

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	418	275
Other (income) expense, net	52	276
Total expense, net	12,856	11,602

INCOME BEFORE INCOME TAXES	2,484	4,229
INCOME TAX PROVISION	419	1,051
NET INCOME	$2,065	$3,178

BASIC INCOME PER COMMON SHARE	$0.18	$0.28
DILUTED INCOME PER COMMON SHARE	$0.18	$0.28

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,417	11,410
Diluted	11,421	11,410

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2022	2021
NET INCOME	$2,065	$3,178

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	25	760
Total other comprehensive income	25	760

COMPREHENSIVE INCOME	$2,090	$3,938

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2020	$114	$151,249	$133,879	$(2,789)	$282,453
Components of comprehensive income:
Net income	—	—	3,178	—	3,178
Foreign currency translation adjustment	—	—	—	760	760
Total comprehensive income	—	—	3,178	760	3,938
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, March 31, 2021	$114	$151,449	$135,003	$(2,029)	$284,537

BALANCE, December 31, 2021	$114	$151,449	$141,918	$(4,945)	$288,536
Components of comprehensive income:
Net income	—	—	2,065	—	2,065
Foreign currency translation adjustment	—	—	—	25	25
Total comprehensive income	—	—	2,065	25	2,090
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	75	—	—	75
Dividends paid, $0.18 per share	—	—	(2,055)	—	(2,055)
BALANCE, March 31, 2021	$114	$151,724	$141,928	$(4,920)	$288,846

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2022	2021
OPERATING ACTIVITIES:
Net income	$2,065	$3,178
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,793	2,440
(Gain) Loss on disposal of property, plant and equipment	—	5
Provision for credit losses	45	51
Issuance of non-employee director shares	200	200
Stock-based compensation on nonvested restricted stock units	75	—
Deferred tax provision	(37)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(39,960)	(25,812)
Inventories	(9,434)	(568)
Prepaid expenses	(2,992)	(3,377)
Other assets	(38)	37
Accounts payable	20,272	27,557
Accrued liabilities	(1,925)	(861)
Net cash flows from operating activities	(28,936)	2,847
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,091)	(2,489)
Proceeds from sale of property, plant and equipment	8	—
Net cash flows from investing activities	(4,083)	(2,489)
FINANCING ACTIVITIES:
Net borrowings under credit facility	10,000	—
Payments of cash dividends	(2,055)	(2,054)
Finance lease obligation payments	(6)	(5)
Net cash flows from financing activities	7,939	(2,059)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	40	379
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(25,040)	(1,322)
CASH AND TEMPORARY INVESTMENTS, beginning of period	54,332	57,521
CASH AND TEMPORARY INVESTMENTS, end of period	$29,292	$56,199
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$467	$280
Cash payments for income taxes, net of refunds	$572	$604

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

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

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326).  The update will require entities with financing receivables to disclose gross write-offs by year of origination of the receivable. The amendments in the update will be effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied prospectively. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Standards

During the first quarter of 2022, the Company adopted ASU 2021-10, Government Assistance (Topic 832), which requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.  The amendments require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.          BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share were calculated using the following:

	Three Months Ended
	March 31
	2022	2021

Net Income	$2,065	$3,178

Basic and Diluted Common Shares
Weighted Average Shares Outstanding - Basic	11,417	11,410
Dilution for Assumed Exercises of Nonvested Restricted Stock Units	4	—
Weighted Average Common Shares Outstanding - Diluted	11,421	11,410

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. The Company uses the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted income per share. For the three months ended March 31, 2022, none of the nonvested restricted stock units would have been anti-dilutive. There were no nonvested restricted stock units granted or outstanding during the three months ended March 31, 2021.

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

	For the Three Months Ended
	March 31,
	2022	2021
Net Sales:
North America	$194,351	$146,687
Foreign	21,194	23,225
	$215,545	$169,912

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of March 31, 2022, and December 31, 2021, contract liability balances were each $257, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three months ended March 31, 2022, or during the three months ended March 31, 2021. The Company did not have any contract assets at March 31, 2022 or December 31, 2021.

The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and reasonable forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were de minimis during the three months ended March 31, 2022 and during the three months ended March 31, 2021.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. Sales from one customer made up approximately 10% of total Company sales during the three months ended March 31, 2022. No one customer made up greater than 10% of total Company sales during the three months ended March 31, 2021. Trade accounts receivable from one customer made up approximately 10% of total Company accounts receivable at March 31, 2022. There were no customers with trade accounts receivable greater than 10% of total accounts receivable at December 31, 2021.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Chassis	$6,664	$5,753
Raw materials	62,628	59,651
Work in process	38,398	33,994
Finished goods	16,658	15,510
	$124,348	$114,908

6.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2021 and during the first three months of 2022, and it is anticipated that the Company will continue to be in compliance during the remainder of 2022.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

During the first quarter of 2022, the Company drew $10,000 on its credit facility for working capital needs and retained $10,000 in outstanding borrowings under its credit facility at March 31, 2022. At December 31, 2021, the Company had $0 in outstanding borrowings under the credit facility.  At March 31, 2022, the Company had cash and temporary investments of $29,292.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets and had the following values at March 31, 2022 and December 31, 2021.

	2022	2021
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(69)	(64)
Finance lease right-of-use assets, net	$9	$14

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2022	$304	$10
2023	336	—
2024	283	—
2025	247	—
2026	92	—
Thereafter	2	—
Total lease payments	1,264	10
Less imputed interest	(99)	(1)
Lease obligation at March 31, 2022	$1,165	$9

The lease cost and certain other information during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31
	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$5	$5
Interest on lease obligation	1	1
Total finance lease cost	6	6
Total operating lease cost	106	106
Short-term lease cost	166	127
Total lease cost	$278	$239

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$107	$106
Financing cash flows from finance leases	6	5

Right-of-use assets obtained in exchange for new operating lease obligations	31	—

The weighted average remaining lease term for operating leases and finance leases at March 31, 2022 was 3.7 years and 0.4 years, respectively.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2021 was 3.9 years and 0.7 years, respectively. The weighted average discount rate for operating leases and finance leases at March 31, 2022 was 3.1% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2021 was 3.1% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended March 31, 2022 and 2021 of $55 and $56, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $33 and $28 during the three months ended March 31, 2022 and 2021, respectively.

Other Commitments

At March 31, 2022 and December 31, 2021, the Company had commitments of approximately $9,590 and $5,052, respectively, for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  Related to this project, at both March 31, 2022 and December 31, 2021, the Company had commitments of approximately $3,751 in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $55,054 at March 31, 2022, and $47,883 at December 31, 2021. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its commitment under these arrangements and concluded that there is no probable loss associated with these potential repurchase obligations and thus no associated liability was recognized at March 31, 2022 or December 31, 2021.

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

8.          INCOME TAXES

As of March 31, 2022, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were not significant at March 31, 2022.

9.          SUBSEQUENT EVENTS

Dividends

On May 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 13, 2022 to shareholders of record as of June 6, 2022.

Subsequent to March 31, 2022, the Company drew $10,000 on its credit facility, which increased the balance to $20,000 at May 4, 2022.

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

Our industry is cyclical in nature. Until the onset of the COVID-19 pandemic, the overall demand for our products and resulting revenues in recent years have been positively affected by favorable economic conditions, such as lower fuel prices, and positive consumer sentiment in our industry. However, historically, the overall demand for our products and our resulting revenues has at times been negatively affected by:

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

Recent Developments

As the economy improved over the course of 2021 from the initial phases of the COVID-19 pandemic, we experienced increasingly significant supply chain challenges such as shortages and delivery delays in component parts and raw materials which impacted our ability to obtain on a timely basis various raw materials and purchased component parts that are necessary to our production processes, as well as substantial price increases for many of these materials and component parts. We also continued to experience increases in employee turnover rates and difficulties in hiring new workers for our skilled workforce, which caused increased recruiting, training and retention costs during this period. These supply chain difficulties were generally lessening as 2022 began but the impact of the war in Ukraine, lingering effects of COVID-19 in the U.S. and abroad and general economic conditions have slowed this improvement.

We implemented several price increases and surcharges for our products during 2021. In an effort to address the accelerating price increases for materials and component parts that we experienced in the first quarter of 2022 (particularly after the commencement of the war in Ukraine), we recently increased our previously announced April 1, 2022 surcharge from 3% to 11% and our previously announced 5% price increase effective June 1, 2022 remains unchanged.  However, these additional increases are being implemented during the second quarter of 2022, while the higher costs for raw materials and purchased component parts that we use is felt much sooner. These factors had a substantial adverse impact on our net income during the second half of 2021 and first quarter of 2022, and they likely will continue to have such adverse impact if prices for our materials and component parts continue to increase over the course of 2022.

Supply chain disruptions and workforce retention challenges continued to significantly reduce our ability to complete finished goods without timing delays during the first quarter 2022 and to increase our costs of operations. In addition, general inflationary pressures have substantially increased in the first quarter of 2022. We continue to monitor these supply chain disruptions and inflationary pressures (including the impact of the Russia conflict with Ukraine) and attempt to mitigate the risk associated with them, including by implementing the price increases (including those described above), by pursuing additional production capabilities through capital deployment, such as our first quarter purchase of an additional small facility in Ooltewah, TN to be used for the production of small carrier units, and by relying more heavily on our in-house fabrication capabilities, which were significantly expanded in 2020.

Based on our strong backlog, announced surcharge and price increases and the current status of our process improvements, we believe we are well positioned to improve our operating results over the course of 2022, but our performance will be heavily influenced by whether supply chain constraints and inflationary pressures worsen due to the war in Ukraine or other geopolitical factors, the lingering effects of COVID-19, general economic factors or any other reason.  The impact of these factors remains largely out of our control, and we currently anticipate that they will continue to have a material adverse impact on our production and net income over the course of 2022.

At December 31, 2021, the Company owed $0 under its primary credit facility.  During the first three months of 2022, the Company drew $10,000 for working capital needs. The Company also drew an additional $10,000 from the credit facility for working capital needs subsequent to March 31, 2022 and retains a balance on its credit facility of $20,000 at May 4, 2022.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first three months of 2022.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.

Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net sales for the three months ended March 31, 2022 increased 26.9% to $215,545 from $169,912 for the comparable period in 2021. The increase in revenue reflects continued economic recovery and some supply chain improvement in certain of our product classes. Net domestic sales increased during the three-month period ended March 31, 2022 to $194,351 from $146,687 for the comparable period in 2021, while net foreign sales decreased to $21,194 from $23,225 during the same three-month period.

Costs of operations for the three months ended March 31, 2022 increased 29.9% to $200,205 from $154,081 for the comparable period in 2021. Costs of operations increased as a percentage of sales to 92.9%, compared to 90.7% for the comparable period in 2021, primarily due to higher prices for components, part scarcity resulting from supply chain challenges, and wage inflation.

Selling, general and administrative expenses for the three months ended March 31, 2022 increased to $12,386 from $11,051 for the comparable period in 2021 due to increased software licensing and personnel related costs. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2022 decreased to 5.7% from 6.5% in the comparable period in 2021, as a result of the increase in revenue.

Interest expense, net increased to $418 from $275 for the three months ended March 31, 2022 as compared to the prior year period. Increases in interest expense, net were primarily due to increases in floor plan interest payments.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. For the three months ended March 31, 2022 the Company experienced a net foreign currency exchange loss of $52, compared to a net loss of $271 for the three months ended March 31, 2021.

The provision for income taxes for the three months ended March 31, 2022 and 2021 reflects a combined effective U.S. federal, state and foreign tax rate of 16.9% and 24.9%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings. Favorable tax adjustments in foreign jurisdictions drove the decrease in the effective tax rate for the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash used in operating activities was $28,936 for the three months ended March 31, 2022, compared to cash provided by operating activities of $2,847 in the comparable period in 2021. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in net cash flows from operating activities during the three months ended March 31, 2022, in comparison to the three months ended March 31, 2021, is primarily due to recent increases in inventory purchases associated with increased production levels and necessary to mitigate supply chain constraints, coupled with increases in receivables related to recent upticks in sales.

Cash used in investing activities was $4,083 for the three months ended March 31, 2022 compared to $2,489 for the comparable period in 2021. The cash used in investing activities for the three months ended March 31, 2022 was for purchases of property, plant and equipment, including the purchase of an additional facility in Ooltewah, TN to be used for the production of small carriers. Cash used in investing activities for the three months ended March 31, 2021 was also for purchases of property, plant and equipment.

Cash provided by financing activities was $7,939 for the three months ended March 31, 2022, compared to cash used in financing activities of $2,059 for the comparable period in 2021. Net cash flows from financing activities for the three months ended March 31, 2022 resulted from advances from the credit facility of $10,000, partially offset by the payment of cash dividends of $2,055 and an immaterial amount of payments on finance lease obligations. Net cash flows from financing activities for the three months ended March 31, 2021 resulted from the payment of cash dividends of $2,054 and an immaterial amount of payments on finance lease obligations.

As of March 31, 2022, we had cash and temporary investments of $29,292, and an additional $40,000 in available borrowings under our existing credit facility ($30,000 as of May 4, 2022). Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At March 31, 2022, the Company had commitments of approximately $9,590 for the acquisition of property, plant and equipment.  At March 31, 2022, we also had a commitment of approximately $3,751 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and temporary investments on hand at March 31, 2022 and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs during the remainder of 2022 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the COVID-19 related economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2022 and December 31, 2021, $26,521 and $24,415, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2021 and during the first three months of 2022, and it is anticipated that the Company will continue to be in compliance during the remainder of 2022.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company had $10,000 and $0, respectively, in outstanding borrowings under the credit facility at March 31, 2022 and December 31, 2021.  Subsequent to March 31, 2022, the Company drew an additional $10,000 for working capital needs and had $20,000 in outstanding borrowings at May 4, 2022.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at March 31, 2022 and December 31, 2021, we had approximately $1,264 and $1,328 in non-cancelable operating lease obligations, and $10 and $15 in non-cancelable finance lease obligations, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest 1.45% at March 31, 2022. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows as of and for the three months ended March 31, 2022.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations have a translation impact on our financial position and results of operations. During the three months ended March 31, 2022, we recognized a $25 unrealized gain in our foreign currency translation equity adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound, compared to a $760 unrealized gain for the respective prior year period. These amounts were recognized as unrealized gains in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended March 31, 2022 and 2021, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange losses of $52 and $271, respectively.

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

ITEM 1A.          RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On May 2, 2022 the Compensation Committee of the Board approved an annual salary increase for Mr. Bill Miller, the Company’s Chairman of the Board, from $319,737 to $662,500, effective as of January 1, 2022. Mr. Miller’s salary had not increased since 2013 and the Compensation Committee determined that an increase was merited to recognize the time and effort that Mr. Miller devoted to the Company’s affairs and the value generated by these efforts.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

Date: May 4, 2022