Form 10-Q
period 2022-06-30
MILLER INDUSTRIES INC /TN/
filed 2022-08-03
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 29, 2022 was 11,416,716.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, petroleum-related products, including as a result of increased demand from improving market conditions, general inflation, the war in Ukraine, the impact of the COVID-19 pandemic and supply chain difficulties;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from increasing inflationary pressures, economic and geopolitical uncertainties and the continuing negative impacts of the COVID-19 pandemic;
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	increased employee turnover rates and problems hiring or retaining skilled labor to manufacture our products;
●	our customers’ and end users’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes as the economy and our markets recover from the COVID-19 pandemic;
●	various political, economic and other uncertainties relating to our international operations, including restrictive taxation and foreign currency fluctuation, and geopolitical instability such as the war in Ukraine;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;

●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which discussion is incorporated herein by this reference.

Such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2022	December 31,
	(Unaudited)	2021
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$31,129	$54,332
Accounts receivable, net of allowance for credit losses of $1,230 and $1,155 at June 30, 2022 and December 31, 2021, respectively	191,246	153,977
Inventories, net	141,191	114,908
Prepaid expenses	7,446	5,751
Total current assets	371,012	328,968
NONCURRENT ASSETS:
Property, plant and equipment, net	113,550	96,496
Right-of-use assets - operating leases	1,050	1,231
Goodwill	11,619	11,619
Other assets	618	533
TOTAL ASSETS	$497,849	$438,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$137,702	$119,029
Accrued liabilities	25,397	24,866
Current portion of operating lease obligation	326	361
Current portion of finance lease obligation	4	15
Total current liabilities	163,429	144,271
NONCURRENT LIABILITIES:
Long-term obligations	40,000	—
Noncurrent portion of operating lease obligation	722	870
Deferred income tax liabilities	5,232	5,170
Total liabilities	209,383	150,311

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,416,716 and 11,410,728 outstanding at June 30, 2022 and December 31, 2021, respectively	114	114
Additional paid-in capital	151,946	151,449
Accumulated surplus	143,631	141,918
Accumulated other comprehensive loss	(7,225)	(4,945)
Total shareholders’ equity	288,466	288,536
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$497,849	$438,847

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

NET SALES	$201,500	$181,158	$417,045	$351,070
COSTS OF OPERATIONS	183,126	160,568	383,331	314,649
GROSS PROFIT	18,374	20,590	33,714	36,421

OPERATING EXPENSES:
Selling, general and administrative expenses	12,651	12,019	25,037	23,070

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	628	340	1,046	615
Other (income) expense, net	275	(48)	327	228
Total expense, net	13,554	12,311	26,410	23,913

INCOME BEFORE INCOME TAXES	4,820	8,279	7,304	12,508
INCOME TAX PROVISION	1,063	1,763	1,482	2,814
NET INCOME	$3,757	$6,516	$5,822	$9,694

BASIC INCOME PER COMMON SHARE	$0.33	$0.57	$0.51	$0.85
DILUTED INCOME PER COMMON SHARE	$0.33	$0.57	$0.51	$0.85

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,417	11,411	11,417	11,411
Diluted	11,417	11,411	11,421	11,411

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
NET INCOME	$3,757	$6,516	$5,822	$9,694

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,305)	579	(2,280)	1,339
Total other comprehensive income (loss)	(2,305)	579	(2,280)	1,339

COMPREHENSIVE INCOME	$1,452	$7,095	$3,542	$11,033

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data and per share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2020	$114	$151,249	$133,879	$(2,789)	$282,453
Components of comprehensive income:
Net income	—	—	3,178	—	3,178
Foreign currency translation adjustment	—	—	—	760	760
Total comprehensive income	—	—	3,178	760	3,938
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, March 31, 2021	114	151,449	135,003	(2,029)	284,537
Components of comprehensive income:
Net income	—	—	6,516	—	6,516
Foreign currency translation adjustment	—	—	—	579	579
Total comprehensive income	—	—	6,516	579	7,095
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2021	$114	$151,449	$139,465	$(1,450)	$289,578

BALANCE, December 31, 2021	$114	$151,449	$141,918	$(4,945)	$288,536
Components of comprehensive income:
Net income	—	—	2,065	—	2,065
Foreign currency translation adjustment	—	—	—	25	25
Total comprehensive income	—	—	2,065	25	2,090
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	75	—	—	75
Dividends paid, $0.18 per share	—	—	(2,055)	—	(2,055)
BALANCE, March 31, 2022	$114	$151,724	$141,928	$(4,920)	$288,846
Components of comprehensive income:
Net income	—	—	3,757	—	3,757
Foreign currency translation adjustment	—	—	—	(2,305)	(2,305)
Total comprehensive income	—	—	3,757	(2,305)	1,452
Stock-based compensation on nonvested restricted stock units	—	222	—	—	222
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2022	$114	$151,946	$143,631	$(7,225)	$288,466

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(In thousands, except share data)

(Unaudited)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2022	2021
OPERATING ACTIVITIES:
Net income	$5,822	$9,694
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,623	5,334
(Gain) Loss on disposal of property, plant and equipment	(36)	(1)
Provision for credit losses	81	71
Issuance of non-employee director shares	200	200
Stock-based compensation on nonvested restricted stock units	297	—
Deferred tax provision	56	113
Changes in operating assets and liabilities:
Accounts receivable	(37,708)	(19,784)
Inventories	(27,482)	(7,314)
Prepaid expenses	(1,716)	(4,270)
Other assets	34	104
Accounts payable	19,194	22,115
Accrued liabilities	808	(1,043)
Net cash flows from operating activities	(34,827)	5,219
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,840)	(5,418)
Proceeds from sale of property, plant and equipment	8	4
Net cash flows from investing activities	(22,832)	(5,414)
FINANCING ACTIVITIES:
Net borrowings under credit facility	40,000	—
Payments of cash dividends	(4,109)	(4,108)
Finance lease obligation payments	(11)	(11)
Net cash flows from financing activities	35,880	(4,119)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(1,424)	727
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(23,203)	(3,587)
CASH AND TEMPORARY INVESTMENTS, beginning of period	54,332	57,521
CASH AND TEMPORARY INVESTMENTS, end of period	$31,129	$53,934
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,022	$663
Cash payments for income taxes, net of refunds	$1,496	$3,585

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except as otherwise noted)

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

Recently Adopted Standards

During the first quarter of 2022, the Company adopted ASU 2021-10, Government Assistance (Topic 832), which requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.  The amendments require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions.  The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3.          BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share were calculated using the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Net Income	$3,757	$6,516	$5,822	$9,694

Basic and Diluted Common Shares
Weighted Average Shares Outstanding - Basic	11,417	11,411	11,417	11,411
Dilution for Assumed Exercises of Nonvested Restricted Stock Units	—	—	4	—
Weighted Average Common Shares Outstanding - Diluted	11,417	11,411	11,421	11,411

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. The Company uses the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted income per share. For the three months ended June 30, 2022, all 160 thousand nonvested restricted stock units would have been anti-dilutive. For the six months ended June 30, 2022, none of the nonvested restricted stock units would have been anti-dilutive. There were no nonvested restricted stock units granted or outstanding during the three or six months ended June 30, 2021.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales:
North America	$185,635	$161,882	$379,986	$308,570
Foreign	15,865	19,276	37,059	42,500
	$201,500	$181,158	$417,045	$351,070

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of June 30, 2022, and December 31, 2021, contract liability balances were each $257, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three and six months ended June 30, 2022, or during the three and six months ended June 30, 2021. The Company did not have any contract assets at June 30, 2022 or December 31, 2021.

The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were de minimis during the three and six months ended June 30, 2022 and during the three and six months ended June 30, 2021.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. Sales from one customer made up approximately 10% of total Company sales during the three and six months ended June 30, 2022. No one customer made up greater than 10% of total Company sales during the three or six months ended June 30, 2021. Accounts receivable from no one customer made up greater than 10% of total Company trade accounts receivable at June 30, 2022 or December 31, 2021.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Chassis	$10,655	$5,753
Raw materials	66,843	59,651
Work in process	43,229	33,994
Finished goods	20,464	15,510
	$141,191	$114,908

6.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2021 and during the first six months of 2022, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

During the first six months of 2022, the Company drew $40,000 on its credit facility for working capital needs and retained $40,000 in outstanding borrowings under its credit facility at June 30, 2022. At December 31, 2021, the Company had $0 in outstanding borrowings under the credit facility.  At June 30, 2022, the Company had cash and temporary investments of $31,129.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets and had the following values at June 30, 2022 and December 31, 2021.

	2022	2021
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(74)	(64)
Finance lease right-of-use assets, net	$4	$14

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

	Operating Lease Obligation	Finance Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2022	$191	$4
2023	319	—
2024	268	—
2025	234	—
2026	87	—
Thereafter	1	—
Total lease payments	1,100	4
Less imputed interest	(52)	—
Lease obligation at June 30, 2022	$1,048	$4

The lease cost and certain other information during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$5	$6	$10	$11
Interest on lease obligation	—	—	1	1
Total finance lease cost	5	6	11	12
Total long-term operating lease cost	99	107	205	213
Total short-term operating lease cost	117	119	283	246
Total lease cost	$221	$232	$499	$471

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$99	$107	$206	$213
Financing cash flows from finance leases	5	6	11	11

Right-of-use assets obtained in exchange for new operating lease obligations	37	—	68	—

The weighted average remaining lease term for operating leases and finance leases at June 30, 2022 was 3.5 years and 0.2 years, respectively.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2021 was 3.9 years and 0.7 years, respectively. The weighted average discount rate for operating leases and finance leases at June 30, 2022 was 3.1% and 4.0%, respectively. The weighted average discount rate for operating leases and finance leases at December 31, 2021 was 3.1% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended June 30, 2022 and 2021 of $53 and $57, respectively, and related lease costs during the six months ended June 30, 2022 and 2021 of $108 and $113, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $38 and $28 during the three months ended June 30, 2022 and 2021, respectively, and related lease costs of $71 and $56 during the six months ended June 30, 2022 and 2021.

Other Commitments

At June 30, 2022 and December 31, 2021, the Company had commitments of approximately $8,769 and $5,052, respectively, for construction and acquisition of property, plant and equipment. The Company is also migrating its enterprise resource planning (ERP) system to a multi-tenant cloud environment which includes global ERP, human capital management, data analytics and the use of artificial intelligence.  Related to this project, at June 30, 2022 and December 31, 2021, the Company had commitments of approximately $2,874 and $3,751, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $57,319 at June 30, 2022, and $47,883 at December 31, 2021. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its commitment under these arrangements and concluded that there is no probable loss associated with these potential repurchase obligations and thus no associated liability was recognized at June 30, 2022 or December 31, 2021.

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

8.          INCOME TAXES

As of June 30, 2022, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were not significant at June 30, 2022.

9.          SUBSEQUENT EVENTS

Credit Facility

Subsequent to June 30, 2022, the Company received a commitment from First Horizon Bank to expand its existing loan agreement from $50,000 to $100,000 on substantially the same terms and with the same May 31, 2027 maturity date. This commitment is subject only to the completion of customary documentation amending the existing loan agreement. The Company drew an additional $5,000 on its credit facility subsequent to June 30, 2022, which increased the balance to $45,000 at August 3, 2022.

Dividends

On August 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable September 12, 2022, to shareholders of record as of September 5, 2022.

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

We derive revenues primarily from product sales made to our network of domestic and foreign independent distributors. Our revenues are sensitive to a variety of factors including general economic conditions as well as demand for, and price of, our products, our technological competitiveness, our reputation for providing quality products and reliable service, competition within our industry, and the cost and availability of purchased component parts, truck chassis and raw materials (including aluminum, steel and petroleum-related products).

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. Our domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to optimize our manufacturing processes.  We completed phase one of the implementation of an enterprise software solution during 2021, which will substantially improve our administrative efficiency and customer service levels. As we retain our focus toward modernization, we continue to invest in robotics and automated material handling equipment across all of our domestic manufacturing facilities.

We opened our free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  All of our domestic facilities have undergone substantial expansion and modernization projects during the period 2017 to 2021. We invested over $82,000 on property, plant and equipment during this five-year period, including our most recent fabrication equipment upgrades at our Greeneville, Tennessee facilities.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process.

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

Recent Developments

Despite the economy improving over the course of 2021, we experienced increasingly significant supply chain challenges such as shortages and delivery delays in component parts and raw materials which impacted our ability to obtain on a timely basis various raw materials and purchased component parts that are necessary to our production processes, as well as substantial price increases for many of these materials and component parts. We also continued to experience increases in employee turnover rates and difficulties in hiring new workers for our skilled workforce, which caused increased recruiting, training and retention costs during this period. These supply chain difficulties were generally lessening as 2022 began but the impact of the war in Ukraine, lingering effects of COVID-19 in the U.S. and abroad and general economic conditions have slowed this improvement over the course of 2022.

We implemented several price increases and surcharges for our products during 2021 and the first six months of 2022. In an effort to address the accelerating price increases for materials and component parts that we experienced in the first and second quarters of 2022 (particularly after the commencement of the war in Ukraine), we increased our surcharge from 3% to 11% on April 1, 2022, and our previously announced 5% price increase became effective on June 1, 2022.  However, these price increases were implemented during the second quarter of 2022, while the higher costs for raw materials and purchased component parts that we use were felt much sooner. These factors had a substantial adverse impact on our net income during the second half of 2021 and first half of 2022, and they likely will continue to have such adverse impact if prices for our materials and component parts continue to increase over the course of 2022.

Supply chain disruptions and workforce retention challenges continued to significantly reduce our ability to complete finished goods without timing delays during the second quarter of 2022 and to increase our costs of operations. In addition, general inflationary pressures have substantially increased in the first half of 2022. These factors significantly impacted our inventory levels, particularly with increases to work in process inventory. We continue to monitor these supply chain disruptions and inflationary pressures (including the impact of the Russia conflict with Ukraine) and attempt to mitigate the risk associated with them, including by implementing price increases (including those described above), by pursuing additional production capabilities through capital deployment, such as our first quarter 2022 purchase of an additional small facility in Ooltewah, TN to be used for the production of small carrier units, and by relying more heavily on our in-house fabrication capabilities, which were significantly expanded in 2020.

Based on our strong backlog, surcharge and price increases and the current status of our process improvements, we believe we are well positioned to improve our operating results over the course of 2022, but our performance will be heavily influenced by whether supply chain constraints and inflationary pressures worsen due to the war in Ukraine or other geopolitical factors, the lingering effects of COVID-19, the threat of recession and general economic factors or any other reason.  The impact of these factors remains largely out of our control, and we currently anticipate that they will continue to have a material adverse impact on our production capabilities and net income over the course of 2022.

At December 31, 2021, the Company owed $0 under its primary credit facility.  During the first six months of 2022, the Company drew $40,000 for working capital needs. The Company also drew an additional $5,000 from the credit facility for working capital needs subsequent to  June 30, 2022 and retains a balance on its credit facility of $45,000 at August 3, 2022.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first six months of 2022.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.

Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net sales for the three months ended June 30, 2022 increased 11.2% to $201,500 from $181,158 for the comparable period in 2021. The increase in revenue reflects economic recovery and some supply chain improvement in certain of our product classes. Net domestic sales increased during the three months ended June 30, 2022 to $185,635 from $161,882 for the comparable period in 2021, while net foreign sales decreased to $15,865 from $19,276 during the same three-month period.

Costs of operations for the three months ended June 30, 2022 increased 14.0% to $183,126 from $160,568 for the comparable period in 2021. Costs of operations increased as a percentage of sales to 90.9%, compared to 88.6% for the comparable period in 2021, primarily due to higher prices for components, parts scarcity resulting from supply chain challenges, and wage inflation.

Selling, general and administrative expenses for the three months ended June 30, 2022 increased to $12,651 from $12,019 for the comparable period in 2021 due to increased personnel related costs. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2022 decreased to 6.3% from 6.6% in the comparable period in 2021, as a result of the increase in revenue.

Interest expense, net increased to $628 from $340 for the three months ended June 30, 2022 as compared to the prior year period. Increases in interest expense, net were primarily due to increases in floor plan interest payments and increased borrowings on our credit facility.

For the three months ended June 30, 2022 the Company recognized a net foreign currency exchange loss of $311, compared to a net gain of $42 for the three months ended June 30, 2021, reflecting foreign currency gains and loss on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the three months ended June 30, 2022 and 2021 reflects a combined effective U.S. federal, state and foreign tax rate of 22.1% and 21.3%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net sales for the six months ended June 30, 2022 increased 18.8% to $417,045 from $351,070 for the comparable period in 2021. The increase in revenue reflects economic recovery and some supply chain improvement in certain of our product classes. Net domestic sales increased during the six months ended June 30, 2022 to $379,986 from $308,570 for the comparable period in 2021, while net foreign sales decreased to $37,059 from $42,500 during the same six-month period.

Costs of operations for the six months ended June 30, 2022 increased 21.8% to $383,331 from $314,649 for the comparable period in 2021. Costs of operations increased as a percentage of sales to 91.9%, compared to 89.6% for the comparable period in 2021, primarily due to higher prices for components, part scarcity resulting from supply chain challenges, and wage inflation.

Selling, general and administrative expenses for the six months ended June 30, 2022 increased to $25,037 from $23,070 for the comparable period in 2021 due to increased software licensing and personnel related costs. As a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2022 decreased to 6.0% from 6.6% in the comparable period in 2021, as a result of the increase in revenue.

Interest expense, net increased to $1,046 from $615 for the six months ended June 30, 2022 as compared to the prior year period. Increases in interest expense, net were primarily due to increases in floor plan interest payments and increased borrowings on our credit facility.

For the six months ended June 30, 2022 the Company experienced a net foreign currency exchange loss of $363, compared to a net loss of $229 for the six months ended June 30, 2021, reflecting foreign currency gains and losses on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the six months ended June 30, 2022 and 2021 reflects a combined effective U.S. federal, state and foreign tax rate of 20.3% and 22.5%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings. Favorable tax adjustments in foreign jurisdictions drove the decrease in the effective tax rate for the six months ended June 30, 2022.

Liquidity and Capital Resources

Cash used in operating activities was $34,827 for the six months ended June 30, 2022, compared to cash provided by operating activities of $5,219 in the comparable period in 2021. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in net cash flows from operating activities during the six months ended June 30, 2022, in comparison to the six months ended June 30, 2021, is primarily due to recent increases in inventory purchases associated with increased production levels and necessary to mitigate supply chain constraints, coupled with increases in receivables related to increases in sales during the first half of 2022.

Cash used in investing activities was $22,832 for the six months ended June 30, 2022 compared to $5,414 for the comparable period in 2021. The cash used in investing activities for the six months ended June 30, 2022 was for purchases of property, plant and equipment, including the purchase of an aircraft, fabrication equipment, and an additional facility in Ooltewah, TN to be used for the production of small carriers.

Cash provided by financing activities was $35,880 for the six months ended June 30, 2022, compared to cash used in financing activities of $4,119 for the comparable period in 2021. Net cash flows from financing activities for the six months ended June 30, 2022 resulted from advances from the credit facility of $40,000, partially offset by the payment of cash dividends of $4,109 and an immaterial amount of payments on finance lease obligations. Net cash flows from financing activities for the six months ended June 30, 2021 resulted from the payment of cash dividends of $4,108 and an immaterial amount of payments on finance lease obligations.

As of June 30, 2022, we had cash and temporary investments of $31,129, and an additional $10,000 in available borrowings under our existing credit facility ($45,000 as of August 3, 2022). Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At June 30, 2022, the Company had commitments of approximately $8,769 for the acquisition of property, plant and equipment.  At June 30, 2022, we also had a commitment of approximately $2,874 in software license fees. We expect our primary sources of cash to be cash flows from operations, cash and temporary investments on hand at June 30, 2022 and borrowings under our credit facility as needed, including the increase of our existing unsecured credit facility as described below under “Credit Facilities and Other Obligations – Credit Facility.” We expect these sources to be sufficient to satisfy our cash needs for at least the next year. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the supply chain related economic and other factors discussed above and elsewhere in this Quarterly Report, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2022 and December 31, 2021, $21,960 and $28,983, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2021 and during the first half of 2022, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In the absence of a default, all borrowings under the credit facility bear interest at the LIBOR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company had $40,000 and $0, respectively, in outstanding borrowings under the credit facility at June 30, 2022 and December 31, 2021.  Subsequent to June 30, 2022, the Company drew an additional $5,000 for working capital needs and had $45,000 in outstanding borrowings at August 3, 2022.

The Company recently received a commitment from First Horizon Bank to expand our existing loan agreement from $50,000 to $100,000 on substantially the same terms and with the same May 31, 2027 maturity date. This commitment is subject only to the completion of customary documentation amending the existing loan agreement.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at June 30, 2022 and December 31, 2021, we had approximately $1,100 and $1,328 in non-cancelable operating lease obligations, and $4 and $15 in non-cancelable finance lease obligations, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest of 2.79% at June 30, 2022. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows as of and for the three months ended June 30, 2022.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations have a translation impact on our financial position and results of operations. During the three and six months ended June 30, 2022, we recognized a $2,305 unrealized loss and a $2,280 unrealized loss, respectively, in our foreign currency translation equity adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound. During the three and six months ended June 30, 2021, we recognized a $579 unrealized gain and a $1,339 unrealized gain, respectively. These amounts were recognized as unrealized gains in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended June 30, 2022 and 2021, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were a net foreign currency exchange loss of $311 and a $42 gain, respectively. For the six months ended June 30, 2022 and 2021, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange losses of $363 and $229, respectively.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On August 1, 2022, the Board of Directors of the Company adopted and approved, effective immediately, the Third Amended and Restated Bylaws of the Company (the “Bylaws”), which amended Section 1.8 (Voting) of the Bylaws to provide for plurality voting in director elections. The foregoing description is qualified in its entirety by the Bylaws, which are attached hereto as Exhibit 3.1 and incorporated herein by reference.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Third Amended and Restated Bylaws of the Registrant*

10	Commitment Letter from First Horizon Bank to the Registrant dated August 2, 2022*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

Date: August 3, 2022