Form 10-Q
period 2022-09-30
MILLER INDUSTRIES INC /TN/
filed 2022-11-09
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2022 was 11,416,716.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business may be deemed to be forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate,” “forecast,” “target” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, petroleum-related products, including as a result of increased demand from improving market conditions, general inflation, the war in Ukraine, as further discussed below, the impact of the COVID-19 pandemic and related variants and supply chain difficulties;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from increasing inflationary pressures, economic and geopolitical uncertainties (including the war in Ukraine) and the continuing and any potential future negative impacts of the COVID-19 pandemic;
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	increased employee turnover rates and the ability to attract and retain skilled labor to manufacture our products;
●	the potential negative impacts of various actions taken by the federal government in response to economic volatility and inflationary pressures, including the impact on our customers’ and end users’ access to capital and credit to fund purchases;
●	operational challenges caused by increased sales volumes as the economy and markets recover from the conditions related to the COVID-19 pandemic;
●	future impacts resulting from the war in Ukraine, which include or could include (among other effects) disruption in global commodity and other markets, increased prices for energy, supply shortages and supplier financial risk;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;

●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which discussion is incorporated herein by this reference.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,
	2022	December 31,
	(Unaudited)	2021
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$33,208	$54,332
Accounts receivable, net of allowance for credit losses of $1,268 and $1,155 at September 30, 2022 and December 31, 2021, respectively	167,887	153,977
Inventories, net	144,382	114,908
Prepaid expenses	6,053	5,751
Total current assets	351,530	328,968
NONCURRENT ASSETS:
Property, plant and equipment, net	112,545	96,496
Right-of-use assets - operating leases	944	1,231
Goodwill	11,619	11,619
Other assets	626	533
TOTAL ASSETS	$477,264	$438,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,477	$119,029
Accrued liabilities	30,124	24,866
Current portion of operating lease obligation	316	361
Current portion of finance lease obligation	—	15
Total current liabilities	137,917	144,271
NONCURRENT LIABILITIES:
Long-term obligations	45,000	—
Noncurrent portion of operating lease obligation	628	870
Deferred income tax liabilities	5,195	5,170
Total liabilities	188,740	150,311

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,416,716 and 11,410,728 outstanding at September 30, 2022 and December 31, 2021, respectively	114	114
Additional paid-in capital	152,169	151,449
Accumulated surplus	146,807	141,918
Accumulated other comprehensive loss	(10,566)	(4,945)
Total shareholders’ equity	288,524	288,536
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$477,264	$438,847

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

NET SALES	$205,557	$164,715	$622,602	$515,785
COSTS OF OPERATIONS	182,377	146,883	565,708	461,532
GROSS PROFIT	23,180	17,832	56,894	54,253

OPERATING EXPENSES:
Selling, general and administrative expenses	14,673	11,983	39,710	35,053

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	1,042	286	2,088	901
Other (income) expense, net	666	206	993	434
Total expense, net	16,381	12,475	42,791	36,388

INCOME BEFORE INCOME TAXES	6,799	5,357	14,103	17,865
INCOME TAX PROVISION	1,567	1,511	3,049	4,325
NET INCOME	$5,232	$3,846	$11,054	$13,540

BASIC INCOME PER COMMON SHARE	$0.46	$0.34	$0.97	$1.19
DILUTED INCOME PER COMMON SHARE	$0.46	$0.34	$0.97	$1.19

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.54	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,417	11,411	11,417	11,411
Diluted	11,417	11,411	11,418	11,411

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
NET INCOME	$5,232	$3,846	$11,054	$13,540

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(3,341)	(1,501)	(5,621)	(162)
Total other comprehensive income (loss)	(3,341)	(1,501)	(5,621)	(162)

COMPREHENSIVE INCOME	$1,891	$2,345	$5,433	$13,378

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data and per share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2020	$114	$151,249	$133,879	$(2,789)	$282,453
Components of comprehensive income:
Net income	—	—	3,178	—	3,178
Foreign currency translation adjustment	—	—	—	760	760
Total comprehensive income	—	—	3,178	760	3,938
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, March 31, 2021	114	151,449	135,003	(2,029)	284,537
Components of comprehensive income:
Net income	—	—	6,516	—	6,516
Foreign currency translation adjustment	—	—	—	579	579
Total comprehensive income	—	—	6,516	579	7,095
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2021	114	151,449	139,465	(1,450)	289,578
Components of comprehensive income:
Net income	—	—	3,846	—	3,846
Foreign currency translation adjustment	—	—	—	(1,501)	(1,501)
Total comprehensive income	—	—	3,846	(1,501)	2,345
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, September 30, 2021	$114	$151,449	$141,257	$(2,951)	$289,869

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(In thousands, except share data)

(Unaudited)

BALANCE, December 31, 2021	$114	$151,449	$141,918	$(4,945)	$288,536
Components of comprehensive income:
Net income	—	—	2,065	—	2,065
Foreign currency translation adjustment	—	—	—	25	25
Total comprehensive income	—	—	2,065	25	2,090
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	75	—	—	75
Dividends paid, $0.18 per share	—	—	(2,055)	—	(2,055)
BALANCE, March 31, 2022	114	151,724	141,928	(4,920)	288,846
Components of comprehensive income:
Net income	—	—	3,757	—	3,757
Foreign currency translation adjustment	—	—	—	(2,305)	(2,305)
Total comprehensive income	—	—	3,757	(2,305)	1,452
Stock-based compensation on nonvested restricted stock units	—	222	—	—	222
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2022	114	151,946	143,631	(7,225)	288,466
Components of comprehensive income:
Net income	—	—	5,232	—	5,232
Foreign currency translation adjustment	—	—	—	(3,341)	(3,341)
Total comprehensive income	—	—	5,232	(3,341)	1,891
Stock-based compensation on nonvested restricted stock units	—	223	—	—	223
Dividends paid, $0.18 per share	—	—	(2,056)	—	(2,056)
BALANCE, September 30, 2022	$114	$152,169	$146,807	$(10,566)	$288,524

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2022	2021
OPERATING ACTIVITIES:
Net income	$11,054	$13,540
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,628	8,124
(Gain) Loss on disposal of property, plant and equipment	(52)	7
Provision for credit losses	126	118
Issuance of non-employee director shares	200	200
Stock-based compensation on nonvested restricted stock units	520	—
Deferred tax provision	19	9
Changes in operating assets and liabilities:
Accounts receivable	(15,147)	10,312
Inventories	(32,625)	(24,990)
Prepaid expenses	(359)	(3,209)
Other assets	51	190
Accounts payable	(10,190)	2,204
Accrued liabilities	6,173	531
Net cash flows from operating activities	(31,602)	7,036
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,127)	(7,857)
Proceeds from sale of property, plant and equipment	8	6
Net cash flows from investing activities	(25,119)	(7,851)
FINANCING ACTIVITIES:
Net borrowings under credit facility	45,000	—
Payments of cash dividends	(6,165)	(6,162)
Finance lease obligation payments	(15)	(16)
Net cash flows from financing activities	38,820	(6,178)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(3,223)	(121)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(21,124)	(7,114)
CASH AND TEMPORARY INVESTMENTS, beginning of period	54,332	57,521
CASH AND TEMPORARY INVESTMENTS, end of period	$33,208	$50,407
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,902	$1,104
Cash payments for income taxes, net of refunds	$1,277	$5,153

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

3.          BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share were calculated using the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

Net Income	$5,232	$3,846	$11,054	$13,540

Basic and Diluted Common Shares
Weighted Average Shares Outstanding - Basic	11,417	11,411	11,417	11,411
Dilution for Assumed Exercises of Nonvested Restricted Stock Units	—	—	1	—
Weighted Average Common Shares Outstanding - Diluted	11,417	11,411	11,418	11,411

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. The Company uses the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted income per share. For the three months ended September 30, 2022, all 160 nonvested restricted stock units would have been anti-dilutive. For the nine months ended September 30, 2022, none of the nonvested restricted stock units would have been anti-dilutive. There were no nonvested restricted stock units granted or outstanding during the three or nine months ended September 30, 2021.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales:
North America	$182,249	$142,338	$562,235	$450,908
Foreign	23,308	22,377	60,367	64,877
	$205,557	$164,715	$622,602	$515,785

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of September 30, 2022, and December 31, 2021, contract liability balances were $274 and $257, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three and nine months ended September 30, 2022, or during the three and nine months ended September 30, 2021. The Company did not have any contract assets at September 30, 2022 or December 31, 2021.

The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were de minimis during the three and nine months ended September 30, 2022 and during the three and nine months ended September 30, 2021.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. Sales from one customer made up approximately 12% and 11% of total Company sales during the three and nine months ended September 30, 2022, respectively. No one customer made up greater than 10% of total Company sales during the three or nine months ended September 30, 2021. Accounts receivable from no one customer made up greater than 10% of total Company trade accounts receivable at September 30, 2022 or December 31, 2021.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Chassis	$14,974	$5,753
Raw materials	70,531	59,651
Work in process	44,334	33,994
Finished goods	14,543	15,510
	$144,382	$114,908

6.          LONG-TERM OBLIGATIONS

Credit Facility

On October 28, 2022, the Company and certain of its subsidiaries entered into (a) a First Amendment to Amended and Restated Loan Agreement with First Horizon Bank (successor in interest to First Tennessee Bank National Association, “First Horizon”) and (b) an Amended and Restated Master Revolving Credit Note, dated as of October 28, 2022, in the maximum principal amount of $100.0 million, with a maturity date of May 31, 2027 (the “Amended Note” and together with the Amended Note, collectively, the “Amendment Documents”).

The Amendment Documents amend the Company’s existing credit facility evidenced by the Amended and Restated Loan Agreement dated as of December 21, 2020 (the “Prior Credit Agreement”) which had provided a $50.0 million unsecured revolving credit facility with First Horizon (the “Prior Credit Facility”) to, among other things: (i) provide for revolving credit availability up to a maximum principal amount of $100.00 million, (ii) make certain technical and operational adjustments necessary to implement one (1) month Term SOFR as the primary interest rate index and (iii) include a new asset coverage financial covenant test. All other material terms and conditions of the Prior Credit Facility as evidenced by the Prior Credit Agreement remain unchanged, including the maturity date of May 31, 2027.

During the first nine months of 2022, the Company drew $45,000 on its credit facility for working capital needs and retained $45,000 in outstanding borrowings under its credit facility at September 30, 2022. At December 31, 2021, the Company had $0 in outstanding borrowings under the credit facility.  At September 30, 2022 and December 31, 2022, the Company had cash and temporary investments of $33,208 and $54,332, respectively.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the condensed consolidated balance sheets.

A maturity analysis of the undiscounted cash flows of operating lease obligations is as follows:

Operating Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2022	$96
2023	323
2024	274
2025	239
2026	87
Thereafter	1
Total lease payments	1,020
Less imputed interest	(76)
Lease obligation at September 30, 2022	$944

The lease cost and certain other information during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$4	$5	$14	$16
Interest on lease obligation	—	—	1	1
Total finance lease cost	4	5	15	17
Total long-term operating lease cost	95	107	300	320
Total short-term operating lease cost	141	116	424	362
Total lease cost	$240	$228	$739	$699

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$95	$107	$301	$320
Financing cash flows from finance leases	4	5	15	16

Right-of-use assets obtained in exchange for new operating lease obligations	67	6	135	6

The weighted average remaining lease term for operating leases at September 30, 2022 was 3.3 years.  The weighted average remaining lease term for operating leases and finance leases at December 31, 2021 was 3.9 years and 0.7 years, respectively. The weighted average discount rate for operating leases at September 30, 2022 was 3.1%. The weighted average discount rate for operating leases and finance leases at December 31, 2021 was 3.1% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended September 30, 2022 and 2021 of $50 and $59, respectively, and related lease costs during the nine months ended September 30, 2022 and 2021 of $158 and $172, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $38 and $27 during the three months ended September 30, 2022 and 2021, respectively, and related lease costs of $109 and $83 during the nine months ended September 30, 2022 and 2021, respectively.

Other Commitments

At September 30, 2022 and December 31, 2021, the Company had commitments of approximately $5,616 and $5,052, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics and the use of artificial intelligence.  During the implementation of these modules we are conducting an examination of historical information to confirm accuracy of information being migrated to our new systems.  Any adjustments identified and recorded as a result of the examination are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company. Related to the continuing implementation project, at September 30, 2022 and December 31, 2021, the Company had commitments of approximately $2,874 and $3,751, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $72,863 at September 30, 2022, and $47,883 at December 31, 2021. The increase during 2022 is due to increases in sales and supply chain issues that delay payment until all parts and components are received. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its commitment under these arrangements and concluded that there is no probable loss associated with these potential repurchase obligations and thus no associated liability was recognized at September 30, 2022 or December 31, 2021.

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

8.          INCOME TAXES

As of September 30, 2022, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were not significant at September 30, 2022.

9.          SUBSEQUENT EVENTS

Credit Facility

Subsequent to September 30, 2022, the Company and certain of its subsidiaries entered into (a) a First Amendment to Amended and Restated Loan Agreement with First Horizon Bank (successor in interest to First Tennessee Bank National Association, “First Horizon”) and (b) an Amended and Restated Master Revolving Credit Note, dated as of October 28, 2022, in the maximum principal amount of $100.0 million, with a maturity date of May 31, 2027 (the “Amended Note” and together with the Amended Note, collectively, the “Amendment Documents”). See Note 6 for more information.

Dividends

On November 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 12, 2022, to shareholders of record as of December 5, 2022.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.  Unless the context indicates otherwise, all dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

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

In addition, we have been and will continue to be affected by changes in the prices that we pay for raw materials, particularly aluminum, steel, and petroleum-related products, which represent a substantial part of our total cost of operations. Historically, we have implemented price increases on our products to offset price increases in the raw materials that we use. We have also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts. We continue to monitor raw material prices and availability in order to more favorably position the Company in this dynamic market.

Recent Developments

Supply chain challenges such as shortages and delivery delays in component parts and raw materials were generally lessening as 2022 began but the impact of the war in Ukraine, lingering effects of COVID-19 in the U.S. and abroad and general economic conditions have slowed this improvement over the course of 2022. While the overall impact of supply chain disruptions and workforce retention challenges lessened during the third quarter of 2022, these challenges continued to reduce our ability to complete finished goods without timing delays and to increase our costs of operations. In addition, general inflationary pressures coupled with rising interest rates have substantially increased throughout the first three quarters of 2022. Finally, the rapid strengthening of the US Dollar in comparison to certain other currencies has caused fluctuations within accumulated other comprehensive loss in our condensed consolidated balance sheet and the recognition of significant losses in our condensed consolidated statement of income.

We continue to monitor these pressures closely and, when possible, attempt to mitigate the risk associated with them, including by implementing several price increases and surcharges during 2022 and announcing an 8% price increase effective in the first quarter of 2023, by pursuing additional production capabilities through capital deployment (such as our first quarter 2022 purchase of an additional small facility in Ooltewah, TN to be used in the production of small carrier units), by monitoring currency rates and purchasing currency denominations at advantageous times, and by relying more heavily on our in-house fabrication capabilities, which were significantly expanded in 2020.

Based on our strong backlog, the surcharge and price increases we have implemented and the current status of our process improvements, our operating results have improved during the third quarter of 2022, and we believe we are well positioned to continue enhancing operating results.  However, our performance will be heavily influenced by whether supply chain constraints and inflationary pressures worsen, the continuing impact of the war in Ukraine or other geopolitical factors, and the threat of recession and general economic factors, among other reasons.  The impact of these factors remains largely out of our control, and we currently anticipate that these factors will continue to have an adverse impact on our production capabilities and net income over the remainder of 2022 and into 2023.

At December 31, 2021, the Company owed $0 under its primary credit facility.  During the first nine months of 2022, the Company drew $45,000 for working capital needs and retains a balance on its credit facility of $45,000 at November 8, 2022.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first nine months of 2022.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net sales for the three months ended September 30, 2022 increased 24.8% to $205,557 from $164,715 for the comparable period in 2021. The increase in revenue is primarily the result of the realization of price increases and increases in production volume due to steady supply chain improvements. Net domestic sales increased during the three months ended September 30, 2022 to $182,249 from $142,338 for the comparable period in 2021, while net foreign sales increased to $23,308 from $22,377 during the same three-month period.

Costs of operations for the three months ended September 30, 2022 increased 24.2% to $182,377 from $146,883 for the comparable period in 2021, primarily due to higher prices for components, parts scarcity resulting from supply chain challenges, and wage inflation. However, costs of operations decreased as a percentage of sales to 88.7%, compared to 89.2% for the comparable period in 2021, primarily due to the recognition of price increases on sales to customers.

Selling, general and administrative expenses for the three months ended September 30, 2022 increased to $14,673 from $11,983 for the comparable period in 2021 due to increased personnel related costs and certain other non-recurring charges. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2022 decreased to 7.1% from 7.3% in the comparable period in 2021, as a result of the increase in revenue.

Interest expense, net increased to $1,042 from $286 for the three months ended September 30, 2022 as compared to the prior year period. Increases in interest expense, net were primarily due to increased borrowings on our credit facility and increases in floor plan interest payments.

For the three months ended September 30, 2022 the Company recognized a net foreign currency exchange loss of $633, compared to a net loss of $198 for the three months ended September 30, 2021, reflecting foreign currency gains and loss on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the three months ended September 30, 2022 and 2021 reflects a combined effective U.S. federal, state and foreign tax rate of 23.0% and 28.2%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net sales for the nine months ended September 30, 2022 increased 20.7% to $622,602 from $515,785 for the comparable period in 2021. The increase in revenue reflects the general economic recovery, supply chain improvement in certain of our product classes, and realization of price increases during the third quarter of 2022. Net domestic sales increased during the nine months ended September 30, 2022 to $562,235 from $450,908 for the comparable period in 2021, while net foreign sales decreased to $60,367 from $64,877 during the same nine-month period.

Costs of operations for the nine months ended September 30, 2022 increased 22.6% to $565,708 from $461,532 for the comparable period in 2021, primarily due to higher prices for components, parts scarcity resulting from supply chain challenges, and wage inflation. Costs of operations increased as a percentage of sales to 90.9%, compared to 89.5% for the comparable period in 2021, primarily due to the time lag in recognizing price increases through the backlog.

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased to $39,710 from $35,053 for the comparable period in 2021 due to increased software licensing and personnel related costs. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2022 decreased to 6.4% from 6.8% in the comparable period in 2021.

Interest expense, net increased to $2,088 from $901 for the nine months ended September 30, 2022 as compared to the prior year period. Increases in interest expense, net were primarily due to increases in floor plan interest payments and increased borrowings on our credit facility.

For the nine months ended September 30, 2022 the Company experienced a net foreign currency exchange loss of $1,097, compared to a net loss of $427 for the nine months ended September 30, 2021, reflecting foreign currency gains and losses on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the nine months ended September 30, 2022 and 2021 reflects a combined effective U.S. federal, state and foreign tax rate of 21.6% and 24.2%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings. Favorable tax adjustments in foreign jurisdictions drove the decrease in the effective tax rate for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash used in operating activities was $31,602 for the nine months ended September 30, 2022, compared to cash provided by operating activities of $7,036 in the comparable period in 2021. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in net cash flows from operating activities during the nine months ended September 30, 2022, in comparison to the nine months ended September 30, 2021, is primarily due to recent increases in inventory purchases associated with increased production levels and necessary to mitigate supply chain constraints, coupled with increases in receivables related to recent increases in sales.

Cash used in investing activities was $25,119 for the nine months ended September 30, 2022 compared to $7,851 for the comparable period in 2021. The cash used in investing activities for the nine months ended September 30, 2022 was for purchases of property, plant and equipment, including the purchase of an aircraft, fabrication equipment, and an additional facility in Ooltewah, TN to be used in the production of small carriers.

Cash provided by financing activities was $38,820 for the nine months ended September 30, 2022, compared to cash used in financing activities of $6,178 for the comparable period in 2021. Net cash flows from financing activities for the nine months ended September 30, 2022 resulted from advances from our credit facility with First Horizon Bank (as discussed elsewhere in this Quarterly Report on Form 10-Q) of $45,000, partially offset by the payment of cash dividends of $6,165 and an immaterial amount of payments on finance lease obligations. Net cash flows from financing activities for the nine months ended September 30, 2021 resulted from the payment of cash dividends of $6,162 and an immaterial amount of payments on finance lease obligations.

As of September 30, 2022, we had cash and temporary investments of $33,208, and an additional $5,000 in available borrowings under our existing credit facility. Subsequent to September 30, 2022 the available borrowings increased to $55,000 after the amendment to the existing facility which is discussed in “Credit Facilities and Other Obligations – Credit Facility” below. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At September 30, 2022, the Company had commitments of approximately $5,616 for the acquisition of property, plant and equipment.  At September 30, 2022, we also had a commitment of approximately $2,874 in software license fees related to the migration of our enterprise resource planning (ERP) system. During the implementation of additional modules for this project, we are conducting an examination of historical information to confirm accuracy of information being migrated to our new systems. Any adjustments identified and recorded as a result of the examination are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

We expect our primary sources of cash to be cash flows from operations, cash and temporary investments on hand at September 30, 2022 and borrowings under our credit facility as needed, including the increase of our existing unsecured credit facility as described above in Note 6 and below under “Credit Facilities and Other Obligations – Credit Facility.” We expect these sources to be sufficient to satisfy our cash needs for at least the next year. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the supply chain, economic and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2022 and December 31, 2021, $18,394 and $28,983, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

On October 28, 2022, the Company and certain of its subsidiaries entered into (a) a First Amendment to Amended and Restated Loan Agreement with First Horizon Bank (successor in interest to First Tennessee Bank National Association, “First Horizon”) and (b) an Amended and Restated Master Revolving Credit Note, dated as of October 28, 2022, in the maximum principal amount of $100.0 million, with a maturity date of May 31, 2027 (the “Amended Note” and together with the Amended Note, collectively, the “Amendment Documents”).

The Amendment Documents amend the Company’s existing credit facility evidenced by the Amended and Restated Loan Agreement dated as of December 21, 2020 (the “Prior Credit Agreement”) which had provided a $50.0 million unsecured revolving credit facility with First Horizon (the “Prior Credit Facility”) to, among other things: (i) provide for revolving credit availability up to a maximum principal amount of $100.00 million, (ii) make certain technical and operational adjustments necessary to implement one (1) month Term SOFR as the primary interest rate index and (iii) include a new asset coverage financial covenant test. All other material terms and conditions of the Prior Credit Facility as evidenced by the Prior Credit Agreement remain unchanged, including the maturity date of May 31, 2027.

The Company had $45,000 and $0, respectively, in outstanding borrowings under the credit facility at September 30, 2022 and December 31, 2021.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at September 30, 2022 and December 31, 2021, we had approximately $1,020 and $1,328 in non-cancelable operating lease obligations, respectively, and $0 and $15 in non-cancelable finance lease obligations, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the LIBOR Market Index Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest of 4.14% at September 30, 2022. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows as of and for the three months ended September 30, 2022.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations have a translation impact on our financial position and results of operations. During the three and nine months ended September 30, 2022, we recognized a $3,341 unrealized loss and a $5,621 unrealized loss, respectively, in our foreign currency translation equity adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound. During the three and nine months ended September 30, 2021, we recognized a $1,501 unrealized loss and a $162 unrealized loss, respectively. These amounts were recognized in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended September 30, 2022 and 2021, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange losses of $633 and $198, respectively. For the nine months ended September 30, 2022 and 2021, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange losses of $1,097 and $427, respectively.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934. Based upon this evaluation, our CEO and CFO have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A.          RISK FACTORS

Macroeconomic trends, including inflation and rising interest rates could adversely affect our business, results of operation or financial condition, as well as our customers’ ability to fund purchases of our products.

Global economic events and other factors, such as accommodative monetary and fiscal policy and the impacts of the COVID-19 pandemic, as we discussed in the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, have contributed to significant inflation in many of the markets in which we operate. In order to combat inflation and restore price stability, the U.S. Federal Reserve and central banks worldwide have raised interest rates and are expected to keep increasing interest rates in 2022 and 2023. Increased inflation and interest rates may hinder the economic growth in the U.S. and in the global economy. This economic weakness in the economy and the possibility of a global recession has had, and may continue to have, a negative effect on our business and financial condition.

Further, the continued slowdown, or a recession, in the global economy or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our (as well as our customers’ and end users’) ability to continue to access preferred sources of liquidity, and our and their borrowing costs could increase.

In addition to the risk factor set forth above, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On August 1, 2022, the Board of Directors of the Company adopted and approved, effective immediately, the Third Amended and Restated Bylaws of the Company (the “Bylaws”), which amended Section 1.8 (Voting) of the Bylaws to provide for plurality voting in director elections. The foregoing description is qualified in its entirety by the Bylaws, which were included as an exhibit to the Report on Form 10-Q filed by the Company on August 3, 2022.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

10.1	First Amendment to the Amended and Restated Loan Agreement, dated October 28, 2022, by and among the Company, certain of the Company’s wholly-owned subsidiaries, and First Horizon Bank	001-14124	Form 8-K	November 3, 2022	10.1

10.2	Amended and Restated Master Revolving Credit Note, dated October 28, 2022, issued by the Company to First Horizon Bank	001-14124	Form 8-K	November 3, 2022	10.2

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

Date: November 9, 2022