Form 10-K
period 2022-12-31
MILLER INDUSTRIES INC /TN/
filed 2023-03-08
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§

232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer 	Accelerated Filer ☒

Non-accelerated Filer 	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ¨

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ⌧ No

The aggregate market value of the voting stock held by non-affiliates of the registrant (which for purposes hereof are all holders other than executive officers, directors and holders of more than 10% of the registrant’s Common Stock) as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $249,229,899 (based on 10,993,820 shares held by non-affiliates at $22.67 per share, the last sale price reported on the New York Stock Exchange on June 30, 2022).

At February 28, 2023 there were 11,416,716 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A within 120 days of the close of its fiscal year ended December 31, 2022.

Auditor Name: Elliott Davis, LLC Auditor Location: Chattanooga, TN Auditor Firm ID: 149

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”), including but not limited to statements made in Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, resulting from changes in demand and market conditions, the general inflationary environment, the war in Ukraine, and the lingering effects of the COVID-19 pandemic on supply chains;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from inflationary pressures, higher interest rates, economic and geopolitical uncertainties (including the war in Ukraine);
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	future impacts resulting from the war in Ukraine, which include or could include (among other effects) disruption in global commodity and other markets, increased prices for energy, supply shortages and supplier financial risk;
●	increased labor costs and the ability to attract and retain skilled labor to manufacture our products;
●	the potential negative impacts of higher interest rates and other actions taken by the federal government in response to economic volatility and inflationary pressures, including the impact on our customers’ and end users’ access to capital and credit to fund purchases;
●	our ability to raise capital, including to grow our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders due to the significant additional indebtedness we incurred during 2022;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	changes in foreign currency exchange rates and interest rates;

●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	and those other risks referenced herein, including those risks referred to in this Annual Report, in Part I, Item 1A–“Risk Factors” and those risks discussed in our filings with the Securities and Exchange Commission filed after this Annual Report.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Annual Report, the documents that we reference in this Annual Report and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.    BUSINESS

General

Miller Industries is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

In 1990, we began developing or acquiring several of the most well-recognized brands in the towing and recovery equipment manufacturing industry. Since that time, our strategy has been to diversify our line of products and increase our presence in the industry through internal growth and development, although we remain open to opportunities for acquisitions of complementary products.

In this Annual Report, the words “Miller Industries,” the “Company,” “we,” “our,” “ours” and “us” refer to Miller Industries, Inc. and its subsidiaries or any of them.

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

Our products primarily are sold through independent distributors that serve all 50 states, Canada and Mexico, and other foreign markets including Europe, the Pacific Rim, the Middle East, South America and Africa, and through prime contractors to governmental entities. Additionally, as a result of our ownership of Jige International S.A. in France and Boniface Engineering, Ltd. in the United Kingdom, we have substantial distribution capabilities in Europe. While most of our distributor agreements do not generally contain exclusivity provisions, management believes that more than 90% of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament to their loyalty to our brands. In addition to selling our products to towing operators, our independent distributors provide them with parts and service. We also utilize sales representatives to inform prospective end-users about our current product lines in an effort to drive sales to independent distributors. Management believes the strength of our distribution network and the breadth and quality of our product offerings are two key advantages over our competitors.

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

Product Development and Manufacturing

Product Innovation and Manufacturing Process Improvements

We have a long history of innovation in our products and manufacturing processes based on advanced technologies. Our Holmes® and Century® brand names are associated with four of the major innovations in the industry: the rapid reverse winch; the tow sling; the hydraulic lifting mechanism; and the underlift with parallel linkage and L-arms. Our engineering department currently consists of over 55 engineers who, in consultation with manufacturing personnel, use sophisticated computer-aided design and stress analysis systems to test new product designs and to integrate various product improvements. In addition to licensing new technologies, we have a continuing emphasis on research and development to achieve product innovations. At our free-standing research and development (R&D) facility in Chattanooga, Tennessee, we are pursuing innovations in our products and improvements in our manufacturing processes, some of which are intended to enhance the safety of our employees and towing equipment operators and reduce the environmental impact of both our manufacturing processes and the products we manufacture. These efforts led to our exclusive product, the M100, which we believe to be the world’s largest tow truck.

We manufacture wreckers, car carriers and trailers at six manufacturing facilities located in the United States, France and the United Kingdom. The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body or trailer. In addition, we also produce wrecker bodies using composites and other non-metallic materials, which reduces the overall vehicle weight and increases fuel efficiency. After the frame is formed, components such as hydraulic cylinders, winches, valves and pumps, which are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by us or shipped by common carrier to a distributor where it is then installed on a truck chassis. Generally, the wrecker or car carrier bodies are painted, and towing operators can select customized colors to coordinate with chassis colors or customer fleet colors. To the extent final painting is required before delivery, we either complete such painting or contract with independent paint shops for such services.

Recent Expansion and Modernization of Domestic Production Facilities

All of our domestic facilities have undergone substantial expansion and modernization projects from 2017 to 2021.  During that five-year period, we invested over $82 million on property, plant and equipment.  These projects not only increased our production capacity, but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process, enhance the safety of our employees and towing equipment operators and to reduce the environmental impacts of our operations.

Reducing the Environmental Impacts of our Domestic Production Facilities

We strive to conduct our operations in a manner that protects our employees, to comply with all applicable laws and regulations, and to reduce the environmental impacts of our operations. The recent modernization projects at our domestic facilities included many environment-friendly upgrades, such as the installation of air filtration equipment that removes airborne contaminants like smoke, dust, pollen and dander to improve the air quality at the facilities. As part of these projects, we also transitioned from oil-based primers to water-based primers in our domestic painting operations, to reduce volatile organic compounds (VOC) emissions into the environment and make our workplace safer for our employees. At the same time, we upgraded the lighting at all of our domestic production facilities to LED lighting, which has the benefit of reducing electric consumption while also increasing visibility for our employees. In 2022, we acquired a nitrogen generator to support our operations, which has the effect of reducing the environmental impacts of transporting nitrogen gas to our domestic facilities. We continue to look for new ways to promote sustainable and environmentally friendly practices at our production facilities to reduce energy-usage, increase recycling and decrease waste.

Company Suppliers

We purchase raw materials and component parts from several sources. Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, and supply chain challenges have been severe.  Prior to these recent challenges, we generally experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules, and found that the materials used in the production of our products were available at competitive prices from an adequate number of alternative suppliers. However, recent supply chain challenges have made us more concerned that the loss of a single supplier could have a material adverse effect on our business. Supply chain challenges generally lessened in the second half of 2022, but these challenges are expected to continue to affect our ability to complete finished goods in a timely manner and to impact our costs of operations.

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

We sell our products to a diverse network of independent distributors, consisting of approximately 80 distributors in North America, who serve all 50 states, Canada and Mexico, and numerous distributors that serve other foreign markets. These distributors then sell our products to the end-users

Our distributor network has been stable for many years, with a large majority of our distributors having been engaged to sell our products for more than 10 years, and many for more than 25 years.  We believe this distributor loyalty results primarily from our high quality and innovative products and our emphasis on customer service. These long-standing relations give our distributors a deep knowledge of our products and our corporate culture, allowing them to effectively promote our products to end-users.  While we do not impose exclusivity requirements on our distributors, we believe that more than 90% of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament to their loyalty to our brands.

In 2022, one distributor accounted for 11.2% of our consolidated total sales.  No other customer accounted for more than 10% of our consolidated total sales and we do not consider our business to be materially dependent on any single customer.  Management believes that our broad and diverse network of distributors provides us with the flexibility to adapt to market changes, lessens our dependence on particular distributors and reduces the impact of regional economic factors.

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

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national, regional and international trade shows. To focus our marketing efforts and to control marketing costs at major trade shows each year, we work with our network of independent distributors to concentrate on various regional shows.

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

Backlog

We produce virtually all of our products to order. Our backlog is based upon customer purchase orders that we believe are firm. The level of backlog at any particular time, however, may not be an appropriate indicator of our future operating performance. Certain purchase orders may be subject to cancellation by the customer upon notification. As a result of the lingering impacts of the supply chain disruptions that began in fiscal 2021, our current backlog is at historically high levels of orders. Our ability to reduce these high backlog levels will depend on future production schedules and the severity and duration of supply chain disruptions.

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

Human Capital

We employed approximately 1,450 people as of December 31, 2022. Part-time employees represent 1% of our total employees. None of our employees are covered by a collective bargaining agreement, though our employees in France and the United Kingdom have certain similar rights provided by their respective government’s employment regulations. We consider our employee relations to be good.

Our Company culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, diverse, fair and engaged. In addition, our Code of Business Conduct and Ethics is intended to reinforce our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations.

During fiscal 2022, we experienced substantially increased employee turnover rates in our skilled workforce and in response have taken various actions to attract and retain skilled laborers, including attending hiring events, broadening our recruitment platforms, paying sign-on and retention bonuses, offering enhanced wages, and providing training programs. Our key recruitment and retention strategies are also advanced through the following programs, policies and initiatives:

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

Occupational Health and Safety

We seek to provide a healthy and safe workplace. The modernization projects at all our domestic facilities in the last few years included many advanced health and safety features, such as the installation of air filtration equipment that removes airborne contaminants like smoke, dust, pollen and dander to improve the air quality at our production facilities. As part of these projects and upgrades, we also transitioned from oil-based primers to water-based primers in our domestic painting operations to reduce total volatile organic compounds emissions and make our workplace safer for our employees. We also upgraded the lighting at our facilities to LED lighting, which has the benefit of reducing electric consumption while also increasing visibility for our employees. We have a safety committee to implement and monitor our various safety programs. We are continually striving to better our workplace safety record and our five-year trend on workplace accidents reflects substantial improvement in this area. We are committed to fostering a diverse workforce and an inclusive environment.

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

Intellectual Property Rights

Our development of the underlift parallel linkage and L-arms was at the time considered one of the most innovative developments in the wrecker industry. This technology continues to be significant primarily because it allows the damage-free towing of aerodynamic vehicles made of lighter weight materials. This technology, particularly the L-arms, is still used in a majority of commercial wreckers today. Our patents on the L-arms have expired, but we hold a number of utility and design patents for our products. We have also obtained the rights to use and develop certain technologies owned or patented by others. Management believes that, during the life of our patents on our technology, utilizing our patented technology without a license would be an infringement of such patents.

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

We are also subject to various federal, state and non-U.S. laws and regulations related to privacy, data protection and cybersecurity, including the European Union's General Data Protection Regulation (the "GDPR"), and U.S. state laws such as California’s Consumer Privacy Act of 2018. These state laws require an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. The GDPR and the California Consumer Privacy Act of 2018 grant individuals the right to request that a company delete or de-identify their personal information. There is a strong possibility that other states, including states in which we transact our business, enact their own data security regulations and privacy laws. We do not expect compliance with the various data security or data privacy acts to have a material impact on our financial condition or results of operations.

We are also subject to the additional diligence and disclosure requirements adopted by the Securities and Exchange Commission (the “SEC”) related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The SEC rules impose these obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody. In addition to the SEC regulation, the European Union adopted new requirements for European Union importers of conflict minerals, which went into effect on January 1, 2021, and that may impact and increase the cost of our conflict minerals compliance program.

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

Information About Our Executive Officers

Information relating to our executive officers as of February 28, 2023 is set forth below. William G. Miller, II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position

William G. Miller	76	Chairman of the Board

William G. Miller, II	44	President and Chief Executive Officer

Jeffrey I. Badgley	70	President of International and Military

Frank Madonia	74	Executive Vice President, Secretary and General Counsel

Deborah L. Whitmire	57	Executive Vice President, Chief Financial Officer and Treasurer

Josias W. Reyneke	66	Vice President and Chief Information Officer

Jamison Linden	48	Vice President and Chief Manufacturing Officer

Vince Tiano	58	Vice President and Chief Revenue Officer

William G. Miller has served as Chairman of the Board of Directors since April 1994. Mr. Miller served as President and Chief Executive Officer from 1994 to 1996 and as Chief Executive Officer from 1996 to 1997. Mr. Miller also served as Co-Chief Executive Officer from October 2003 to March 2011. Mr. Miller served as Chairman and President of Miller Group from 1990 to 1993 and as Chairman and CEO of Miller Group from 1993 to 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc. and The Signal Companies, Inc.

William G. Miller, II has served as a director since May 2014, our Chief Executive Officer since March 2022 and President since March 2011, after serving as Co-Chief Executive Officer from December 2013 to March 2022 and as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011. Mr. Miller II also served as Vice President of Strategic Planning of the Company from October 2007 until November 2009, as Light-Duty General Manager from November 2004 to October 2007, and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

Jeffrey I. Badgley has served as our President of International and Military since March 2022. Prior to serving as President of International and Military, Mr. Badgley served in various executive positions, including Chief Executive Officer (1997 – 2003; 2011 – 2013), Co-Chief Executive Officer (2003 – 2011; 2013 - 2022), President (1996 – 2011), and Vice President (1994 – 1996). In addition, Mr. Badgley served as a director from 1996 to 2014 and as Vice Chairman of the Board of Directors from 2011 to 2014. Mr. Badgley also served as Vice President to Miller Industries Towing Equipment Inc. from 1988 to 1996 and has been their President since 1996.

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

Risks Relating to Our Operations

Macroeconomic trends, including inflation, rising interest rates and the lingering effects of the COVID-19 pandemic, could adversely affect our business, results of operation or financial condition, as well as our customers’ ability to fund purchases of our products.

Global economic events and other factors, such as restrictive monetary and fiscal policy, the lingering impact of the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine, have contributed to significant inflation in many of the markets in which we operate. In order to combat inflation and restore price stability, the U.S. Federal Reserve and central banks worldwide have raised interest rates and are expected to continue incrementally raising interest rates in 2023. The combination of increased inflation and interest rates may hinder the economic growth in the U.S. and in the global economy. This economic weakness and the possibility of a global recession have had, and may continue to have, a negative effect on our business and financial condition.

We continue to monitor these inflationary pressures closely and, when possible, attempt to mitigate the risk associated with them, including by implementing several price increases and surcharges during 2022 and an 8% price increase effective in the first quarter of 2023. While we have attempted to pass increased costs on to our customers, there can be no assurances that we will be able to continue doing so in 2023 and beyond. It is possible that sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

Further, the continued slowdown, or a recession, in the global economy or in a particular region or industry, inflation or further tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our (as well as our customers’ and end users’) ability to continue to access preferred sources of liquidity, and our and their borrowing costs could increase.

Our dependence upon outside suppliers for component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, leaves us subject to changes in price and availability and delays in receiving supplies of such parts, chassis or materials.

We are dependent upon outside suppliers for our raw material needs and other purchased component parts. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflict between Russia and Ukraine) and other factors impacting supply and demand pressures. Delays in shipments of our raw materials and purchased component parts, including truck chassis, and government actions related to tariffs on imports and trade policies have previously adversely impacted, and have the potential to further impact our revenues, results of operations and financial condition. We also continue to monitor the impact of the Russia conflict with Ukraine on our fuel costs and supply chain for materials, parts and components, particularly with respect to steel and items with substantial steel content.

Our third-party suppliers’ ability to supply us with component parts and chassis is limited by their available capacity to manufacture the component parts and chassis we require, and to secure adequate freight capacity to deliver them to our facilities. As the economy continued to recover from the impact of the pandemic over the course of 2022, various supply chain disruptions impacted our ability to obtain on a timely basis certain raw materials and purchased component parts that are necessary to our production processes, as well as chassis from third party suppliers, and also resulted in substantial price increases for many materials and parts, and we are continuing to experience such difficulties in early 2023.  These supply chain difficulties have had a material adverse impact on our profitability and results of operations. Delays in deliveries of our finished products due to delays of purchased component parts and truck chassis used in our products could also adversely affect future demand for our products if our customers reduce their purchase levels with us and/or seek alternative solutions to meet their demand. If these delays, limitations on availability and price increases for raw materials, purchased component parts, and chassis continue, recur or worsen, they will continue to have a material adverse effect on production at our facilities.

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

Increases in the cost of skilled labor could adversely impact our business and profitability.

The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by increasing labor costs in skilled positions. Accordingly, our ability to increase or maintain our current levels of sales, productivity and net earnings will be limited to a degree by our ability to control the costs of skilled laborers necessary to meet our requirements. We must attract, train and retain skilled employees while controlling related labor costs and maintaining our core values, including safety standards. Our ability to control labor costs is subject to numerous external factors, including the limited supply of available skilled labor for hire, prevailing wage rates, increases in healthcare and other enhanced employee benefits, in addition to cost increases associated with employee recruitment.

The market for qualified talent continues to be competitive and we must ensure that we continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. We experienced substantial increases in employee wages throughout 2022. This trend may continue over the near term, and possibly longer. We continue to monitor our labor costs and attempt to mitigate the risk associated with employee turnover through increased recruiting, training and retention efforts. The impact of these disruptions remains largely out of our control, and we currently anticipate that these factors will continue to have a material adverse impact on our profitability and results of operations during the first half of 2023 and possibly beyond.

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

The ability of our customers and of towing operators to purchase our products is affected by the availability of capital and credit to them. Our independent distributor customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases. More restrictive lending practices in conjunction with continuing increases in the cost of such financing can prevent distributors from carrying adequate levels of inventory, which limits product offerings available to the end customer and could lead to reduced sales of our products. Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing upon acceptable terms. Volatility in the capital markets and rising interest rates have increased the cost of borrowing for our customers and towing operators.  In the past, such volatility and disruptions to the capital and credit markets, principally in the U.S. and Europe, in the past has decreased the availability of capital to, and credit capacity of, our customers and towing operators. In addition, in the past, certain providers of floor plan financing have exited the market, which made floor plan financing increasingly difficult for our independent distributor customers to secure at those times. This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and of towing operators to purchase towing and related equipment. This, in turn, has negatively impacted sales of our products. If interest rates continue to rise and our customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

Continued operational challenges caused by our increased sales volumes following the COVID-19 pandemic could result in material delays, increased costs and loss of business opportunities, which could negatively impact our operating results and financial condition.

Sales volumes for our products increased substantially as the COVID-19 pandemic abated, and the increase in sales volumes has caused a variety of operating challenges, including supply chain constraints and production capacity limitations. Due to our increased sales volumes, we may be unable to scale production in a timely manner to meet demand for our products if we fail to adequately forecast the need for additional manufacturing capacity.  The recent major additions and renovations to all our domestic production facilities have positioned us to effectively address these challenges, but they have nevertheless caused increased production costs and delayed deliveries to customers in some instances. In addition, in 2022, we sought additional production capabilities through capital deployment (such as our first quarter 2022 purchase of an additional small facility in Ooltewah, TN to be used in the production of small carrier units) so that we could rely more heavily on our in-house fabrication capabilities.

If we are unable to effectively address the operating challenges imposed by increases in sales volume, it could result in delay or termination of orders, the loss of sales and a negative impact on our reputation with our customers, all of which could materially adversely affect our business, financial condition and results of operations. In addition, our recent major additions and renovations to all our domestic facilities may not achieve our intended objectives of lowering costs, improving manufacturing efficiencies in an environmentally conscious way and increasing productivity, which could adversely affect our operating results and financial condition.

Our international operations are subject to various political, economic and other uncertainties that could materially adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation.

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

In addition, political unrest, terrorist acts, military conflict, including the ongoing military conflict between Russia and Ukraine, and disease outbreaks, such as the COVID-19 pandemic, have increased the risks of doing business abroad in general.

Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic conditions in general. Adverse changes or continued uncertainty with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature. Historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence, volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, including as a result of political unrest, terrorist acts, military conflict or outbreaks of disease such as the COVID-19 pandemic, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

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

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance. Our customers also have, from time to time, been subject to unpredictable and varying weather conditions which could, among other things, impact the cost and availability of fuel and other materials. More recently, the ongoing military conflict between Russia and Ukraine and market dislocations associated with the economy’s recovery from the COVID-19 pandemic have both resulted in, and may continue to, result in substantial volatility in fuel costs in the U.S. and worldwide, and the extent and duration of such volatility cannot be predicted. Any of these factors could negatively affect our customers’ capacity for purchasing towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

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

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. Failure to comply with the Foreign Corrupt Practices Act, the U.K. Bribery Act, and other foreign anti-bribery laws could have an adverse effect on our business. Violations of these laws, or allegations of such violations, could result in our incurring significant fees and having fines and criminal sanctions imposed on us or our employees, and could adversely impact our business with government entities.

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

As a result of our international operations, we are subject to various taxes in both U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax laws, regulations and rates in these various jurisdictions may be subject to significant change. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, the adoption of a global minimum tax rate for corporate entities, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Changes to long-standing tax principles in the countries in which we operate could adversely affect our effective tax rate or result in higher cash tax liabilities. Increases in our effective tax rate or tax liabilities could have a material adverse effect on us.

In addition, in August 2022, the Inflation Reduction Act, or the IRA was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations.  It is possible that changes under the Tax Cuts and Jobs Act, which was enacted in December 2017, the IRA or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.

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

Risks Related to Our Common Stock

Our stock price may fluctuate greatly as a result of the general volatility of the stock market, or from our involvement with activist stockholders.

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

In addition, we seek to actively engage with stockholders and consider their views on business and strategy.  However, we  could be subject to actions or proposals from stockholders or others that do not align with our business strategies or the interests of our other stockholders.  And publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or to the activists themselves.  Responding to activist investors could be costly and time-consuming, disrupt our business and operations, adversely affect our relationships with our employees, customers, or service providers, and divert the attention of our board of directors and senior management.  Further, we may be required to incur significant fees and other expenses related to such matters, including fees and expenses for third-party advisors.  Perceived uncertainties  associated with such activities could interfere with our ability to effectively execute our strategic plan, impact long-term growth, and limit our ability to hire and retain qualified personnel, business partners, customers, and others important to our success.  In addition, actions of these stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our credit facility, which was increased from $50.0 million to $100.0 million during 2022, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2022 and anticipate that we will continue to be in compliance during 2023. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

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

General Risk Factors

A disruption in, or breach in security of, our information technology (“IT”) systems or any violation of data protection laws could adversely impact our business and operations.

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

Any disruption, outage or breach of our IT systems could result in interruption of our business operations, damage to our reputation and a loss of confidence in our security measures, all of which could adversely affect our business. In addition, if our systems are improperly implemented, breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to significant claims, liability, or fines based upon alleged breaches of contract or applicable laws, which liabilities may not be covered by insurance. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Regulators globally are also imposing greater monetary fines for privacy violations including the GDPR that became effective in the European Union in 2018. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could increase our cost of providing our products and services.

Any loss of the services of our key executives could have a material adverse impact on our operations.

Our success is highly dependent on the continued services of our management team because of the management teams’ experience and skills gained from their long-term service to the Company. The loss of services of one or more key members of our senior management team could have a material adverse effect on us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We operate five manufacturing facilities in the United States. Two of the facilities are located in Ooltewah (Chattanooga), Tennessee; one in Hermitage, Pennsylvania; and two in Greeneville, Tennessee. The Ooltewah plants, containing an aggregate of approximately 316,000 square feet, produce light and heavy-duty wreckers; the Hermitage plant, containing approximately 279,000 square feet, produces car carriers; and the Greeneville plants, containing an aggregate of approximately 210,000 square feet, produce car carriers, heavy-duty wreckers and trailers. We also operate a free-standing R&D facility in Chattanooga, Tennessee, containing an aggregate of approximately 34,000 square feet.

Between 2017 and 2021, we completed projects to modernize and expand all of our domestic facilities. For a discussion of these capital projects, see “Executive Overview” in Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report.

We also have two manufacturing facilities and one storage facility located in the Lorraine region of France, which have, in the aggregate, approximately 205,000 square feet, and manufacturing operations in Norfolk, England, with approximately 48,000 square feet.

We believe that our facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “MLR.” As of February 28, 2023, there were approximately 386 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2022.

Performance Graph

The following line graph compares the percentage change in the cumulative shareholder return of our common stock with The New York Stock Exchange Composite Index, the Standard & Poor’s Construction Machinery & Heavy Trucks Index and a self-constructed peer group of companies over the period of time from December 31, 2017 through December 31, 2022.

The Company self-constructed peer group was developed by the Company with input from the compensation consultant of the Compensation Committee of the Board of Directors and the Company is moving to use of this peer group in fiscal year 2022 because the Company concluded that this peer group more accurately reflects the business of the Company than the much broader S&P Construction Machinery & Heavy Trucks Index.  The respective returns assume reinvestment of dividends paid.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Miller Industries, Inc.	100	105	144	147	129	103
NYSE Composite Index	100	89	109	113	134	119
S&P Construction Machinery & Heavy Trucks Index	100	87	98	116	138	144
Peer Group*	100	83	102	114	127	105

*Peer group index consists of Albany International Corp. (AIN); Blue Bird Corp. (BLBD); CIRCOR International, Inc. (CIR); Columbus McKinnon Corp. (CMCO); Commercial Vehicle Group, Inc. (CVGI); Enerpac Tool Group Corp. (EPAC); ESCO Technologies Inc. (ESE); L.B. Foster Co. (FSTR); Gorman-Rupp Co. (GRC); Helios Technologies Inc. (HLIO); Kadant Inc. (KAI); Lindsay Corp. (LNN); Luxfer Holdings PLC (LXFR); NN, Inc. (NNBR); Douglas Dynamics Inc. (PLOW); Proto Labs Inc. (PRLB); Shyft Group Inc. (SHYF); and Standex International Corp. (SXI).

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

As disclosed in Note 11, “Correction of Prior Period Errors” to our consolidated financial statements, the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022, have been revised to give effect to the correction of certain accounting errors identified during the current fiscal year-end financial reporting process.

Company Background

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  In addition, our recent domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to increase our production capacity and optimize our manufacturing processes.  These projects were completed during the period from 2017 to 2021 at a cost of over $82,000.  We completed phase one of the implementation of an enterprise software solution during 2021, and we continued to implement additional functionality available in the solution in 2022.  We expect this software to substantially improve our administrative efficiency and customer service levels. As we retain our focus toward modernization, we expect to continue to invest in robotics and automated material handling equipment across all of our domestic manufacturing facilities.

As of December 31, 2022 and 2021, the Company owed $45,000 and $0, respectively, under its primary credit facility.  During 2022, the Company drew $45,000 for working capital needs and retains a balance on its credit facility of $45,000 at February 28, 2023.

Factors That Affect Our Operating Results; Trends

Conditions Affecting Demand

Our industry is, and will continue to be, cyclical in nature, and the overall demand for our products and our resulting revenues are influenced by a variety of factors, including:

●	levels of consumer confidence;

●	domestic and international capital and credit markets and the availability and affordability of financing, including floor plan financing, for our customers and towing operators;
●	fuel and insurance costs, and macro-economic conditions such as broad-based inflation, and their effect on the ability of our customers to purchase towing and related equipment; and
●	the overall effects of global, political, economic and health conditions.

We remain concerned about the continuing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions.

Costs of Components and Raw Materials; Product Availability; Supply Chain Impacts

We have been and will continue to be affected by the availability of, and changes in the prices that we pay for component parts and raw materials, particularly aluminum, steel and petroleum-related products, which represent a substantial part of our total cost of operations.

Supply chain challenges such as shortages and delivery delays in component parts and raw materials were generally lessening as 2022 began but the impact of the war in Ukraine and general economic conditions caused these challenges to substantially increase over the first half of 2022. Supply chain disruptions and workforce retention challenges eased substantially during the second half of 2022, but these challenges continued to reduce our ability to complete finished goods without timing delays and to increase our costs of operations. In addition, general inflationary pressures coupled with rising interest rates have substantially increased in 2022, and the rapid strengthening of the US Dollar in comparison to certain other currencies has caused fluctuations within accumulated other comprehensive loss in our condensed consolidated balance sheet and the recognition of significant losses in our condensed consolidated statement of comprehensive income.

We continue to monitor these pressures closely and, when possible, attempt to mitigate the risk associated with them.  Historically, we have implemented price increases on our products to offset price increases in the raw materials that we use, and developed new supplier relationships to provide alternative sources for materials and component parts.  We have also developed alternatives to some of the components used in our production process that incorporate these raw materials, and our suppliers have implemented these alternatives in the production of our component parts.  In 2022, we implemented several price increases and surcharges and we announced an 8% price increase effective in the first quarter of 2023.  We have also sought additional production capabilities through capital deployment (such as our first quarter 2022 purchase of an additional small facility in Ooltewah, TN to be used in the production of small carrier units), by monitoring currency rates and purchasing currency denominations at advantageous times, and by relying more heavily on our in-house fabrication capabilities.

Trends and Outlook

Based on our strong backlog, the surcharge and price increases we have implemented and the current status of our process improvements, our operating results improved towards the end of 2022, and we believe we are well positioned to continue enhancing operating results.  However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures worsen, the continuing impact of the war in Ukraine or other geopolitical factors, and the threat of recession and general economic factors.  The impact of these factors remains largely out of our control, and we currently anticipate that these factors will continue to have an adverse impact on our production capabilities, financial results and cash flow during 2023.

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

	2022	2021	2020
Net Sales	100.0%	100.0%	100.0%
Costs of operations	90.3%	90.3%	88.0%
Gross Profit	9.7%	9.7%	12.0%
Operating Expenses:
Selling, general and administrative	6.2%	6.4%	6.1%
Non-operating (income) expenses
Interest expense, net	0.4%	0.2%	0.2%
Other (income) expense, net	0.1%	0.1%	(0.1)%
Total expenses, net	6.7%	6.7%	6.2%
Income before income taxes	3.0%	3.0%	5.8%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net sales were $848,456 for the year ended December 31, 2022, compared to $717,476 for the year ended December 31, 2021, an increase of 18.3%. The increase in our revenue stream was largely attributable to improvement in supply chain disruptions during the latter part of the year, which was in part due to onboarding of new suppliers as well as reengineering our products to overcome part scarcity. Net domestic sales increased from $627,573 for the year ended December 31, 2021 to $765,307 for the year ended December 31, 2022, and net foreign sales decreased from $89,903 to $83,149 during the same periods.

Costs of operations also increased 18.3% to $766,037 for the year ended December 31, 2022 from $647,624 for the year ended December 31, 2021. Overall, costs of operations as a percentage of net sales remained consistent at 90.3% for both the year ended December 31, 2022 and the year ended December 31, 2021. The sales price increases implemented in the second half of 2022 offset the dramatic rise of our component part costs during the first half of the year.

Selling, general and administrative expenses for the year ended December 31, 2022 increased to $52,827 from $46,233 for the year ended December 31, 2021, primarily due to increased employee compensation and continued inflationary pressures.  In addition, we experienced increases in travel related expenses as marketing activites resumed and we intensified efforts to expand our supply chain network during 2022. As a percentage of net sales, selling, general and administrative expenses decreased to 6.2% for 2022 from 6.4% for 2021.

Interest expense, net increased to $3,379 for the year ended December 31, 2022 from $1,355 for the year ended December 31, 2021. Increases in interest expense, net were primarily due to an increase in interest payments on distributor floor planning, as well interest payments on the credit facility.

When the Company has transactions that are denominated in a currency other than its functional currency, the Company is exposed to foreign currency transaction risk and must record gains and losses through other (income) expense when the related balance sheet items are remeasured in the functional currency of the Company. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses, with the remainder being composed of gains and losses on disposals of equipment. The Company experienced a net foreign currency exchange loss of $669 for 2022 compared to a net exchange loss of $536 for 2021.

The provision for income taxes for the years ended December 31, 2022 and 2021 reflects a combined federal, state and foreign tax rate of 21.0% and 25.3%, respectively, which corresponds to a tax provision of $5,386 for 2022 as compared to $5,511 for 2021. Our tax rate in 2022 compares favorably to 2021 primarily due to an increased percentage of income recognized in foreign jurisdictions with higher statutory rates during 2021, which also prohibited the Company from recognizing certain domestic deductions which reward higher levels of domestic earnings in comparison to earnings from foreign jurisdictions during 2021. For more information on the effective tax rate, see Note 6 to our Consolidated Financial Statements.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For a comparison of the 2021 to 2020 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” of our Annual Report on Form 10-K filed on March 9, 2022 for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

Cash used in operating activities during 2022 was $19,155, compared to $15,268 cash provided by operating activities during 2021. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. During 2022, we continued to increase purchases of materials, components and chassis to ramp up production to meet our historic demand levels and to mitigate various supply chain disruptions. These factors coupled with the increased costs of inventory and labor caused cash provided by operating activities to be exceeded by cash used in operation activities in 2022.  During 2021, we used available cash flow from operations toward similar working capital needs, to pay for capital expenditures, and to pay dividends.

Cash used in investing activities during 2022 was $28,931, compared to $9,059 used during 2021. The cash used in investing activities for 2022 and 2021 was primarily for the purchase of property, plant and equipment, including an aircraft purchased in 2022 which is used to enhance our marketing efforts, establish and maintain our relationships with key suppliers and visit our facilities that are not easily accessible via commercial air travel.  We also continued to invest in manufacturing automation, ERP system enhancements and employee safety initiatives during 2022.

Cash provided by financing activities during 2022 was $36,765, compared to $8,238 used during 2021. The cash provided by financing activities in 2022 was attributable to advances on the credit facility of $45,000, offset by dividend payments of $8,220 and an immaterial amount of payments on finance lease obligations. The cash used in financing activities in 2021 was primarily attributable to dividend payments of $8,216 and an immaterial amount of payments on finance lease obligations.

As of December 31, 2022, we had cash and cash equivalents of $40,153. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. During 2022, supply chain bottlenecks required us to continue allocating cash to working capital at higher than our normal levels in order to allow inventory to be produced to completion as quickly as the supply chain allowed. Accounts payable balances and raw materials and work in process inventory balances at December 31, 2022 increased significantly when compared to the prior year balances. Such constraints also impacted our ability to reduce our backlog, which remain at historically high levels. These supply chain disruptions and bottlenecks improved substantially over the second half of 2022 but are continuing into 2023.  However, we are optimistic that our efforts to supplement our supplier network and reengineer our products will improve our ability to finalize deliveries on a timely basis throughout 2023, allowing cash to be allocated consistent with the Company’s past practices and the buildup in backlog to be reduced.

At December 31, 2022, we had commitments of approximately $6,351 for the acquisition of property and equipment. As of December 31, 2022, we also had commitments of $2,565 in software license fees, all of which is expected to be settled over the next three years. In addition, as of December 31, 2022 we had purchase obligations of $94,356 arising from open purchase orders, which increased from $90,494 at December 31, 2021 as a result of materials and component cost increases and ramp up of production to meet customer demand. We expect all such purchase order obligations will be settled during 2023.

We expect our primary sources of cash to be cash flow from operations and cash and temporary investments on hand at December 31, 2022, with borrowings under our credit facility being available as needed. We expect these sources to be sufficient to satisfy our cash needs during 2023 and for the next several years. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory and other factors discussed above and elsewhere in this Annual Report, as well as financial, business and other factors, many of which are beyond our control.

At December 31, 2022 and 2021, $18,254 and $28,983, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries based in the local currency. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

For a discussion of the 2021 reporting period, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” of our Annual Report on Form 10-K filed on March 9, 2022 for the fiscal year ended December 31, 2021.

Credit Facility and Other Obligations

Credit Facility

On December 21, 2020, we amended and restated our loan agreement with First Horizon Bank (successor in interest to First Tennessee Bank National Association) (“First Horizon”).  The loan agreement provided for a $50 million unsecured revolving credit facility with a maturity date of May 31, 2027.  Borrowings under the credit facility bore interest at the LIBOR Rate (as defined in the loan agreement) plus 1.00% or 1.25% per annum, and we are required to pay a quarterly non-usage fee at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.  The credit facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for loan agreements of this kind.

Amended and restated covenants under the credit facility restrict payment of cash dividends if we would be in violation of the minimum tangible net worth test or the leverage ratio test as a result of the dividend, among other restrictions.

On October 28, 2022, we entered into a first amendment to the loan agreement with First Horizon.  Among other things, the amendment increased availability under the credit facility to a maximum principal amount of $100,000, made certain technical and operational adjustments necessary to implement one month Term SOFR as the primary interest rate index under the facility and added a new asset coverage financial covenant test. All other material terms and conditions of the credit facility remained unchanged.

We were in compliance with all covenants under the credit facility as of December 31, 2022.

Outstanding Borrowings

As of December 31, 2022 and 2021, the Company had $45,000 and $0 borrowings outstanding under the credit facility, respectively, and retains a balance of $45,000 at February 28, 2023.

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the one month Term SOFR plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 5.47% at December 31, 2022. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2022.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $926 in non-cancellable operating lease obligations and no non-cancellable finance lease obligations at December 31, 2022.  Leases with original contractual terms less than one year were excluded from non-cancellable lease obligations.

During 2021, we completed phase one of our enterprise software solution implementation and we continue to implement additional functionality available in the solution during 2022.  We expect this software to substantially improve our administrative efficiency and customer service levels.  We have $2,565 in remaining contractual payments under our agreement with the software provider, which extends through 2025.

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

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326). The update will require entities with financing receivables to disclose gross write-offs by year of origination of the receivable. The amendments in the update will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied prospectively. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.Recently Adopted Standards.

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

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under our current credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our current credit facility, the non-default rate of interest is equal to the one month Term SOFR per annum, depending on our leverage ratio, for a rate of interest of 5.47% at December 31, 2022. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2022.

Foreign Currency Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

During the years ended December 31, 2022, 2021, and 2020 the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange loss of $669, loss of $536, and gain of $685, respectively.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. During 2022, we recognized a $4,228 decrease in our foreign currency translation adjustment account because of the weakening of the U.S. dollar against certain foreign currencies, primarily the euro, compared to a decrease of $2,156 during 2021 and an increase of $2,714 during 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Part IV, Item 15 of this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on our assessment under those criteria, we concluded that, as of December 31, 2022, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which appears herein.

March 8, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited Miller Industries, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 of the Company and our report dated March 8, 2023, expressed an unqualified opinion.

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

/s/ Elliott Davis, LLC
Chattanooga, Tennessee
March 8, 2023

ITEM 9B.  OTHER INFORMATION

Board Refreshment and Other Corporate Governance Matters

Since late January 2023, the Company has been in discussions with one of its shareholders regarding Board refreshment and other corporate governance matters. These discussions are continuing but no agreement has been reached with such shareholder regarding these matters as of the filing of this report, and there is no certainty that any such agreement will be reached.

Executive Compensation

2023 NEO Annual Bonuses

On March 6, 2023, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved 2023 annual bonuses for the Company’s named executive officers who were serving as executive officers on December 31, 2022. The information set forth in the table below was based in part on input from a compensation consultant engaged by the Compensation Committee.

Executive Officer	Title	2023 Annual Bonus
William G. Miller II	President and Chief Executive Officer	$355,020
Jeffrey I. Badgley	President of International and Military	236,680
Deborah L. Whitmire	Executive Vice President, Chief Financial Officer and Treasurer	147,926
Vincent Tiano	Vice President and Chief Revenue Officer	147,926
Josias Reyneke	Vice President and Chief Information Officer	147,926
Jamison Linden	Vice President and Chief Manufacturing Officer	147,926

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act (if there are any applicable delinquencies to report), and our code of ethics applicable to our chief executive, financial and accounting officers, which information is incorporated by reference herein. Information relating to our executive officers is included in Part I, Item 1 of this Annual Report.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Proxy Statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer, except for the following: Ms. Whitmire and Mr. Reyneke filed a Form 4 one day late on March 4, 2022; Mr. Miller II filed a Form 4 four days late on March 7, 2022; and, Mr. Madonia filed a Form 4 five days late on March 8, 2022. In each case, the late Form 4 reported an award of time-based restricted stock units received March 1, 2022.

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, will contain our compensation committee report, information relating to director and executive officer compensation and information relating to compensation committee interlocks and insider participation, each of which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, will contain information relating to security ownership of certain beneficial owners and management, which information is incorporated by reference herein.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Proxy Statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, will contain information relating to the fees charged and services provided by Elliott Davis, LLC, our principal accountants, and our pre-approval policy and procedures for audit and non-audit services, which information is incorporated by reference into this Annual Report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements

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

3.Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

3.1	Charter, as amended, of the Registrant	—	Form 10-K	April 22, 2002	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	—	Form 10-K	March 6, 2019	3.2

3.3	Third Amended and Restated Bylaws of the Registrant	—	Form 10-Q	August 3, 2022	3.1

4.1	Description of the Registrant’s Securities	—	Form 10-K	March 4, 2020	4.1

10.1	Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant	33-79430	S-1	August 1994	10.28

10.2	Form of Indemnification Agreement by and between the Registrant and each of Theodore H. Ashford, III, Jeffrey I. Badgley, A. Russell Chandler, III, Frank Madonia, William G. Miller, William G. Miller, II, Josias W. Reyneke, Leigh Walton, Deborah L. Whitmire, and Richard H. Roberts **	—	Form 10-Q	September 14, 1998	10

10.3	Miller Industries, Inc. 2005 Equity Incentive Plan**	—	Schedule 14A	May 2, 2005	Annex B

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.4	2013 Non-Employee Director Stock Plan**	—	Schedule 14A	April 22, 2013	Annex A

10.5	Amendment No. 1 to Miller Industries, Inc. 2013 Non-Employee Director Stock Plan**	—	Form 8-K	March 15, 2017	10.1

10.6	Miller Industries, Inc. 2016 Stock Incentive Plan **	—	Schedule 14A	April 19, 2017	Appendix A

10.7	Amended and Restated Loan Agreement, dated as of December 21, 2020, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Horizon Bank	—	Form 8-K	December 23, 2020	10.1

10.8	Amended and Restated Master Revolving Credit Note dated as of December 21, 2020 issued by the Registrant to First Horizon Bank	—	Form 8-K	December 23, 2020	10.2

10.9	Form of Restricted Stock Unit Award Agreement**	—	Form 8-K	March 7, 2022	10.1

10.10	Commitment Letter from First Horizon Bank to Registrant, dated August 2, 2022	—	Form 10-Q	August 3, 2022	10

10.11	First Amendment to the Amended and Restated Loan Agreement, dated as of October 28, 2022, by and among the Registrant, certain of the Registrant’s wholly-owned subsidiaries, and First Horizon Bank	—	Form 8-K	November 3, 2022	10.1

10.12	Amended and Restated Master Revolving Credit Note dated as of October 28, 2022, issued by the Registrant to First Horizon Bank	—	Form 8-K	November 3, 2022	10.2

21	Subsidiaries of the Registrant*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL
*	Filed herewith.
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

**	Management contract or compensatory plan or arrangement.
(b)	The Registrant hereby files as exhibits to this Annual Report the exhibits set forth in Item 15(a)3 hereof.
(c)	The Registrant hereby files as financial statement schedules to this Annual Report the financial statement schedules set forth in Item 15(a)2 hereof.

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Miller Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2023, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Elliott Davis, LLC
We have served as the Company’s auditor since 2003.
Chattanooga, Tennessee
March 8, 2023

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(In thousands, except share data)

	2022	2021

ASSETS
CURRENT ASSETS:
Cash and temporary investments	$40,153	$54,332
Accounts receivable, net of allowance for credit losses of $1,319 and $1,155 at December 31, 2022 and December 31, 2021, respectively	177,663	153,977
Inventories, net	153,656	114,908
Prepaid expenses	4,576	5,751
Total current assets	376,048	328,968
NONCURRENT ASSETS:
Property, plant and equipment, net	112,145	95,293
Right-of-use assets - operating leases	909	1,231
Goodwill	11,619	11,619
Other assets	708	533
TOTAL ASSETS	$501,429	$437,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,500	$121,746
Accrued liabilities	27,904	22,779
Income taxes payable	2,430	2,087
Current portion of operating lease obligation	311	361
Current portion of finance lease obligation	—	15
Total current liabilities	156,145	146,988
NONCURRENT LIABILITIES:
Long-term obligations	45,000	—
Noncurrent portion of operating lease obligation	597	870
Deferred income tax liabilities	6,230	5,170
Total liabilities	207,972	153,028

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,416,716 and 11,410,728 outstanding at December 31, 2022 and December 31, 2021, respectively	114	114
Additional paid-in capital	152,392	151,449
Accumulated surplus	150,124	137,998
Accumulated other comprehensive loss	(9,173)	(4,945)
Total shareholders’ equity	293,457	284,616
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$501,429	$437,644

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except per share data)

	2022	2021	2020

NET SALES	$848,456	$717,476	$651,286
COSTS OF OPERATIONS	766,037	647,624	572,928
GROSS PROFIT	82,419	69,852	78,358

OPERATING EXPENSES:
Selling, general and administrative expenses	52,827	46,233	39,714

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	3,379	1,355	1,215
Other (income) expense, net	481	498	(668)
Total expense, net	56,687	48,086	40,261

INCOME BEFORE INCOME TAXES	25,732	21,766	38,097
INCOME TAX PROVISION	5,386	5,511	8,267
NET INCOME	$20,346	$16,255	$29,830

BASIC INCOME PER COMMON SHARE	$1.78	$1.42	$2.62
DILUTED INCOME PER COMMON SHARE	$1.78	$1.42	$2.62

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.72	$0.72

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,417	11,411	11,405
Diluted	11,417	11,411	11,405

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)

	2022	2021	2020
NET INCOME	$20,346	$16,255	$29,830

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(4,228)	(2,156)	2,714
Total other comprehensive income (loss)	(4,228)	(2,156)	2,714

COMPREHENSIVE INCOME	$16,118	$14,099	$32,544

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, January 1, 2020 (Revised)	114	151,055	108,341	(5,503)	254,007
Components of comprehensive income:
Net income	—	—	29,830	—	29,830
Foreign currency translation adjustment	—	—	—	2,714	2,714
Total comprehensive income	—	—	29,830	2,714	32,544
Issuance of common stock to non-employee directors (5,366)	—	194	—	—	194
Dividends paid, $0.72 per share	—	—	(8,212)	—	(8,212)
BALANCE, December 31, 2020 (Revised)	114	151,249	129,959	(2,789)	278,533
Components of comprehensive income:
Net income	—	—	16,255	—	16,255
Foreign currency translation adjustment	—	—	—	(2,156)	(2,156)
Total comprehensive income	—	—	16,255	(2,156)	14,099
Issuance of common stock to non-employee directors (5,260)	—	200	—	—	200
Dividends paid, $0.72 per share	—	—	(8,216)	—	(8,216)
BALANCE, December 31, 2021 (Revised)	114	151,449	137,998	(4,945)	284,616
Components of comprehensive income:
Net income	—	—	20,346	—	20,346
Foreign currency translation adjustment	—	—	—	(4,228)	(4,228)
Total comprehensive income	—	—	20,346	(4,228)	16,118
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	743	—	—	743
Dividends paid, $0.72 per share	—	—	(8,220)	—	(8,220)
BALANCE, December 31, 2022	$114	$152,392	$150,124	$(9,173)	$293,457

The accompanying notes are an integral part of these consolidated statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)

	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$20,346	$16,255	$29,830
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,762	11,036	9,598
(Gain) Loss on disposal of property, plant and equipment	(53)	(38)	17
Provision for credit losses	174	(137)	195
Issuance of non-employee director shares	200	200	194
Stock-based compensation on nonvested restricted stock units	743	—	—
Deferred tax provision	1,061	1,012	752
Changes in operating assets and liabilities:
Accounts receivable	(24,345)	(12,723)	27,375
Inventories	(40,748)	(32,071)	5,466
Prepaid expenses	1,130	(2,603)	1,652
Other assets	24	116	321
Accounts payable	4,485	33,939	(10,881)
Accrued liabilities	5,137	400	(5,194)
Income taxes payable	929	(118)	1,384
Net cash flows from operating activities	(19,155)	15,268	60,709
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,939)	(9,150)	(17,500)
Proceeds from sale of property, plant and equipment	8	91	276
Net cash flows from investing activities	(28,931)	(9,059)	(17,224)
FINANCING ACTIVITIES:
Net borrowings under credit facility	45,000	—	(4,998)
Payments of cash dividends	(8,220)	(8,216)	(8,212)
Net payments on other long-term obligations	—	—	(400)
Finance lease obligation payments	(15)	(22)	(21)
Net cash flows from financing activities	36,765	(8,238)	(13,631)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(2,858)	(1,160)	1,595
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(14,179)	(3,189)	31,449
CASH AND TEMPORARY INVESTMENTS, beginning of period	54,332	57,521	26,072
CASH AND TEMPORARY INVESTMENTS, end of period	$40,153	$54,332	$57,521
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,332	$1,570	$2,052
Cash payments for income taxes, net of refunds	$1,806	$5,890	$6,721

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

Accounts Receivable

Receivables are stated at their estimated collectible amounts and consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and reasonable forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Write-offs to the allowance for credit losses were de minimis during each of the years ended December 31, 2022, 2021, and 2020, and with the exception of a de minimis balance, all accounts receivable at December 31, 2022 were generated during 2022. For a rollforward of the allowance for credit losses, see “Schedule II – Valuation and Qualifying Accounts” contained herein.

Inventories

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Chassis	$18,604	$5,753
Raw materials	75,934	59,651
Work in process	40,655	33,994
Finished goods	18,463	15,510
	$153,656	$114,908

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

Property, plant and equipment at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Land and improvements	$16,855	$15,495
Buildings and improvements	83,220	78,144
Machinery and equipment	78,959	59,886
Furniture and fixtures	12,451	11,457
Software costs	10,897	10,383
	202,382	175,365
Less accumulated depreciation	(90,237)	(80,072)
	$112,145	$95,293

The Company recognized $11,762, $11,036 and $9,598, in depreciation and amortization expense in 2022, 2021 and 2020, respectively.

The Company capitalizes costs related to software development in accordance with established criteria, and amortizes those costs to expense on a straight-line basis over five years. System development costs not meeting proper criteria for capitalization are expensed as incurred.

Income Per Common Share

Income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The Company had no outstanding stock options and no potential dilutive common shares for the years ended December 31, 2022, 2021, and 2020.

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

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2022 and 2021:

	2022	2021
Accrued wages, commissions, bonuses and benefits	$11,370	$10,056
Accrued products warranty	2,098	3,076
Other	14,436	9,647
	$27,904	$22,779

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

Stock-Based Compensation

Stock compensation expense resulting from shares issued to non-employee directors was $200, $200, and $194 for the years ended December 31, 2022, 2021 and 2020, respectively.

For more information on stock-based compensation, see Note 4 to our Consolidated Financial Statements.

Product Warranty

The Company generally provides a one-year limited product and service warranty on certain of its products. The Company provides for the estimated cost of this warranty at the time of sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty expense in 2022, 2021 and 2020, was $3,237, $2,416 and $2,915, respectively.

The table below provides a summary of the warranty liability for December 31, 2022 and 2021:

	2022	2021
Accrual at beginning of the year	$3,076	$3,373
Provision	3,237	2,416
Settlement and Other	(4,215)	(2,713)
Accrual at end of year	$2,098	$3,076

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. In addition, the Company limits the amount of credit exposure through the use of accounts and funds backed by the U.S. Government and its agencies. However, certain balances in such accounts backed by the U.S. Government exceed insurance limits at times throughout the year. Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions and by frequent monitoring of the creditworthiness of the customers to whom the credit is granted in the normal course of business. At December 31, 2022, there was one customer with a trade account receivable of 10.63% of the Company’s total trade receivable.  There were no customers with a trade accounts receivable balance greater than 10% at December 31, 2021.

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

Research and Development

Research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs amounted to $4,030, $3,564 and $4,718 for 2022, 2021 and 2020, respectively.

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

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326). The update will require entities with financing receivables to disclose gross write-offs by year of origination of the receivable. The amendments in the update will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied prospectively. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

3.LONG-TERM OBLIGATIONS

Credit Facility

On December 21, 2020, we amended and restated our loan agreement with First Horizon Bank (successor in interest to First Tennessee Bank National Association) (“First Horizon”).  The loan agreement provided for a $50,000 unsecured revolving credit facility with a maturity date of May 31, 2027.  Borrowings under the credit facility bore interest at the LIBOR Rate (as defined in the loan agreement) plus 1.00% or 1.25% per annum, and we are required to pay a quarterly non-usage fee at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

The credit facility contains customary representations and warranties, events of default, and financial affirmative and negative covenants for loan agreements of this kind.  Covenants under the credit facility restrict the payment of cash dividends if we would be in violation of the minimum tangible net worth test or the leverage ratio test as a result of the dividend, among other restrictions.

On October 28, 2022, we entered into a first amendment to the loan agreement with First Horizon.  Among other things, the amendment increased availability under the credit facility to a maximum principal amount of $100,000, made certain technical and operational adjustments necessary to implement the one month Term SOFR Rate (as defined in the loan agreement) as the primary interest rate index under the facility, and added a new asset coverage financial covenant test.  All other material terms and conditions of the credit facility remained unchanged.  From and after the amendment, all borrowings under the credit facility bear interest at the one month Term SOFR Rate plus 1.00% or 1.25% per annum.

Interest expense on the credit facility was $1,088, $75, and $235 for the years ended December 31, 2022, 2021, and 2020, respectively.  We were in compliance with all covenants under the credit facility as of December 31, 2022.

The Company had outstanding borrowings of $45,000 under the credit facility at December 31, 2022. The Company had no outstanding borrowings under the credit facility at December 31, 2021.

Interest Rate Sensitivity

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the one month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio (for a rate of interest of 5.47% at December 31, 2022). A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows for the year ended December 31, 2022.

4.STOCK-BASED COMPENSATION PLANS

In accordance with the Company’s stock-based compensation plans, the Company may grant incentive stock options as well as non-qualified and other stock-related incentives to officers, employees and non-employee directors of the Company. At the Annual Meeting of Shareholders of the Company held on May 26, 2017, the Company’s shareholders voted to approve the Miller Industries, Inc. 2016 Stock Incentive Plan, pursuant to which 800,000 shares of common stock were reserved for issuance pursuant to awards granted under the plan. No awards may be granted under the Company’s 2016 Stock Incentive Plan on or after August 1, 2026.

At the Annual Meeting of Shareholders of the Company held on May 24 2013, the Company’s shareholders voted to approve the Miller Industries, Inc. 2013 Non-Employee Director Stock Plan, pursuant to which each non-employee director is granted an annual award of our common stock on the first day of each calendar year, with the number of shares being determined by dividing a dollar amount (currently $50,000) by the closing price of a share of our common stock on the first day of such year (or the closing price on the last preceding date on which sales of the Company’s common stock were reported).

Restricted Stock Units

During the years ended December 31, 2022, 2021 and 2020, each of our non-employee directors was granted an award of fully-vested shares of our common stock equal to $50,000 divided by the closing price of the common stock on January 1st of each year (or the closing price on the last preceding date on which sales of the Company’s stock were reported).

During the year ended December 31, 2022, our board of directors granted restricted stock units to certain of our employees and executive officers.  The restricted stock units vest in equal annual increments over the five years after the date of grant.  During the years ended December 31, 2021 and 2020, our board of directors did not grant equity awards to any employees or executive officers.  For more information on the 2022 grant, see the Company’s 8-K filed on March 7, 2022.

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

Right-of-use assets related to finance leases are included as a component of property, plant and equipment, net on the consolidated balance sheets and had the following values at December 31, 2022 and December 31, 2021.

	2022	2021
Finance lease right-of-use assets	$78	$78
Accumulated amortization	(78)	(64)
Finance lease right-of-use assets, net	$—	$14

A maturity analysis of the undiscounted cash flows of operating and finance lease obligations is as follows:

Operating Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2023	$324
2024	278
2025	243
2026	80
2027	1
Thereafter	—
Total lease payments	926
Less imputed interest	(19)
Lease obligation at December 31, 2022	$908

The lease cost and certain other information during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$14	$22	$21
Interest on lease obligation	1	1	2
Total finance lease cost	15	23	23
Total long-term operating lease cost	387	419	399
Total short-term operating lease cost	592	493	558
Total lease cost	$994	$935	$980

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$387	$419	$397
Financing cash flows from finance leases	15	22	21

Right-of-use assets obtained in exchange for new operating lease obligations	117	143	123

The weighted average remaining lease term for operating leases at December 31, 2022 was 3.13 years and there were no finance leases.  The weighted average remaining lease term for operating and finance leases at December 31, 2021 was 3.9 and 0.7, respectively. The weighted average discount rate for operating leases at December 31, 2022 was 3.16%. The weighted average discount rate for operating leases and finance leases at December 31, 2021 was 3.1% and 4.0%, respectively. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the year ended December 31, 2022, 2021, and 2020 of $205, $226, and $211, respectively.  The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the year ended December 31, 2022, 2021, and 2020 of $161, $113, and $114, respectively.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $74,122 and $47,883 at December 31, 2022 and 2021, respectively. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its liability under these arrangements and concluded that the liability associated with these potential repurchase obligations was not probable and thus not material at December 31, 2022 or 2021. No repurchases of products were required during 2022 or 2021.

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

Income before income taxes includes the following components:

	2022	2021	2020
United States	$21,572	$10,947	$31,183
Foreign	4,160	10,819	6,914
Total	$25,732	$21,766	$38,097

The provision for income taxes on income consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Current:
Federal	$3,225	$1,126	$5,099
State	180	343	96
Foreign	920	3,016	2,344
	4,325	4,485	7,539
Deferred:
Federal	890	981	734
State	91	13	9
Foreign	80	32	(15)
	1,061	1,026	728
	$5,386	$5,511	$8,267

The principal differences between the federal statutory tax rate and the income tax expense during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.8%	1.3%	0.2%
Excess of foreign tax over US tax on foreign income	0.5%	3.6%	2.3%
Domestic tax deductions and credits	(1.3)%	(1.6)%	(1.0)%
Foreign Derived Intangible Income deduction	(0.3)%	—%	(0.8)%
Other	0.3%	1.0%	—%
Effective tax rate	21.0%	25.3%	21.7%

Deferred tax assets and liabilities are determined based on the differences between the financial and tax basis of existing assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carry forwards which give rise to deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Allowance for credit losses	$268	$229
Accruals and reserves	2,058	1,917
Research and development	1,697	—
Other	747	503
Total deferred tax assets	4,770	2,649
Deferred tax liabilities:
Property, plant, and equipment	10,989	7,811
Other	11	8
Total deferred tax liabilities	11,000	7,819
Valuation Allowance	—	—
Net deferred tax asset/(liability)	$(6,230)	$(5,170)

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

As of December 31, 2022 and 2021, the Company had no federal net operating loss carryforwards, and a state net operating loss carryforward of approximately $1,135.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. At December 31, 2022 and 2021, the Company reported no unrecognized tax benefits in the consolidated balance sheets and no activity relating to unrecognized tax positions were recognized in the consolidated statements of income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2019 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations prior to 2019.

7.SHAREHOLDERS EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of one cent per share.

For more information on stock-based compensation and the Company’s 2016 Stock Incentive Plan, see Note 4 to our Consolidated Financial Statements.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of undesignated preferred stock with a par value of one cent per share and which can be issued in one or more series. The terms, price and conditions of the preferred shares will be set by the board of directors. No shares of preferred stock have been issued.

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Dividend payments made for 2022, 2021 and 2020 were as follows:

			Dividend
Payment	Record Date	Payment Date	(per share)	Amount

Q1 2020	March 16, 2020	March 23, 2020	$0.18	$2,053
Q2 2020	June 8, 2020	June 15, 2020	0.18	2,053
Q3 2020	September 7, 2020	September 14, 2020	0.18	2,053
Q4 2020	December 7, 2020	December 14, 2020	0.18	2,053
Total for 2020			$0.72	$8,212

Q1 2021	March 15, 2021	March 22, 2021	$0.18	$2,054
Q2 2021	June 7, 2021	June 14, 2021	0.18	2,054
Q3 2021	September 3, 2021	September 13, 2021	0.18	2,054
Q4 2021	December 6, 2021	December 13, 2021	0.18	2,054
Total for 2021			$0.72	$8,216

Q1 2022	March 21, 2022	March 28, 2022	$0.18	$2,055
Q2 2022	June 6, 2022	June 13, 2022	0.18	2,055
Q3 2022	September 5, 2022	September 12, 2022	0.18	2,055
Q4 2022	December 5, 2022	December 12, 2022	0.18	2,055
Total for 2022			$0.72	$8,220

8.EMPLOYEE BENEFIT PLANS

The Company maintains a contributory retirement plan for all full-time employees with at least 90 days of service. The plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The plan provides that each participant may contribute the maximum allowable under Internal Revenue Service regulations. For 2022, 2021 and 2020, the Company matched 50% of the first 5% of participant contributions. Matching contributions vest over the first five years of employment. Company contributions to the plan were $1,384, $1,179 and $1,021 in 2022, 2021 and 2020, respectively.

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

	2022		2021		2020
		Long-		Long-		Long-
		Lived		Lived		Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
North America	$765,307	$120,009	$627,573	$104,231	$556,540	$106,323

Foreign	83,149	4,665	89,903	5,115	94,746	5,384

	$848,456	$124,674	$717,476	$109,346	$651,286	$111,707

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. As of the years ended December 31, 2022 2021, and 2020 contract liability balances were $242, $257 and $272, respectively, and are included in accrued liabilities on the accompanying consolidated balance sheets. During the each of the years ended December 31, 2022, 2021 and 2020, the company did not increase contract liabilities.  During the years ended December 31, 2022, 2021, and 2020, respectively, the Company settled $15, $15 and $52 of this liability with a contract credit in lieu of satisfaction of these obligations. The Company did not have any contract assets at December 31, 2022 or 2021. Terms on account receivables vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were not material during the years ended December 31, 2022, 2021, or 2020.

10.CUSTOMER INFORMATION

At December 31, 2022 the Company had one customer that accounted for 11.2% of total consolidated net sales.  No single customer accounted for 10% or more of consolidated net sales for 2021 and 2020.

11.CORRECTION OF PRIOR PERIOD ERRORS

During the current fiscal year-end financial reporting process, the Company identified prior period accounting errors that the Company has concluded are not material to the Company’s previously reported consolidated financial statements and unaudited interim condensed consolidated financial statements.  The financial reporting periods affected by these errors include the Company’s previously reported consolidated financial statements for the fiscal years ended December 31, 2020 and 2021, and the Company’s previously reported unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods in the fiscal years ended December 31, 2020 and 2021 (collectively the ”previously reported financial statements”).

Based on management’s evaluation of the accounting errors under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 208”) and interpretations thereof, the Company concluded the errors are not material, on an individual or aggregate basis, to the Company’s previously reported financial statements.  The errors originated many years ago, are less than 3.6% of the impacted accounts, and would not materially impact ratios or amounts relied upon by users of the financial statements.  However, the Company further concluded the accounting errors cannot be corrected as an out-of-period adjustment in the Company’s current period consolidated financial statements as of and for the year ended December 31, 2022, because to do so would cause a material misstatement in those financial statements.  Accordingly, the Company is proceeding according to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed.  Therefore, the Company has corrected these accounting errors in the accompanying consolidated financial statements as of and for the fiscal years ended December 31, 2021, 2020 and 2019 as a revision of these financial statements.  In addition, the Company plans to correct the accounting errors in its previously reported interim condensed consolidated financial information for the three-month period ended March 31, 2023, the three- and six-month periods ended June 30, 2023, and the three- and nine-month period ended September 30, 2023, as an immaterial revision of those financial statements upon filing of the Company’s fiscal year 2023 Quarterly Reports on Form 10-Q.

The following is a description of the accounting errors and their impact on the Company’s previously reported financial statements:

A component of the Company’s recent ERP system upgrade was the implementation of an improved consolidation reporting module which is used to consolidate financial statements of the individual entities and produce the necessary entries for elimination of transactions between those entities.  During the fourth quarter of 2022 as an element of this implementation, a complete review of historical elimination entries was performed, and it was determined that certain amounts were not properly eliminated in prior year periods.  These elimination errors occurred beginning in 1996 with the acquisition our foreign subsidiaries, continued through 2006 and were carried forward through 2021.

The following table presents the impact of correcting these errors on the Company’s previously reported financial statements, and as of and for the year ended December 31, 2022 (in thousands):

	December 31, 2021
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$96,496	$(1,203)	$95,293
Accounts payable	119,029	2,717	121,746
Accumulated surplus	141,918	(3,920)	137,998

	December 31, 2020
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$98,620	$(1,203)	$97,417
Accounts payable	85,534	2,717	88,251
Accumulated surplus	133,879	(3,920)	129,959

	December 31, 2019
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$90,735	$(1,203)	$89,532
Accounts payable	95,750	2,717	98,467
Accumulated surplus	112,261	(3,920)	108,341

12.SUBSEQUENT EVENTS

Quarterly Dividend

On March 6, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable March 27, 2023 to shareholders of record as of March 20, 2023.

2022 Executive Compensation Matters

For additional information on these executive compensation matters, please refer to the information under the heading “Executive Compensation” in Part II, Item 9B – “Other Information” in this Annual Report.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at		Accounts	Balance at
	Beginning	Charged to	Written	End of
	of Period	Expense	Off	Period

Year Ended December 31, 2020
Deduction from asset accounts:
Allowance for credit losses	$1,106	195	(6)	$1,295

Year Ended December 31, 2021
Deduction from asset accounts:
Allowance for credit losses	$1,295	(137)	(3)	$1,155

Year Ended December 31, 2022
Deduction from asset accounts:
Allowance for credit losses	$1,155	174	(10)	$1,319

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2023.

MILLER INDUSTRIES, INC.

By:	/s/ William G. Miller, II
William G. Miller, II
President, Chief Executive Officer and Director

Know all men by these presents, that each person whose signature appears below constitutes and appoints William G. Miller, II and Frank Madonia, and each or any one of them, as attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 8th day of March, 2023.

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