Form 10-Q
period 2023-03-31
MILLER INDUSTRIES INC /TN/
filed 2023-05-03
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 28, 2023 was 11,441,036.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, resulting from changes in demand and market conditions, the general inflationary environment, the war in Ukraine, and the lingering effects of the COVID-19 pandemic on supply chains;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from inflationary pressures, higher interest rates, economic and geopolitical uncertainties (including the war in Ukraine);
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	future impacts resulting from the war in Ukraine, which include or could include (among other effects) disruption in global commodity and other markets, increased prices for energy, supply shortages and supplier financial risk;
●	increased labor costs and the ability to attract and retain skilled labor to manufacture our products;
●	the potential negative impacts of higher interest rates and other actions taken by the federal government in response to economic volatility and inflationary pressures, including the impact on our customers’ and end users’ access to capital and credit to fund purchases;
●	our ability to raise capital, including to grow our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders due to the significant additional indebtedness we incurred during 2022;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	changes in foreign currency exchange rates and interest rates;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;

●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws;
●	and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which discussion is incorporated herein by this reference.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2023	December 31,
	(Unaudited)	2022
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$29,720	$40,153
Accounts receivable, net of allowance for credit losses of $1,364 and $1,319 at March 31, 2023 and December 31, 2022, respectively	233,115	177,663
Inventories, net	164,431	153,656
Prepaid expenses	6,771	4,576
Total current assets	434,037	376,048
NONCURRENT ASSETS:
Property, plant and equipment, net	110,976	112,145
Right-of-use assets - operating leases	847	909
Goodwill	11,619	11,619
Other assets	686	708
TOTAL ASSETS	$558,165	$501,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$169,458	$125,500
Accrued liabilities	30,264	27,904
Income taxes payable	4,741	2,430
Current portion of operating lease obligation	307	311
Total current liabilities	204,770	156,145
NONCURRENT LIABILITIES:
Long-term obligations	45,000	45,000
Noncurrent portion of operating lease obligation	569	597
Deferred income tax liabilities	6,159	6,230
Total liabilities	256,498	207,972

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,441,036 and 11,416,716 outstanding at March 31, 2023 and December 31, 2022, respectively	114	114
Additional paid-in capital	152,462	152,392
Accumulated surplus	157,285	150,124
Accumulated other comprehensive loss	(8,194)	(9,173)
Total shareholders’ equity	301,667	293,457
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$558,165	$501,429

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2023	2022

NET SALES	$282,275	$215,545
COSTS OF OPERATIONS	251,858	200,205
GROSS PROFIT	30,417	15,340

OPERATING EXPENSES:
Selling, general and administrative expenses	17,924	12,386

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	1,012	418
Other (income) expense, net	(318)	52
Total expense, net	18,618	12,856

INCOME BEFORE INCOME TAXES	11,799	2,484
INCOME TAX PROVISION	2,579	419
NET INCOME	$9,220	$2,065

BASIC INCOME PER COMMON SHARE	$0.81	$0.18
DILUTED INCOME PER COMMON SHARE	$0.81	$0.18

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,425	11,417
Diluted	11,431	11,421

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2023	2022
NET INCOME	$9,220	$2,065

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	979	25
Total other comprehensive income (loss)	979	25

COMPREHENSIVE INCOME	$10,199	$2,090

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data and per share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2021 (Revised)	$114	$151,449	$137,998	$(4,945)	$284,616
Components of comprehensive income:
Net income	—	—	2,065	—	2,065
Foreign currency translation adjustment	—	—	—	25	25
Total comprehensive income	—	—	2,065	25	2,090
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	75	—	—	75
Dividends paid, $0.18 per share	—	—	(2,055)	—	(2,055)
BALANCE, March 31, 2022 (Revised)	$114	$151,724	$138,008	$(4,920)	$284,926

BALANCE, December 31, 2022	$114	$152,392	$150,124	$(9,173)	$293,457
Components of comprehensive income:
Net income	—	—	9,220	—	9,220
Foreign currency translation adjustment	—	—	—	979	979
Total comprehensive income	—	—	9,220	979	10,199
Provision for common stock to non-employee directors (2,302)	—	61	—	—	61
Stock-based compensation on nonvested restricted stock units	—	223	—	—	223
Vesting of executive restricted stock units	—	(214)	—	—	(214)
Dividends paid, $0.18 per share	—	—	(2,059)	—	(2,059)
BALANCE, March 31, 2023	$114	$152,462	$157,285	$(8,194)	$301,667

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2023	2022
OPERATING ACTIVITIES:
Net income	$9,220	$2,065
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,148	2,793
Provision for credit losses	45	45
Issuance of non-employee director shares	61	200
Stock-based compensation on nonvested restricted stock units	223	75
Deferred tax provision	(66)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(55,235)	(39,960)
Inventories	(10,320)	(9,434)
Prepaid expenses	(2,193)	(2,992)
Other assets	88	(38)
Accounts payable	44,003	21,363
Accrued liabilities	1,895	(1,925)
Income taxes payable	2,367	(1,091)
Net cash flows from operating activities	(6,764)	(28,936)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,749)	(4,091)
Proceeds from sale of property, plant and equipment	—	8
Net cash flows from investing activities	(1,749)	(4,083)
FINANCING ACTIVITIES:
Net borrowings under credit facility	—	10,000
Payments of cash dividends	(2,059)	(2,055)
Finance lease obligation payments	—	(6)
Net cash flows from financing activities	(2,059)	7,939
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	139	40
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(10,433)	(25,040)
CASH AND TEMPORARY INVESTMENTS, beginning of period	40,153	54,332
CASH AND TEMPORARY INVESTMENTS, end of period	$29,720	$29,292
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,493	$467
Cash payments for income taxes, net of refunds	$495	$572

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

2.          RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

During the first quarter of 2023, the Company adopted ASU 2021-08, Business Combinations (Topic 805) which requires the Company to measure and recognize contract assets and contract liabilities when purchased as part of a business combination.  According to the guidance, the acquirer must follow ASC Topic 606 in accounting for the contract asset or contract liability being purchased.  The amendments in the update were effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years.  The Company has applied the amendments prospectively.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Also during the first quarter of 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326).  The update requires entities with financing receivables to disclose gross write-offs by year of origination of the receivable. The amendments in the update were effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years, and has been applied prospectively. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.          BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share were calculated using the following:

	Three Months Ended
	March 31
	2023	2022

Net Income	$9,220	$2,065

Basic and Diluted Common Shares
Weighted Average Shares Outstanding - Basic	11,425	11,417
Dilution for Assumed Exercises of Nonvested Restricted Stock Units	6	4
Weighted Average Common Shares Outstanding - Diluted	11,431	11,421

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. The Company uses the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted income per share. For the three months ended March 31, 2023, 128 nonvested restricted stock units would have been anti-dilutive. There were 32 restricted stock units that vested in March 2023, with 24 shares being issued and 8 shares being forfeited to provide for payment of applicable taxes.  There were no restricted stock units granted during the three months ended March 31, 2023, but 96 non-vested shares of the previously granted restricted stock units remained outstanding during the period.

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

	For the Three Months Ended
	March 31,
	2023	2022
Net Sales:
North America	$258,167	$194,351
Foreign	24,108	21,194
	$282,275	$215,545

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. For both March 31, 2023 and December 31, 2022, contract liability balances were $242, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three months ended March 31, 2023, or during the three months ended March 31, 2022. The Company did not have any contract assets at March 31, 2023 or December 31, 2022.

The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were de minimis during the three months ended March 31, 2023 and during the three months ended March 31, 2022.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. Sales from one customer made up approximately 11% of total Company sales during the three months ended March 31, 2023. Sales from one customer made up approximately 10% of total Company sales during the three months ended March 31, 2022. There were no customers with accounts receivable greater than 10% of total accounts receivable at March 31, 2023.  Accounts receivable from one customer made up approximately 10% of total Company trade accounts receivable at March 31, 2023 or December 31, 2022.

5.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Chassis	$18,125	$18,604
Raw materials	77,852	75,934
Work in process	42,588	40,655
Finished goods	25,866	18,463
	$164,431	$153,656

6.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $100.0 million unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants.  The Company has been in compliance with these covenants throughout 2022 and during the first three months of 2023, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In absence of a default, all borrowings under the credit facility bear interest at the one month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio.  The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

During the first three months of 2023, the Company retained $45,000 in outstanding borrowings under its credit facility at March 31, 2023. At March 31, 2023 and December 31, 2022, the Company had cash and temporary investments of $29,720 and $40,153, respectively.

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

A maturity analysis of the undiscounted cash flows of operating lease obligations is as follows:

Operating Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2023	$254
2024	292
2025	254
2026	83
2027	1
Thereafter	—
Total lease payments	884
Less imputed interest	(8)
Lease obligation at March 31, 2023	$876

The lease cost and certain other information during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31
	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$9	$5
Interest on lease obligation	1	1
Total finance lease cost	10	6
Total long-term operating lease cost	88	106
Total short-term operating lease cost	86	166
Total lease cost	$184	$278

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$88	$107
Financing cash flows from finance leases	—	6

Right-of-use assets obtained in exchange for new operating lease obligations	—	31

The weighted average remaining lease term for operating leases at March 31, 2023 was 3.2 years.  The weighted average remaining lease term for operating leases at December 31, 2022 was 3.7 years. The weighted average discount rate for operating leases at March 31, 2023 was 3.2%. The weighted average discount rate for operating leases at December 31, 2022 was 3.9%. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended March 31, 2023 and 2022 of $50 and $55, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $57 and $33 during the three months ended March 31, 2023 and 2022, respectively.

Other Commitments

At March 31, 2023 and December 31, 2022, the Company had commitments of approximately $9,159 and $6,351, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics and the use of artificial intelligence.  Related to the continuing implementation project, at March 31, 2023 and December 31, 2022, the Company had commitments of approximately $2,874 and $2,565, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $88,619 at March 31, 2023, and $74,122 at December 31, 2022. The increase during 2023 is due to increases in sales and supply chain issues that delay payment until all parts and components are received. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its commitment under these arrangements and concluded that there is no probable loss associated with these potential repurchase obligations and thus no associated liability was recognized at March 31, 2023 or December 31, 2022.

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

8.          INCOME TAXES

As of March 31, 2023, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were $1,135 at March 31, 2023.

9.           CORRECTION OF PRIOR PERIOD ERRORS

As previously disclosed in Note 11 to the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022, the Company identified prior period accounting errors that the Company has concluded are not material to the Company’s previously reported consolidated financial statements and unaudited condensed consolidated financial statements.

During the prior fiscal year-end financial reporting process, the Company identified prior period accounting errors that the Company concluded were not material to the Company’s previously reported consolidated financial statements and unaudited interim condensed consolidated financial statements.  The financial reporting periods affected by these errors include the Company’s previously reported consolidated financial statements for the fiscal years ended December 31, 2021, and the Company’s previously reported unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods in the fiscal year ended December 31, 2022 (collectively the “previously reported financial statements”).

Based on management’s evaluation of the accounting errors under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 208”) and interpretations thereof, the Company concluded the errors were not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The errors originated many years ago, were less than 3.6% of the impacted accounts, and did not materially impact ratios or amounts relied upon by users of the financial statements. However, the Company further concluded the accounting errors could not be corrected as an out-of-period adjustment in the Company’s current period consolidated financial statements as of and for the year ended December 31, 2022, because to do so would cause a material misstatement in those financial statements.  Accordingly, the Company proceeded according to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed. Therefore, the Company corrected these accounting errors in all of the Company’s previously reported annual and interim consolidated financial statements impacted by the errors, which includes the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023.

	March 31, 2022
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$97,877	$(1,203)	$96,674
Accounts payable	139,311	2,717	142,028
Accumulated surplus	141,928	(3,920)	138,008

	December 31, 2021
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$96,496	$(1,203)	$95,293
Accounts payable	119,029	2,717	121,746
Accumulated surplus	141,918	(3,920)	137,998

10.          SUBSEQUENT EVENTS

Dividends

On May 1, 2023, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 12, 2023, to shareholders of record as of June 5, 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.  Unless the context indicates otherwise, all dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact.  In addition, our recent domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to increase our production capacity and optimize our manufacturing processes.  These projects were completed during the period from 2017 to 2021 at a cost of over $82,000.  We completed phase one of the implementation of an enterprise software solution during 2021, and we continued to implement additional functionality available in the solution in 2022 and 2023.  We expect this software to substantially improve our administrative efficiency and customer service levels. As we retain our focus toward modernization, we expect to continue to invest in robotics and automated material handling equipment across all of our domestic manufacturing facilities.

At March 31, 2023, the Company owed $45,000 under its primary credit facility.  During 2022, the Company drew the full $45,000 for working capital needs, and has since reduced the balance on its credit facility to $40,000 as of April 28, 2023.

Key Factors Affecting Operating Results

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

Recent Trends and Outlook

The first half of 2022 was marked by continued challenges recovering from the global COVID-19 pandemic in the form of inflationary cost pressures in both raw materials and labor, as well as persistent supply chain disruptions that collectively had a materially adverse impact on our financial performance. We took pricing actions to offset these inflationary cost pressures, while continuing to execute against our strategic initiatives such as our ERP implementation, enterprise software upgrades, and other operational and productivity improvement initiatives aimed at reducing our expenses as a percentage of net sales.  We also continued to invest in our inventory in the form of critical parts and in goods near completion, in order to fulfil orders of finished goods as soon as the necessary parts became available.

In the latter part of 2022, our strong backlog allowed revenues to increase as parts became more available due to supply chain improvement and actions that we took over the course of 2022 to diversify and increase the flexibility of our supply chain.  Gross margin also steadily improved due to our pricing actions, productivity improvements and the easing of raw material costs. These trends accelerated in the first quarter of 2023, resulting in substantially increased revenues and net income for the period.

Based on our strong backlog, the price increases and productivity improvements we have implemented, lessening supply chain disruptions and easing inflationary pressures, we believe we are well positioned to continue enhancing our operating results.  However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, the continuing impact of the war in Ukraine or other geopolitical factors, and the threat of recession and general economic factors.  The impact of these factors remains largely out of our control, and we currently anticipate that these factors will continue to have an adverse impact on our production capabilities, financial results and cash flow over the remainder of 2023.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the first three months of 2023.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net sales for the three months ended March 31, 2023 increased 31.0% to $282,275 from $215,545 for the comparable period in 2022. The increase in revenue is the result of the realization of price increases and increases in production volume across all our product categories due to supply chain improvements and continued strong customer demand. Net domestic sales increased during the three months ended March 31, 2023 to $258,167 from $194,351 for the comparable period in 2022, while net foreign sales increased to $24,108 from $21,194 during the same three-month period.

Costs of operations for the three months ended March 31, 2023 increased 25.8% to $251,858 from $200,205 for the comparable period in 2022, due to increased deliveries. Costs of operations decreased as a percentage of sales to 89.2%, compared to 92.9% for the comparable period in 2022, primarily due to the recognition of price increases on sales to customers that offset higher input costs.

Selling, general and administrative expenses for the three months ended March 31, 2023 increased to $17,924 from $12,386 for the comparable period in 2022 due to increased expenses associated with increased sales volumes, as well as approximately $1,100 in increased professional and legal fees associated with recent investor activity discussed in the 8-K filed in March 2023, as well as additional executive compensation expense as discussed in the 8-K filed in April 2023. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2023 increased to 6.3% from 5.7% in the comparable period in 2022.

Interest expense, net increased to $1,012 from $418 for the three months ended March 31, 2023 as compared to the prior year period. Increases in interest expense, net were primarily due to increased borrowings on our credit facility, increased interest rates and increases in floor plan interest payments.

For the three months ended March 31, 2023 the Company recognized a net foreign currency exchange gain of $338, compared to a net loss of $52 for the three months ended March 31, 2022, reflecting foreign currency gains and loss on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the three months ended March 31, 2023 and 2022 reflects a combined effective U.S. federal, state and foreign tax rate of 21.9% and 16.9%, respectively. The higher year over year rate was due to favorable tax adjustments in foreign tax jurisdictions in the prior year.  The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash used in operating activities was $6,764 for the three months ended March 31, 2023, compared to cash used in operating activities of $28,936 in the comparable period in 2022. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in net cash flows from operating activities during the three months ended March 31, 2023, in comparison to the three months ended March 31, 2022, is primarily due to increases in receivables related to increases in sales, coupled with recent increases in inventory purchases associated with increased production levels and necessary to mitigate supply chain constraints.

Cash used in investing activities was $1,749 for the three months ended March 31, 2023 compared to $4,083 for the comparable period in 2022. The cash used in investing activities for the three months ended March 31, 2023 was for purchases of property, plant and equipment.

Cash used in financing activities was $2,059 for the three months ended March 31, 2023, compared to cash provided by financing activities of $7,939 for the comparable period in 2022. Net cash flows used in financing activities for the three months ended March 31, 2023 resulted from payment of cash dividends of $2,059.  Net cash flows from financing activities for the three months ended March 31, 2022 resulted from the advances on the credit facility, offset by payment of cash dividends of $2,055 and an immaterial amount of payments on finance lease obligations.

As of March 31, 2023, we had cash and temporary investments of $29,720, and an additional $55,000 in available borrowings under our existing credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At March 31, 2023, the Company had commitments of approximately $9,159 for the acquisition of property, plant and equipment.  At March 31, 2023, we also had a commitment of approximately $2,874 in software license fees related to the implementation of our enterprise software solution.

We expect our primary sources of cash to be cash flows from operations, cash and temporary investments on hand at March 31, 2023 and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs for at least the next year. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the supply chain, economic and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, as well as financial, business and other factors, many of which are beyond our control.

As of March 31, 2023 and December 31, 2022, $20,715 and $18,254, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $100.0 million unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind.  The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants.  The Company has been in compliance with these covenants throughout 2022 and during the first three months of 2023, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In absence of a default, all borrowings under the credit facility bear interest at the one month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio.  The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company had $45,000 in outstanding borrowings under the credit facility at March 31, 2023 and December 31, 2022.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at March 31, 2023 and December 31, 2022, we had approximately $884 and $926 in non-cancelable operating lease obligations, respectively, and $0 and $10 in non-cancelable finance lease obligations, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the one month Term SOFR plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest of 5.92% at March 31, 2023. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows as of and for the three months ended March 31, 2023.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations have a translation impact on our financial position and results of operations. During the three months ended March 31, 2023, we recognized a $979 unrealized gain in our foreign currency translation equity adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound. During the three months ended March 31, 2022, we recognized a $25 unrealized gain. These amounts were recognized in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended March 31, 2023 and 2022, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange gains of $338 and losses of $52, respectively.

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

ITEM 1A.          RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

Date: May 3, 2023