Form 10-Q
period 2023-06-30
MILLER INDUSTRIES INC /TN/
filed 2023-08-09
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 31, 2023 was 11,445,640.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, resulting from changes in demand and market conditions, the general inflationary environment, the war in Ukraine, and the lingering effects of the COVID-19 pandemic on supply chains;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from inflationary pressures, higher interest rates, and economic and geopolitical uncertainties (including the war in Ukraine);
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	future impacts resulting from the war in Ukraine, which include or could include (among other effects) disruption in global commodity and other markets, increased prices for energy, supply shortages and supplier financial risk;
●	increased labor costs and the ability to attract and retain skilled labor to manufacture our products;
●	the potential negative impacts of higher interest rates and other actions taken by the federal government in response to economic volatility and inflationary pressures, including the impact on our customers’ and end users’ access to capital and credit to fund purchases;
●	our ability to raise capital, including to grow our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders due to the significant additional indebtedness we incurred during 2022 and 2023;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	changes in foreign currency exchange rates and interest rates;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;
●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;

●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; and
●	those other risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which discussion is incorporated herein by this reference.

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

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2023	December 31,
	(Unaudited)	2022
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$30,502	$40,153
Accounts receivable, net of allowance for credit losses of $1,412 and $1,319 at June 30, 2023 and December 31, 2022, respectively	264,542	177,663
Inventories, net	167,458	153,656
Prepaid expenses	6,393	4,576
Total current assets	468,895	376,048
NONCURRENT ASSETS:
Property, plant and equipment, net	116,055	112,145
Right-of-use assets - operating leases	770	909
Goodwill	20,594	11,619
Other assets	681	708
TOTAL ASSETS	$606,995	$501,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$188,869	$125,500
Accrued liabilities	34,537	27,904
Income taxes payable	882	2,430
Current portion of operating lease obligation	311	311
Total current liabilities	224,599	156,145
NONCURRENT LIABILITIES:
Long-term obligations	60,000	45,000
Noncurrent portion of operating lease obligation	496	597
Deferred income tax liabilities	6,182	6,230
Total liabilities	291,277	207,972

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,445,640 and 11,416,716 outstanding at June 30, 2023 and December 31, 2022, respectively	114	114
Additional paid-in capital	152,746	152,392
Accumulated surplus	170,141	150,124
Accumulated other comprehensive loss	(7,283)	(9,173)
Total shareholders’ equity	315,718	293,457
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$606,995	$501,429

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

NET SALES	$300,264	$201,500	$582,539	$417,045
COSTS OF OPERATIONS	260,335	183,126	512,194	383,331
GROSS PROFIT	39,929	18,374	70,345	33,714

OPERATING EXPENSES:
Selling, general and administrative expenses	19,480	12,651	37,403	25,037

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	1,700	628	2,713	1,046
Other (income) expense, net	(229)	275	(548)	327
Total expense, net	20,951	13,554	39,568	26,410

INCOME BEFORE INCOME TAXES	18,978	4,820	30,777	7,304
INCOME TAX PROVISION	4,063	1,063	6,642	1,482
NET INCOME	$14,915	$3,757	$24,135	$5,822

BASIC INCOME PER COMMON SHARE	$1.30	$0.33	$2.11	$0.51
DILUTED INCOME PER COMMON SHARE	$1.29	$0.33	$2.10	$0.51

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,466	11,417	11,425	11,417
Diluted	11,526	11,417	11,477	11,421

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
NET INCOME	$14,915	$3,757	$24,135	$5,822

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	911	(2,305)	1,890	(2,280)
Total other comprehensive income (loss)	911	(2,305)	1,890	(2,280)

COMPREHENSIVE INCOME	$15,826	$1,452	$26,025	$3,542

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data and per share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2021 (Revised)	$114	$151,449	$137,998	$(4,945)	$284,616
Components of comprehensive income:
Net income	—	—	2,065	—	2,065
Foreign currency translation adjustment	—	—	—	25	25
Total comprehensive income	—	—	2,065	25	2,090
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	75	—	—	75
Dividends paid, $0.18 per share	—	—	(2,055)	—	(2,055)
BALANCE, March 31, 2022 (Revised)	$114	$151,724	$138,008	$(4,920)	$284,926
Components of comprehensive income:
Net income	—	—	3,757	—	3,757
Foreign currency translation adjustment	—	—	—	(2,305)	(2,305)
Total comprehensive income	—	—	3,757	(2,305)	1,452
Stock-based compensation on nonvested restricted stock units	—	222	—	—	222
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2022 (Revised)	114	151,946	139,711	(7,225)	284,546

BALANCE, December 31, 2022	$114	$152,392	$150,124	$(9,173)	$293,457
Components of comprehensive income:
Net income	—	—	9,220	—	9,220
Foreign currency translation adjustment	—	—	—	979	979
Total comprehensive income	—	—	9,220	979	10,199
Provision for restricted stock units to non-employee directors (2,302)	—	61	—	—	61
Stock-based compensation on nonvested restricted stock units	—	223	—	—	223
Vesting of executive restricted stock units	—	(214)	—	—	(214)
Dividends paid, $0.18 per share	—	—	(2,059)	—	(2,059)
BALANCE, March 31, 2023	$114	$152,462	$157,285	$(8,194)	$301,667
Components of comprehensive income:
Net income	—	—	14,915	—	14,915
Foreign currency translation adjustment	—	—	—	911	911
Total comprehensive income	—	—	14,915	911	15,826
Stock-based compensation on nonvested restricted stock units	—	223	—	—	223
Issuance of restricted stock units to non-employee directors (4,604)		61	—		61
Dividends paid, $0.18 per share	—	—	(2,059)	—	(2,059)
BALANCE, June 30, 2023	$114	$152,746	$170,141	$(7,283)	$315,718

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2023	2022
OPERATING ACTIVITIES:
Net income	$24,135	$5,822
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,361	5,623
(Gain) Loss on disposal of property, plant and equipment	1	(36)
Provision for credit losses	90	81
Issuance of non-employee director shares	123	200
Stock-based compensation on nonvested restricted stock units	231	297
Deferred tax provision	(44)	56
Changes in operating assets and liabilities:
Accounts receivable	(84,227)	(37,708)
Inventories	(9,407)	(27,482)
Prepaid expenses	(1,714)	(1,716)
Other assets	198	34
Accounts payable	62,508	19,194
Accrued liabilities	4,655	808
Net cash flows from operating activities	2,910	(34,827)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,610)	(22,840)
Proceeds from sale of property, plant and equipment	239	8
Acquisition of business	(17,802)	—
Net cash flows from investing activities	(24,173)	(22,832)
FINANCING ACTIVITIES:
Net borrowings under credit facility	15,000	40,000
Payments of cash dividends	(4,119)	(4,109)
Finance lease obligation payments	—	(11)
Net cash flows from financing activities	10,881	35,880
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	731	(1,424)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(9,651)	(23,203)
CASH AND TEMPORARY INVESTMENTS, beginning of period	40,153	54,332
CASH AND TEMPORARY INVESTMENTS, end of period	$30,502	$31,129
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,473	$1,022
Cash payments for income taxes, net of refunds	$8,268	$1,496

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

Also during the first quarter of 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326). The update requires entities with financing receivables to disclose gross write-offs by year of origination of the receivable. The amendments in the update were effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years, and has been applied prospectively. The adoption of this update did not have a material impact on the condensed Company’s consolidated financial statements and related disclosures.

3.          BUSINESS COMBINATIONS

On May 31, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc., (“SHC”), a Tennessee corporation. SHC manufactures, sells and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which management believes will bolster its efforts to enhance the stability of the Company’s supply chain.

The purchase price totaling approximately $17.8 million was comprised of cash on hand and by drawing on the existing revolving credit facility.

The preliminary allocation of the consideration for the net assets acquired from the acquisition of SHC were as follows:

Sources of financing
Cash	$17,802
Fair value of consideration transferred	17,802

Fair value of assets and liabilities
Accounts receivable	2,244
Fixed assets	3,735
Inventory	3,385
Prepaid insurance	93
Total identifiable assets acquired	9,457

Assumed liabilities	630
Goodwill	$8,975

The acquired business contributed revenues of $919 and earnings of $33 to the Company for the period from June 1, 2023 to June 30, 2023. Earnings for the period include adjustments made for the elimination of intercompany sales and profits, as well as sales of finished goods recorded at market value as part of the acquisition. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022.

	Pro forma for six months ended (unaudited) June 30,
	2023	2022
Revenue	$588,469	$423,251
Earnings	$25,742	$6,272

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Southern Hydraulic Cylinder, Inc.

The goodwill is not deductible for tax purposes.

The fair value of the assets acquired includes trade receivables of $2,244 that are not purchased financial assets with credit deterioration. The Company does not anticipate any markdowns of trade receivables or corresponding credit losses.

The initial accounting is incomplete due to the timing of the closing in relation to this quarterly filing. The Company is still evaluating the value of certain assets acquired and will be obtaining a third-party valuation. Any adjustments to the value of assets, such as intangible assets, fixed assets or inventory, will be disclosed in future filings.

Transaction costs incurred in the acquisition were not material and were primarily related to legal, accounting and consulting services and were expensed as incurred through June 30, 2023 and are included in Selling, General and Administrative expenses in the condensed consolidated statements of operations.

The allocations of the fair value of the acquired business were based on preliminary valuations of the estimated net fair value of the assets acquired and liabilities assumed. The fair value estimates are subject to adjustment during the measurement period (up to one year from the acquisition date). The fair values of the net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date, if any, that, if known, would have resulted in revised values for these items as of that date. The net working capital adjustment related to the acquisitions are estimated as of the closing date and will be adjusted based on that estimate. Net working capital adjustments, if any, will be recorded in other assets on the condensed consolidated balance sheet. The impact of all changes, if any, that do not qualify as measurement period adjustments are included in current period earnings.

4.          BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share were calculated using the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Net Income	$14,915	$3,757	$24,135	$5,822

Basic and Diluted Common Shares
Weighted Average Shares Outstanding - Basic	11,466	11,417	11,425	11,417
Dilution for Assumed Exercises of Nonvested Restricted Stock Units	60	—	52	4
Weighted Average Common Shares Outstanding - Diluted	11,526	11,417	11,477	11,421

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. The Company uses the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted income per share. For the three months ended June 30, 2023, 128 thousand nonvested restricted stock units would have been anti-dilutive. There were 5 thousand restricted stock units that vested in June 2023, with 29 thousand shares being issued and no shares being forfeited. For the six months ended June 30, 2023, 128 thousand of the nonvested restricted stock units would have been anti-dilutive. For the three months ended June 30, 2022, 160 thousand nonvested restricted stock units would have been anti-dilutive. For the six months ended June 30, 2022, none of the nonvested restricted stock units would have been anti-dilutive.

5.          REVENUE

Substantially all of our revenue is generated from sales of towing and recovery equipment. As such, disaggregation of revenue by product line would not provide useful information because all product lines have substantially similar characteristics. However, revenue streams are tracked by the geographic location of customers. This disaggregated information is presented in the table below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales:
North America	$272,320	$185,635	$530,487	$379,986
Foreign	27,944	15,865	52,052	37,059
	$300,264	$201,500	$582,539	$417,045

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. For both June 30, 2023 and December 31, 2022, contract liability balances were $242, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three and six months ended June 30, 2023, or during the three and six months ended June 30, 2022. The Company did not have any contract assets at June 30, 2023 or December 31, 2022.

The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were de minimis during the three and six months ended June 30, 2023 and during the three and six months ended June 30, 2022.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business. No one customer made up more than 10% of total Company sales during the three and six months ended June 30, 2023. Sales from one customer made up approximately 10.0% of total Company sales during the three and six months ended June 30, 2022. There were no customers with accounts receivable greater than 10% of total accounts receivable at June 30, 2023. Accounts receivable from one customer made up approximately 10% of total Company trade accounts receivable at June 30, 2023 and December 31, 2022.

6.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Chassis	$14,888	$18,604
Raw materials	84,729	75,934
Work in process	43,129	40,655
Finished goods	24,712	18,463
	$167,458	$153,656

7.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $100.0 million unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2022 and during the first six months of 2023, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In absence of a default, all borrowings under the credit facility bear interest at the one month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company retained $60.0 million in outstanding borrowings under its credit facility at June 30, 2023. At June 30, 2023 and December 31, 2022, the Company had cash and temporary investments of $30,502 and $40,153, respectively.

8.          COMMITMENTS AND CONTINGENCIES

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

A maturity analysis of the undiscounted cash flows of operating lease obligations is as follows:

Operating Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2023	$173
2024	310
2025	256
2026	98
2027	2
Thereafter	—
Total lease payments	839
Less imputed interest	(32)
Lease obligation at June 30, 2023	$807

The lease cost and certain other information during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$6	$5	$15	$10
Interest on lease obligation	2	—	3	1
Total finance lease cost	8	5	18	11
Total long-term operating lease cost	92	99	180	205
Total short-term operating lease cost	83	117	169	283
Total lease cost	$183	$221	$367	$499

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$92	$99	$180	$206
Financing cash flows from finance leases	—	5	—	11

Right-of-use assets obtained in exchange for new operating lease obligations	—	37	—	68

The weighted average remaining lease term for operating leases at June 30, 2023 was 2.6 years. The weighted average remaining lease term for operating leases at December 31, 2022 was 3.7 years. The weighted average discount rate for operating leases at June 30, 2023 was 3.2%. The weighted average discount rate for operating leases at December 31, 2022 was 3.9%. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended June 30, 2023 and 2022 of $51 and $53, respectively, and related lease costs during the six months ended June 30, 2023 and 2022 of $101 and $108, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $54 and $38 during the three months ended June 30, 2023 and 2022, respectively, and related lease costs of $111 and $71 during the six months ended June 30, 2023 and 2022.

Other Commitments

At June 30, 2023 and December 31, 2022, the Company had commitments of approximately $10,062 and $6,351, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics and the use of artificial intelligence. Related to the continuing implementation project, at June 30, 2023 and December 31, 2022, the Company had commitments of approximately $1,378 and $2,565, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $118,042 at June 30, 2023, and $74,122 at December 31, 2022. The increase during 2023 is due to increases in sales and supply chain issues that delay payment until all parts and components are received. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its commitment under these arrangements and concluded that there is no probable loss associated with these potential repurchase obligations and thus no associated liability was recognized at June 30, 2023 or December 31, 2022.

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

9.          INCOME TAXES

As of June 30, 2023, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were $1,366 at June 30, 2023.

10.           CORRECTION OF PRIOR PERIOD ERRORS

As previously disclosed in Note 11 to the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022, the Company identified prior period accounting errors that the Company concluded were not material to the Company’s previously reported consolidated financial statements and unaudited interim condensed consolidated financial statements. The financial reporting periods affected by these errors include the Company’s previously reported consolidated financial statements for the fiscal years ended December 31, 2021, and the Company’s previously reported unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods in the fiscal year ended December 31, 2022 (collectively the “previously reported financial statements”).

Based on management’s evaluation of the accounting errors under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 208”) and interpretations thereof, the Company concluded the errors were not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The errors originated many years ago, were less than 3.6% of the impacted accounts, and did not materially impact ratios or amounts relied upon by users of the financial statements. However, the Company further concluded the accounting errors could not be corrected as an out-of-period adjustment in the Company’s current period consolidated financial statements as of and for the year ended December 31, 2022, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company proceeded according to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed. Therefore, the Company corrected these accounting errors in all of the Company’s previously reported annual and interim consolidated financial statements impacted by the errors, which includes the accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023.

	June 30, 2022
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$113,550	$(1,203)	$112,347
Accounts payable	137,702	2,717	140,419
Accumulated surplus	143,631	(3,920)	139,711

	December 31, 2021
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$96,496	$(1,203)	$95,293
Accounts payable	119,029	2,717	121,746
Accumulated surplus	141,918	(3,920)	137,998

11.          SUBSEQUENT EVENTS

Dividends

On August 7, 2023, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend of $0.18 per share. The dividend is payable September 11, 2023, to shareholders of record as of September 1, 2023.

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

During the second quarter of 2023, the Company drew $20,000 for working capital needs from its primary credit facility and has since reduced the balance by $5,000. As of July 31, 2023, the balance on its credit facility remains at $60,000.

On May 31, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc., (“SHC”), a Tennessee corporation. SHC manufactures, sells and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which management believes will bolster its efforts to enhance the stability of the Company’s supply chain. The purchase price totaling approximately $17.8 million was comprised of cash on hand and by drawing on the existing revolving credit facility. See Note 3 to the Condensed Consolidated Financial Statements contained in this Report.

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

In the latter part of 2022 and continuing during 2023, our strong backlog allowed revenues to increase as parts became more available due to supply chain improvement and actions that we took to diversify and increase the flexibility of our supply chain. Gross margin also steadily improved due to our pricing actions, productivity improvements and the stabilizing of raw material costs. These trends accelerated in the first and second quarters of 2023, resulting in substantially increased revenues and net income for the period.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the six months of fiscal 2023.

For additional information, refer to our summary of significant accounting policies in Note 2 of the "Notes to Consolidated Financial Statements" in Part IV, Item 15 and "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net sales for the three months ended June 30, 2023 increased 49.0% to $300,264 from $201,500 for the comparable period in 2022. The increase in revenue is the result of the realization of price increases and increases in production volume across all our product categories due to supply chain improvements and continued strong customer demand. Net domestic sales increased during the three months ended June 30, 2023 to $272,320 from $185,635 for the comparable period in 2022, while net foreign sales increased to $27,944 from $15,865 during the same three-month period.

Costs of operations for the three months ended June 30, 2023 increased 42.2% to $260,335 from $183,126 for the comparable period in 2022, due to increased deliveries. Costs of operations decreased as a percentage of sales to 86.7%, compared to 90.9% for the comparable period in 2022, primarily due to the recognition of price increases on sales to customers that offset higher input costs.

Selling, general and administrative expenses for the three months ended June 30, 2023 increased to $19,480 from $12,651 for the comparable period in 2022 due to increased expenses associated with increased sales volumes, as well as additional executive compensation expense as discussed in the 8-K filed in April 2023 and approximately $1,010 in increased professional and legal fees associated with recent investor activity discussed in the 8-K filed in March 2023. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2023 increased to 6.5% from 6.3% in the comparable period in 2022.

Interest expense, net increased to $1,700 from $628 for the three months ended June 30, 2023 as compared to the prior year period. Increases in interest expense, net was primarily due to increases in floor plan interest payments, increased borrowings on our credit facility and increased interest rates.

For the three months ended June 30, 2023 the Company recognized a net foreign currency exchange gain of $273, compared to a net loss of $311 for the three months ended June 30, 2022, reflecting foreign currency gains and loss on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the three months ended June 30, 2023 and 2022 reflects a combined effective U.S. federal, state and foreign tax rate of 21.4% and 22.1%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net sales for the six months ended June 30, 2023 increased 39.7% to $582,539 from $417,045 for the comparable period in 2022. The increase in revenue is the result of the realization of price increases and increases in production volume across all our product categories due to supply chain improvements and continued strong customer demand. Net domestic sales increased during the six months ended June 30, 2023 to $530,487 from $379,986 for the comparable period in 2022, while net foreign sales increased to $52,052 from $37,059 during the same six-month period.

Costs of operations for the six months ended June 30, 2023 increased 33.6% to $512,194 from $383,331 for the comparable period in 2022, due to increased deliveries. Costs of operations decreased as a percentage of sales to 87.9%, compared to 91.9% for the comparable period in 2022, primarily due to the recognition of price increases on sales to customers that offset higher input costs.

Selling, general and administrative expenses for the six months ended June 30, 2023 increased to $37,403 from $25,037 for the comparable period in 2022 due to increased expenses associated with increased sales volumes, as well as additional executive compensation expense as discussed in the 8-K filed in April 2023 and approximately $2,506 in increased professional and legal fees associated with recent investor activity discussed in the 8-K filed in March 2023. As a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2023 increased to 6.4% from 6.0% in the comparable period in 2022.

Interest expense, net increased to $2,713 from $1,046 for the six months ended June 30, 2023 as compared to the prior year period. Increases in interest expense, net were primarily due to increased borrowings on our credit facility, increased interest rates and increases in floor plan interest payments.

For the six months ended June 30, 2023 the Company recognized a net foreign currency exchange gain of $611, compared to a net loss of $363 for the six months ended June 30, 2022, reflecting foreign currency gains and loss on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the six months ended June 30, 2023 and 2022 reflects a combined effective U.S. federal, state and foreign tax rate of 21.6% and 20.3%, respectively. The higher year over year rate was due to favorable tax adjustments in foreign tax jurisdictions in the prior year. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $2,681 for the six months ended June 30, 2023, compared to cash used in operating activities of $34,827 in the comparable period in 2022. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in net cash flows from operating activities during the six months ended June 30, 2023, in comparison to the six months ended June 30, 2022, is primarily due to increased net income and a stabilization of changes in operating assets and liabilities as a result of improved availability of purchased components.

Cash used in investing activities was $24,173 for the six months ended June 30, 2023 compared to $22,832 for the comparable period in 2022. The cash used in investing activities for the six months ended June 30, 2023 was primarily for the purchase of SHC. (See Note 3 to the Condensed Consolidated Financial Statements contained in this Report).

Cash provided by financing activities was $10,881 for the six months ended June 30, 2023, compared to cash provided by financing activities of $35,880 for the comparable period in 2022. Net cash flows provided by financing activities for the six months ended June 30, 2023 resulted from advances under the Company’s primary credit facility, offset by the payment of cash dividends.

As of June 30, 2023, we had cash and temporary investments of $30,502, and an additional $40,000 in available borrowings under our existing credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At June 30, 2023, the Company had commitments of approximately $10,062 for the acquisition of property, plant and equipment. At June 30, 2023, we also had a commitment of approximately $1,378 in software license fees related to the implementation of our enterprise software solution.

We expect our primary sources of cash to be cash flows from operations, cash and temporary investments on hand at June 30, 2023 and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs for at least the next year. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the supply chain, economic and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, as well as financial, business and other factors, many of which are beyond our control.

As of June 30, 2023 and December 31, 2022, $19,930 and $18,254, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $100.0 million unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2022 and during the first half of 2023, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In absence of a default, all borrowings under the credit facility bear interest at the one month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company had $60,000 and $45,000 in outstanding borrowings under its credit facility at June 30, 2023 and December 31, 2022, respectively. During the second quarter of 2023, the Company drew $20,000 for working capital needs from its primary credit facility and has since reduced the balance by $5,000. As of July 31, 2023, the balance on its primary credit facility remains at $60,000.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at June 30, 2023 and December 31, 2022, we had approximately $838 and $926 in non-cancelable operating lease obligations, respectively. We had no non-cancelable finance lease obligations as of June 30, 2023 and $10 as of December 31, 2022.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the one month Term SOFR plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest of 6.3% at June 30, 2023. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows as of and for the six months ended June 30, 2023.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to our foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations have a translation impact on our financial position and results of operations. During the three and six months ended June 30, 2023, we recognized unrealized gains of $837 and $1,816, respectively in our foreign currency translation equity adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound. During the three and six months ended June 30, 2022, we recognized unrealized losses of $2,305 and $2,280, respectively. These amounts were recognized in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended June 30, 2023 and 2022, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange gains of $273 and losses of $311, respectively. For the six months ended June 30, 2023 and 2022, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange gains of $611 and losses of $363, respectively.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Fourth Amended & Restated Bylaws

On August 7, 2023, the Board, upon the recommendation of the Nominating and Governance Committee, adopted and approved, effective immediately, the Fourth Amended and Restated Bylaws of the Company (the “Bylaws”), which amended (i) Section 1.1 (Annual Meeting) to expressly authorize virtual and hybrid annual meetings; (ii) Section 1.2 (Notice of Nominations) to include more detailed requirements for shareholder nominations of director candidates; (iii) Sections 1.7 and 2.6 (Conduct of Meetings) to align with current practices; and (iv) Section 2.10 (Resignation; Removal of Directors) to clarify when a Form 8-K is triggered. The foregoing description is not intended to be a complete description of all changes to the Bylaws and is qualified in its entirety by the Bylaws, which are attached hereto as Exhibit 3.1 and incorporated herein by reference.

Lead Independent Director

On August 7, 2023, the Board, upon the recommendation of the Nominating & Governance Committee, amended the Company’s Corporate Governance Guidelines to provide for a lead independent director and elected Theodore H. Ashford to such position, effective immediately. Mr. Ashford has been a director of the Company since 2010. He does not currently serve as chair of any committee of the Board.

The Lead Independent Director’s primary responsibilities will include, among others, (a) acting as a liaison between the independent directors, the Chairperson and the Chief Executive Officer, (b) presiding over meetings of the non-management directors, (c) providing input to the Chairperson and the CEO on the frequency of Board meetings, the content of Board meeting agendas, and the quality, quantity, appropriateness and timeliness of information provided to the Board, and (d) performing such other functions as may be requested by the Board, the Chairperson or the CEO. The establishment of a Lead Independent Director with robust function, authority and responsibilities reflects the Board’s commitment to strong corporate governance. The complete responsibilities of the Lead Independent Director are specified in the Company’s Corporate Governance Guidelines, which are available on the investor relations portion of the Company’s website.

Change in Control Plan

On April 11, 2023, the Compensation Committee of the Board, as part of its comprehensive review of executive compensation and with the assistance of its independent compensation consultant, adopted and approved the Company’s Change in Control Severance Plan (the “Plan”), effective April 11, 2023, as disclosed in the Current Report on Form 8-K filed with the SEC on April 17, 2023.

The foregoing description is qualified in its entirety by the Plan, which is attached hereto as Exhibit 10.1.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
3.1	Fourth Amended and Restated Bylaws of the Registrant*

10.1	Change in Control Severance Plan of the Registrant*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

Date: August 9, 2023