Form 10-Q
period 2023-09-30
MILLER INDUSTRIES INC /TN/
filed 2023-11-08
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ________________________________________

Commission file number	001-14124

MILLER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1566286
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8503 Hilltop Drive
Ooltewah, Tennessee	37363
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2023 was 11,445,640.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

●	changes in price, delivery delays and decreased availability of component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, resulting from changes in demand and market conditions, the general inflationary environment, the war in Ukraine and the more recent conflict in the Middle East, and the lingering effects of the COVID-19 pandemic on supply chains;
●	economic and market conditions, including the negative impacts on the Company’s customers, suppliers and employees from inflationary pressures, higher interest rates, and economic and geopolitical uncertainties (including the war in Ukraine and the more recent conflict in the Middle East);
●	our dependence upon outside suppliers for purchased component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products;
●	future impacts resulting from the war in Ukraine or the more recent conflict in the Middle East, which include or could include (among other effects) disruption in global commodity and other markets, increased prices for energy, supply shortages and supplier financial risk;
●	increased labor costs and the ability to attract and retain skilled labor to manufacture our products;
●	the potential negative impacts of higher interest rates and other actions taken by the federal government in response to economic volatility and inflationary pressures, including the impact on our customers’ and end users’ access to capital and credit to fund purchases;
●	our ability to raise capital, including to grow our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders due to the significant additional indebtedness we incurred during 2022 and 2023;
●	the cyclical nature of our industry and changes in consumer confidence;
●	special risks from our sales to U.S. and other governmental entities through prime contractors;
●	changes in fuel and other transportation costs, insurance costs and weather conditions;
●	changes in government regulations, including environmental and health and safety regulations;
●	failure to comply with domestic and foreign anti-corruption laws;
●	competition in our industry and our ability to attract or retain customers;
●	our ability to develop or acquire proprietary products and technology;
●	assertions against us relating to intellectual property rights;
●	changes in foreign currency exchange rates and interest rates;
●	changes in the tax regimes and related government policies and regulations in the countries in which we operate;
●	the effects of regulations relating to conflict minerals;

●	the catastrophic loss of one of our manufacturing facilities;
●	environmental and health and safety liabilities and requirements;
●	loss of the services of our key executives;
●	product warranty or product liability claims in excess of our insurance coverage;
●	potential recalls of components or parts manufactured for us by suppliers or potential recalls of defective products;
●	an inability to acquire insurance at commercially reasonable rates;
●	a disruption in, or breach in security of, our information technology systems or any violation of data protection laws; and
●	those other risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which discussion is incorporated herein by this reference, as supplemented by Item 1A of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$26,847	$40,153
Accounts receivable, net of allowance for credit losses of $1,472 and $1,319 at September 30, 2023 and December 31, 2022, respectively	240,590	177,663
Inventories, net	176,329	153,656
Prepaid expenses	5,343	4,576
Total current assets	449,109	376,048
NONCURRENT ASSETS:
Property, plant and equipment, net	116,216	112,145
Right-of-use assets - operating leases	705	909
Goodwill	20,594	11,619
Other assets	782	708
TOTAL ASSETS	$587,406	$501,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,790	$125,500
Accrued liabilities	40,228	27,904
Income taxes payable	1,214	2,430
Current portion of operating lease obligation	282	311
Total current liabilities	188,514	156,145
NONCURRENT LIABILITIES:
Long-term obligations	60,000	45,000
Noncurrent portion of operating lease obligation	422	597
Deferred income tax liabilities	6,085	6,230
Total liabilities	255,021	207,972

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 11,445,640 and 11,416,716 outstanding at September 30, 2023 and December 31, 2022, respectively	114	114
Additional paid-in capital	153,191	152,392
Accumulated surplus	185,541	150,124
Accumulated other comprehensive loss	(6,461)	(9,173)
Total shareholders’ equity	332,385	293,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$587,406	$501,429

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

NET SALES	$274,568	$205,557	$857,108	$622,602
COSTS OF OPERATIONS	231,700	182,377	743,894	565,708
GROSS PROFIT	42,868	23,180	113,214	56,894

OPERATING EXPENSES:
Selling, general and administrative expenses	19,318	14,673	56,721	39,710

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	1,813	1,042	4,525	2,088
Other (income) expense, net	(294)	666	(842)	993
Total expense, net	20,837	16,381	60,404	42,791

INCOME BEFORE INCOME TAXES	22,031	6,799	52,810	14,103
INCOME TAX PROVISION	4,572	1,567	11,214	3,049
NET INCOME	$17,459	$5,232	$41,596	$11,054

BASIC INCOME PER COMMON SHARE	$1.53	$0.46	$3.64	$0.97
DILUTED INCOME PER COMMON SHARE	$1.52	$0.46	$3.62	$0.97

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.54	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,446	11,417	11,437	11,417
Diluted	11,515	11,417	11,495	11,418

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET INCOME	$17,459	$5,232	$41,596	$11,054

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	822	(3,341)	2,712	(5,621)
Total other comprehensive income (loss)	822	(3,341)	2,712	(5,621)

COMPREHENSIVE INCOME	$18,281	$1,891	$44,308	$5,433

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data and per share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, December 31, 2021 (Revised)	$114	$151,449	$137,998	$(4,945)	$284,616
Components of comprehensive income:
Net income	—	—	2,065	—	2,065
Foreign currency translation adjustment	—	—	—	25	25
Total comprehensive income	—	—	2,065	25	2,090
Issuance of common stock to non-employee directors (5,988)	—	200	—	—	200
Stock-based compensation on nonvested restricted stock units	—	75	—	—	75
Dividends paid, $0.18 per share	—	—	(2,055)	—	(2,055)
BALANCE, March 31, 2022 (Revised)	$114	$151,724	$138,008	$(4,920)	$284,926
Components of comprehensive income:
Net income	—	—	3,757	—	3,757
Foreign currency translation adjustment	—	—	—	(2,305)	(2,305)
Total comprehensive income	—	—	3,757	(2,305)	1,452
Stock-based compensation on nonvested restricted stock units	—	222	—	—	222
Dividends paid, $0.18 per share	—	—	(2,054)	—	(2,054)
BALANCE, June 30, 2022 (Revised)	$114	$151,946	$139,711	$(7,225)	$284,546
Components of comprehensive income:
Net income	—	—	5,232	—	5,232
Foreign currency translation adjustment	—	—	—	(3,341)	(3,341)
Total comprehensive income	—	—	5,232	(3,341)	1,891
Stock-based compensation on nonvested restricted stock units	—	223	—	—	223
Dividends paid, $0.18 per share	—	—	(2,056)	—	(2,056)
BALANCE, September 30, 2022 (Revised)	$114	$152,169	$142,887	$(10,566)	$284,604

BALANCE, December 31, 2022	$114	$152,392	$150,124	$(9,173)	$293,457
Components of comprehensive income:
Net income	—	—	9,220	—	9,220
Foreign currency translation adjustment	—	—	—	979	979
Total comprehensive income	—	—	9,220	979	10,199
Stock-based compensation	—	284	—	—	284
Issuance of restricted stock units, net of share settlement for taxes (24,320)	—	(214)	—	—	(214)
Dividends paid, $0.18 per share	—	—	(2,059)	—	(2,059)

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(In thousands, except share data and per share data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Surplus	Loss	Total
BALANCE, March 31, 2023	$114	$152,462	$157,285	$(8,194)	$301,667
Components of comprehensive income:
Net income	—	—	14,915	—	14,915
Foreign currency translation adjustment	—	—	—	911	911
Total comprehensive income	—	—	14,915	911	15,826
Stock-based compensation	—	284	—	—	284
Issuance of restricted stock units (4,604)	—	—	—	—	—
Dividends paid, $0.18 per share	—	—	(2,059)	—	(2,059)
BALANCE, June 30, 2023	$114	$152,746	$170,141	$(7,283)	$315,718
Components of comprehensive income:
Net income	—	—	17,459	—	17,459
Foreign currency translation adjustment	—	—	—	822	822
Total comprehensive income	—	—	17,459	822	18,281
Stock-based compensation	—	445	—	—	445
Dividends paid, $0.18 per share	—	—	(2,059)	—	(2,059)
BALANCE, September 30, 2023	$114	$153,191	$185,541	$(6,461)	$332,385

The accompanying notes are an integral part of these financial statements.

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$41,596	$11,054
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,681	8,628
Loss (Gain) on disposal of property, plant and equipment	(44)	(52)
Provision for credit losses	148	126
Stock-based compensation	800	720
Deferred tax provision	(142)	19
Changes in operating assets and liabilities:
Accounts receivable	(60,087)	(15,147)
Inventories	(17,661)	(32,625)
Prepaid expenses	(656)	(359)
Other assets	182	51
Accounts payable	19,991	(10,190)
Accrued liabilities	10,405	6,173
Net cash flows from operating activities	4,213	(31,602)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,734)	(25,127)
Proceeds from sale of property, plant and equipment	28	8
Acquisition of business	(17,802)	—
Net cash flows from investing activities	(27,508)	(25,119)
FINANCING ACTIVITIES:
Net borrowings under credit facility	—	45,000
Net payments under credit facility	15,000	—
Payments of cash dividends	(6,178)	(6,165)
Finance lease obligation payments	—	(15)
Net cash flows from financing activities	8,822	38,820
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,167	(3,223)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(13,306)	(21,124)
CASH AND TEMPORARY INVESTMENTS, beginning of period	40,153	54,332
CASH AND TEMPORARY INVESTMENTS, end of period	$26,847	$33,208
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$5,758	$1,902
Cash payments for income taxes, net of refunds	$12,980	$1,277

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

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $61 thousand from the provision for restricted stock units to non-employee directors to stock-based compensation and reclassified $61 thousand from issuance of restricted stock units to non-employee directors to stock-based compensation in the first and second quarters of fiscal 2023, respectively, on the condensed consolidated statements of shareholders’ equity. The Company did not reclassify quarterly results of fiscal 2022 on the condensed consolidated statements of shareholders’ equity.

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

Also, during the first quarter of 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326). The update requires entities with financing receivables to disclose gross write-offs by year of origination of the receivable. The amendments in the update were effective for financial statements beginning after December 15, 2022, including interim periods within those fiscal years, and have been applied prospectively. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3.          BUSINESS COMBINATIONS

On May 31, 2023, the Company acquired substantially all assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc., (“SHC”), a Tennessee corporation. SHC manufactures, sells and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which management believes will bolster its efforts to enhance the stability of the Company’s supply chain.

The purchase price totaling approximately $17.8 million was comprised of cash on hand and by drawing on the existing revolving credit facility.

The preliminary allocation of the consideration for the net assets acquired from the acquisition of SHC were as follows:

Sources of financing
Cash	$17,802
Fair value of consideration transferred	17,802

Fair value of assets and liabilities
Accounts receivable	2,244
Fixed assets	3,735
Inventory	3,384
Prepaid insurance	93
Total identifiable assets acquired	9,456

Assumed liabilities	630
Goodwill	$8,976

The acquired business contributed revenues of $3,545 and earnings of $874 to the Company for the period from June 1, 2023 to September 30, 2023. Earnings for the period include adjustments made for the elimination of intercompany sales and profits, as well as sales of finished goods recorded at market value as part of the acquisition. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022.

	Pro Forma for Nine Months Ended September 30,
	2023	2022

	(Unaudited)
Revenue	$863,037	$631,814
Earnings	$43,926	$12,014

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of SHC.

The goodwill is not deductible for tax purposes.

The fair value of the assets acquired includes trade receivables of $2,244 that are not purchased financial assets with credit deterioration. The Company does not anticipate any markdowns of trade receivables or corresponding credit losses.

The Company has obtained a third-party to perform a valuation of the assets and certain liabilities, however, the valuation has not been completed at the time of this quarterly filing. As such, any adjustments to the value of assets, such as intangible assets, fixed assets or inventory, will be disclosed in future filings.

Transaction costs incurred in the acquisition were not material and were primarily related to legal, accounting and consulting services and were expensed as incurred through September 30, 2023 and are included in Selling, General and Administrative expenses in the condensed consolidated statements of operations.

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

4.          BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share were calculated using the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Income	$17,459	$5,232	$41,596	$11,054

Basic and Diluted Common Shares
Weighted Average Shares Outstanding - Basic	11,446	11,417	11,437	11,417
Dilution for Assumed Exercises of Nonvested Restricted Stock Units	69	—	58	1
Weighted Average Common Shares Outstanding - Diluted	11,515	11,417	11,495	11,418

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. The Company uses the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted income per share. For the three and nine months ended September 30, 2023, 128 thousand nonvested restricted stock units would have been anti-dilutive. There were no restricted stock units vested, issued or forfeited in the period ended September 30, 2023.

For the three months ended September 30, 2022, all 160 thousand nonvested restricted stock units would have been anti-dilutive. For the nine months ended September 30, 2022, none of the nonvested restricted stock units would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales:
North America	$242,702	$182,249	$773,189	$562,235
Foreign	31,866	23,308	83,919	60,367
	$274,568	$205,557	$857,108	$622,602

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. For both September 30, 2023 and December 31, 2022, contract liability balances were $242, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three and nine months ended September 30, 2023, or during the three and nine months ended September 30, 2022. The Company did not have any contract assets at September 30, 2023 or December 31, 2022.  As of September 30, 2022, and December 31, 2021, contract liability balances were $274 and $257, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets. No revenue related to contract liability balances was recognized during the three and nine months ended September 30, 2022. The Company did not have any contract assets at September 30, 2022 or December 31, 2021.

The Company extends credit to customers in the normal course of business. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and forecasts capturing country and industry-specific economic factors. The Company also considers any specific customer collection issues. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On an ongoing basis, data by each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses and actual write-offs are charged against the allowance. Terms on accounts receivable vary and are based on specific terms agreed upon with each customer. Write-offs of accounts receivable were de minimis during the three and nine months ended September 30, 2023 and during the three and nine months ended September 30, 2022.

Trade accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company also frequently monitors the creditworthiness of the customers to whom the credit is granted in the normal course of business.  No one customer made up more than 10% of total Company sales during the three and nine months ended September 30, 2023. Sales from one customer made up approximately 12% and 11% of total Company sales during the three and nine months ended September 30, 2022, respectively. There were no customers with accounts receivable greater than 10% of total accounts receivable at September 30, 2023. At December 31, 2022, there was one customer with a trade account receivable of 10.6% of the Company’s total trade receivable.

6.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments. Inventories, net of reserves, at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Chassis	$20,187	$18,604
Raw materials	86,157	75,934
Work in process	45,520	40,655
Finished goods	24,465	18,463
	$176,329	$153,656

7.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $100.0 million unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2022 and during the nine months ended September 30, 2023, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In absence of a default, all borrowings under the credit facility bear interest at the one-month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company retained $60.0 million in outstanding borrowings under its credit facility at September 30, 2023. At September 30, 2023 and December 31, 2022, the Company had cash and temporary investments of $26,847 and $40,153, respectively.

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

A maturity analysis of the undiscounted cash flows of operating lease obligations is as follows:

Operating Lease Obligation
Remaining lease payments to be paid during the year ended December 31,
2023	$85
2024	316
2025	261
2026	100
2027	2
Thereafter	—
Total lease payments	764
Less imputed interest	(59)
Lease obligations at September 30, 2023	$705

The lease cost and certain other information during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$—	$4	$15	$14
Interest on lease obligation	—	—	3	1
Total finance lease cost	—	4	18	15
Total long-term operating lease cost	91	95	271	300
Total short-term operating lease cost	85	141	253	424
Total lease cost	$176	$240	$542	$739

Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$91	$95	$455	$301
Financing cash flows from finance leases	—	4	—	15

Right-of-use assets obtained in exchange for new operating lease obligations	—	67	—	135

The weighted average remaining lease term for operating leases at September 30, 2023 was 2.4 years. The weighted average remaining lease term for operating leases at December 31, 2022 was 3.1 years. The weighted average discount rate for operating leases at September 30, 2023 and December 31, 2022 was 3.2%. The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended September 30, 2023 and 2022 of $51 and $50, respectively, and related lease costs during the nine months ended September 30, 2023 and 2022 of $151 and $158, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $54 and $38 during the three months ended September 30, 2023 and 2022, respectively, and related lease costs of $168 and $109 during the nine months ended September 30, 2023 and 2022, respectively.

Other Commitments

At September 30, 2023 and December 31, 2022, the Company had commitments of approximately $9,157 and $6,351, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics and the use of artificial intelligence. Related to the continuing implementation project, at September 30, 2023 and December 31, 2022, the Company had commitments of approximately $1,378 and $2,565, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed, in the event of default by a distributor within the independent distributor network, to repurchase from the third-party lender Company products repossessed from the independent distributor customer. These arrangements are typically subject to a maximum repurchase amount. The maximum amount of collateral that the Company could be required to purchase was approximately $136,689 at September 30, 2023, and $74,122 at December 31, 2022. The increase during 2023 is due to increased sales and higher levels of distributor network inventory due to supply chain issues that delay payment until all parts and components are received and the equipment is delivered to the towing operator. The Company’s risk under these arrangements is mitigated by the value of the products that would be repurchased as part of the transaction. The Company considered the fair value at inception of its commitment under these arrangements and concluded that there is no probable loss associated with these potential repurchase obligations and thus no associated liability was recognized at September 30, 2023 or December 31, 2022.

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

9.          INCOME TAXES

As of September 30, 2023, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were $1,812 at September 30, 2023.

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

Based on management’s evaluation of the accounting errors under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations thereof, the Company concluded the errors were not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The errors originated many years ago, were less than 3.6% of the impacted accounts and did not materially impact ratios or amounts relied upon by users of the financial statements. However, the Company further concluded the accounting errors could not be corrected as an out-of-period adjustment in the Company’s current period consolidated financial statements as of and for the year ended December 31, 2022, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company proceeded according to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed. Therefore, the Company corrected these accounting errors in all of the Company’s previously reported annual and interim consolidated financial statements impacted by the errors, which includes the accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023.

	September 30, 2022
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$112,545	$(1,203)	$111,342
Accounts payable	107,477	2,717	110,194
Accumulated surplus	146,807	(3,920)	142,887

	December 31, 2021
	As
	Reported	Adjustment	Revised
Property, plant and equipment, net	$96,496	$(1,203)	$95,293
Accounts payable	119,029	2,717	121,746
Accumulated surplus	141,918	(3,920)	137,998

11.          SUBSEQUENT EVENTS

Dividends

On November 6, 2023, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 11, 2023, to shareholders of record as of December 4, 2023.

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact. In addition, our recent domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to increase our production capacity and optimize our manufacturing processes, including investing in part re-design capabilities that allows for more flexibility in our manufacturing and sourcing. These projects were completed during the period from 2017 to 2021 at a cost of over $82,000. We completed phase one of the implementation of an enterprise software solution during 2021, and we continued to implement additional functionality available in the solution in 2022 and 2023. We expect this software to substantially improve our administrative efficiency and customer service levels. As we retain our focus toward modernization, we expect to continue to invest in robotics and automated material handling equipment across all of our domestic manufacturing facilities.

The Company did not draw on its line of credit during the third quarter of 2023. For the quarter ended September 30, 2023 and as of October 31, 2023, the balance on its credit facility remains at $60,000.

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

We remain concerned about the ongoing effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions.

We have been and will continue to be affected by the availability of, and changes in the prices that we pay for component parts and raw materials, particularly aluminum, steel and petroleum-related products, which represent a substantial part of our total cost of operations.

Recent Trends and Outlook

Throughout 2022 the Company was marked by continued challenges recovering from the global COVID-19 pandemic in the form of inflationary cost pressures in both raw materials and labor, as well as persistent supply chain disruptions that collectively had a materially adverse impact on our financial performance. We took pricing actions to offset these inflationary cost pressures, while continuing to execute against our strategic initiatives such as our ERP implementation, enterprise software upgrades, and other operational and productivity improvement initiatives aimed at reducing our expenses as a percentage of net sales. We also continued to invest in our inventory in the form of critical parts and in goods near completion, in order to fulfill orders of finished goods as soon as the necessary parts became available.

Continuing during 2023, our strong backlog allowed revenues to increase as parts became more available due to supply chain improvement and actions that we took to diversify and increase the flexibility of our supply chain. Gross margin also steadily improved due to our pricing actions, productivity improvements and the stabilizing of raw material costs. In addition, with the acquisition of SHC, we were able to enhance the stability of our supply chain. The combination of favorable macroeconomic trends and improved productivity resulted in increased net income for the period.

Based on our strong backlog, sales price adjustments implemented to offset inflationary cost pressures, productivity improvements and lessening supply chain disruptions, we believe we are well positioned to continue enhancing our operating results. However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, the continuing impact of the war in Ukraine and the more recent conflict in the Middle East or other geopolitical factors, and the threat of recession and general economic factors. The impact of these factors remains largely out of our control, and we currently anticipate that these factors will continue to have an adverse impact on our production capabilities, financial results and cash flow over the remainder of 2023.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023.

For additional information, refer to our summary of significant accounting policies in Note 2 of the “Notes to Consolidated Financial Statements” in Part IV, Item 15 and “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net sales for the three months ended September 30, 2023 increased 33.6% to $274,568 from $205,557 for the comparable period in 2022. The increase in revenue is primarily the result of increases in production volume across all our product categories due to supply chain improvements and continued strong customer demand. Net domestic sales increased during the three months ended September 30, 2023 to $242,702 from $182,249 for the comparable period in 2022, while net foreign sales increased to $31,866 from $23,308 during the same three-month period.

Costs of operations for the three months ended September 30, 2023 increased 27.0% to $231,700 from $182,377 for the comparable period in 2022, due to increased deliveries. Costs of operations decreased as a percentage of sales to 84.4%, compared to 88.7% for the comparable period in 2022, due to the recognition of price increases on sales to customers that offset higher input costs as well as enhanced operational efficiencies.

Selling, general and administrative expenses for the three months ended September 30, 2023 increased to $19,318 from $14,673 for the comparable period in 2022 due to increased bonus accruals associated with increased pretax income, which accruals are provided for under the terms of the executive compensation programs discussed in the 8-K filed in April 2023, increased expenses associated with increased sales volumes and increased investment in our workforce, specifically for training and more competitive compensation to improve employee retention. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2023 decreased to 7.0% from 7.1% in the comparable period in 2022.

Interest expense, net increased to $1,813 from $1,042 for the three months ended September 30, 2023 as compared to the prior year period. Increases in interest expense, net was primarily due to increases in floor plan interest payments, increased borrowings on our credit facility and increased interest rates.

For the three months ended September 30, 2023 the Company recognized a net foreign currency exchange loss of $17, compared to a net loss of $633 for the three months ended September 30, 2022, reflecting foreign currency gains and loss on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the three months ended September 30, 2023 and 2022 reflects a combined effective U.S. federal, state and foreign tax rate of 20.8% and 23.0%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Results of Operations – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net sales for the nine months ended September 30, 2023 increased 37.7% to $857,108 from $622,602 for the comparable period in 2022. The increase in revenue is primarily the result of increases in production volume across all our product categories due to supply chain improvements and continued strong customer demand, as well as realization of pricing adjustments implemented in 2022 and the first quarter of 2023. Net domestic sales increased during the nine months ended September 30, 2023 to $773,189 from $562,235 for the comparable period in 2022, while net foreign sales increased to $83,919 from $60,367 during the same nine-month period.

Costs of operations for the nine months ended September 30, 2023 increased 31.5% to $743,894 from $565,708 for the comparable period in 2022, due to increased deliveries. Costs of operations decreased as a percentage of sales to 86.8%, compared to 90.9% for the comparable period in 2022, primarily due to the recognition of price increases on sales to customers that offset higher input costs, as well as enhanced operational efficiencies.

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased to $56,721 from $39,710 for the comparable period in 2022 due to additional executive compensation expense as discussed in the 8-K filed in April 2023, investor relations activity, increased expenses associated with increased sales volumes and increased investment in our workforce, specifically for training and more competitive compensation to improve employee retention. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2023 increased to 6.6% from 6.4% in the comparable period in 2022.

Interest expense, net increased to $4,525 from $2,088 for the nine months ended September 30, 2023 as compared to the prior year period. Increases in interest expense, net were primarily due to increased borrowings on our credit facility, increased interest rates and increases in floor plan interest payments.

For the nine months ended September 30, 2023 the Company recognized a net foreign currency exchange gain of $594, compared to a net loss of $1,097 for the nine months ended September 30, 2022, reflecting foreign currency gains and losses on transactions denominated in a currency other than the local entity’s functional currency.

The provision for income taxes for the nine months ended September 30, 2023 and 2022 reflects a combined effective U.S. federal, state and foreign tax rate of 21.2% and 21.6%, respectively. The lower year over year rate was due to favorable tax adjustments related to prior year domestic tax estimates. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Liquidity and Capital Resources

Cash provided by operating activities was $4,213 for the nine months ended September 30, 2023, compared to cash used in operating activities of $31,602 in the comparable period in 2022. Cash provided by or used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, materials used in manufacturing, and other expenses that are necessary in the ordinary course of our operations, such as utilities and taxes. The change in net cash flows from operating activities during the nine months ended September 30, 2023, in comparison to the nine months ended September 30, 2022, is primarily due to increased net income and a stabilization of changes in operating assets and liabilities as a result of improved availability of purchased components.

Cash used in investing activities was $27,508 for the nine months ended September 30, 2023 compared to cash used in investing activities of $25,119 for the comparable period in 2022. The cash used in investing activities for the nine months ended September 30, 2023 was primarily for the purchase of SHC (see Note 3) and purchases of property, plant and equipment.

Cash provided by financing activities was $8,822 for the nine months ended September 30, 2023, compared to cash provided by financing activities of $38,820 for the comparable period in 2022. Net cash flows provided by financing activities for the nine months ended September 30, 2023 resulted from advances under the Company’s primary credit facility, offset by the payment of cash dividends.

As of September 30, 2023, we had cash and temporary investments of $26,847, and an additional $40,000 in available borrowings under our existing credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal and interest payments on indebtedness. At September 30, 2023, the Company had commitments of approximately $9,157 for the acquisition of property, plant and equipment. At September 30, 2023, we also had a commitment of approximately $1,378 in software license fees related to the implementation of our enterprise software solution.

We expect our primary sources of cash to be cash flows from operations, cash and temporary investments on hand at September 30, 2023 and borrowings under our credit facility as needed. We expect these sources to be sufficient to satisfy our cash needs for at least the next year. However, our ability to satisfy our cash needs will substantially depend upon several factors, including our future operating performance, taking into account the supply chain, economic and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, as well as financial, business and other factors, many of which are beyond our control.

As of September 30, 2023 and December 31, 2022, $15,909 and $20,405, respectively, of the Company’s cash and temporary investments were held by foreign subsidiaries and their holdings are generally based in the local currency.

Credit Facilities and Other Obligations

Credit Facility

The Company’s current loan agreement with First Horizon Bank, which governs its existing $100.0 million unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. The Company has been in compliance with these covenants throughout 2022 and 2023, and it is anticipated that the Company will continue to be in compliance for the foreseeable future.

In absence of a default, all borrowings under the credit facility bear interest at the one-month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

The Company had $60,000 and $45,000 in outstanding borrowings under its credit facility at September 30, 2023 and December 31, 2022, respectively. During the third quarter of 2023, the Company did not draw on its line of credit. For the quarter ended September 30, 2023 and as of October 31, 2023, the balance on its credit facility remains at $60,000.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, at September 30, 2023 and December 31, 2022, we had approximately $764 and $926 in non-cancelable operating lease obligations, respectively. We had no non-cancelable finance lease obligations as of September 30, 2023 and $10 as of December 31, 2022.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk from changes in interest rates and foreign currency exchange rates that could impact our results of operations and financial position.

Interest Rate Risk

Changes in interest rates affect the interest paid on indebtedness under the credit facility because outstanding amounts of indebtedness under the credit facility are subject to variable interest rates. Under the credit facility, the non-default rate of interest is equal to the one-month Term SOFR plus 1.00% or 1.25% per annum, depending on the leverage ratio, for a rate of interest of 6.4% at September 30, 2023. A one percent change in the interest rate on our variable-rate debt would not have materially impacted our financial position, results of operations or cash flows as of and for the nine months ended September 30, 2023.

Foreign Currency Exchange Rate Risk

We are subject to risk arising from changes in foreign currency exchange rates related to our international operations in Europe. We manage our exposure to foreign currency exchange rate risk through our regular operating and financing activities. Additionally, from time to time, we enter into certain forward foreign currency exchange contracts.

Because we report in U.S. dollars on a consolidated basis, foreign currency exchange rate fluctuations have a translation impact on our financial position and results of operations. During the three and nine months ended September 30, 2023, we recognized unrealized gains of $822 and $2,712, respectively in our foreign currency translation equity adjustment account because of the fluctuations in valuation of the U.S. dollar against the Euro and British pound. During the three and nine months ended September 30, 2022, we recognized unrealized losses of $3,341 and $5,621, respectively. These amounts were recognized in accumulated other comprehensive loss on the condensed consolidated balance sheets.

For the three months ended September 30, 2023 and 2022, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange losses of $17 and $633, respectively. For the nine months ended September 30, 2023 and 2022, the impacts of foreign currency exchange rate changes on our results of operations and cash flows were net foreign currency exchange gains of $594 and losses of $1,097, respectively.

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

ITEM 1A.          RISK FACTORS

The following description of risk factors includes any material changes to risk factors associated with the Company’s business previously described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as described herein, there are no material changes to those previously disclosed risk factors.

The below risk factor replaces in its entirety the risk factor entitled “Our international operations are subject to various political, economic and other uncertainties that could materially adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuation” in the Annual Report on Form 10-K.

Our business operations are subject to various international political, economic and other uncertainties that could materially adversely affect our business results.

Historically, a portion of our net sales occur outside the United States, primarily in Europe. In addition, we have manufacturing operations at two facilities located in the Lorraine region of France and manufacturing operations in Norfolk, England. As a result, our operations are subject to various international political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies. This includes the uncertainty surrounding the ongoing military conflicts in Ukraine and more recently in the Middle East, and the United Kingdom’s “Brexit” from the European Union and their impact on European and worldwide economic and supply chain conditions, and on our international sales. These developments have created and may continue to create legal, political and economic uncertainties and impacts, including disruptions to trade and free movement of goods, services and people to and from Europe, disruptions to our workforce or the workforce of our suppliers or business partners. All of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, political unrest, terrorist acts, military conflict, including the ongoing military conflict between Russia and Ukraine and the more recent conflict in the Middle East, and disease outbreaks, such as the COVID-19 pandemic, have increased the risks of doing business abroad in general.

The below risk factor replaces in its entirety the risk factor of the same title in the Annual Report on Form 10-K:

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

Many government authorities are phasing in, or may phase in, policies or regulations designed to facilitate less petroleum-dependent modes of transportation, including the U.S. Environmental Protection Agency, the California Air Resources Board (the “CARB”), and similar regulators in other U.S. states and in foreign jurisdictions where we sell our products. Specifically, the California Air Resources Board’s Advanced Clean Trucks and Fleets regulations require manufacturers to sell an increasing percentage of zero emission heavy duty trucks into the market starting in model year 2024. The Company is still evaluating the impact of these regulations, but depending on the nature and timing of their implementation, they could materially harm our business, financial condition and results of operations.

Environmental and health-related requirements are complex, subject to change and have tended to become more and more stringent. Future developments could cause us to incur various expenditures and could also subject us to fines or sanctions, obligations to investigate or remediate contamination or restore natural resources, liability for third party property damage or personal injury claims and the imposition of new permitting requirements and/or the modification or revocation of our existing operating permits, among other effects. These and other developments could materially harm our business, financial condition and results of operations.

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

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Excess Incentive-Based Compensation Recoupment Policy

On November 6, 2023, the Compensation Committee approved the Excess Incentive-Based Compensation Recoupment Policy of the Company (the “Policy”), with an effective date of November 6, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards of the New York Stock Exchange (together with Rule 10D-1, the “Final Clawback Rules”). The Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company, as defined in Rule 10D-1, in the event the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules.

The foregoing description is qualified in its entirety by reference to the Policy, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.          EXHIBITS

	Description	Incorporated by Reference to Registration File Number	Form or Report	Date of Report	Exhibit Number in Report
10.1	Excess Incentive-Based Compensation Recoupment Policy of the Registrant*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

Date: November 8, 2023