Form 10-Q
period 2024-03-31
MILLER INDUSTRIES INC /TN/
filed 2024-05-08
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 30, 2024 was 11,469,960.

TABLE

2 | Q1 FY 2024 FORM 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2–“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2023, those discussed elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and documents we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in thousands, except per share amounts)	(Unaudited)
Assets
Current assets:
Cash and temporary investments	$26,809	$29,909
Accounts receivable, net of allowance for credit losses of $1,578 and $1,527 at March 31, 2024 and December 31, 2023, respectively	338,887	286,138
Inventories, net	184,274	189,807
Prepaid expenses	8,843	4,617
Total current assets	558,813	510,471
Noncurrent assets:
Property, plant and equipment, net	116,172	115,072
Right-of-use assets - operating leases	738	826
Goodwill	20,022	20,022
Other assets	786	819
Total assets	$696,531	$647,210

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$229,040	$191,782
Accrued liabilities	43,512	40,793
Income taxes payable	1,773	1,819
Current portion of operating lease obligation	311	320
Total current liabilities	274,636	234,714
Noncurrent liabilities:
Long-term obligations	55,000	60,000
Noncurrent portion of operating lease obligation	426	506
Deferred income tax liabilities	4,110	4,070
Total liabilities	334,172	299,290

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred shares, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued–none	—	—
Common shares, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued and outstanding 11,469,960 and 11,445,640 outstanding at March 31, 2024 and December 31, 2023, respectively	115	114
Additional paid-in capital	153,743	153,574
Retained earnings	215,009	200,165
Accumulated other comprehensive loss	(6,508)	(5,933)
Total shareholders’ equity	362,359	347,920
Total liabilities and shareholders' equity	$696,531	$647,210

See notes to condensed consolidated financial statements.

4 | Q1 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net sales	$349,871	$282,275
Cost of operations	305,628	251,858
Gross profit	44,243	30,417

Operating expenses:
Selling, general and administrative expenses	21,543	17,924

Non-operating (income) expenses:
Interest expense, net	1,245	1,012
Other (income) expense, net	(33)	(318)
Total expense, net	22,755	18,618

Income before income taxes	21,488	11,799

Income tax provision	4,465	2,579
Net income	17,023	9,220

Income per common share:
Basic	$1.49	$0.81
Diluted	$1.47	$0.81

Cash dividends declared per common share	$0.19	$0.18

Weighted average shares outstanding:
Basic	11,452	11,425
Diluted	11,556	11,431

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$17,023	$9,220

Other comprehensive (loss) income:
Foreign currency translation adjustment	(575)	979
Total other comprehensive (loss) income	(575)	979

Total comprehensive income	$16,448	$10,199

See notes to condensed consolidated financial statements.

6 | Q1 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Retained	Accumulated Other
(in thousands, except share amounts)	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Gain (Loss)	Total Equity
Balance, December 31, 2022	11,416,716	$114	$152,392	$150,124	$(9,173)	$293,457
Issuance of common stock, net of shares withheld for employee taxes	24,320	—	(214)	—	—	(214)
Stock-based compensation	—	—	284	—	—	284
Dividends paid ($0.18)	—	—	—	(2,059)	—	(2,059)
Foreign currency translation gain (loss)	—	—	—	—	979	979
Net income	—	—	—	9,220	—	9,220
Balance, March 31, 2023	11,441,036	$114	$152,462	$157,285	$(8,194)	$301,667

Balance, December 31, 2023	11,445,640	114	153,574	200,165	(5,933)	347,920
Issuance of common stock, net of shares withheld for employee taxes	24,320	1	(214)	—	—	(213)
Stock-based compensation	—	—	383	—	—	383
Dividends paid ($0.19)	—	—	—	(2,179)	—	(2,179)
Foreign currency translation gain (loss)	—	—	—	—	(575)	(575)
Net income	—	—	—	17,023	—	17,023
Balance, March 31, 2024	11,469,960	$115	$153,743	$215,009	$(6,508)	$362,359

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$17,023	$9,220
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,506	3,148
(Gain) Loss on disposal of property, plant and equipment	(7)	—
Provision for credit losses	52	45
Issuance of common stock, net of shares withheld for employee taxes	(214)	61
Stock-based compensation	383	223
Deferred tax provision	37	(66)
Changes in operating assets and liabilities:
Accounts receivable	(52,972)	(55,235)
Inventories	5,003	(10,320)
Prepaid expenses	(4,230)	(2,193)
Other assets	116	88
Accounts payable	37,588	44,003
Accrued liabilities	2,738	1,895
Income taxes payable	(46)	2,367
Net cash flows provided by (used in) operating activities	8,977	(6,764)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,672)	(1,749)
Proceeds from sale of property, plant and equipment	9	—
Net cash flows provided by (used in) investing activities	(4,663)	(1,749)
Cash flows from financing activities:
Payments on credit facility	(5,000)	—
Payments of cash dividends	(2,179)	(2,059)
Net cash flows provided by (used in) financing activities	(7,179)	(2,059)
Effect of exchange rate changes on cash and temporary investments	(235)	139
Net change in cash and temporary investments	(3,100)	(10,433)
Cash and temporary investments, beginning of period	29,909	40,153
Cash and temporary investments, end of period	$26,809	$29,720
Supplemental information:
Cash payments for interest	$1,003	$1,493
Cash payments for income taxes, net of refunds	$277	$495

See notes to condensed consolidated financial statements.

8 | Q1 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Miller Industries, Inc. include the accounts of all consolidated subsidiaries (the “Company”). All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively.

References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Form 10-Q") are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. Financial results presented for this fiscal 2024 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2024. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less) to facilitate timely reporting.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its Annual Report on Form 10-K filed with the SEC for fiscal year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Reclassifications

Certain prior period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results. Specifically, for the first quarter of 2023, we reclassified $61.0 thousand and $223.0 thousand from the provision for common stock to non-employee directors and stock-based compensation on nonvested restricted stock units to stock-based compensation, respectively, and changed the vesting of executive restricted stock units line item to issuance of common stock, net of shares withheld for employee taxes on the Condensed Consolidated Statements of Shareholders’ Equity.

Recently Adopted Accounting Standards

There were no new material accounting standards adopted in the three months ended March 31, 2024.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update require an entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under this ASU. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this standard will have on our disclosures.

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

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments in this Update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not been issued or made available for issuance. We are currently evaluating the impact this standard will have on our disclosures.

2.          BUSINESS COMBINATIONS

On May 31, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc. through an acquisition subsidiary formed as a Tennessee corporation, which then changed its name to SHC, Inc. (“SHC”). SHC manufactures, sells and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which management believes will strengthen its efforts to enhance the stability of the Company’s supply chain.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is deductible for tax purposes. The acquisition of SHC resulted in the recognition of $8.4 million of goodwill. The Company believes goodwill is attributable to the investment for its ability to stabilize supply chain through vertical integration and introducing automation and improving production efficiency, as well as the workforce of the acquired business.

For fixed assets, the real property fair value of $3.0 million was comprised of land and buildings of $2.8 million and cranes of $0.2 million. The fair value was determined by a third-party appraisal performed using a sales comparison approach and income approach. The net book value of $0.7 million was determined to approximate fair market value for the remaining fixed assets.

Identifiable intangible assets consisted of a restrictive covenant agreement of $25.0 thousand and order backlog of $168.0 thousand. The fair value of intangible assets was determined by a third-party valuation. The restrictive covenant agreement and order backlog were valued using the income approach, specifically the with-or-without method and multi-period excess earnings method, respectively.

The fair value of the assets acquired includes trade receivables of $2.2 million that are not purchased financial assets with credit deterioration. The Company does not anticipate any markdowns of trade receivables or corresponding credit losses.

The results of operations of SHC are included in the accompanying condensed consolidated statements of income since the acquisition date. Transaction costs associated with the acquisition were not significant.

The allocations of the fair value of the acquired business were based on preliminary valuations of the estimated net fair value of the assets acquired. The fair value estimates are subject to adjustment during the measurement period (up to one year from the acquisition date). The fair values of the net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date, if any, that, if known, would have resulted in revised values for these items as of that date.

10 | Q1 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for SHC, and the estimated fair values of the assets acquired and liabilities assumed, have been included in the Company’s condensed consolidated financial statements since the date of acquisition. For the period ended March 31, 2024, SHC contributed approximately $1.9 million to the Company’s revenues and increased pretax income by approximately $0.1 million. Earnings for the period include adjustments made for the elimination of intercompany sales and profits.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of SHC for the periods as shown as if the acquisition of SHC had occurred on January 1, 2023. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$349,871	$285,244
Income before income taxes	$21,488	$12,973

3.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$86,624	$89,048
Work in process	44,587	47,934
Finished goods	23,948	23,077
Chassis	29,115	29,748
Total inventory	$184,274	$189,807

For the three months ended March 31, 2024 and 2023, the Company did not recognize impairment of inventory.

For the three months ended March 31, 2024 and fiscal year ended December 31, 2023, the Company’s balances are presented net of inventory reserves of $6.9 million and $5.6 million, respectively.

4.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Land and improvements	$22,102	$19,596
Buildings and improvements	84,702	86,346
Machinery and equipment	87,413	86,250
Furniture and fixtures	13,651	13,560
Software costs	14,408	11,806
Total property, plant and equipment, gross	222,276	217,558
Less accumulated depreciation	(106,104)	(102,486)
Total property, plant and equipment, net	$116,172	$115,072

Depreciation expense related to property and equipment was $3.5 million and $3.1 million for the periods ending March 31, 2024 and 2023, respectively.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s loan agreement with First Horizon Bank, which governs its $100.0 million amended unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default and financial, affirmative and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. In absence of default, all borrowings under the amended credit facility bear interest at the one-month Term SOFR Rate plus 1.00% or 1.25% per annum.

We were in compliance with all covenants under the credit facility throughout 2023 and as of March 31, 2024. The Company pays a non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility, which fee is paid quarterly.

Interest expense on the credit facility was $0.9 million and $0.7 million for the periods ended March 31, 2024 and 2023, respectively.

The Company had outstanding borrowings of $55.0 million and $60.0 million under the credit facility at March 31, 2024 and December 31, 2023, respectively.

6.          INCOME TAXES

As of March 31, 2024 and 2023, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were $3.7 million and $1.1 million at March 31, 2024 and 2023, respectively.

7.          LEASES

We have lease agreements for equipment and facilities under long-term non-cancelable leases. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities in our condensed consolidated balance sheet. Operating lease right-of-use assets and corresponding operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, plus payments made prior to lease commencement and any initial direct costs. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related right-of-use asset or lease obligation for such contracts.

Our leases have remaining lease terms that expire at various dates through 2029. Certain of our lease terms may include options to extend or terminate the lease, and the Company includes those leases when it is reasonably certain we will exercise that option.

The following table summarizes the components of lease cost:

	Three Months Ended March 31,
(in thousands)	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$—	$9
Interest on lease obligation	—	1
Total finance lease cost	—	10
Total long-term operating lease cost	95	88
Total short-term operating lease cost	193	86
Total lease cost	$288	$184

12 | Q1 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$95	$88
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for new operating lease obligations	—	—

The following table presents other lease information related to the Company’s leases:

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	2.5	2.7
Finance leases	—	—

Weighted average discount rate
Operating leases	3.5%	3.5%
Finance leases	—%	—%

Future lease payments under non-cancellable leases as of March 31, 2024 were as follows:

(in thousands)	Operating Lease Obligations
Remaining fiscal 2024	$272
2025	312
2026	141
2027	30
2028	25
Thereafter	11
Total lease payments	791
Less imputed interest	(54)
Lease obligation at March 31, 2024	$737

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended March 31, 2024 and 2023 of $52.2 thousand and $50.0 thousand, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs during the three months ended March 31, 2024 and 2023 of $54.0 thousand and $57.0 thousand, respectively.

8.          COMMITMENTS AND CONTINGENCIES

Commitments

At March 31, 2024 and December 31, 2023, the Company had commitments of approximately $5.8 million and $8.6 million, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics and the use of closed-loop artificial intelligence. At both March 31, 2024 and December 31, 2023, the Company had commitments related to the continuing implementation project of approximately $1.4 million in software license fees payable in installments through 2025.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. For the three months ended March 31, 2024 and year ended December 31, 2023, the maximum amount of collateral the Company could be required to purchase was $148.5 million and $128.7 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the three months ended March 31, 2024 and year ended December 31, 2023 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

Litigation

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of business. The Company has established accruals for matters that are probable and reasonably estimable and maintains product liability and other insurance that management believes to be adequate. Although management believes that any pending claims and lawsuits will not have a significant impact on the Company’s consolidated financial position or results of operations, the adjudication of such matters is subject to inherent uncertainties and management’s assessment may change depending on future events.

9.          STOCK INCENTIVE PLAN

Effective August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Board of Directors may grant up to 800,000 shares under share-based awards to officers, directors, and employees. The 2016 Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance shares, performance units and other stock-based awards or any combination thereof. The 2016 Plan was approved by the shareholders of the Company at its Annual Meeting on May 26, 2017. The 2016 Plan will terminate on August 1, 2026.

Restricted Stock Units

Restricted stock units, once granted, are subject only to service conditions. Executive Officer awards vest ratably over three to five years (depending on award granted) and non-employee director awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units under the 2016 Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	146,832	$33.98
Granted	108,490	45.07
Vested (1)	(32,000)	29.95
Forfeited	—	—
Nonvested at March 31, 2024	223,322	$36.33
(1)	Vested shares include 7,680 shares vested and withheld for employee taxes.

The following table provides additional data related to restricted share unit activity:

(in thousands, except weighted average period in years)	2024
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share unit awards not yet recognized, pre tax	$7,248
Weighted average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2.1
Total fair value of shares vested during the year	$958

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statement of income.

10.          REVENUE

All of our operating revenue is generated from contracts with customers. Our primary source of revenue is generated from sales of towing and recovery equipment. Because our product lines have substantially similar characteristics, the Company has identified one operating segment regularly reviewed to assess performance and allocate resources. Alternatively, the Company uses a geographic approach to track revenues by geographic regions.

14 | Q1 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by geographic region are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Geographic regions:
North America	$318,536	$258,167	23.4%
Foreign	31,335	24,108	30.0%
Total net revenue	$349,871	$282,275	23.9%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and temporary investments and trade accounts receivable. At March 31, 2024 and December 31, 2023, the Company had cash deposited net of outstanding checks of $26.8 million and $29.9 million, respectively held in multiple high-credit quality financial institutions. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of total revenues for the period ended March 31, 2024 and one customer accounted for 11.0% of total revenues for the period ended March 31, 2023.

No single customer accounted for more than 10% of total accounts receivable at March 31, 2024 and December 31, 2023.

11.          EARNINGS PER SHARE

The following table reconciles the number of common shares used to compute basic and diluted earnings per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Basic earnings (loss) per common share:
Net income (loss) - basic	$17,023	$9,220
Weighted shares outstanding	11,452,054	11,424,552
Basic earnings (loss) per common share	$1.49	$0.81

Diluted earnings (loss) per common share:
Net income (loss) - basic	$17,023	$9,220
Weighted shares outstanding - basic	11,452,054	11,424,552
Effect of dilutive securities	103,951	6,435
Weighted shares outstanding - diluted	11,556,005	11,430,987
Diluted earnings (loss) per common share	$1.47	$0.81

12.          SUBSEQUENT EVENTS

Dividends

On May 6, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per share. The dividend is payable June 10, 2024, to shareholders of record as of June 3, 2024.

Stock Repurchase Program

On April 2, 2024, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of the Company’s common stock with no expiration date (the ”Repurchase Program”). Repurchases under the Repurchase Program may be made on the open market, in privately negotiated transactions, block purchases or otherwise as permitted by the federal securities laws and other legal and contractual requirements and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares to be repurchased and the timing of any repurchases will depend on a number of factors, including share price, economic and market conditions, and corporate requirements, among others. The Company may choose to suspend or discontinue the Repurchase Program at any time. The cost of the shares repurchased will be funded from our available cash and temporary investments and borrowings under our credit facility.

The Company has not repurchased common stock under the Repurchase Program as of April 30, 2024.

MD&A

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a summary from the perspective of management on our consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented.

The MD&A should be read in conjunction with our Annual Report on Form 10-K filed with the SEC for fiscal year ended December 31, 2023 and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

To facilitate timely reporting, the condensed consolidated financial statements include accounts of certain subsidiaries whose closing dates differ from March 31st by 31 days (or less).

References to “the Company” “we”, “us”, and “our” are intended to mean the business and operations of Miller Industries, Inc., and its consolidated subsidiaries unless the context requires otherwise.

ABOUT MILLER INDUSTRIES, INC.

Miller Industries, Inc. is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

The Company develops innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties, which are sold to our customers under our Century®, Vulcan®, Chevron™, Holmes®, Challenger®, Champion®, Jige™, Boniface™, Titan® and Eagle® brand names.

Our products are primarily marketed and sold through a network of distributors that serve all 50 states, Canada, Mexico and other foreign markets, and through prime contractors to governmental entities. Further, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A. and Boniface Engineering, Ltd. While most of our distributor agreements do not generally contain exclusivity provisions, management believes our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament of their loyalty to our brands.

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

We focus on a variety of key indicators to monitor our overall operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, net income, earnings per share, capital expenditures and cash flow.

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing R&D facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact. In addition, our recent domestic plant expansion and modernization projects have installed sophisticated robotics and implemented other advanced technologies to increase our production capacity and optimize our manufacturing processes, including investing in part re-design capabilities that allows for more flexibility in our manufacturing and sourcing. These projects were completed during the period from 2017 to 2021 at a cost of over $82.0 million. We completed phase one of the implementation of an enterprise software solution during 2021, and we continued to implement additional functionality available in the solution in 2022 and 2023. We expect this software to substantially improve our administrative efficiency and customer service levels. As we retain our focus toward modernization, we expect to continue to invest in robotics and automated material handling equipment across all of our domestic manufacturing facilities.

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

Continuing in 2024, our strong backlog allowed revenues to increase as parts became more available due to supply chain improvements and actions we took to diversify and increase the flexibility of our supply chain. Gross margin also steadily improved due to our pricing actions, productivity improvements and the stabilizing of raw material costs. In addition, with the acquisition of SHC, we were able to enhance the stability of our supply chain. The combination of favorable macroeconomic trends and improved productivity resulted in increased net income for the period.

Based on our strong backlog, the price increases and productivity improvements we have implemented, lessening supply chain disruptions and easing inflationary pressures, our operating results improved throughout fiscal 2023 and for the period ended March 31, 2024, and we believe we are well-positioned to continue enhancing our operating results. However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, the continuing impact of geopolitical factors, the threat of recession and general

16 | Q1 FY 2024 FORM 10-Q

MD&A

economic factors. The impact of these factors remains largely out of our control, and we currently anticipate that these factors could have an adverse impact on our production capabilities, financial results and cash flows to continue throughout fiscal 2024.

In the second quarter of 2023, the Company acquired the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc., which manufactures hydraulic cylinders and related components used in the production of our small carrier units. Management believes this acquisition will strengthen its efforts to enhance the stability of the Company’s supply chain.

The impacts of current global supply chain disruptions, inflationary environment, geopolitical tensions and other macroeconomic factors have led to foreign currency fluctuations. The impact of inflationary or deflationary pressures have caused and may continue to cause foreign currency translation gains or losses within our condensed consolidated statement of comprehensive income.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimations and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for fiscal year ended December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net sales	$349,871	$282,275	23.9%
Cost of operations	305,628	251,858	21.3%
Gross profit	44,243	30,417	45.5%
Operating expenses:
Selling, general and administrative	21,543	17,924	20.2%
Non-operating (income) expenses
Interest expense, net	1,245	1,012	23.0%
Other (income) expense, net	(33)	(318)	(89.6)%
Total expenses, net	22,755	18,618	22.2%
Income before income taxes	21,488	11,799	82.1%
Income tax provision	4,465	2,579	73.1%
Net income	$17,023	$9,220	84.6%

Net Sales

Net sales for the three months ended March 31, 2024 were $349.9 million compared to $282.3 million for the comparable period in fiscal 2023, an increase of 23.9%. The increase in net sales was primarily driven by increases in production volume due to supply chain improvements and continued strong customer demand.

Net foreign sales for the three months ended March 31, 2024 were $31.3 million compared to $24.1 million for the comparable period in 2023, an increase of 30.0%.

Cost of Operations

Cost of operations for the three months ended March 31, 2024 were $305.6 million compared to $251.9 million for the comparable period in fiscal 2023, an increase of 21.3%. The increase in cost of operations was primarily attributed to increased deliveries resulting from continued stabilization in our supply chain.

MD&A

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended March 31, 2024 was $44.2 million compared to $30.4 million for the comparable period in fiscal 2023, an increase of 45.5%. Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related overhead, physical inventory adjustments, as well as inbound and outbound freight.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2024 were $21.5 million compared to $17.9 million for the comparable period in fiscal 2023, an increase of 20.2%. The increase in selling, general and administrative expenses was primarily due to additional executive compensation expense and incentives for all employees, investor relations activity, increased expenses associated with increased sales volume and increased investment in our workforce, specifically for training and more competitive compensation to improve employee retention. As a percentage of net sales, selling, general and administrative expenses decreased to 6.2% for the three months ended March 31, 2024, from 6.3% for the comparable period in fiscal 2023.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2024 was $1.2 million compared to $1.0 million for the comparable period in fiscal 2023, an increase of 23.0%. Increases in interest expense, net were primarily due to increases in floor plan interest payments, increased borrowings, and increased interest rates, offset by interest income.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.2 million and gain of $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Other (income) expense for the three months ended March 31, 2024 includes $0.2 million of other income.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2024 and 2023 reflects a combined federal, state and foreign tax rate of 20.8% and 21.9%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs over the next 12 months. However, our ability to satisfy our cash needs will substantially depend upon a number of factors, including our future operating performance, and the economic, regulatory and other factors discussed elsewhere in this Quarterly Report, many of which are beyond our control.

Cash and Temporary Investments

As of March 31, 2024, we had cash and temporary investments of $26.8 million, and $45.0 million in available borrowings under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our recently announced share repurchase program, and principal and interest payments on indebtedness. At March 31, 2024, the Company had commitments of approximately $5.8 million for the acquisition of property, plant and equipment and commitments of approximately $1.4 million in software license fees related to the implementation of our enterprise software solution.

The cash and temporary investments balance at March 31, 2024 included $18.3 million of cash held by subsidiaries outside of the United States.

18 | Q1 FY 2024 FORM 10-Q

MD&A

Cash Flows

The following table summarizes our cash flows for the period:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating activities	$8,977	$(6,764)	232.7%
Investing activities	(4,663)	(1,749)	(166.6)%
Financing activities	(7,179)	(2,059)	(248.7)%
Effect of exchange rate changes on cash and temporary investments	(235)	139	(269.1)%
Net increase (decrease) in cash and temporary investments	$(3,100)	$(10,433)	70.3%

Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors and tax payments in the regular course of business.

Cash Flows Provided by (used in) Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $9.0 million compared to net cash used in operating activities of $6.8 million in the comparable period in 2023. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The change in operating activities is primarily due to increased net income and a stabilization of changes in operating assets and liabilities as a result of improved availability of purchased components.

Cash Flow Provided by (used in) Investing Activities

During the three months ended March 31, 2024, cash used in investing activities was $4.7 million compared to cash used in investing activities of $1.7 million for the comparable period in 2023. The increase in cash used in investing activities was primarily for purchases of property, plant and equipment. We also continued to invest in manufacturing automation and ERP system enhancements.

Cash Flows Provided by (used in) Financing Activities

During the three months ended March 31, 2024, cash used in financing activities was $7.2 million compared to cash used in financing activities of $2.1 million for the comparable period in 2023. The increase in cash used in financing activities was primarily due to payments of $5 million under the Company’s credit facility, as well as cash dividend payments of $2.2 million.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC for fiscal year ended December 31, 2023.

Credit Facility

The Company had outstanding borrowings of $55.0 million and $60.0 million under the credit facility at March 31, 2024 and December 31, 2023, respectively. See the disclosure under the heading “Credit Facility” in Note 5 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of May 1, 2024, the outstanding balance on our credit facility was $65.0 million.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.8 million and $0.9 million in non-cancelable operating lease obligations at March 31, 2024 and December 31, 2023, respectively. We had no non-cancelable finance lease obligations as of March 31, 2024 and December 31, 2023.

Capital Expenditures

Capital expenditures during the period ended March 31, 2024 and 2023 were $4.7 million and $1.7 million, respectively. We make ongoing capital investments in our property, plant and equipment, and continue to increase purchases of materials, components and chassis to ramp up production to meet demand, which has been at historic levels. We believe that in periods of normalized supply chain, our historical capital investments in our manufacturing facilities and other capital assets will increase the production capacity and efficiencies of our operations. See “Cash Flows” – “Cash Flows provided by (used in) Investing Activities” contained within this MD&A for additional discussion on capital expenditures.

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

20 | Q1 FY 2024 FORM 10-Q

OTHER KEY INFORMATION

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The “Litigation” disclosure described in Note 8 of the “Notes to Condensed Consolidated Financial Statements” is incorporated in this Item 1, “Legal Proceedings” by reference.

ITEM 1A.          RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Other Information

In our Annual Report on Form 10-K for the year ended December 31, 2023, the Company disclosed that we employed approximately 1,821 employees globally as of December 31, 2023. However, the number of employees we employed globally at December 31, 2023 was approximately 1,591. Management has determined this difference in the employee count set forth in the Annual Report on Form 10-K for the year ended December 31, 2023 was not material.

EXHIBITS

ITEM 6.          EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

22 | Q1 FY 2024 FORM 10-Q

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ Deborah L. Whitmire

Deborah L. Whitmire Executive Vice President, Chief Financial Officer and Treasurer

Date: May 8, 2024

