Form 10-Q
period 2024-06-30
MILLER INDUSTRIES INC /TN/
filed 2024-08-07
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2024 was 11,453,792.

TABLE

2 | Q2 FY 2024 FORM 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements made with respect to future operating results, expectations of future customer orders and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”, “estimate”, “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks set forth in Part I, Item 1A - “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in Part II, Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$23,816	$29,909
Accounts receivable, net of allowance for credit losses of $1,633 and $1,527 at June 30, 2024 and December 31, 2023, respectively	391,797	286,138
Inventories, net	187,286	189,807
Prepaid expenses	8,099	4,617
Total current assets	610,998	510,471
NON-CURRENT ASSETS:
Property, plant and equipment, net	115,768	115,072
Right-of-use assets - operating leases	659	826
Goodwill	19,998	20,022
Other assets	744	819
TOTAL ASSETS	$748,167	$647,210

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$243,146	$191,782
Accrued liabilities	49,546	40,793
Income taxes payable	771	1,819
Current portion of operating lease obligation	306	320
Total current liabilities	293,768	234,714
NON-CURRENT LIABILITIES:
Long-term obligations	70,000	60,000
Non-current portion of operating lease obligation	352	506
Deferred income tax liabilities	4,159	4,070
TOTAL LIABILITIES	368,279	299,290

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued–none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued - 11,453,792 and 11,445,640 shares at June 30, 2024 and December 31, 2023, respectively	115	114
Additional paid-in capital	153,014	153,574
Retained earnings	233,330	200,165
Accumulated other comprehensive loss	(6,571)	(5,933)
TOTAL SHAREHOLDERS' EQUITY	379,888	347,920
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$748,167	$647,210

See notes to condensed consolidated financial statements.

4 | Q2 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except share and per share amounts)	2024	2023	2024	2023
NET SALES	$371,451	$300,264	$721,322	$582,539
COST OF OPERATIONS	320,373	260,335	626,001	512,194
GROSS PROFIT	51,078	39,929	95,321	70,345

OPERATING EXPENSES:
Selling, general and administrative expenses	22,773	19,480	44,316	37,403

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	2,048	1,700	3,293	2,713
Other (income) expense, net	13	(229)	(20)	(548)
Total expense, net	24,834	20,951	47,589	39,568

INCOME BEFORE INCOME TAXES	26,244	18,978	47,732	30,777
INCOME TAX PROVISION	5,730	4,063	10,195	6,642
NET INCOME	$20,514	$14,915	$37,537	$24,135

INCOME PER SHARE OF COMMON STOCK:
Basic	$1.79	$1.30	$3.28	$2.11
Diluted	$1.78	$1.29	$3.26	$2.10

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.19	$0.18	$0.38	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,461	11,466	11,457	11,425
Diluted	11,550	11,526	11,531	11,477

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2024	2023	2024	2023
NET INCOME	$20,514	$14,915	$37,537	$24,135

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(63)	911	(638)	1,890
Total other comprehensive (loss) income	(63)	911	(638)	1,890

TOTAL COMPREHENSIVE INCOME	$20,451	$15,826	$36,899	$26,025

See notes to condensed consolidated financial statements.

6 | Q2 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2022	11,416,716	$114	$152,392	$150,124	$(9,173)	$293,457
Issuance of common stock, net of shares withheld for employee taxes	24,320	—	(214)	—	—	(214)
Stock-based compensation	—	—	284	—	—	284
Dividends paid ($0.18)	—	—	—	(2,059)	—	(2,059)
Foreign currency translation gain (loss)	—	—	—	—	979	979
Net income	—	—	—	9,220	—	9,220
BALANCE, March 31, 2023	11,441,036	$114	$152,462	$157,285	$(8,194)	$301,667
Issuance of common stock, net of shares withheld for employee taxes	4,604	—	—	—	—	—
Stock-based compensation	—	—	284	—	—	284
Dividends paid ($0.18)	—	—	—	(2,059)	—	(2,059)
Foreign currency translation gain (loss)	—	—	—	—	911	911
Net income	—	—	—	14,915	—	14,915
BALANCE, June 30, 2023	11,445,640	$114	$152,746	$170,141	$(7,283)	$315,718

BALANCE, December 31, 2023	11,445,640	$114	$153,574	$200,165	$(5,933)	$347,920
Issuance of common stock, net of shares withheld for employee taxes	24,320	1	(214)	—	—	(213)
Stock-based compensation	—	—	383	—	—	383
Dividends paid ($0.19)	—	—	—	(2,179)	—	(2,179)
Foreign currency translation gain (loss)	—	—	—	—	(575)	(575)
Net income	—	—	—	17,023	—	17,023
BALANCE, March 31, 2024	11,469,960	$115	$153,743	$215,009	$(6,508)	$362,359
Issuance of common stock, net of shares withheld for employee taxes	18,832	—	16	—	—	16
Stock-based compensation	—	—	1,302	—	—	1,302
Repurchases of common stock	(35,000)	—	(2,047)	—	—	(2,047)
Dividends paid ($0.19)	—	—	—	(2,193)	—	(2,193)
Foreign currency translation gain (loss)	—	—	—	—	(63)	(63)
Net income	—	—	—	20,514	—	20,514
BALANCE, June 30, 2024	11,453,792	$115	$153,014	$233,330	$(6,571)	$379,888

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,537	$24,135
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,971	6,361
(Gain) Loss on disposal of property, plant and equipment	(7)	1
Provision for credit losses	106	90
Issuance of common stock, net of shares withheld for employee taxes	(198)	123
Stock-based compensation	1,685	231
Deferred tax provision	85	(44)
Changes in operating assets and liabilities:
Accounts receivable	(105,873)	(84,227)
Inventories	2,022	(9,407)
Prepaid expenses	(3,482)	(1,714)
Other assets	237	198
Accounts payable	51,533	62,508
Accrued liabilities	8,726	4,655
Income taxes payable	(1,049)	—
Net cash flows provided by (used in) operating activities	(1,707)	2,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,794)	(6,610)
Proceeds from sale of property, plant and equipment	77	239
Acquisition of business	24	(17,802)
Net cash flows provided by (used in) investing activities	(7,693)	(24,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,047)	—
Net borrowings under credit facility	10,000	15,000
Payments of cash dividends	(4,372)	(4,119)
Net cash flows provided by (used in) financing activities	3,581	10,881

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(274)	731
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(6,093)	(9,651)
CASH AND TEMPORARY INVESTMENTS, beginning of period	29,909	40,153
CASH AND TEMPORARY INVESTMENTS, end of period	$23,816	$30,502
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$4,890	$3,473
Cash payments for income taxes, net of refunds	$11,212	$8,268

See notes to condensed consolidated financial statements.

8 | Q2 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to "we", "our", and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this "Form 10-Q") are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

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

The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from the applicable period end (December 31st or June 30th) by 31 days (or less) to facilitate timely reporting.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

Reclassifications

Certain prior period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results. Specifically, we reclassified $61.0 thousand and $223.0 thousand for the three months ended March 31, 2024 from the provision for common stock to non-employee directors and stock-based compensation on non-vested restricted stock units to stock-based compensation, respectively, and changed the vesting of executive restricted stock units line item to issuance of common stock, net of shares withheld for employee taxes on the Condensed Consolidated Statements of Shareholders’ Equity.

Recently Adopted Accounting Standards

There were no new material accounting standards adopted in the six months ended June 30, 2024.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require an entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under this ASU. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not been issued or made available for issuance. We are currently evaluating the impact this standard will have on our disclosures.

2.          BUSINESS COMBINATIONS

On May 31, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc. through an acquisition subsidiary formed as a Tennessee corporation, which then changed its name to SHC, Inc. (“SHC”). SHC manufactures, sells, and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which management believes will strengthen the efforts to enhance the stability of the Company’s supply chain.

The purchase price totaling approximately $17.4 million was comprised of cash on hand and by drawing on the existing revolving credit facility.

The allocation of the consideration for the net assets acquired by SHC from Southern Hydraulic Cylinder, Inc. were as follows:

(in thousands)
Sources of financing
Cash	$17,352
Fair value of consideration transferred	17,352

Fair value of assets and liabilities
Accounts receivable	2,245
Fixed assets	3,735
Inventory	3,467
Prepaid insurance	71
Intangibles	193
Total identifiable assets acquired	9,711

Assumed liabilities	738
Goodwill	$8,379

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is deductible for tax purposes. The acquisition by SHC resulted in the recognition of $8.4 million of goodwill. The Company believes goodwill is attributable to the investment for its ability to stabilize supply chain through vertical integration and introducing automation and improving production efficiency, as well as the workforce of the acquired business.

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

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for SHC, and the estimated fair values of the assets acquired and liabilities assumed, have been included in the Company’s condensed consolidated financial statements since the date of acquisition. For the three months ended June 30, 2024, SHC contributed approximately $2.3 million to the Company’s revenues and increased pretax income by approximately $0.3 million. For the six months ended June 30, 2024, SHC contributed approximately $4.2 million to the Company’s revenues and increased pretax income by

10 | Q2 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.4 million. Revenue and income before taxes for the period include adjustments made for the elimination of intercompany sales and profits.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of SHC for the periods as shown as if the acquisition by SHC had occurred on January 1, 2023. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions, and other uncertainties.

	Six Months Ended June 30
(in thousands)	2024	2023
Revenue	$721,322	$588,469
Income before income taxes	$47,732	$25,742

3.          INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are stated at the lower of cost or net realizable value, primarily determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation, and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$82,082	$89,048
Work in process	45,154	47,934
Finished goods	23,206	23,077
Chassis	36,844	29,748
Total inventory	$187,286	$189,807

For the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, the Company did not recognize impairment of inventory.

For the six months ended June 30, 2024 and fiscal year ended December 31, 2023, the Company’s balances are presented net of inventory reserves of $8.3 million and $5.6 million, respectively.

4.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Land and improvements	$22,159	$19,596
Buildings and improvements	86,567	86,346
Machinery and equipment	88,367	86,250
Furniture and fixtures	13,785	13,560
Software costs	14,407	11,806
Total property, plant and equipment, gross	225,285	217,558
Less accumulated depreciation	(109,517)	(102,486)
Total property, plant and equipment, net	$115,768	$115,072

For the three months ended June 30, 2024 and 2023, depreciation expense related to property, plant and equipment was $3.5 million and $3.2 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense related to property, plant and equipment was $7.0 million and $6.4 million, respectively.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s loan agreement with First Horizon Bank, which governs its $100.0 million amended unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative, and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. In the absence of default, all borrowings under the credit facility bear interest at the one-month Term SOFR Rate plus 1.00% or 1.25% per annum.

We were in compliance with all covenants under the credit facility throughout 2023 and the first half of 2024. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

For the three months ended June 30, 2024 and 2023, interest expense on the credit facility was $1.1 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, interest expense on the credit facility was $2.1 million and $1.4 million, respectively. The Company had outstanding borrowings of $70.0 million and $60.0 million under the credit facility at June 30, 2024 and December 31, 2023, respectively.

6.          INCOME TAXES

As of June 30, 2024, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were $3.7 million as of December 31, 2023.

7.          LEASES

We have lease agreements for equipment and facilities under long-term, non-cancelable leases. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheet. Operating lease right-of-use assets and corresponding operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, plus payments made prior to lease commencement and any initial direct costs. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability or a right-of-use asset for leases with a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related right-of-use asset or lease obligation for such contracts.

Our leases have remaining lease terms that expire at various dates through 2029. Some of our lease terms may include options to extend or terminate the lease, and the Company includes those leases when it is reasonably certain we will exercise that option.

The following table summarizes the components of lease cost:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2024	2023	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$—	$6	$—	$15
Interest on lease obligation	—	2	—	3
Total finance lease cost	—	8	—	18
Total long-term operating lease cost	91	92	186	180
Total short-term operating lease cost	190	83	383	169
Total lease cost	$281	$183	$569	$367

12 | Q2 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2024	2023	2024		2023
Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$91	$92	$186		$180

Right-of-use assets obtained in exchange for new operating lease obligations	—	—		—	—

The following table presents other lease information related to the Company’s leases:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	2.3	2.7
Finance leases	—	—

Weighted average discount rate
Operating leases	3.5%	3.5%
Finance leases	—%	—%

Future lease payments under non-cancelable leases as of June 30, 2024 were as follows:

(in thousands)	Operating Lease Obligations
Remaining fiscal 2024	$180
2025	312
2026	140
2027	30
2028	24
Thereafter	11
Total lease payments	697
Less imputed interest	(38)
Lease obligation at June 30, 2024	$659

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended June 30, 2024 and 2023 of $52.0 thousand and $51.0 thousand, respectively, and related lease costs during the six months ended June 30, 2024 and 2023 of $104.3 thousand and $101.0 thousand, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $63.5 thousand and $54.0 thousand during the three months ended June 30, 2024 and 2023, respectively, and related lease costs of $117.5 thousand and $111.0 thousand during the six months ended June 30, 2024 and 2023, respectively.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          COMMITMENTS AND CONTINGENCIES

Commitments

At June 30, 2024 and December 31, 2023, the Company had commitments of approximately $17.0 million and $8.6 million, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, cybersecurity, data analytics, and the use of closed-loop artificial intelligence. At June 30, 2024 and December 31, 2023, the Company had commitments related to the continuing implementation project of approximately $0.5 million and $1.4 million in software license fees, respectively, payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. For the six months ended June 30, 2024 and year ended December 31, 2023, the maximum amount of collateral the Company could be required to purchase was $168.4 million and $128.7 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the six months ended June 30, 2024 and year ended December 31, 2023 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

9.          SHAREHOLDERS’ EQUITY

2016 Stock Incentive Plan

In August, 2016, the Company’s Board of Directors adopted the 2016 Stock Incentive Plan (the “2016 Plan”), subject to shareholder approval. The 2016 Plan was subsequently approved by the shareholders of the Company at its annual meeting of shareholders on May 26, 2017. Pursuant to the 2016 Plan, the Company may grant up to 800,000 shares of common stock under share-based awards to officers, directors, and employees, as well as consultants or advisors who provide services to the Company or a subsidiary. The 2016 Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance shares, performance units, and other stock-based awards or any combination thereof. The 2016 Plan will terminate on August 1, 2026.

Restricted Stock Units

Restricted stock units, once granted, are subject only to time-based service conditions. Executive officer awards vest ratably over three to five years (depending on award granted) and non-employee director awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan for the six months ended June 30, 2024:

	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	146,832	$33.98
Granted	118,493	45.99
Vested (1)	(50,832)	31.44
Forfeited	—	—
Non-vested at June 30, 2024	214,493	$37.14
(1)	Vested shares include 7,680 shares of common stock that vested and were withheld for employee taxes.

14 | Q2 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional data related to restricted stock unit grants under the 2016 plan:

(in thousands, except weighted average period in years)	2024
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$5,579
Weighted average period in years over which restricted stock unit cost is expected to be recognized (in years)	2.1
Total fair value of shares of common stock vested during the year	$1,598

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statement of income.

Stock Repurchase Program

On April 2, 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of the Company’s common stock with no expiration date (the “Repurchase Program”). Repurchases under the Repurchase Program may be made on the open market, in privately negotiated transactions, block purchases, or otherwise as permitted by the federal securities laws and other legal and contractual requirements and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares to be repurchased and the timing of any repurchases will depend on a number of factors, including share price, economic and market conditions, and corporate requirements, among others. The Company may choose to suspend or discontinue the Repurchase Program at any time. The cost of the shares repurchased will be funded from our available cash and temporary investments and borrowings under our credit facility.

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the six months ended June 30, 2024 the Company repurchased 35,000 shares of common stock pursuant to the Repurchase Program. These shares constitute authorized but unissued shares. The total cost of the shares repurchased was $2.0 million with an average share price of $58.49.

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

Net revenues by geographic region are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2024	2023	Change	2024	2023	Change
Geographic regions:
North America	$340,699	$272,320	25.1%	$659,236	$530,487	24.3%
Foreign	$30,752	$27,944	10.0%	$62,086	$52,052	19.3%
TOTAL NET REVENUE	$371,451	$300,264	23.7%	$721,322	$582,539	23.8%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and temporary investments and trade accounts receivable. At June 30, 2024 and December 31, 2023, the Company had cash deposited net of outstanding checks of $23.8 million and $29.9 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of total revenues for the three months or six months ended June 30, 2024 or the comparable periods in 2023.

No single customer accounted for more than 10% of total accounts receivable at June 30, 2024 and December 31, 2023.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2024	2023	2024	2023
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) - basic	$20,514	$14,915	$37,537	$24,135
Weighted shares outstanding	11,461,141	11,466,000	11,456,597	11,424,552
Basic earnings (loss) per share of common stock	$1.79	$1.30	$3.28	$2.11

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) - basic	$20,514	$14,915	$37,537	$24,135
Weighted shares outstanding - basic	11,461,141	11,466,000	11,456,597	11,424,552
Effect of dilutive securities	88,744	60,000	74,494	52,448
Weighted shares outstanding - diluted	11,549,885	11,526,000	11,531,091	11,477,000
Diluted earnings (loss) per share of common stock	$1.78	$1.29	$3.26	$2.10

12.          SUBSEQUENT EVENTS

Dividends

On August 5, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per share. The dividend is payable September 16, 2024, to shareholders of record as of September 9, 2024.

16 | Q2 FY 2024 FORM 10-Q

MD&A

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a summary from the perspective of management on our consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented.

The MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

To facilitate timely reporting, the condensed consolidated financial statements include accounts of certain subsidiaries whose closing dates differ from the applicable period end (December 31st or June 30th) by 31 days (or less).

References to “the Company”, “we”, “us”, and “our” are intended to mean the business and operations of Miller Industries, Inc., and its consolidated subsidiaries unless the context requires otherwise.

ABOUT MILLER INDUSTRIES, INC.

Miller Industries, Inc. is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

We develop innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties and then sold to our customers under our Century®, Vulcan®, Chevron™, Holmes®, Challenger®, Champion®, Jige™, Boniface™, Titan®, and Eagle® brand names.

Our products are primarily marketed and sold through a network of distributors that serve all 50 states, Canada, Mexico and other foreign markets, and through prime contractors to governmental entities. Furthermore, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A. and Boniface Engineering, Ltd. While most of our distributor agreements do not generally contain exclusivity provisions, management believes our independent distributors do not offer products of any other towing and recovery equipment manufacturer. We believe this is a testament of their loyalty to our brands.

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

We focus on a variety of key indicators to monitor our overall operating and financial performance. These indicators include measurements of revenue, operating income, gross margin, net income, earnings per share, capital expenditures, and cash flow.

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing research and development facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact. Our investments in strategic and planned projects have contributed to our increased production capacity and optimized our manufacturing processes, including investing in component re-design capabilities that allow for more flexibility in our manufacturing and sourcing. Our recent domestic plant expansion and modernization projects have installed sophisticated robotics systems and other advanced technologies to complement our talented workforce. The projects completed during the period from 2017 to 2021 were at a cost of over $82 million. As we continue to focus on modernization and operational excellence, we expect to continue to invest in robotics and automated material handling equipment across all our domestic manufacturing facilities.

We completed phase one of the implementation of an enterprise software solution during 2021, and we are continuing to implement additional functionality available in the solution. We expect this software to substantially improve our administrative efficiency and customer service levels throughout the company.

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

Continuing in 2024, our strong backlog allowed revenues to increase as a result of the actions we took to diversify and increase the flexibility of our supply chain, as well as the increased availability of parts and components due to global supply chain improvements. Gross margin also steadily improved due to our pricing actions, productivity improvements, and the stabilizing of raw material costs. The combination of favorable macroeconomic trends and improved productivity resulted in increased net income for the period.

MD&A

Based on our strong backlog, price increases, and productivity improvements we have implemented, lessening supply chain disruptions and easing inflationary pressures, our operating results improved throughout fiscal 2023 and through the six months ended June 30, 2024, and we believe we are well-positioned to continue enhancing our operating results. However, our performance will be heavily influenced by, among other things, supply chain constraints, inflationary pressures, the continuing impact of geopolitical factors, the threat of recession, and general economic factors. The impact of these factors remains largely out of our control, and we currently anticipate that these factors could have an adverse impact on our production capabilities, financial results, and cash flows through the second half of 2024.

In the second quarter of 2023, the Company acquired the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc., which manufactures hydraulic cylinders and related components used in the production of our small carrier units. Management believes this acquisition will strengthen its efforts to enhance the stability of the Company’s supply chain.

The impacts of current global supply chain disruptions, inflationary environment, geopolitical tensions, and other macroeconomic factors have led to foreign currency fluctuations. The impact of inflationary or deflationary pressures have caused and may continue to cause foreign currency translation gains or losses within our condensed consolidated statement of comprehensive income.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended
	June 30
(in thousands)	2024	2023	Change
NET SALES	$371,451	$300,264	23.7%
COST OF OPERATIONS	320,373	260,335	23.1%
Gross profit	51,078	39,929	27.9%
OPERATING EXPENSES:
Selling, general and administrative	22,773	19,480	16.9%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	2,048	1,700	20.5%
Other (income) expense, net	13	(229)	105.7%
Total expenses, net	24,834	20,951	18.5%
INCOME BEFORE INCOME TAXES	26,244	18,978	38.3%
INCOME TAX PROVISION	5,730	4,063	41.0%
NET INCOME	$20,514	$14,915	37.5%

Net Sales

Net sales for the three months ended June 30, 2024 were $371.5 million compared to $300.3 million for the corresponding period in fiscal 2023, an increase of 23.7%. The increase in net sales was primarily driven by increases in production volume due to supply chain improvements and continued strong customer demand.

Net foreign sales for the three months ended June 30, 2024 were $30.8 million compared to $27.9 million for the corresponding period in fiscal 2023, an increase of 10.0%.

Cost of Operations

Cost of operations for the three months ended June 30, 2024 were $320.4 million compared to $260.3 million for the corresponding period in fiscal 2023, an increase of 23.1%. The increase in cost of operations was primarily attributed to increased deliveries resulting from

18 | Q2 FY 2024 FORM 10-Q

MD&A

continued stabilization in our supply chain, which included vertical integration with the acquisition of Southern Hydraulic Cylinder, Inc. in May of 2023.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended June 30, 2024 was $51.1 million compared to $39.9 million for the corresponding period in fiscal 2023, an increase of 27.9%. Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related overhead, physical inventory adjustments, as well as inbound and outbound freight.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2024 were $22.8 million compared to $19.5 million for the corresponding period in fiscal 2023, an increase of 16.9%. The increase in selling, general and administrative expenses was primarily due to additional executive compensation expense and incentives for all employees, investor relations activity, increased expenses associated with increased sales volume, and increased investment in our workforce, specifically for training and more competitive compensation to improve employee retention. As a percentage of net sales, selling, general and administrative expenses decreased to 6.1% for the three months ended June 30, 2024, from 6.5% for the comparable period in fiscal 2023.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2024 was $2.0 million compared to $1.7 million for the corresponding period in fiscal 2023, an increase of 20.5%. Increases in interest expense, net were primarily due to increases in borrowings, increased floor plan interest payments, and increased interest rates, offset by interest income.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.1 million and gain of $0.3 million for the three months ended June 30, 2024 and 2023, respectively.

Other (income) expense for the three months ended June 30, 2024 includes $0.1 million of other income.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2024 and 2023 reflects a combined federal, state, and foreign tax rate of 21.8% and 21.4%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended
	June 30
(in thousands)	2024	2023	Change
NET SALES	$721,322	$582,539	23.8%
COST OF OPERATIONS	626,001	512,194	22.2%
Gross profit	95,321	70,345	35.5%
OPERATING EXPENSES:
Selling, general and administrative	44,316	37,403	18.5%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	3,293	2,713	21.4%
Other (income) expense, net	(20)	(548)	96.4%
Total expenses, net	47,589	39,568	20.3%
INCOME BEFORE INCOME TAXES	47,732	30,777	55.1%
INCOME TAX PROVISION	10,195	6,642	53.5%
NET INCOME	$37,537	$24,135	55.5%

MD&A

Net Sales

Net sales for the six months ended June 30, 2024 were $721.3 million compared to $582.5 million for the corresponding period in fiscal 2023, an increase of 23.8%. The increase in net sales was primarily driven by increases in production volume due to supply chain improvements and continued strong customer demand.

Net foreign sales for the six months ended June 30, 2024 were $62.1 million compared to $52.1 million for the corresponding period in fiscal 2023, an increase of 19.3%.

Cost of Operations

Cost of operations for the six months ended June 30, 2024 were $626.0 million compared to $512.2 million for the corresponding period in fiscal 2023, an increase of 22.2%. The increase in cost of operations was primarily attributed to increased deliveries resulting from continued stabilization in our supply chain.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the six months ended June 30, 2024 was $95.3 million compared to $70.3 million for the corresponding period in fiscal 2023, an increase of 35.5%. Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related overhead, physical inventory adjustments, as well as inbound and outbound freight.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2024 were $44.3 million compared to $37.4 million for the corresponding period in fiscal 2023, an increase of 18.5%. The increase in selling, general and administrative expenses was primarily due to additional executive compensation expense and incentives for all employees, investor relations activity, increased expenses associated with increased sales volume, and increased investment in our workforce, specifically for training and more competitive compensation to improve employee retention. As a percentage of net sales, selling, general and administrative expenses decreased to 6.1% for the six months ended June 30, 2024, from 6.4% for the comparable period in fiscal 2023.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2024 was $3.3 million compared to $2.7 million for the corresponding period in fiscal 2023, an increase of 21.4%. Increases in interest expense, net were primarily due to increases in floor plan interest payments, increased borrowings, and increased interest rates, offset by interest income.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.2 million and gain of $0.6 million for the six months ended June 30, 2024 and 2023, respectively. Other (income) expense for the six months ended June 30, 2024 includes $0.2 million of other income.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2024 and 2023 reflects a combined federal, state, and foreign tax rate of 21.4% and 21.6%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

We currently believe that, based on available capital resources and projected operating cash flows, we have adequate capital resources to fund our operations and expected future cash needs over the next 12 months. However, our ability to satisfy our cash needs will substantially depend upon a number of factors, including our future operating performance, and the economic, regulatory and other factors discussed elsewhere in this Quarterly Report, many of which are beyond our control.

Cash and Temporary Investments

As of June 30, 2024, we had cash and temporary investments of $23.8 million, and $30.0 million in available borrowings under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

20 | Q2 FY 2024 FORM 10-Q

MD&A

The cash and temporary investments balance at June 30, 2024 included $15.4 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Six Months Ended
	June 30
(in thousands)	2024	2023	Change
Operating activities	$(1,707)	$2,910	(158.66)%
Investing activities	(7,693)	(24,173)	68.17%
Financing activities	3,581	10,881	(67.09)%
Effect of exchange rate changes on cash and temporary investments	(274)	731	(137.5)%
Net increase (decrease) in cash and temporary investments	$(6,093)	$(9,651)	36.9%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (used in) Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $1.7 million compared to net cash provided by operating activities of $2.9 million in the comparable period in fiscal 2023. Cash used in operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The change in operating activities is due to increased net income that was offset primarily by increased accounts receivable as a result of OEM chassis deliveries, as well as the timing of major components, creating an installation backlog throughout our distribution network and delays in completion of the retail product.

Cash Flows Provided by (used in) Investing Activities

During the six months ended June 30, 2024, cash used in investing activities was $7.7 million compared to cash used in investing activities of $24.2 million for the comparable period in fiscal 2023. The cash used in investing activities was primarily for purchases of property, plant and equipment as we continue to invest in manufacturing automation and ERP system enhancements. The prior year included $17.8 million for the acquisition by SHC.

Cash Flows Provided by (used in) Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $3.6 million compared to cash provided by financing activities of $10.9 million for the comparable period in fiscal 2023. The cash provided by financing activities was primarily due to advances from our credit facility offset by the payment of dividends and the repurchase of common stock of $2.0 million.

Contractual Obligations

As of June 30, 2024, we had commitments of approximately $17.0 million for the acquisition of property, plant and equipment and commitments of approximately $0.5 million in software license fees related to the implementation of our enterprise software solution. This increase was due to our continued investments in automation and the use of robotics in our production processes to streamline efficiency. There have been no other material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Credit Facility

The Company had outstanding borrowings of $70.0 million and $60.0 million under the credit facility at June 30, 2024 and December 31, 2023, respectively. See the disclosure under the heading “Credit Facility” in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of August 1, 2024, the outstanding balance on our credit facility was $70.0 million.

MD&A

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.7 million and $0.9 million in non-cancelable operating lease obligations at June 30, 2024 and December 31, 2023, respectively. We had no non-cancelable finance lease obligations as of June 30, 2024 and December 31, 2023.

Capital Expenditures

Capital expenditures during the six months ended June 30, 2024 and 2023 were $7.8 million and $6.6 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and the efficiencies of our operations. See “Cash Flows” – “Cash Flows provided by (used in) Investing Activities” contained within this MD&A for additional discussion on capital expenditures.

22 | Q2 FY 2024 FORM 10-Q

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contes

OTHER KEY INFORMATION

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The disclosure under the heading “Litigation” in Note 8 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.          RISK FACTORS

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by the information in Part II, Item 1A – “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended June 30, 2024:

(in thousands, except share and per share amounts)	Total number of shares purchased	Average price paid per share	Total value of shares repurchased
April 1, 2024 - April 30, 2024 (1)	0	$0	$0
May 1, 2024 - May 31, 2024	15,000	$58.46	$877
June 1, 2024 - June 30, 2024	20,000	$58.51	$1,170
Total	35,000	$58.49	$2,047
(1)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the six months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

24 | Q2 FY 2024 FORM 10-Q

Table of Contes

EXHIBITS

ITEM 6.          EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

Date: August 7, 2024

26 | Q2 FY 2024 FORM 10-Q