Form 10-Q
period 2024-09-30
MILLER INDUSTRIES INC /TN/
filed 2024-11-12
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ Commission File No. 001-14124

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2024 was 11,439,292.

TABLE

2 | Q3 FY 2024 FORM 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I., Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, statements made with respect to future operating results, expectations of future customer orders, and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”, “estimate”, “predict”, “expect”, “anticipate”, and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks set forth in Part I., Item 1A. – “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission.

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$40,600	$29,909
Accounts receivable, net of allowance for credit losses of $1,691 and $1,527 at September 30, 2024 and December 31, 2023, respectively	374,029	286,138
Inventories, net	190,345	189,807
Prepaid expenses	10,485	4,617
Total current assets	615,459	510,471
NON-CURRENT ASSETS:
Property, plant and equipment, net	118,569	115,072
Right-of-use assets – operating leases	595	826
Goodwill	19,998	20,022
Other assets	725	819
TOTAL ASSETS	$755,346	$647,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$234,216	$191,782
Accrued liabilities	54,801	40,793
Income taxes payable	1,462	1,819
Current portion of operating lease obligation	309	320
Total current liabilities	290,788	234,714
NON-CURRENT LIABILITIES:
Long-term obligations	65,000	60,000
Non-current portion of operating lease obligation	286	506
Deferred income tax liabilities	4,082	4,070
TOTAL LIABILITIES	360,156	299,290

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued – 11,439,292 and 11,445,640 shares at September 30, 2024 and December 31, 2023, respectively	114	114
Additional paid-in capital	152,933	153,574
Retained earnings	246,578	200,165
Accumulated other comprehensive loss	(4,435)	(5,933)
TOTAL SHAREHOLDERS’ EQUITY	395,190	347,920
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$755,346	$647,210

See notes to condensed consolidated financial statements.

4 | Q3 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except share and per share amounts)	2024	2023	2024	2023
NET SALES	$314,271	$274,568	$1,035,593	$857,108
COST OF OPERATIONS	272,245	231,700	898,246	743,894
GROSS PROFIT	42,026	42,868	137,347	113,214

OPERATING EXPENSES:
Selling, general and administrative expenses	22,326	19,318	66,642	56,721

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	251	1,813	3,544	4,525
Other (income) expense, net	(321)	(294)	(341)	(842)
Total expense, net	22,256	20,837	69,845	60,404

INCOME BEFORE INCOME TAXES	19,770	22,031	67,502	52,810
INCOME TAX PROVISION	4,345	4,572	14,540	11,214
NET INCOME	$15,425	$17,459	$52,962	$41,596

INCOME PER SHARE OF COMMON STOCK:
Basic	$1.35	$1.53	$4.62	$3.64
Diluted	$1.33	$1.52	$4.57	$3.62

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.19	$0.18	$0.57	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,447	11,446	11,453	11,437
Diluted	11,596	11,515	11,593	11,495

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2024	2023	2024	2023
NET INCOME	$15,425	$17,459	$52,962	$41,596

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	2,136	822	1,498	2,712
Total other comprehensive income (loss)	2,136	822	1,498	2,712

TOTAL COMPREHENSIVE INCOME	$17,561	$18,281	$54,460	$44,308

See notes to condensed consolidated financial statements.

6 | Q3 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2022	11,416,716	$114	$152,392	$150,124	$(9,173)	$293,457
Issuance of common stock, net of shares withheld for employee taxes	24,320	—	(214)	—	—	(214)
Stock-based compensation	—	—	284	—	—	284
Dividends paid ($0.18)	—	—	—	(2,059)	—	(2,059)
Foreign currency translation gain (loss)	—	—	—	—	979	979
Net income	—	—	—	9,220	—	9,220
BALANCE, March 31, 2023	11,441,036	$114	$152,462	$157,285	$(8,194)	$301,667
Issuance of common stock, net of shares withheld for employee taxes	4,604	—	—	—	—	—
Stock-based compensation	—	—	284	—	—	284
Dividends paid ($0.18)	—	—	—	(2,059)	—	(2,059)
Foreign currency translation gain (loss)	—	—	—	—	911	911
Net income	—	—	—	14,915	—	14,915
BALANCE, June 30, 2023	11,445,640	$114	$152,746	$170,141	$(7,283)	$315,718
Issuance of common stock, net of shares withheld for employee taxes	—	—	—	—	—	—
Stock-based compensation	—	—	445	—	—	445
Dividends paid ($0.18)	—	—	—	(2,059)	—	(2,059)
Foreign currency translation gain (loss)	—	—	—	—	822	822
Net income	—	—	—	17,459	—	17,459
BALANCE, September 30, 2023	11,445,640	$114	$153,191	$185,541	$(6,461)	$332,385

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2023	11,445,640	$114	$153,574	$200,165	$(5,933)	$347,920
Issuance of common stock, net of shares withheld for employee taxes	24,320	1	(214)	—	—	(213)
Stock-based compensation	—	—	383	—	—	383
Dividends paid ($0.19)	—	—	—	(2,179)	—	(2,179)
Foreign currency translation gain (loss)	—	—	—	—	(575)	(575)
Net income	—	—	—	17,023	—	17,023
BALANCE, March 31, 2024	11,469,960	$115	$153,743	$215,009	$(6,508)	$362,359
Issuance of common stock, net of shares withheld for employee taxes	18,832	—	16	—	—	16
Stock-based compensation	—	—	1,302	—	—	1,302
Repurchases of common stock	(35,000)	—	(2,047)	—	—	(2,047)
Dividends paid ($0.19)	—	—	—	(2,193)	—	(2,193)
Foreign currency translation gain (loss)	—	—	—	—	(63)	(63)
Net income	—	—	—	20,514	—	20,514
BALANCE, June 30, 2024	11,453,792	$115	$153,014	$233,330	$(6,571)	$379,888
Stock-based compensation	—	—	770	—	—	770
Repurchases of common stock	(14,500)	(1)	(851)	—	—	(853)
Dividends paid ($0.19)	—	—	—	(2,176)	—	(2,176)
Foreign currency translation gain (loss)	—	—	—	—	2,136	2,136
Net income	—	—	—	15,425	—	15,425
BALANCE, September 30, 2024	11,439,292	$114	$152,933	$246,578	$(4,435)	$395,190

See notes to condensed consolidated financial statements.

8 | Q3 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,962	$41,596
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,635	9,681
(Gain) Loss on disposal of property, plant and equipment	(6)	(44)
Provision for credit losses	161	148
Stock-based compensation	2,257	800
Deferred tax provision	9	(142)
Changes in operating assets and liabilities:
Accounts receivable	(87,707)	(60,087)
Inventories	445	(17,661)
Prepaid expenses	(5,856)	(656)
Other assets	342	182
Accounts payable	42,137	19,991
Accrued liabilities	13,567	10,405
Income taxes payable	(357)	—
Net cash flows provided by (used in) operating activities	28,589	4,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,085)	(9,734)
Proceeds from sale of property, plant and equipment	77	28
Acquisition of business	24	(17,802)
Net cash flows provided by (used in) investing activities	(13,984)	(27,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,898)	—
Net borrowings under credit facility	5,000	15,000
Payments of cash dividends	(6,548)	(6,178)
Net cash flows provided by (used in) financing activities	(4,446)	8,822

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	532	1,167
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	10,691	(13,306)
CASH AND TEMPORARY INVESTMENTS, beginning of period	29,909	40,153
CASH AND TEMPORARY INVESTMENTS, end of period	$40,600	$26,847
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$7,385	$5,758
Cash payments for income taxes, net of refunds	$18,509	$12,980

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual amounts may differ from these estimated amounts.

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

The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from the applicable period end (December 31st or September 30th) by 31 days (or less) to facilitate timely reporting.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

Recently Adopted Accounting Standards

There were no new material accounting standards adopted in the nine months ended September 30, 2024.

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

10 | Q3 FY 2024 FORM 10-Q

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
Sources of financing:
Cash	$17,352
Fair value of consideration transferred	17,352

Fair value of assets and liabilities:
Accounts receivable	2,245
Fixed assets	3,735
Inventory	3,467
Prepaid insurance	71
Intangibles	193
Total identifiable assets acquired	9,711

Assumed liabilities	738
Goodwill	$8,379

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is deductible for tax purposes. The acquisition by SHC resulted in the recognition of $8.4 million of goodwill. The Company believes goodwill is attributable to the investment for its ability to stabilize the supply chain through vertical integration, introduce automation and improve production efficiency, as well as the experienced workforce of the acquired business.

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

The fair value of the assets acquired included trade receivables of $2.2 million that were not purchased financial assets with credit deterioration. The Company did not have any markdowns of trade receivables or corresponding credit losses.

The results of operations of SHC are included in the accompanying condensed consolidated statements of income since the acquisition date. Transaction costs associated with the acquisition were not significant.

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for SHC, and the estimated fair values of the assets acquired and liabilities assumed, have been included in the Company’s condensed consolidated financial statements since the date of acquisition. For the three months ended September 30, 2024, SHC contributed approximately $2.0 million to the Company’s revenues and increased pretax income by approximately $0.3 million. For the nine months ended September 30, 2024, SHC contributed approximately $6.2 million to the Company’s revenues and increased pretax income

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by approximately $0.7 million. Revenue and income before income taxes for the period include adjustments made for the elimination of intercompany sales and profits.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of SHC for the periods as shown as if the acquisition by SHC had occurred on January 1, 2023. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions, and other uncertainties. The totals presented for the nine months ending September 30, 2023 have been amended to reflect income before income taxes.

	Nine Months Ended September 30
(in thousands)	2024	2023
Revenue	$1,035,593	$863,037
Income before income taxes	$67,502	$54,926

3.          INVENTORIES

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or net realizable value, primarily determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation, and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$79,450	$89,048
Work in process	49,097	47,934
Finished goods	26,305	23,077
Chassis	35,493	29,748
Total inventory	$190,345	$189,807

For the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, the Company did not recognize impairment of inventory.

For the nine months ended September 30, 2024 and fiscal year ended December 31, 2023, the Company’s balances are presented net of inventory reserves of $8.8 million and $5.6 million, respectively.

4.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Land and improvements	$22,574	$19,596
Buildings and improvements	87,066	86,346
Machinery and equipment	91,844	86,250
Furniture and fixtures	14,418	13,560
Software costs	15,854	11,806
Total property, plant and equipment, gross	231,756	217,558
Less accumulated depreciation	(113,187)	(102,486)
Total property, plant and equipment, net	$118,569	$115,072

For the three months ended September 30, 2024 and 2023, depreciation expense related to property, plant and equipment was $3.7 million and $3.3 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense related to property, plant and equipment was $10.6 million and $9.7 million, respectively.

12 | Q3 FY 2024 FORM 10-Q

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

We were in compliance with all covenants under the credit facility throughout 2023 and the first nine months of 2024. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

For the three months ended September 30, 2024 and 2023, interest expense on the credit facility was $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2024 and 2023, interest expense on the credit facility was $3.2 million and $2.4 million, respectively. The Company had outstanding borrowings of $65.0 million and $60.0 million under the credit facility as of September 30, 2024 and December 31, 2023, respectively.

6.          INCOME TAXES

As of September 30, 2024, the Company had no federal net operating loss carryforwards. State net operating loss carryforwards were $8.9 million as of December 31, 2023.

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

Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheets. Operating lease right-of-use assets and corresponding operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, plus payments made prior to lease commencement and any initial direct costs. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The following table summarizes the components of lease cost:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2024	2023	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$15
Interest on lease obligation	—	—	—	3
Total finance lease cost	—	—	—	18
Total long-term operating lease cost	92	91	278	271
Total short-term operating lease cost	196	85	578	253
Total lease cost	$288	$176	$856	$542

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2024	2023	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$92	$91	$278	$271(1)

(1) The operating cash flows from operating leases for the nine months ended September 30, 2023, as presented in the corresponding table in Note 8 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements in the Company’s Form 10-Q for the quarter ended September 30, 2023, was incorrectly stated as $455, and the correct amount of $271 is reflected in this table. This correction has no impact on the unaudited condensed consolidated financial statements as of, and for the three and nine months ended, September 30, 2023 in the Company’s Form 10-Q for the quarter ended September 30, 2023.

The following table presents other lease information related to the Company’s leases:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	2.1	2.7

Weighted average discount rate
Operating leases	3.6%	3.5%

Future lease payments under non-cancelable leases as of September 30, 2024 were as follows:

(in thousands)	Operating Lease Obligations
Remaining fiscal 2024	$91
2025	317
2026	143
2027	30
2028	25
Thereafter	11
Total lease payments	617
Less imputed interest	(22)
Lease obligation at September 30, 2024	$595

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended September 30, 2024 and 2023 of $0.1 million and $0.1 million, respectively, and related lease costs during the nine months ended September 30, 2024 and 2023 of $0.1 million and $0.2 million, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively, and related lease costs of $0.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.

14 | Q3 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2024 and December 31, 2023, the Company had commitments of approximately $15.4 million and $8.6 million, respectively, for construction and acquisition of property, plant and equipment. During the first three quarters of 2024, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency. In addition, the Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, cybersecurity, data analytics, and the use of closed-loop artificial intelligence. As of September 30, 2024 and December 31, 2023, the Company had commitments related to the continuing implementation project of approximately $0.5 million and $1.4 million in software license fees, respectively, payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. For the nine months ended September 30, 2024 and year ended December 31, 2023, the maximum amount of collateral the Company could be required to purchase was $161.8 million and $128.7 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the nine months ended September 30, 2024 and year ended December 31, 2023 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

Litigation

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of business. The Company has established accruals for matters that are probable and reasonably estimable, and maintains product liability and other insurance that management believes to be adequate. Although management believes that any pending claims and lawsuits will not have a significant impact on the Company’s consolidated financial position or results of operations, the adjudication of such matters is subject to inherent uncertainties and management’s assessment may change depending on future events.

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

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan for the nine months ended September 30, 2024:

	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	146,832	$33.98
Granted	118,493	45.99
Vested (1)	(50,832)	31.44
Forfeited	—	—
Non-vested as of September 30, 2024	214,493	$37.14
(1)	Vested shares include 7,680 shares of common stock that vested and were withheld for employee taxes.

The following table provides additional data related to restricted stock unit grants under the 2016 plan:

(in thousands, except weighted average period in years)	2024
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$4,776
Weighted average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.9
Total fair value of shares of common stock vested during the year	$1,598

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the three months ended September 30, 2024 the Company repurchased 14,500 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the quarter was $0.9 million with an average price of $58.67. During the nine months ended September 30, 2024 the Company repurchased 49,500 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the nine-month period was $2.9 million with an average share price of $58.58. All repurchased shares constitute authorized but unissued shares.

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

16 | Q3 FY 2024 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by geographic region are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2024	2023	Change	2024	2023	Change
Geographic regions:
North America	$286,558	$242,702	18.1%	$945,794	$773,189	22.3%
Foreign	$27,713	$31,866	(13.0)%	$89,799	$83,919	7.0%
TOTAL NET REVENUE	$314,271	$274,568	14.5%	$1,035,593	$857,108	20.8%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and temporary investments and trade accounts receivable. As of September 30, 2024 and December 31, 2023, the Company had cash deposited net of outstanding checks of $40.6 million and $29.9 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of total revenues for the three months or nine months ended September 30, 2024 or the comparable periods in 2023.

As of September 30, 2024, there was one customer with a trade accounts receivable of 11.0% of the Company’s total trade receivable. No single customer accounted for more than 10% of total accounts receivable as of December 31, 2023.

11.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share amounts)	2024	2023	2024	2023
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) - basic	$15,425	$17,459	$52,962	$41,596
Weighted shares outstanding	11,447,114	11,446,000	11,453,413	11,437,000
Basic earnings (loss) per share of common stock	$1.35	$1.53	$4.62	$3.64

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) - basic	$15,425	$17,459	$52,962	$41,596
Weighted shares outstanding - basic	11,447,114	11,446,000	11,453,413	11,437,000
Effect of dilutive securities	148,516	69,000	139,637	58,000
Weighted shares outstanding - diluted	11,595,630	11,515,000	11,593,050	11,495,000
Diluted earnings (loss) per share of common stock	$1.33	$1.52	$4.57	$3.62

12.          SUBSEQUENT EVENTS

Dividends

On November 8, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per share. The dividend is payable December 9, 2024, to shareholders of record as of December 2, 2024.

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

To facilitate timely reporting, the condensed consolidated financial statements include accounts of certain subsidiaries whose closing dates differ from the applicable period end (December 31st or September 30th) by 31 days (or less).

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

We develop and manufacture innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties and then sold to our customers under our Century®, Vulcan®, Chevron™, Holmes®, Challenger®, Champion®, Jige™, Boniface™, Titan®, and Eagle® brand names.

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

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

During the first three quarters of 2024, our strong backlog allowed revenues to increase as a result of the actions we took to diversify and increase the flexibility of our supply chain, as well as the increased availability of parts and components due to global supply chain improvements. Gross margin also slightly improved over the prior year’s average due to our pricing actions, productivity improvements, and the stabilizing of raw material costs. The combination of favorable macroeconomic trends and improved productivity resulted in increased net income for the period.

18 | Q3 FY 2024 FORM 10-Q

MD&A

Based on our strong backlog, price increases, and productivity improvements we have implemented, lessening supply chain disruptions and easing inflationary pressures, our operating results improved throughout fiscal 2023 and through the nine months ended September 30, 2024, and we believe we are well-positioned to continue enhancing our operating results. However, our performance will be heavily influenced by, among other things, supply chain constraints, inflationary pressures, the continuing impact of geopolitical factors, the threat of recession, and general economic factors. The impact of these factors remains largely out of our control, and we currently anticipate that these factors could have an adverse impact on our production capabilities, financial results, and cash flows through the remainder of 2024.

In the second quarter of 2023, the Company acquired the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc., which manufactures hydraulic cylinders and related components used in the production of our small carrier units. Management believes this acquisition will strengthen its efforts to enhance the stability of the Company’s supply chain.

During the last week of the third quarter of 2024, the Company experienced delays in delivery of finished goods from its Tennessee facilities due to the effects of Hurricane Helene. While our facilities sustained no physical damage, we did experience a two-week disruption to production at our Greeneville, Tennessee location due to utility outages.

The impacts of the current global supply chain disruptions, inflationary environment, geopolitical tensions, and other macroeconomic factors have led to foreign currency fluctuations. The impact of inflationary or deflationary pressures have caused and may continue to cause foreign currency translation gains or losses within our condensed consolidated statements of comprehensive income.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II., Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30
(in thousands)	2024	2023	Change
NET SALES	$314,271	$274,568	14.5%
COST OF OPERATIONS	272,245	231,700	17.5%
GROSS PROFIT	42,026	42,868	(2.0)%
OPERATING EXPENSES:
Selling, general and administrative	22,326	19,318	15.6%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	251	1,813	(86.2)%
Other (income) expense, net	(321)	(294)	9.2%
Total expenses, net	22,256	20,837	6.8%
INCOME BEFORE INCOME TAXES	19,770	22,031	(10.3)%
INCOME TAX PROVISION	4,345	4,572	(5.0)%
NET INCOME	$15,425	$17,459	(11.7)%

Net Sales

Net sales for the three months ended September 30, 2024 were $314.3 million compared to $274.6 million for the corresponding period in fiscal 2023, an increase of 14.5%. The increase in net sales was primarily driven by increases in original equipment manufacturer (“OEM”) chassis deliveries over the prior year period.

Net foreign sales for the three months ended September 30, 2024 were $27.7 million compared to $31.9 million for the corresponding period in fiscal 2023, a decrease of 13.0%.

MD&A

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended September 30, 2024 were $272.2 million compared to $231.7 million for the corresponding period in fiscal 2023, an increase of 17.5%. The increase in cost of operations was primarily attributed to increased OEM chassis deliveries during the quarter.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended September 30, 2024 was $42.0 million compared to $42.9 million for the corresponding period in fiscal 2023, a decrease of 2.0%. This decrease was primarily due to increased sales of chassis which put downward pressure on our overall margin.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2024 were $22.3 million compared to $19.3 million for the corresponding period in fiscal 2023, an increase of 15.6%. The increase in selling, general and administrative expenses was primarily due to additional executive compensation expense and incentives for all employees, including training and more competitive compensation to improve employee retention, and, to a lesser extent, due to increased investor relations activity during the quarter. As a percentage of net sales, selling, general and administrative expenses increased to 7.1% for the three months ended September 30, 2024, from 7.0% for the comparable period in fiscal 2023.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2024 was $0.3 million compared to $1.8 million for the corresponding period in fiscal 2023, a decrease of 86.2%. Interest expense was consistent with the comparable period in 2023, offset by increased interest income billed on open accounts receivable balances.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.3 million and loss of $0.02 million for the three months ended September 30, 2024 and 2023, respectively. Other (income) expense for the three months ended September 30, 2024 was de minimus.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2024 and 2023 reflects a combined federal, state, and foreign tax rate of 22.0% and 20.8%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30
(in thousands)	2024	2023	Change
NET SALES	$1,035,593	$857,108	20.8%
COST OF OPERATIONS	898,246	743,894	20.7%
GROSS PROFIT	137,347	113,214	21.3%
OPERATING EXPENSES:
Selling, general and administrative	66,642	56,721	17.5%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	3,544	4,525	(21.7)%
Other (income) expense, net	(341)	(842)	(59.5)%
Total expenses, net	69,845	60,404	15.6%
INCOME BEFORE INCOME TAXES	67,502	52,810	27.8%
INCOME TAX PROVISION	14,540	11,214	29.7%
NET INCOME	$52,962	$41,596	27.3%

20 | Q3 FY 2024 FORM 10-Q

MD&A

Net Sales

Net sales for the nine months ended September 30, 2024 were $1.04 billion compared to $857.1 million for the corresponding period in fiscal 2023, an increase of 20.8%. The increase in net sales was primarily driven by increases in production volume due to supply chain improvements and continued strong customer demand.

Net foreign sales for the nine months ended September 30, 2024 were $89.8 million compared to $83.9 million for the corresponding period in fiscal 2023, an increase of 7.0%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the nine months ended September 30, 2024 were $898.2 million compared to $743.9 million for the corresponding period in fiscal 2023, an increase of 20.7%. The increase in cost of operations was primarily attributed to increased deliveries resulting from continued stabilization in our supply chain.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the nine months ended September 30, 2024 was $137.3 million compared to $113.2 million for the corresponding period in fiscal 2023, an increase of 21.3%. Gross profit as a percentage of sales remained consistent at approximately 13.2% for the period ending September 30, 2024 and 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $66.6 million compared to $56.7 million for the corresponding period in fiscal 2023, an increase of 17.5%. The increase in selling, general and administrative expenses was primarily due to additional executive compensation expense and incentives for all employees, including training and more competitive compensation to improve employee retention, and, to a lesser extent, due to increased investor relations activity. As a percentage of net sales, selling, general and administrative expenses decreased to 6.4% for the nine months ended September 30, 2024, from 6.6% for the comparable period in fiscal 2023.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2024 was $3.5 million compared to $4.5 million for the corresponding period in fiscal 2023, a decrease of 21.7%. Interest expense was consistent with the comparable period in 2023, offset by increased interest income billed on open accounts receivable balances during the current year.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.2 million and gain of $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. Other (income) expense for the nine months ended September 30, 2024 includes $0.2 million of other income.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2024 and 2023 reflects a combined federal, state, and foreign tax rate of 21.5% and 21.2%, respectively. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

We currently believe that, based on available capital resources and projected operating cash flows, we have adequate capital resources to fund our operations and expected future cash needs over the next 12 months. However, our ability to satisfy our cash needs will substantially depend upon a number of factors, including our future operating performance, and the economic, regulatory, and other factors discussed elsewhere in this Quarterly Report, many of which are beyond our control.

MD&A

Cash and Temporary Investments

As of September 30, 2024, we had cash and temporary investments of $40.6 million, and $35.0 million in available borrowings under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and temporary investments balance as of September 30, 2024 included $17.8 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Nine Months Ended
	September 30
(in thousands)	2024	2023	Change
Operating activities	$28,589	$4,213	578.6%
Investing activities	(13,984)	(27,508)	49.2%
Financing activities	(4,446)	8,822	(150.4)%
Effect of exchange rate changes on cash and temporary investments	532	1,167	(54.4)%
Net increase (decrease) in cash and temporary investments	$10,691	$(13,306)	180.3%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $28.6 million compared to net cash provided by operating activities of $4.2 million in the comparable period in fiscal 2023. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The change in operating activities is due to increased net income that was offset primarily by increased accounts receivable as a result of the timing of OEM chassis deliveries, as well as other major components, creating an installation backlog throughout our distribution network and delays in completion of the retail product.

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was $14.0 million compared to cash used in investing activities of $27.5 million for the comparable period in fiscal 2023. The cash used in investing activities was primarily for purchases of property, plant and equipment as we continue to invest in manufacturing automation and ERP system enhancements. The prior year included $17.8 million for the acquisition by SHC which was adjusted down by $0.4 million as of June 30, 2024 as a result of the final valuation adjustment.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities was $4.4 million compared to cash provided by financing activities of $8.8 million for the comparable period in fiscal 2023. The cash used in financing activities was primarily due to cash payments for dividends and repurchase of common stock, offset by an advance on the credit facility.

Contractual Obligations

As of September 30, 2024 and December 31, 2023, we had commitments of approximately $15.4 million and $8.6 million, respectively, for the acquisition of property, plant and equipment and commitments of approximately $0.5 million in software license fees related to the implementation of our enterprise software solution. This increase in commitments for acquisition of property, plant and equipment was due to our continued investments in automation and the use of robotics in our production processes to streamline efficiency. There have been no other material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

22 | Q3 FY 2024 FORM 10-Q

MD&A

Credit Facility

The Company had outstanding borrowings of $65.0 million and $60.0 million under the credit facility as of September 30, 2024 and December 31, 2023, respectively. See the disclosure under the heading “Credit Facility” in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of November 1, 2024, the outstanding balance on our credit facility was $65.0 million.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.6 million and $0.9 million in non-cancelable operating lease obligations as of September 30, 2024 and December 31, 2023, respectively. We had no non-cancelable finance lease obligations as of September 30, 2024 and December 31, 2023.

Capital Expenditures

Capital expenditures during the nine months ended September 30, 2024 and 2023 were $14.1 million and $9.7 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and the efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the nine months ended September 30, 2024 in the use of robotics and automation in our production processes to streamline efficiency. See “Cash Flows” – “Cash Flows Provided by (Used in) Investing Activities” contained within this MD&A for additional discussion on capital expenditures.

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

24 | Q3 FY 2024 FORM 10-Q

OTHER KEY INFORMATION

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The disclosure under the heading “Litigation” in Note 8 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.          RISK FACTORS

There have been no material changes to the risk factors described in Part I., Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended September 30, 2024:

	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 - July 31, 2024	—	$—	—	$22,953
August 1, 2024 - August 31, 2024	14,500	$58.67	14,500	$22,102
September 1, 2024 - September 30, 2024	—	$—	—	$22,102
TOTAL	14,500		14,500
(1)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

First Amended and Restated Change in Control Severance Plan

On November 10, 2024, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company (the “Board”) approved the First Amended and Restated Change in Control Severance Plan (as amended, the “Amended Plan”), which provides for certain changes to the Company’s existing Change in Control Severance Plan.  In connection with the adoption of the Amended Plan, the Compensation Committee determined that only the following seven senior executive officers of the Company will be eligible to participate in the Amended Plan: (i) William G. Miller II, President and Chief Executive Officer, (ii) Deborah L. Whitmire, Executive Vice President, Chief Financial Officer and Treasurer, (iii) William G. Miller, Executive Chairman of the Board, (iv) Jeffrey Badgley, President of International and Military, (v) Josias W. Reyneke, Vice President and Chief Information Officer, (vi) Vincent Tiano, Vice President and Chief Revenue Officer and (vii) Frank Madonia, Executive Vice President, Secretary and General Counsel.

The Compensation Committee adopted the changes to the existing plan to enhance executive retention and better align the interests of the Company’s senior executive team with shareholders in connection with any change in control of the Company. In particular, the Amended Plan increased the payout multiples of base salary and annual cash bonus for (i) Mr. Miller II to 2.99x from 2.0x, (ii) Ms. Whitmire and Mr.

Table of Contes

OTHER KEY INFORMATION

Miller, to 2.5x from 1.5x, and (iii) the remainder of the Company’s seven current senior executive officers participating in the Amended Plan to 2.0x from 1.0x.  Based in part upon guidance from Pearl Meyer & Partners, LLC (“Pearl Meyer”), the Compensation Committee’s independent compensation consultant, the Compensation Committee believes that the multiples are within reasonable market levels for change in control related severance benefits and further reflects the Company’s senior executive team’s efforts in driving the substantial increase in shareholder valuation of the Company over the last several years.

The Amended Plan provides that plan participants will be entitled to their applicable payouts on the first to occur of either (i) a change in control, provided that such participants have committed to continue working for the Company for a period of at least one year after the conclusion of the change in control transaction at the same rate of total compensation as such executive(s) received for the year in which the change in control occurred and in such role and capacity as reasonably determined by the buyer in the change in control transaction or (ii)   termination of employment by the Company without “cause” or by the executive with “good reason”, each as defined in the Amended Plan.

The Amended Plan also provides for the following treatment of unvested time-based and performance-based equity awards (if granted in the future) upon the applicable triggering event:

●	Time-Based Vesting Awards: Time-based equity awards would vest fully upon the triggering event.
●	Performance-Based Vesting Awards: Performance-based equity awards would vest at the greater of actual and target at the time of the triggering event.

The Compensation Committee, in consultation with Pearl Meyer, believes these changes will (i) better align interests of the executive team with those of the Company’s shareholders in evaluating any potential change in control transaction and (ii) provide the executive team with certainty that their contributions over the years that resulted in substantial increases in shareholder value will be recognized with a change in control transaction where investors also derive premium valuations.  The latter is a unique consideration for the Company given the limited use of equity-based compensation prior to 2022 which results in the executive team having lower levels of stock ownership and therefore lower realized value from any transaction.

The Amended Plan also amends the definition of a “change in control” to include a 50% change in the incumbent members of the Board (with the “Incumbent Board” defined under the Amended Plan as the current board of directors of the Company and those directors elected or nominated for election by a majority of the current board of directors of the Company). The Amended Plan further provides that a director seated on the Board after the date hereof as a result of a proxy fight will always be considered a non-incumbent director on the Board, even if a majority of the directors approve of such director.

In addition, the Amended Plan amends the definition of “good reason” to (i) include a change in title or reporting relationship for the executive, (ii) eliminate the ability of the Company to make across-the-board reductions affecting similarly situated executives without triggering “good cause”, (iii) include a material reduction to any material element of the executive’s compensation, and (iv) decrease the relocation radius that would trigger “good cause” from 50 miles to 25 miles.

The Amended Plan has been revised to provide that it cannot be amended or terminated in any manner that would reduce benefits to a participant without the participant’s express written consent, except to the minimum extent required to comply with any applicable law.

The foregoing description of the terms of the Amended Plan is qualified in its entirety by reference to the Amended Plan, which will be filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2024.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

26 | Q3 FY 2024 FORM 10-Q

Table of Contes

EXHIBITS

ITEM 6.          EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

Date: November 12, 2024

28 | Q3 FY 2024 FORM 10-Q