Form 10-K
period 2024-12-31
MILLER INDUSTRIES INC /TN/
filed 2025-03-05
CIK 924822

FY 2024 FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $604,324,990 (based on 10,983,733 shares held by non-affiliates at $55.02 per share, the last sale price reported on the New York Stock Exchange on June 30, 2024).

As of February 28, 2025, there were 11,439,292 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE The information required by Part III is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A within 120 days of the close of its fiscal year ended December 31, 2024.

2 | FY 2024 FORM 10-K

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”), including but not limited to statements made in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, statements made with respect to future operating results, expectations of future customer orders, and the availability of resources necessary for our business are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”, “estimate”, “predict”, “expect”, “anticipate”, and variations of such words and similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks set forth in Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Annual Report, the documents that we reference in this Annual Report, and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I	ITEM 1. BUSINESS

ITEM 1.    BUSINESS

OUR COMPANY

Miller Industries, Inc., a Tennessee corporation, is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

Miller Industries was founded in 1990. Since its inception, the Company has developed innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties, and sold to our customers. Our products are marketed and sold primarily through a network of distributors that serve all 50 states, Canada, Mexico, and other foreign markets, and through prime contractors to governmental entities. Further, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A. and Boniface Engineering, Ltd. While most of our distributor agreements do not generally contain exclusivity provisions, management believes that more than 90 percent of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament of their loyalty to our brands.

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

In this Annual Report on Form 10-K, the words “Miller Industries”, the “Company”, “we”, “our”, “ours”, and “us” refer to Miller Industries, Inc., and its subsidiaries.

PRODUCT LINES

Car Carriers

Car carriers are specialized flat-bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers are used to transport new or disabled vehicles and other equipment and are particularly effective for transporting vehicles or other equipment over longer distances. In addition to transporting vehicles, car carriers may also be used for other purposes, such as transportation of industrial equipment. Most professional towing operators have car carriers in their fleets to complement their towing capabilities.

Wreckers

Wreckers are generally used to recover and tow disabled vehicles and other equipment and range in type from the conventional tow truck to large recovery vehicles with up to 100-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars, and scoops, which lift disabled vehicles by the tires or front axle to minimize front-end damage to the towed vehicles. Certain heavy-duty wrecker models offer rotating booms and remote-control devices which allow heavy-duty wreckers to recover vehicles from any angle. In addition, certain light-duty wreckers are equipped with automatic wheel-lift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

Our wreckers range in capacity from 4 to 100 tons, and are classified as either light-duty or heavy-duty, with wreckers of 16-ton or greater capacity being classified as heavy-duty. Light-duty wreckers are used for general recovery, as well as, removing vehicles from accident scenes, and vehicles that are illegally parked, abandoned, or disabled. Heavy-duty wreckers are used in towing and recovery operations including overturned tractor trailers, buses, motor homes, and other large vehicles.

Transport Trailers

Our multi-vehicle transport trailers are specialized auto transport trailers with upper and lower decks and hydraulic ramps for loading vehicles. These trailers are used for moving multiple vehicles for auto auctions, car dealerships, leasing companies, and other similar operations. These trailers are easy to load and transport up to seven vehicles. The vehicles can be secured to transport quickly with ratchet and chain tie-downs that are mounted throughout the frame of the transport trailer. Many professional towing operators have added auto transport trailers to their fleets to add to their service offerings.

4 | FY 2024 FORM 10-K

PART I	ITEM 1. BUSINESS

OUR BRANDS

We manufacture and market our car carriers, wreckers and trailers under 10 separate brand names. Although certain brands overlap in terms of features, prices, and distributors, each brand has its own distinctive image and customer base.

Century®

The Century® brand is our “top-of-the-line” brand and represents what management believes to be the broadest product line in the industry. The Century® line was started in 1974 and produces wreckers ranging from 8-ton light-duty to 100-ton heavy-duty models, and car carriers in lengths from 19 to 30 feet. Management believes the Century® brand has a reputation as the industry’s leading product innovator.

Vulcan®

Our Vulcan® product line includes a range of premium light-duty and heavy-duty wreckers, ranging from 8-ton light-duty to 75-ton heavy-duty models, and car carriers.

Chevron™

Our Chevron™ product line is comprised primarily of premium car carriers. Chevron™ produces a range of premium single-car, multi-car, and industrial carriers, as well as wreckers ranging from 8-ton to 16-ton models.

Holmes®

Our Holmes® product line includes mid-priced wreckers with 4-ton to 16-ton capacities, a 16-ton rotator, and a detachable towing unit (“DTU”). The Holmes® wrecker was first produced in 1916. Historically, the Holmes® name has been the most well-recognized and leading industry brand both domestically and internationally.

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

PART I	ITEM 1. BUSINESS

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

Our strategy has always been to diversify our product line and remain open to opportunities for acquisitions. We expect to continue to pursue additional acquisitions in the future.

For further information on the acquisition by SHC, Inc., see Note 2 – “Business Combinations” to our consolidated financial statements.

MANUFACTURING

Miller Industries has a long history of innovation in our manufacturing processes utilizing advanced technologies. We manufacture wreckers, car carriers, and trailers at ten manufacturing facilities located in the United States, France, and the United Kingdom. Our manufacturing facilities are designed to provide efficient assembly-line manufacturing of our products. In order to utilize our manufacturing facilities and technology more efficiently and effectively, we pursue continuous improvements in our manufacturing process. Our manufacturing personnel, in consultation with our engineering department (which consists of 52 engineers), use sophisticated computer-aided design and stress analysis systems to test new product designs and integrate various product improvements.

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

Due to our continued focus on innovation and product improvement, we expect to launch multiple new products throughout fiscal year 2025.

Century® M100

In addition, our Holmes® and Century® brands are associated with four major innovations in the industry: the rapid reverse winch, the tow sling, the hydraulic lifting mechanism, and the underlift with parallel linkage and L-arms.

The manufacturing process for our products consists primarily of cutting and bending sheet steel or aluminum into parts that are welded together to form the wrecker, car carrier body, or trailer. We also produce wrecker bodies using composites and other non-metallic materials, which reduce the vehicle body weight and increase fuel efficiency. After the frame is formed, components such as hydraulic cylinders, winches, valves, and pumps that are purchased by us from third-party suppliers, are attached to the frame to form the completed wrecker or car carrier body. The completed body is either installed by us or shipped by common carrier to a distributor where it is then installed on a chassis. Generally, the wrecker or car carrier bodies are painted, and towing operators can select customized colors to coordinate with chassis colors or customer fleet colors. To the extent final painting is required before delivery, we either complete such painting or contract with independent paint shops for such services.

Our manufacturing facilities have undergone substantial expansion and modernization in recent years. We have invested over $100.0 million on various property, plant and equipment projects since 2017. These projects not only increased our manufacturing production capacity but also included installing sophisticated robotics and implementing other advanced technologies to optimize our manufacturing process.

CUSTOMERS

We sell our products to a diverse network of independent distributors, consisting of approximately 76 distributor locations in North America, that serve all 50 states, Canada and Mexico, and over 30 distributors that serve other foreign markets. These distributors then sell our products to end-users. Our long-standing relationships with our distributors give them a deep knowledge of our products and our corporate culture, allowing them to effectively promote our products to end-users. Our diverse network of distributors lessens our dependence on particular distributors.

6 | FY 2024 FORM 10-K

PART I	ITEM 1. BUSINESS

In 2024, no distributor accounted for more than 10% of our consolidated total sales and we do not consider our business to be materially dependent on any single customer.

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

In addition to providing services to our network of independent distributors, our sales representatives sell our products to various governmental entities, including the U.S. federal government and foreign governments, through prime contractors. We routinely respond to requests for proposals or bid invitations in consultation with our local distributors. Our products have been selected by the United States General Services Administration as an approved source for certain federal and defense agencies. We intend to continue to pursue federal, state, local, and foreign government contracting opportunities.

The towing and recovery equipment industry places heavy marketing emphasis on product exhibitions at national, regional, and international trade shows. To focus our marketing efforts and to control marketing costs at major trade shows, we work with our network of independent distributors to concentrate on various regional shows.

SUPPLIERS

We purchase raw materials and component parts from several sources. Although we have no long-term supply contracts, management believes we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, and supply chain challenges have been severe. Prior to these challenges, we have generally experienced no significant interferences in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules, and found the materials used in the production of our products to be available at competitive prices from an adequate number of alternative suppliers. Future supply chain challenges or disruptions could occur that again put our business at risk.

COMPETITION

We operate in a highly competitive environment in the manufacturing and selling of towing and recovery equipment. We compete on many levels, including product quality and innovation, reputation, technology, customer service, product availability, and price, with an emphasis on product quality, innovation, and customer service. Accordingly, we have invested substantial resources and time into building and maintaining strong relationships with distributors.

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

During fiscal 2024, our backlog of manufactured equipment returned to historical levels. However, while chassis supply from the manufacturers met our expectations in fiscal 2024, the timing of deliveries was weighted heavily in the first half of the year, resulting in a slowdown of demand in our distribution channels during the second half of the year. Although we continue to experience some ongoing challenges, we expect to return to a harmonized flow of manufactured equipment and chassis deliveries throughout fiscal 2025. While management regularly reviews the backlog and assesses its ability to fulfill customer orders within a reasonable period of time, it is possible that continued global supply chain disruptions, or other factors beyond our control, could cause further delays in delivery and an inability to complete customer orders. However, the level of backlog at any particular time may not be an appropriate indicator of our future operating performance.

PART I	ITEM 1. BUSINESS

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

At the time of sale, we record an accrual for manufactured products for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims, and the historical length of time between the sale and resulting warranty claim.

The Company maintains general liability and product liability insurance coverage to mitigate liability claims. Management believes that the combination of warranty provisions and product liability insurance provides adequate coverage to address potential liabilities arising from our limited manufacturer’s product and services warranties.

HUMAN CAPITAL MANAGEMENT

Employees

As of December 31, 2024, we employed approximately 1,711 employees globally, of which 98.8% are full-time employees. None of our employees are covered by collective bargaining agreements or similar representation in the United States; however, employees have certain similar representation provided by their respective government’s employment regulations based outside of the United States. We consider our employee relations generally to be good.

Culture and Talent

Culture

The Company’s culture is rooted in our values and behaviors, based on treating others the way we would like to be treated and fostering a work environment that is inclusive, diverse, fair, and engaged. In addition, our Code of Business Conduct and Ethics is intended to reinforce our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations. Providing a positive work environment supports our ability to attract, retain, and develop our employees and enables business performance.

Professional Development

To facilitate talent attraction and retention, we provide training programs that address skill shortages in our workforce, foster career development, and encourage proper use of technology and resources. These programs include our Welding School that teaches employees how to read blueprints, interpret weld symbols, and learn welding techniques. In addition, the Front-Line Leadership Academy was created to develop high-potential employees for future leadership roles in the Company, and provide change management, decision making, and problem-solving skills to future leaders. We have also established a tuition reimbursement program for continuing education, including undergraduate and graduate degrees or certifications and licenses relevant to the business.

Competitive Pay and Employee Benefits

Our employees are essential to our success, and we strive to offer comprehensive and competitive wages and benefits, as well as various wellness initiatives. The benefits we offer include, but are not limited to, comprehensive medical coverage, short-term and long-term disability, life insurance, wellness screening, dental coverage, paid time off, incentive programs, an employee assistance program, access to telehealth services, and a U.S. 401(k) plan with a Company match. To ensure our pay rates for our employees remain competitive, we periodically perform compensation studies.

During fiscal 2022, we experienced substantially increased employee turnover rates in our skilled workforce and in response took various actions to attract and retain skilled laborers, including attending hiring events, broadening our recruitment platforms, and paying sign-on and retention bonuses. Due in part to these efforts, employee turnover rates have trended down throughout fiscal 2023 and 2024.

Employee Engagement

Miller Industries solicits feedback and suggestions from employees through various mechanisms, including an “open door” policy, utilizing an employment engagement and communication specialist who is dedicated to communication with our employees, and employee engagement surveys conducted by a third party. As a result of employee engagement surveys, the Company has launched “Link Up” (a townhall event for leadership to provide brief updates on the business), increased the Team Leader-to-employee ratio on the production floor

8 | FY 2024 FORM 10-K

PART I	ITEM 1. BUSINESS

to improve on-the-job training, improved overall employee safety through various internal initiatives, provided a six-week Team Leader Bootcamp Training program, and started the Front-Line Academy to provide in-house professional development opportunities.

We have invested substantial time and resources in recent years to optimize employee engagement, productivity, and safety of our workforce, which we believe is the foundation upon which we can maintain our competitive advantages in product quality and customer service.

Diversity, Equity, and Inclusion

At Miller Industries, we are focused on building a diverse and inclusive workplace that values the unique perspectives and contributions of all our employees.

Our initiatives are sponsored by our senior executives and our Human Resources (“HR”) organization, and are designed to promote a culture of diversity, equity, and inclusion.

We also monitor pay equity, which guides the ongoing analysis and benchmarking to help inform us of our salary and compensation practices. We define pay equity as equal pay for people of all gender identities and ethnicities who are performing substantially similar work. Some of the things we consider include job-related skills, tenure, experience, education level, performance rating, and geography.

Worker Health and Safety

The health, safety, and security of our employees and contractors is a priority for us. We employ systems designed to continually monitor our facilities and work environment to promote worker safety, and identify, prevent, or mitigate any potential risks. We routinely assess all our facilities to closely monitor adherence to established security and safety standards. Our workers receive specialized training related to their role, work setting, and equipment used in their work environment. We update relevant safety training modules, which may include new training programs as our processes evolve.

For more information on our approach to human capital management, please refer to our periodic Corporate Social Responsibility Report, which is available on our website.

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

Our trademarks “M®” (stylized), “Miller Industries®” (with a stylized “M”), “Century®”, “Holmes®”, “Champion®”, “Challenger®”, “Pro Star®”, “Street Runner®”, “Vulcan®”, “Right Approach®”, and “Extreme Angle®”, among others, are registered with the United States Patent and Trademark Office. Management believes our trademarks are well-recognized by dealers, distributors, and end-users in their respective markets and are associated with a high level of quality and value.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries.

Environment

Our operations are subject to federal, state, and local laws and regulations governing the protection of the environment, including laws and regulations governing the generation, storage, handling, emissions, transportation, and discharge of materials into the environment. The costs of complying with such environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past, but we may be subject to other more stringent environmental laws in the future. Our facilities and operations could also be subject to regulations related to climate change and climate change (or events caused by climate change) may also have an impact on the Company’s operations. However, these impacts are uncertain, and the Company cannot predict with certainty the nature and scope of those impacts.

In addition, laws and regulations intended to achieve the goal of significantly reducing engine emissions associated with the operation of commercial vehicles are also being phased in by the U.S. Environmental Protection Agency (“EPA”) and state regulators. For example, the California Air Resources Board’s (“CARB”) Advanced Clean Trucks regulation, which has been adopted by several other states, requires manufacturers, including truck body chassis manufacturers that supply to us, to sell an increasing percentage of zero-emission or near zero-emission medium and heavy-duty trucks into the California market starting in the 2024-2026 model years, ending with a 100% sales requirement in the 2036 model year. CARB currently has a waiver from the EPA to enforce Advanced Clean Trucks. CARB’s Advanced

PART I	ITEM 1. BUSINESS

Clean Fleets regulation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate, which affects our customers who own and operate fleets in California. These regulations are intended to drive larger market penetration of zero-emission commercial trucks. There are currently multiple efforts underway which seek to prevent or delay some or all of CARB’s regulations from taking effect or otherwise seek relief from such regulations. However, compliance with the regulations as currently written, or new or more stringent laws or regulations, or stricter interpretations of existing laws or regulations, have negatively impacted customer demand during 2024 and early 2025, and are expected to continue to negatively impact customer demand, which has had, and could continue to have, a material adverse effect on our results of operations, financial condition, and cash flows.

Government Programs

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration, and performance of contracts under such programs.

Privacy, Data Protection, and Cybersecurity

We are subject to various federal, state, and non-U.S. laws and regulations related to privacy, data protection, and cybersecurity, including the European Union’s General Data Protection Regulation (the “GDPR”), and U.S. state laws such as California’s Consumer Privacy Act of 2018. These state laws require an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches, and notifying regulators of a cybersecurity event. The GDPR and the California Consumer Privacy Act of 2018 grant individuals the right to request that a company delete or de-identify their personal information. There is a strong possibility that other states, including states in which we transact business, enact their own data security regulations and privacy laws.

Sourcing of Minerals

We are subject to the additional diligence and disclosure requirements adopted by the Securities and Exchange Commission (the “SEC”) related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The SEC rules impose these obligations with respect to “conflict minerals” defined as tin, tantalum, tungsten, and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody. In addition to the SEC regulation, the European Union adopted new requirements for European Union importers of conflict minerals, which went into effect on January 1, 2021, and that may impact and increase the cost of our conflict minerals compliance program.

Regulation of Warranties

We are subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the description of warranties on products. The description and substance of our warranties are also subject to a variety of federal, state, and foreign laws and regulations applicable to the manufacturing of vehicle components. Management believes that continued compliance with various government regulations will not materially affect our operations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. All officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

William G. Miller, II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors, or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Information with respect to our executive officers as of February 28, 2025, is as follows:

WILLIAM G. MILLER

Chairman of the Board of Directors

Mr. Miller, age 78, has served as Chairman of the Board of Directors since April 1994. Mr. Miller served as President and Chief Executive Officer from 1994 to 1996 and as Chief Executive Officer from 1996 to 1997. Mr. Miller also served as Co-Chief Executive Officer from October 2003 to March 2011. Mr. Miller served as Chairman and President of Miller Group from 1990 to 1993 and as Chairman and CEO

10 | FY 2024 FORM 10-K

PART I	ITEM 1. BUSINESS

of Miller Group from 1993 to 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc., and The Signal Companies, Inc.

WILLIAM G. MILLER II

President and Chief Executive Officer

Mr. Miller II, age 46, has served as a director since May 2014, our Chief Executive Officer since March 2022 and President since March 2011, after serving as Co-Chief Executive Officer from December 2013 to March 2022 and as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011. Mr. Miller II also served as Vice President of Strategic Planning of the Company from October 2007 until November 2009, as Light-Duty General Manager from November 2004 to October 2007, and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

DEBORAH L. WHITMIRE

Executive Vice President, Chief Financial Officer and Treasurer

Ms. Whitmire, age 59, has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 2017, after serving as our Vice President and Corporate Controller from January 2014 to December 2016 and Corporate Controller to Miller Industries Towing Equipment Inc. from March 2005 to January 2014. From April 2000 to March 2005, Ms. Whitmire also served as Director of Finance – Manufacturing to Miller Industries Towing Equipment Inc. In addition, Ms. Whitmire served as Controller to Miller Industries Towing Equipment Inc. from October 1997 to April 2000 and Accounting Manager to Miller Industries Towing Equipment Inc. from October 1996 to October 1997.

JEFFREY I. BADGLEY

President of International and Military

Mr. Badgley, age 72, has served as our President of International and Military since March 2022. Prior to serving as President of International and Military, Mr. Badgley served in various executive positions, including Chief Executive Officer (1997 – 2003; 2011 – 2013), Co-Chief Executive Officer (2003 – 2011; 2013 - 2022), President (1996 – 2011), and Vice President (1994 – 1996). In addition, Mr. Badgley served as a director from 1996 to 2014 and as Vice Chairman of the Board of Directors from 2011 to 2014. Mr. Badgley also served as Vice President to Miller Industries Towing Equipment Inc. from 1988 to 1996 and has been their President since 1996.

FRANK MADONIA

Executive Vice President, Secretary and General Counsel

Mr. Madonia, age 76, has served as our Executive Vice President, Secretary and General Counsel since September 1998. From April 1994 to September 1998 Mr. Madonia served as our Vice President, General Counsel and Secretary. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc., and The Signal Companies, Inc.

JOSIAS W. REYNEKE

Vice President and Chief Information Officer

Mr. Reyneke, age 68, has served as our Vice President since March 2021 and our Chief Information Officer since January 2017, after serving as our Vice President of Operations to Miller Industries Towing Equipment Inc. from July 2011 to December 2016. From 2002 to 2011, Mr. Reyneke served as Director of Management Information Systems and Materials of Miller Industries Towing Equipment Inc. Mr. Reyneke joined Miller Industries Towing Equipment Inc. as a consultant in 1997 to assist with the implementation of an enterprise resource planning system and was subsequently offered the position of Director of Management Information Systems in 1998, a position he held until 2002. Prior to 1998, Mr. Reyneke also served in various management positions for SE Technologies, Wheels of Africa, and Toyota South Africa.

PART I	ITEM 1. BUSINESS

VINCE TIANO

Vice President and Chief Revenue Officer

Mr. Tiano, age 60, has served as our Vice President and Chief Revenue Officer since January 2021. From May 1997 to December 2020, Mr. Tiano served as Vice President of Sales for Miller Industries Towing Equipment, Inc.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.millerind.com), under the “Investors — Filings — Annual Reports” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly, and current reports, proxy and information statements, and other information regarding us and other public companies.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, Compensation, and Governance & Sustainability Committees of the Board of Directors are also available on our website.

12 | FY 2024 FORM 10-K

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

Risks Relating to Our Operations

Our dependence upon outside suppliers for component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, leaves us subject to changes in price and availability, the cadence and quantity of deliveries from our suppliers, and delays in receiving supplies of such materials, component parts or chassis.

We are dependent upon outside suppliers for our raw material needs, other purchased component parts, and chassis. Prices, availability and the timing of delivery of these raw materials, purchased component parts, and chassis are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, the level of tariffs that the U.S. impose on imported steel, aluminum, and other commodities or component parts and any resulting trade wars or trade restrictions, inflation, governmental regulations (including CARB’s Advanced Clean Trucks regulation), currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflicts in Ukraine and the Middle East) and other factors impacting supply and demand pressures. Sporadic deliveries, significantly elevated delivery quantities, and delays in shipments of our raw materials, purchased component parts, including chassis, and government actions related to tariffs on imports and trade policies have previously adversely impacted, and have the potential to further impact our revenues, results of operations and financial condition.

As a result of our supply chain challenges, it has become more difficult to accurately forecast, purchase, warehouse, and transport to our manufacturing facilities and to our distribution partners purchased materials, component parts, and chassis at optimal volumes. If we are unable to accurately match the timing and quantities of component purchases, including chassis, to our actual needs or successfully manage our inventory or our workforce to adapt to the increased complexity in our supply chain, we may incur unexpected inventory buildup in our distribution channel. A mismatch in the timing and quantities of component purchases, including with respect to chassis, that results in a significant inventory buildup in our distribution channel has resulted, and could continue to result, in reduced sales, as our distribution partners work through any such inventory buildup in the field. In addition, if we experience shortages or delays in receiving raw materials, component parts, and chassis, we may also incur unexpected production disruption, as well as storage, transportation, and labor costs, which could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to meet our customers’ delivery schedules and could face the loss of orders or customers as a result of any resulting production disruptions.

Our third-party suppliers’ ability to supply us with component parts and chassis is limited by their available capacity to manufacture the component parts and chassis we require, and to secure adequate freight capacity to deliver them to our facilities. Various supply chain disruptions in 2024 continued to impact our ability to obtain certain raw materials, purchased component parts and chassis from third party suppliers resulted in substantial price increases. In addition, in the fourth quarter of 2023 and during 2024, we and, in turn, our distribution partners, also experienced significantly elevated levels of chassis shipments earlier than expected that resulted in a buildup of inventory in our distribution channel during the first half of 2024. While we slowed chassis deliveries in the second half of 2024 to allow our distributor network to work through the inventory already in the distribution channel, we continued to experience such difficulties throughout 2024 and in early 2025. These supply chain difficulties have had, and are anticipated to continue to have, a material adverse impact on our profitability and results of operations.

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

Recently, the U.S. announced the implementation of new or increased tariffs, including tariffs on steel and aluminum products imported from various countries. The ultimate impact of these tariffs is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments, or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs of component parts, chassis and raw materials, such as steel, aluminum, and petroleum-related products. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations. We also continue to monitor the impact of the conflict in Ukraine and the Middle East on our fuel costs and supply chain for materials and component parts, particularly with respect to steel and items with substantial steel content.

PART I	ITEM 1A. RISK FACTORS

Shortages and price increases and/or delays or unexpected cadence or quantities in the deliveries of, our raw materials and purchased component parts, including chassis, have had and should be anticipated to continue to have a material adverse effect on our profitability, financial performance, competitive position and reputation.

Demand from our customers and towing operators is affected by the availability of capital and access to credit, as well as rising costs of equipment ownership.

The ability of our customers and of towing operators to purchase our products is affected by the availability of capital and credit to them. Our independent distributor customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases. More restrictive lending practices in conjunction with continuing increases in the cost of such financing can prevent distributors from carrying adequate levels of inventory, which limits product offerings available to the end customer and could lead to reduced sales of our products. Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing upon acceptable terms. Volatility in the capital markets and changing interest rates have increased the cost of borrowing for our customers and towing operators.  In the past, such volatility and disruptions to the capital and credit markets, principally in the U.S. and Europe, in the past has decreased the availability of capital to, and credit capacity of, our customers and towing operators. In addition, in the past, certain providers of floor plan financing have exited the market, which made floor plan financing increasingly difficult for our independent distributor customers to secure at those times. This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and of towing operators to purchase towing and related equipment. This, in turn, has negatively impacted sales of our products. If interest rates continue to rise and our customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

In addition, the rising costs of equipment ownership have been, and could continue to be, a significant challenge for end-market users that could in the future impact customer demand for our products. For example, insurance premiums on our end users’ trucks have increased, interest rates on new equipment have risen, and the value of used trucks has fluctuated, affecting trade-in values and new equipment purchases. These rising costs of equipment ownership continue to pressure our customers. Any continuation or worsening of the costs of equipment ownership could negatively impact customer demand for our products and have a material adverse impact on our profitability and results of operations.

Macroeconomic trends, availability of financing, and changing interest rates, have and could continue to, adversely affect our business, results of operation or financial condition, as well as our customers’ ability to fund purchases of our products.

Worldwide economic and political conditions and other factors, such as changes in trade policies and tariffs, restrictive monetary and fiscal policy, political instability, military hostilities (such as the conflicts in Ukraine and the Middle East), domestic and global inflationary trends, global supply shortages, interest rate volatility, and potential instability in the global banking system, have from time to time contributed to significant domestic and global inflation. For example, in 2022, the global economy experienced elevated levels of inflation. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., maintained interest rates at elevated levels throughout 2023. In 2024, inflation began to return to historical norms, and, as a result, the Federal Reserve and the Bank of England lowered their interest rates by 100 and 50 basis points, respectively. The impact of the lowering of interest rates on the levels of inflation in the U.S., U.K. and Europe is uncertain. In Europe, rising energy costs as a result of supply disruptions and increased winter demand for heating could place strain on our operations and our suppliers’ ability to maintain current production levels. Across the U.K. and Europe, rising energy costs as a result of supply disruptions could result in nations or regions enacting emergency energy related policies, limiting energy availability for our manufacturing facilities in the United Kingdom and France. The impact of these macroeconomic developments on our operations cannot be predicted with certainty. While we have attempted to pass increased costs on to our customers in the past, there can be no assurances that we will be able to continue doing so in the future. It is possible that sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

Furthermore, a decline of the United States’ credit rating or a recession in global or regional economy could negatively impact our business, financial condition, and liquidity. Any potential inflation or further pressure on credit markets could also adversely affect our and our customers’ ability to continue to access preferred sources of liquidity resulting in increased borrowing costs.

14 | FY 2024 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

Our business operations are subject to various international political, economic and other uncertainties, including any new or increased tariffs, any trade restrictions, or new or ongoing military conflicts, that could materially adversely affect our business results.

Historically, a portion of our net sales occur outside the United States, primarily in Europe. We also have manufacturing operations in Norfolk, England, and in the Lorraine region of France. As such, our operations are subject to various international political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies, including tariffs and or trade restrictions. For example, in February 2025, the United States imposed additional tariffs on imports of Chinese-origin goods, as well as certain steel and aluminum imports from various countries. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies may have introduced significant uncertainty into the market and may affect the prices of and supply of component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products.

There remains uncertainty with regard to the ongoing military conflicts in Ukraine, in the Middle East, and their impact on European and worldwide economic and supply chain conditions. These continued conflicts have created and may continue to create legal, political and economic uncertainties and impacts, including disruptions to trade and free movement of goods, services and people to and from Europe, disruptions to our workforce or the workforce of our suppliers or business partners. All of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

In addition, a portion of our net sales derived outside the United States, as well as salaries of employees located outside the United States and certain other expenses, are denominated in foreign currencies, including the British pound sterling and the euro. We are, therefore, subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar. For example, the United Kingdom’s “Brexit” from the European Union has caused, and may continue to result in, significant volatility in global stock markets and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business, including both the British pound sterling and the euro.

In addition, political unrest, terrorist acts, military conflict, including the ongoing military conflicts in Ukraine and the Middle East, and disease outbreaks, such as the COVID-19 pandemic, have increased the risks of doing business abroad in general.

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

The market for qualified talent continues to be competitive and we must ensure that we continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. Since 2022, we have experienced substantial increases in employee wages in order to retain and recruit a talented workforce.  This trend may continue over the near term, and possibly longer. We continue to monitor our labor costs and attempt to mitigate the risk associated with employee turnover through increased recruiting, training and retention efforts. The impact of these disruptions remains largely out of our control, and these factors may continue to have a material adverse impact on our profitability and results of operations.

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

The towing and recovery industry is cyclical in nature. Historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence, volatility and disruption in domestic and international capital and credit markets and the resulting decrease in the availability of financing for our customers and towing operators and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, including as a result of political unrest, terrorist acts, military conflicts, weather events, outbreaks of disease, or other public health crises,

15

PART I	ITEM 1A. RISK FACTORS

and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Our sales to U.S. and other governmental entities through prime contractors are subject to special risks.

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to extensive regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration and performance of contracts under such programs. Our U.S. and other government business is subject to the following risks, among others: (i) this business is susceptible to decreases in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs, (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts, and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment or cancellation of the contract. Our inability to address any of the foregoing concerns could seriously harm our business, financial condition and results of operations.

Overall demand from our customers may be affected by increases in their fuel and insurance costs and changes in weather conditions.

In the past, our customers have experienced substantial increases in fuel and other transportation costs, and in the cost of insurance. Our customers also have, from time to time, been subject to unpredictable and varying weather conditions, such as hurricanes, which could, among other things, impact the cost and availability of fuel and other materials. In addition, the ongoing military conflicts in Ukraine and the Middle East and market dislocations associated with global supply chain disruptions have both resulted in, and may continue to result in, substantial volatility in fuel costs in the U.S. and worldwide, and the extent and duration of such volatility cannot be predicted. Any of these factors could negatively affect our customers’ capacity for purchasing towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, a catastrophic loss of the use of all or a portion of any one of our manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, civil unrest, terrorist acts, military conflict or disease outbreaks, or otherwise, whether short or long-term, could materially harm our business, financial condition, and results of operations. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations.

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

16 | FY 2024 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

CARB’s Advanced Clean Fleets regulation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate, which affects our customers who own and operate fleets in California. These regulations are intended to drive larger market penetration of zero-emission commercial trucks. There are currently multiple efforts underway which seek to prevent or delay some or all of these regulations from taking effect or otherwise seek relief from CARB’s regulations. However, compliance with the regulations as currently written, or new or more stringent laws or regulations, or stricter interpretations of existing laws or regulations have negatively impacted customer demand during 2024 and early 2025, and are expected to continue to negatively impact customer demand, which has had, and could continue to have, a material adverse effect on  our results of operations, financial condition and cash flows.

Environmental and health-related requirements are complex, subject to change and have tended to become more and more stringent. Future developments could cause us to incur various expenditures and could also subject us to fines or sanctions, obligations to investigate or remediate contamination or restore natural resources, liability for third-party property damage or personal injury claims and the imposition of new permitting requirements and/or the modification or revocation of our existing operating permits, among other effects. These and other developments could materially harm our business, financial condition and results of operations.

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

Third parties may claim that our products infringe their patents or other intellectual property rights. If a competitor were to challenge our patents or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

Changes in the tax regimes and related government policies and regulations in the countries in which we operate, including the imposition of new or increased tariffs and any resulting trade wars, could adversely affect our results and our effective tax rate.

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

The imposition of new tariffs, any increases in existing tariffs, changes in or the repeal of trade agreements or the imposition of any other trade restrictions may increase costs of component parts and raw materials, such as chassis, steel and aluminum, and cause disruptions on our supply chain. Any such developments may also weaken the economies of the countries in which we operate, resulting in lower economic growth rates and weakened demand for our products.

PART I	ITEM 1A. RISK FACTORS

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

18 | FY 2024 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

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

We incurred significant additional indebtedness during 2022 and 2023. As of December 31, 2024, we had $65.0 million in borrowings outstanding under our credit facility. Since December 2024, we drew net advances of $5.0 million from our credit facility for a balance of $70.0 million as of February 28, 2025. Our credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2024 and anticipate that we will continue to be in compliance during 2025. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

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

We rely on the accuracy, capacity and security of our IT systems and our ability to update these systems in response to the changing needs of our business. We use our IT systems to collect and store confidential and sensitive data, including information about our business, our customers, our suppliers and our employees. We rely on IT systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our IT systems may be disrupted or fail for a number of reasons, including natural disasters, such as fires; power loss; software “bugs”, hardware defects or human error or malfeasance; or security breaches caused by hacking, computer viruses, malware, ransomware or other cyberattacks.

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

PART I	ITEM 1A. RISK FACTORS

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

20 | FY 2024 FORM 10-K

PART I	OTHER KEY INFORMATION

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We proactively address cybersecurity risk through a comprehensive cybersecurity program to identify, protect, detect, respond to, and manage any reasonably foreseeable cybersecurity risks and threats. We use a multi-faceted approach including, but not limited to, third-party assessments, internal cybersecurity audits, IT security, governance, risk, and compliance reviews. To defend, detect, and respond to cybersecurity incidents, we, among other things, require mandatory third-party cybersecurity training and testing for all employees, perform periodic user access reviews across the organization, perform penetration testing using external third-party tools and techniques to test security controls, employ multifactor authentication and biometrics login tools, take steps to verify whether vendors have appropriate cybersecurity programs, and conduct frequent security assessments to identify and remedy vulnerabilities.

We also employ the use of Secure Socket Layer inspection on our firewalls, which are able to decrypt and scan all network traffic entering and leaving our facilities. Recognizing the complexity and evolving nature of cybersecurity threats, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards, including regularly reviewing and updating our incident response plan. These partnerships enable us to leverage specialized knowledge and insights, seeking to continue to improve upon our cybersecurity strategies and processes.

Based upon the information that we have as of the end of the year covered by this report, we do not believe that we have experienced any material cybersecurity incidents to date. However, the risks from cybersecurity threats and incidents continue to increase, and the preventative actions we have taken, and continue to take, to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents, and, as a result, there can be no assurance that we or the third parties we interact with will not experience a cybersecurity event in the future that will materially affect us. As described in Item 1A – “Risk Factors”, any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks, or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

Our Board understands the critical nature of managing risks associated with cybersecurity threats. Accordingly, our Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and in maintaining shareholder confidence. The Audit Committee has been made primarily responsible for the Board’s oversight of cybersecurity risks. However, the entire Board of Directors reviews significant cybersecurity risks and works with the Audit Committee to address these issues. Our Chief Information Officer is responsible for overseeing cybersecurity and reports to the Audit Committee, as well as the Board at all its regular quarterly meetings regarding matters of cybersecurity. These reports include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), updating the status on defensive security measures and risk assessment, and key information security initiatives. Our Audit Committee and our other Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our Chief Information Officer has been with the Company for more than 25 years, developing and overseeing our information systems and cybersecurity risk management program. Our Chief Information Officer and his team, which includes a cybersecurity professional, are informed about, and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Board and Audit Committee on any appropriate items.

ITEM 2.    PROPERTIES

Corporate Office

Our principal executive offices are headquartered in an owned facility located at 8503 Hilltop Drive in Ooltewah, Tennessee.

Production Facilities

We operate ten manufacturing facilities in the United States, one in Norfolk, England, and three in the Lorraine region of France. We also operate a research and development facility in the United States and have a storage facility located in France. The aggregate square footage of our operating facilities is approximately 1.1 million square feet, of which 92% is devoted to manufacturing and 8% to corporate office space.

PART I	OTHER KEY INFORMATION

Our two Ooltewah, Tennessee facilities manufacture light- and heavy-duty wreckers; our Athens, Tennessee facility manufactures hydraulic cylinders; our Hermitage, Pennsylvania facility manufactures car carriers; and our two Greeneville, Tennessee facilities manufacture car carriers.

We believe that our existing facilities are suitable and adequate for our present purposes. However, we regularly evaluate our properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our operations.

ITEM 3.    LEGAL PROCEEDINGS

The disclosure under the heading “Litigation” in Note 10 – “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

22 | FY 2024 FORM 10-K

PART II	OTHER KEY INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MLR”.

Holders of Record

As of February 28, 2025, there were approximately 369 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Any future determination as to the payment of cash dividends will depend upon factors such as earnings, capital requirements, our financial condition, restrictions in financing agreements, and other factors deemed relevant by our Board of Directors. Covenants under our current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various other restrictions.

For more information on dividends, see Note 11 – “Shareholders’ Equity”, to our Consolidated Financial Statements.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be included in our 2025 Proxy Statement under the section entitled “Equity Compensation Plan Information”, which will be filed with the SEC within 120 days after December 31, 2024.

Purchases of Equity Securities

On April 2, 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of the Company’s common stock with no expiration date (the “Repurchase Program”). Repurchases under the Repurchase Program may be made on the open market, in privately negotiated transactions, block purchases, or otherwise as permitted by the federal securities laws and other legal and contractual requirements, and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares to be repurchased and the timing of any repurchases will depend on a number of factors, including share price, economic and market conditions, and corporate requirements, among others. The Company may choose to suspend or discontinue the Repurchase Program at any time. During the three months ended December 31, 2024 the Company did not repurchase any shares of common stock pursuant to the Repurchase Program. During the year ended December 31, 2024 the Company repurchased 49,500 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during 2024 was $2.9 million with an average share price of $58.58. All repurchased shares constitute authorized but unissued shares.

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

PART II	OTHER KEY INFORMATION

Stock Performance Graph
MLR
NYSE Composite Index
Peer Group 1
Peer Group 2
$200
$150
$100
$50
$-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
$100
$100
$102
$113
$104
$99
$128
$123
$98
$90
$109
$105
$72
$71
$114
$121
$128
$80
$176
$139
$137
$78

The performance graph above assumes $100 was invested on December 31, 2019 in common stock of Miller Industries. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Miller Industries, Inc.	$100	$102	$90	$72	$114	$176
NYSE Composite Index	$100	$104	$123	$109	$121	$137
Peer Group 1	$100	$113	$128	$105	$128	$139
Peer Group 2	$100	$99	$98	$71	$80	$78

Peer Group 1 index consists of Albany International Corp. (AIN), Blue Bird Corp. (BLBD), Columbus McKinnon Corp. (CMCO), Commercial Vehicle Group, Inc. (CVGI), Enerpac Tool Group Corp. (EPAC), ESCO Technologies Inc. (ESE), L.B. Foster Co. (FSTR), Gorman-Rupp Co. (GRC), Helios Technologies Inc. (HLIO), Kadant Inc. (KAI), Lindsay Corp. (LNN), Luxfer Holdings PLC (LXFR), NN, Inc. (NNBR), Douglas Dynamics Inc. (PLOW), Proto Labs Inc. (PRLB), Shyft Group Inc. (SHYF), and Standex International Corp (SXI).

Peer Group 2 index consists of Astec Industries, Inc. (ASTE), Blue Bird Corp. (BLBD), Commercial Vehicle Group, Inc. (CVGI), Enerpac Tool Group Corp. (EPAC), L.B. Foster Co. (FSTR), Motorcar Parts of America, Inc. (MPAA), NN, Inc. (NNBR), Park-Ohio Holdings Corp (PKOH), Stoneridge, Inc. (SRI), Douglas Dynamics Inc. (PLOW), and Shyft Group Inc. (SHYF).

ITEM 6.    [RESERVED]

Reserved.

24 | FY 2024 FORM 10-K

PART II	ITEM 7. MD&A

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As used in this report, “Miller Industries”, the “Company”, “we”, “our”, “ours”, “us”, and similar pronouns refer to Miller Industries, Inc., and its consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on December 31. References to fiscal 2024, 2023 and 2022, are to the fiscal years ended December 31, 2024, 2023, and 2022, respectively. Except as otherwise specified, information in this report is provided as of December 31, 2024. To facilitate timely reporting, the consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our MD&A within this Form 10-K generally discusses fiscal 2024 and fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023. Fiscal 2023 items and discussions of year-over-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) includes forward-looking statements addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in MD&A and Risk Factors, but there are others throughout this report, which may be identified by words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”, “estimate”, “predict”, “expect”, “anticipate”, and variations of such words and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. The most significant of these risks and uncertainties are described in “Risk Factors” in this report. Forward-looking statements in this report speak only as of the date of this report. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.millerind.com), under the “Investors — Filings — Annual Reports” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly, and current reports, proxy and information statements, and other information regarding us and other public companies.

PART II	ITEM 7. MD&A

ABOUT MILLER INDUSTRIES

Miller Industries, headquartered in Ooltewah, Tennessee, was formed in 1990 and has become The World’s Largest Manufacturer of Towing and Recovery Equipment®, with domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France and the United Kingdom.

The Company develops innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties, and sold to our customers under our Century®, Vulcan®, Chevron™, Holmes®, Challenger®, Champion®, Jige™, Boniface™, Titan®, and Eagle® brand names.

Our management focuses on a variety of key indicators to monitor our overall operating and financial performance. These indicators include measurements of revenue, income from operations, gross margin, net income, earnings per share, capital expenditures, and cash flow.

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade, and we believe that our continued emphasis on research and development will be a key factor in our future growth.

SIGNIFICANT TRENDS AND OUTLOOK

In 2024, we were presented with several ongoing challenges, such as timing of supply chain deliveries, freight challenges, continued inflationary pressures, and increased interest rates, all of which impacted our profitability and liquidity.

In 2025, the Company plans to launch multiple new products as part of its continued focus on innovation and product development.

Supply Chain

We continue to see significant pressure on global supply chains due to a confluence of events from the pandemic, geopolitical tensions, and economic uncertainty. Logistic disruptions and supplier shortages have caused delays in shipping and freight cost increases. Increases in freight costs and supplier constraints due to workforce disruptions and material shortages have affected our ability to receive essential materials and component parts on time. These supply chain issues have had a direct impact on our production capabilities. Also affecting supply chain are the ongoing conflicts in Ukraine and the Middle East. Given these challenges, we are maintaining focus on meeting the needs of our customers. Ongoing communication and prioritization continue with our suppliers in an effort to identify and mitigate such risks, and to proactively manage inventory levels of materials and component parts to align with anticipated demand for our products.

The global supply chain issues have also had a direct impact on our production capabilities including production delays and cost pressures. Production delays have affected product availability and delivery timelines, and increased logistics costs have led to higher operating cost which resulted in price adjustments for our products. In 2022, we implemented several price increases and surcharges and announced an eight-percent price increase effective in the first quarter of 2023. We have also developed alternatives to some of the components used in our production process that incorporate raw materials, and our suppliers have implemented these alternatives in the production of our component parts. In addition, beginning in the first quarter of fiscal 2022, we sought additional production capabilities through capital deployment, such as our acquisition from Southern Hydraulic Cylinder, Inc. in the second quarter of 2023, and our purchase of an additional small facility in Ooltewah, Tennessee to be used in the production of small carrier units.

In an effort to address ongoing supply chain challenges, on March 3, 2025, the Board of Directors authorized an €8 million expansion of the Company’s facilities in France.

Based on our strong backlog, the price increases and productivity improvements we have implemented, lessening supply chain disruptions and easing inflationary pressures, our operating results improved throughout fiscal 2024 and we believe we are well-positioned to continue enhancing our operating results. However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, ongoing changes in U.S. and foreign government trade policies, such as the imposition of new or additional tariffs, potential modifications to existing trade agreements and further restrictions on free trade, the continuing impact of the wars in Ukraine and Middle East or other geopolitical factors, and the threat of recession and general economic factors. The impact of these factors remains largely out of our control, and we currently anticipate that these factors will continue to have an adverse impact on our production capabilities, financial results, and cash flow to continue into fiscal 2025.

Inflation

Impacts of current global supply chain disruptions, inflationary environment, geopolitical tensions, and other macroeconomic factors can lead to foreign currency fluctuations. The impact of inflationary or deflationary pressures have caused and may continue to cause foreign currency translation gains or losses within our consolidated statement of comprehensive income/loss.

26 | FY 2024 FORM 10-K

PART II	ITEM 7. MD&A

California’s Air Resources Board

The information regarding the California Air Resources Board’s regulations is included under the heading “Government Regulations and Environmental Matters” in Part I, Item 1 – “Business” and in Part I, Item 1A – “Risk Factors” of this Annual Report.

Credit Facility

As of December 31, 2024, we had $65.0 million in borrowings outstanding under our credit facility. Since December 2024, we drew net advances of $5.0 million from our credit facility for a balance of $70.0 million as of February 28, 2025.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of income for the years ended:

	December 31,
(in thousands)	2024	2023	Change
NET SALES	$1,257,500	$1,153,354	9.0%
COST OF OPERATIONS	1,086,695	1,001,500	8.5%
GROSS PROFIT	170,805	151,854	12.5%
OPERATING EXPENSES:
Selling, general and administrative	86,322	73,087	18.1%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	3,928	5,974	(34.2)%
Other (income) expense, net	425	(991)	(142.9)%
Total expenses, net	90,675	78,070	16.1%
INCOME BEFORE INCOME TAXES	80,130	73,784	8.6%
INCOME TAX PROVISION	16,636	15,493	7.4%
NET INCOME	$63,494	$58,291	8.9%

Comparison of the Years Ended December 31, 2024 and 2023

Net Sales

Consolidated net sales in fiscal 2024 were $1.26 billion compared to $1.15 billion in fiscal 2023, an increase of 9.0%. The increase in net sales was primarily driven by higher production volume as a result of stabilization of the supply chain and continued strong customer demand, as well as an annual price increase of 3% implemented throughout the first half of the year.

Net foreign sales in fiscal 2024 were $125.7 million compared to $114.4 million in fiscal 2023, an increase of 9.9%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related overhead, physical inventory adjustments, as well as inbound and outbound freight. Costs of operations in fiscal 2024 were $1.09 billion compared to $1.00 billion in fiscal 2023, an increase of 8.5%. The increase in cost of operations was primarily attributed to increased deliveries resulting from increased stabilization in our supply chain.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit in fiscal 2024 was $170.8 million compared to $151.9 million in fiscal 2023, an increase of 12.5%. Gross profit as a percentage of sales increased to 13.6% for fiscal 2024 compared to 13.2% in fiscal 2023 as a result of our continuous investment in robotics and automation.

Selling, General and Administrative

Selling, general and administrative expenses in fiscal 2024 were $86.3 million compared to $73.1 million in fiscal 2023, an increase of 18.1%. The increase in selling, general and administrative expenses was primarily due to additional executive compensation expense,  and increased investment in our workforce, specifically for training and more competitive compensation to improve employee retention. As a percentage of net sales, selling, general and administrative expenses increased to 6.9% in 2024 from 6.3% in 2023.

PART II	ITEM 7. MD&A

Interest Expense, Net

Interest expense, net in fiscal 2024 was $3.9 million compared to $6.0 million in fiscal 2023, a decrease of 34.2%. For fiscal 2024 interest expense totaled $9.8 million offset by interest income of $5.9 million. For fiscal 2023, interest expense totaled $8.4 million, offset by interest income of $2.4 million.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.6 million for 2024 compared to a net exchange gain of $0.8 million for 2023. Other (income) expense for fiscal 2024 includes $0.1 million of other income.

Provision for Income Taxes

The provision for income taxes for the years ended December 31, 2024 and 2023 reflects a combined federal, state, and foreign tax rate of 20.8% and 21.0%, respectively, which corresponds to a tax provision of $16.6 million in 2024 compared to $15.5 million for 2023. For more information on the effective tax rate, see Note 8 – “Income Taxes” to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We expect our primary sources of cash to be from cash and temporary investments, cash flow from operations, and availability under our credit facility as of December 31, 2024. We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs for the next twelve months. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory, and other factors discussed elsewhere in this Annual Report, many of which are beyond our control.

Cash and Temporary Investments

As of December 31, 2024 and 2023, we had consolidated cash and temporary investments of $24.3 million and $29.9 million, respectively. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal, and interest payments on indebtedness.

Cash and temporary investments included $18.2 million held by foreign subsidiaries based in local currency for the years ended December 31, 2024 and 2023. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

Working Capital

Working capital as of December 31, 2024 and 2023 was $331.9 million and $275.8 million, respectively. Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, and payments to vendors. Management continually monitors working capital to ensure it remains at levels to support ongoing operations, meet obligations, and pursue growth opportunities. See “Cash Flows” – “Cash Flows Provided by (Used in) Operating Activities” contained within this MD&A for additional discussion on working capital.

Capital Expenditures

Capital expenditures during fiscal 2024 and 2023 were $15.4 million and $12.1 million, respectively. We make ongoing capital investments in our property, plant and equipment, and continue to increase purchases of materials, components, and chassis to ramp up production to meet demand, which has been at historic levels. We believe that in periods of normalized supply chain, our historical capital investments in our manufacturing facilities and other capital assets will increase the production capacity and efficiencies of our operations. See “Cash Flows” – “Cash Flows Provided by (Used in) Investing Activities” contained within this MD&A for additional discussion on capital expenditures.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.19 per share in fiscal 2024. Future common stock cash dividends will depend on our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors. See Note 11 – “Shareholders’ Equity”, for additional discussion on dividends.

28 | FY 2024 FORM 10-K

PART II	ITEM 7. MD&A

Indebtedness

Credit Facility

On October 28, 2022, we entered into a first amendment to the loan agreement with First Horizon Bank (“First Horizon”) that provides an unsecured revolving credit facility with a maturity date of May 31, 2027, to increase the credit facility from $50.0 million to $100.0 million. We made certain technical and operational adjustments necessary to implement the one-month Term SOFR Rate (as defined in the loan agreement) as the primary interest rate index under the credit facility and added a new asset coverage financial covenant test. All other material terms and conditions of the credit facility remained unchanged.

The Company pays a quarterly, non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount under the credit facility. The credit facility contains customary representations and warranties, events of default, and financial, affirmative, and negative covenants for loan agreements of this kind.

Our ongoing operations have, to date, been funded by a combination of cash flow from operations and borrowings under our credit facility. As of December 31, 2024, the Company had $65.0 million in borrowings outstanding under the credit facility. Since December 2024, the Company drew net advances of $5.0 million from its credit facility for a balance of $70.0 million as of February 28, 2025.

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the one-month Term SOFR plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 5.45% as of December 31, 2024.

As of December 31, 2024, we were in compliance with all covenants under the credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.6 million in non-cancellable operating lease obligations for the year ended December 31, 2024 and approximately $0.9 million for the year ended December 31, 2023. There were no non-cancellable finance lease obligations for either year. Leases with original contractual terms less than one year were excluded from non-cancellable lease obligations.

During fiscal 2021, we completed phase one of our enterprise software solution implementation. Through fiscal 2024, we have continued to implement additional functionality available in the enterprise software solution. We expect this software to substantially improve our administrative efficiency and customer service levels. We have $0.5 million in remaining contractual payments under our agreement with the software provider, which extends through 2025.

Cash Flows

Information about our cash flows, by category, is presented in our consolidated statement of cash flows and is summarized below:

	December 31,
(in thousands)	2024	2023	Change
Operating activities	$16,870	$10,963	53.9%
Investing activities	(15,269)	(29,075)	47.5%
Financing activities	(6,619)	6,751	(198.0)%
Effect of exchange rate changes on cash and temporary investments	(554)	1,117	(149.6)%
Net increase (decrease) in cash and temporary investments	$(5,572)	$(10,244)	45.6%

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities during 2024 was $16.9 million, compared to $11.0 million of cash provided by operating activities during 2023. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. During fiscal 2024, the change in operating activities was primarily due to increased net income and a further stabilization of changes in asset and liabilities as a result of the continued supply chain recovery. During fiscal 2023, the change in operating activities was primarily due to increased net income and a stabilization of changes in operating assets and liabilities as a result of improved availability of purchased components.

PART II	ITEM 7. MD&A

Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities during 2024 was $15.3 million, compared to $29.1 million used in investing activities during 2023. The cash used in investing activities for 2024 was primarily for purchases of plant, property and equipment; cash used in 2023 was primarily for the purchase of the assets and assumption of certain liabilities of Southern Hydraulic Cylinder, Inc., (see Note 2) as well as purchases of property, plant and equipment.

Cash Flows Provided by (Used in) Financing Activities

Cash used in financing activities during 2024 was $6.6 million, compared to $6.8 million provided by financing activities during 2023. The cash used in financing activities in 2024 resulted from advances of $5.0 million under the Company’s primary credit facility, offset by the payment of cash dividends of $8.7 million and stock repurchase of $2.9 million. See Note 11 – “Shareholders’ Equity” for more information.

Cash provided by financing activities during fiscal 2023 included advances on the credit facility of $15.0 million, offset by dividend payments of $8.2 million and an immaterial amount of payments on finance lease obligations.

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

Allowance for Credit Losses

The allowance for credit losses includes general and specific reserves. We determine our allowance for credit losses by reviewing accounts receivable agings, historical write-off trends, payment history, pricing discrepancies, industry trends, customer financial strength, customer credit ratings or bankruptcies. We regularly evaluate how changes in economic conditions may affect credit risks.

A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables as of December 31, 2024, would result in an increase or decrease in bad debt expense of $0.3 million. We believe the reserve maintained and expenses recorded in fiscal 2024 are appropriate.

At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for credit losses as a percentage of revenue. The following table presents information regarding our allowance for credit losses over the past three fiscal years:

(in thousands, except percentages)	2024	2023	2022
Allowance for credit losses, beginning of period	$1,527	$1,319	$1,155
Charges to costs and expenses	323	208	174
Reduction to allowance for customer write-offs	—	—	(10)
Allowance for credit losses, end of period	$1,850	$1,527	$1,319

Allowance as a percentage of customer receivables	0.6%	0.5%	0.7%
Allowance as percentage of revenue	0.1%	0.1%	0.2%

30 | FY 2024 FORM 10-K

PART II	ITEM 7. MD&A

Inventory

Inventories are valued at the lower of cost or net realizable value determined primarily on a moving average unit cost basis. As needed, we record an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed.

In developing inventory valuation adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels.

Our estimate of forecasted sales demand and production requirements is primarily based on actual orders received, historical and projected sales trends, demand, product pricing, economic trends, and competitive factors. Forecasted sales demand and production requirements can also be affected by the significant redesign of our existing products. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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

The estimation of fair value includes significant judgment regarding assumptions of revenue, operating costs, interest rates, property and equipment additions, industry competition, and general economic and business conditions among other factors. We believe that these estimates are reasonable; however, changes in any of these factors could affect these evaluations. Based on these estimates, we believe that our long-lived assets are appropriately valued.

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

Goodwill

Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested at least annually for impairment during the fourth quarter of our fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to our annual assessment.

We may elect to first perform a qualitative assessment to determine whether changes in events or circumstances since our most recent quantitative test for impairment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount. We have an unconditional option to bypass the qualitative assessment for a reporting unit and proceed directly to performing the quantitative analysis. If elected, in conducting the initial qualitative assessment, we analyze our most recent estimates of the fair value of a reporting unit by assessing actual and projected growth trends for operating results, as well as historical operating results versus planned performance. Additionally, a reporting unit is assessed for critical areas that may impact its operating performance, including macroeconomic conditions, industry and market considerations, cost factors such as products and component parts and labor, market-related exposures such as fluctuations in our company’s market capitalization and share price, and/or any other potential risks to operating performance, such as

PART II	ITEM 7. MD&A

regulatory and environmental changes. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment of goodwill may exist, a quantitative test for impairment is performed.

If performed due to identified impairment indicators under the qualitative assessment or our election to bypass the qualitative assessment and move directly to the quantitative analysis, the quantitative impairment analysis for goodwill is conducted under the income approach. Under the income approach, we calculate the fair value of our reporting unit’s assets using the present value of future cash flows. Assumptions utilized in determining fair value under the income approach include forecasted operating results, terminal growth rates, and weighted-average cost of capital (“WACC”) or discount rates.

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

We believe that our analysis of historical warranty claims trends and knowledge of potential manufacturing and/or product design improvements provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our consolidated balance sheets. However, due to the inherent uncertainty in the accrual estimation process, including forecasting future warranty claims and costs associated with servicing future warranty claims, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.

Income Taxes

We estimate our deferred tax assets and liabilities, income taxes payable, provision for income taxes, and unrecognized tax benefit liabilities based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of various items of income and expense, interpretation of tax laws, and tax planning strategies. We are subject to income taxes in the U.S. and foreign jurisdictions.

We recognize tax assets and liabilities in accordance with ASC 740, Income Taxes, for income tax accounting. Accordingly, we recognize a tax benefit from an uncertain tax position when it is more likely than not the position will be sustained upon examination based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

We recognize our deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in our results of operations. If necessary, we recognize a valuation allowance on deferred tax assets when it is more likely than not they will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of deferred tax assets is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. We believe it is more likely than not the results of future operations will generate sufficient taxable income to realize our existing deferred tax assets, net of valuation allowances. Changes in the realizability of our deferred tax assets will be reflected in our effective tax rate in the period in which they are determined.

32 | FY 2024 FORM 10-K

PART II	ITEM 7. MD&A

Foreign Currency Translations

The functional currency of the Company’s foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars using the respective current exchange rate in effect as of the balance sheet date for balance sheet accounts and the respective weighted-average exchange rate during the period for revenue and expense accounts. The resulting translation adjustments are deferred as a component of other comprehensive income within the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the Consolidated Statements of Income.

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

Interest Rate Sensitivity

Interest rate risk is significant given the potential effects on our earnings and cash flows. Annually, we perform sensitivity analysis on our exposure to interest rates. In conducting this sensitivity analysis, we assumed a hypothetical 100-basis point change in interest rates on our outstanding amounts of indebtedness under our credit facility, subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the one-month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. For the year ended December 31, 2024, the effect of a hypothetical 100-basis point increase or decrease in overall interest rates on our variable rate debt would have changed interest expense by approximately $0.4 million. The 100-basis point change on our variable rate debt would not have materially impacted our earnings or cash flows for fiscal 2024.

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

For the years ended December 31, 2024, 2023, and 2022 the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange loss of $0.6 million, a gain of $0.8 million, and loss of $0.7 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, we recognized a foreign currency translation loss of $1.8 million, gain of $3.2 million and loss of $4.2 million, respectively because of the strengthening or weakening of the U.S. dollar against certain foreign currencies.

34 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on management’s assessment under those criteria, we concluded that, as of December 31, 2024, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

36 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Miller Industries, Inc. and subsidiaries

Ooltewah, Tennessee

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2003.

Chattanooga, Tennessee

March 5, 2025

38 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
(in thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$24,337	$29,909
Accounts receivable, net of allowance for credit losses of $1,850 and $1,527 as of December 31, 2024 and December 31, 2023, respectively	313,413	286,138
Inventories, net	186,169	189,807
Prepaid expenses	5,847	4,617
Total current assets	529,766	510,471
NON-CURRENT ASSETS:
Property, plant and equipment, net	115,979	115,072
Right-of-use assets – operating leases	545	826
Goodwill	19,998	20,022
Other assets	727	819
TOTAL ASSETS	$667,015	$647,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,853	$191,782
Accrued liabilities	50,620	40,793
Income taxes payable	1,082	1,819
Current portion of operating lease obligation	318	320
Total current liabilities	197,873	234,714
NON-CURRENT LIABILITIES:
Long-term obligations	65,000	60,000
Non-current portion of operating lease obligation	227	506
Deferred income tax liabilities	2,885	4,070
TOTAL LIABILITIES	265,985	299,290

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued – 11,439,292 and 11,445,640 shares as of December 31, 2024 and December 31, 2023, respectively	114	114
Additional paid-in capital	153,704	153,574
Retained earnings	254,938	200,165
Accumulated other comprehensive loss	(7,726)	(5,933)
TOTAL SHAREHOLDERS’ EQUITY	401,030	347,920
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$667,015	$647,210

The accompanying notes are an integral part of these consolidated statements.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
NET SALES	$1,257,500	$1,153,354	$848,456
COST OF OPERATIONS	1,086,695	1,001,500	766,037
GROSS PROFIT	170,805	151,854	82,419

OPERATING EXPENSES:
Selling, general and administrative expenses	86,322	73,087	52,827

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	3,928	5,974	3,379
Other (income) expense, net	425	(991)	481
Total expense, net	90,675	78,070	56,687

INCOME BEFORE INCOME TAXES	80,130	73,784	25,732

INCOME TAX PROVISION	16,636	15,493	5,386
NET INCOME	$63,494	$58,291	$20,346

INCOME PER SHARE OF COMMON STOCK:
Basic	$5.55	$5.10	$1.78
Diluted	$5.47	$5.07	$1.78

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.76	$0.72	$0.72

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,450	11,439	11,417
Diluted	11,602	11,507	11,417

The accompanying notes are an integral part of these consolidated statements.

40 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2024	2023	2022
NET INCOME	$63,494	$58,291	$20,346

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(1,793)	3,240	(4,228)
Total other comprehensive income (loss)	(1,793)	3,240	(4,228)

TOTAL COMPREHENSIVE INCOME	$61,701	$61,531	$16,118

The accompanying notes are an integral part of these consolidated statements.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2021 (Revised)	11,410,728	$114	$151,449	$137,998	$(4,945)	$284,616
Issuance of common stock to non-employee directors	5,988	—	200	—	—	200
Stock-based comp on nonvested RSUs	—	—	743	—	—	743
Dividends paid ($0.72)	—	—	—	(8,220)	—	(8,220)
Foreign currency translation gain (loss)	—	—	—	—	(4,228)	(4,228)
Net income	—	—	—	20,346	—	20,346
BALANCE, December 31, 2022	11,416,716	$114	$152,392	$150,124	$(9,173)	$293,457
Issuance of common stock to non-employee directors	4,604	—	123	—	—	123
Stock-based comp on nonvested RSUs	—	—	1,273	—	—	1,273
Stock-based comp on vested RSUs	24,320	—	(214)	—	—	(214)
Dividends paid ($0.72)	—	—	—	(8,250)	—	(8,250)
Foreign currency translation gain (loss)	—	—	—	—	3,240	3,240
Net income	—	—	—	58,291	—	58,291
BALANCE, December 31, 2023	11,445,640	$114	$153,574	$200,165	$(5,933)	$347,920
Issuance of common stock to non-employee directors	18,832	—	753	—	—	753
Stock-based comp on nonvested RSUs	—	—	2,473	—	—	2,473
Stock-based comp on vested RSUs	24,320	—	(198)	—	—	(198)
Repurchases of common stock	(49,500)	—	(2,898)	—	—	(2,898)
Dividends paid ($0.76)	—	—	—	(8,721)	—	(8,721)
Foreign currency translation gain (loss)	—	—	—	—	(1,793)	(1,793)
Net income	—	—	—	63,494	—	63,494
BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030

The accompanying notes are an integral part of these consolidated statements.

42 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,494	$58,291	$20,346
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,070	13,243	11,762
(Gain) Loss on disposal of property, plant and equipment	128	(251)	(53)
Provision for credit losses	325	203	174
Issuance of common stock, net of shares withheld for employee taxes	(198)	123	200
Stock-based compensation	3,226	1,059	743
Deferred tax provision	(1,170)	(2,181)	1,061
Changes in operating assets and liabilities:
Accounts receivable	(28,149)	(105,599)	(24,345)
Inventories	2,180	(30,421)	(40,748)
Prepaid expenses	(1,247)	50	1,130
Other assets	364	63	24
Accounts payable	(45,430)	64,936	4,485
Accrued liabilities	9,594	10,996	5,137
Income taxes payable	(317)	451	929
Net cash flows provided by (used in) operating activities	16,870	10,963	(19,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,352)	(12,097)	(28,939)
Proceeds from sale of property, plant and equipment	59	398	8
Acquisition of business	24	(17,376)	—
Net cash flows provided by (used in) investing activities	(15,269)	(29,075)	(28,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,898)	—	—
Net borrowings under credit facility	5,000	15,000	45,000
Payments of cash dividends	(8,721)	(8,249)	(8,220)
Finance lease obligation payments	—	—	(15)
Net cash flows provided by (used in) financing activities	(6,619)	6,751	36,765

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(554)	1,117	(2,858)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	(5,572)	(10,244)	(14,179)
CASH AND TEMPORARY INVESTMENTS, beginning of period	29,909	40,153	54,332
CASH AND TEMPORARY INVESTMENTS, end of period	$24,337	$29,909	$40,153
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$9,711	$8,092	$3,332
Cash payments for income taxes, net of refunds	$23,699	$18,053	$1,806

The accompanying notes are an integral part of these consolidated statements.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miller Industries, Inc., and subsidiaries (the “Company”) is The World’s Largest Manufacturer of Towing and Recovery Equipment®. The principal markets for the Company’s towing and recovery equipment are approximately 76 distributor locations and the users of towing and recovery equipment located primarily throughout North America, and over 30 distributors that serve other foreign markets. The Company’s products are marketed under the brand names of Century®, Vulcan®, ChevronTM, Holmes®, Challenger®, Champion®, JigeTM, BonifaceTM, Titan® and Eagle®.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated.

To facilitate timely reporting, the consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include: income tax accruals, the net realizable value of inventory, warranty accruals, allowance for expected credit losses, legal accruals, impairment testing to goodwill, other long-lived assets, stock-based compensation, and valuations of the assets acquired and liabilities assumed in a business combination or asset acquisition, when applicable. Actual results could differ materially from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment and other relevant factors, as applicable. Management adjusts such estimates and assumptions when facts and circumstances dictate.

Cash and Temporary Investments

Cash consists of deposits held at financial institutions. We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Accounts Receivable and Allowance for Credit Losses

Trade receivables are presented net of an allowance for credit losses of $1.8 million and $1.5 million as of December 31, 2024 and 2023, respectively. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. The allowance is estimated using a combination of factors including the age of receivable balances and historical credit loss experience, supplemented by the Company’s knowledge of customer specific information, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We write off any amounts deemed uncollectible against the established allowance for credit losses.

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

Our trade receivables are exposed to a concentration of credit risk with certain large customers. We perform regular credit evaluations of our customers’ financial conditions and maintain reserves for losses through the established allowance for credit losses. Historically, such

44 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

losses have been within our expectations. As of December 31, 2024, there was one customer with a trade account receivable of 14.9% of the Company’s total trade receivables. As of December 31, 2023, there was no one customer with a trade account receivable greater than 10% of the Company’s total trade receivables.

Refer to the “Accounts Receivables and Allowance for Credit Losses” policy within this Note for additional information on the accounting treatment of reserves for allowance for credit losses.

Inventories, Net

Inventory costs associated with the manufacturing of inventories include materials, labor, and factory overhead. Inventories are valued at the lower of cost or net realizable value determined primarily on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation, and other factors in determining net realizable value. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with the sale of the asset. Significant variances in those estimates may require a revision to future inventory reserve estimates.

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

We capitalize project costs relating to computer software development when the activities related to the project reach the application stage and amortize those costs to expense on a straight-line basis over five years. Costs that are associated with the preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred.

Depreciation expense for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 20 to 30 years, and machinery and equipment, furniture and fixtures, and software costs are depreciated over 5 to 10 years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

Business Combinations

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting under which all acquired tangible and identifiable intangible assets, assumed liabilities, and applicable noncontrolling interests are recognized at fair value as of the respective acquisition date, while the costs associated with the acquisition of a business are expensed as incurred.

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

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value is determined by analyzing the expected present value of future cash flows. If the carrying value of a reporting unit continues to exceed its fair value, the fair value of goodwill is calculated and an impairment loss equal to the excess is recorded.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived assets may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available, independent appraisals or sales price negotiations. No impairment loss was recognized for long-lived assets during the years ended December 31, 2024 and 2023, respectively.

The following table summarizes long-lived assets by geographic location for the years ended:

	December 31,
(in thousands)	2024	2023	2022
Geographic Regions:
North America	$129,181	$129,039	$120,009
Foreign	7,341	6,881	4,665
Total Long-Lived Assets	$136,522	$135,920	$124,674

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

We apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2024, 2023 and 2022 was immaterial. We do not separate lease and non-lease components.

Our leases have remaining lease terms and expire at various dates through 2029. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option. Lease payments during renewal periods were considered in the calculation of right-of-use assets and lease obligations.

See Note 9 – “Leases” for additional information regarding leases.

Contract Assets and Contract Liabilities

Contract assets are recognized when a performance obligation has been satisfied, and the Company has an unconditional right to receive payment for the goods or services transferred. Contract assets are transferred to accounts receivable when the rights for payment become unconditional. Contract liabilities are recognized when the Company receives consideration from a customer before satisfying a performance obligation.

For the years ended December 31, 2024, 2023, and 2022 the Company did not have contract assets. Terms on account receivables vary and are based on specific terms agreed upon with the customer. For each of the years ended December 31, 2024, 2023 and 2022, contract liabilities were $0.2 million and are included in accrued liabilities on the accompanying consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, the Company did not increase contract liabilities. For the years ended December 31, 2024, 2023 and 2022, the Company settled $15.1 thousand, for each of the three years ended of this liability with a contract credit in lieu of satisfaction of these obligations.

46 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Warranty expense in 2024, 2023 and 2022, was $4.7 million, $4.0 million and $3.2 million, respectively.

The table below provides a summary of the warranty liability:

	December 31,
(in thousands)	2024	2023
Accrual, Beginning of the year	$2,813	$2,098
Provision	4,668	4,048
Settlement and other, net of translation adjustment	(3,968)	(3,333)
Accrual, End of the year	$3,513	$2,813

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity, and the weighted average exchange rate during the period for revenue and expense accounts. Foreign currency translation adjustments resulting from such translations are included in shareholders’ equity. Intercompany transactions denominated in a currency other than the functional currency are remeasured into the functional currency. Gains and losses resulting from foreign currency transactions are included in other (income) expense, net in our consolidated statements of income.

Income Taxes

We account for income taxes using the asset and liability method. The Company is subject to income taxes in both the United States and foreign jurisdictions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Tax loss carryforwards, reversal of deferred tax liabilities, tax planning, and estimates of future taxable income are considered in assessing the need for a valuation allowance.

The company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company also records interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2024 and 2023, the Company reported no unrecognized tax benefits in the consolidated balance sheets and no activity relating to unrecognized tax positions was recognized in the consolidated statements of income.

Revenue Recognition

Revenues are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs upon shipment, which is when control of the promised goods or service is transferred to a customer. From time to time, revenue is recognized under a bill-and-hold arrangement. Recognition of revenue on bill-and-hold arrangements occurs when control transfers to the customer. Control transfers when the reason for the bill-and-hold arrangement is substantive, the product is separately identified as belonging to the customer, the product is ready for physical transfer, and the product cannot be used or directed to another customer.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Disaggregation of Revenue

The following table summarizes revenue by region for the years ended:

	December 31,
(in thousands)	2024	2023	2022
Geographic Regions:
North America	$1,131,834	$1,038,964	$765,307
Foreign	125,666	114,390	83,149
TOTAL NET REVENUE	$1,257,500	$1,153,354	$848,456

Research and Development

The Company’s research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs were $6.2 million, $6.0 million and $4.0 million, for fiscal years ending December 31, 2024, 2023 and 2022, respectively.

Shipping and Handling

The Company records revenues earned for shipping and handling as revenue, while the costs are primarily included in cost of operations in our consolidated statements of income. Costs include all delivery expenses as well as all costs to prepare the product for shipment.

Stock-Based Compensation

Stock-based compensation provided to employees and non-employee directors is recognized in the consolidated statements of income based on the grant date fair value of the awards. The fair value of restricted stock units is determined by the grant date market price of our common stock. The compensation expense recognized for stock-based awards is net of estimated forfeitures and is recognized ratably over the requisite service period of the awards. All income tax effects of share-based awards are recognized in the consolidated statements of income as awards vest or are settled. We classify stock-based compensation in selling, general and administrative expenses within the consolidated statements of income. See Note 12 – “Stock Incentive Plans” for additional information regarding stock-based compensation.

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

Earnings Per Share

We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings per share based on the weighted average number of shares of common stock plus the effect of potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock include outstanding restricted stock units. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect. See Note 13 – “Earnings Per Share” for additional information.

48 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Recently Adopted Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require an entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under this ASU. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance in the fiscal year beginning January 1, 2024, and there was no impact on the Company’s reportable segments identified. Additional required disclosures have been added (see Note 1 – “Organization and Summary of Significant Accounting Policies” - Segment Disclosures).

Recently Issued Standards

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

Segment Disclosures

The Company has one reportable segment identified as towing and recovery equipment, which is manufactured in the United States, United Kingdom, and France.  The Company designs and manufactures bodies of car carriers and wreckers, which are installed on chassis (manufactured by third parties) and sold to our customers.  Net sales is primarily derived from the sale of towing and recovery equipment through our distributor network or directly to end-user customers.

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income as reported on the consolidated statements of income.  The CODM also uses current market conditions to evaluate income generated from segment assets in deciding whether to recommend reinvesting profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends.  Net income is used to monitor budget versus actual results.  The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors.  The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies included in Note 1 of this Annual Report on Form 10-K.  The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following tables contain information reviewed by the CODM:

	Years Ended December 31,
(in thousands)	2024	2023	2022
CONSOLIDATED STATEMENT OF INCOME
Net Sales by Geographic Region:
North America	$1,131,834	$1,038,964	$765,307
Foreign	125,666	114,390	83,149
Net Sales	1,257,500	1,153,354	848,456

Cost of Operations	1,086,695	1,001,500	766,037
Selling, general and administrative expenses	86,322	73,087	52,827
Interest expense, net	3,928	5,974	3,379
Other (income) expense, net	425	(991)	481
Income before taxes	80,130	73,784	25,732
Tax expense	16,636	15,493	5,386
CONSOLIDATED NET INCOME	$63,494	$58,291	$20,346

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Years Ended December 31,
(in thousands)	2024	2023
TOTAL ASSETS
Cash and temporary investments	$24,337	$29,909
Accounts Receivable, net of allowance for credit losses	313,413	286,138
Inventories, net	186,169	189,807
Prepaid expenses	5,847	4,617

Long-lived assets:
North America	129,181	129,039
Foreign	7,341	6,881
Net Long-Lived Assets	136,522	135,920

Other Assets	727	819
CONSOLIDATED TOTAL ASSETS	$667,015	$647,210

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

The allocation of the consideration for the net assets acquired from the acquisition from Southern Hydraulic Cylinder, Inc. were as follows:

(in thousands)
Sources of financing:
Cash	$17,352
Fair value of consideration transferred	17,352

Fair value of assets and liabilities:
Accounts receivable	2,245
Fixed assets	3,735
Inventory	3,467
Prepaid insurance	71
Intangibles	193
Total identifiable assets acquired	9,711

Assumed liabilities	738

Goodwill	$8,379

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is deductible for tax purposes. The acquisition of the assets and assumption of certain liabilities of Southern Hydraulic Cylinder, Inc. resulted in the recognition of $8.4 million of goodwill. The Company believes goodwill is attributable to the Company’s investment for its ability to stabilize supply chain through vertical integration, introduce automation, improve production efficiency, and the workforce of the acquired business.

The real property fair value of $3.0 million was comprised $2.8 million for the land and buildings, and $0.2 million for cranes. The fair value was determined by a third-party appraisal performed using a sales comparison approach and income approach. Net book value was determined to approximate fair market value for the remaining fixed assets.

50 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Identifiable intangible assets consisted of a restrictive covenant agreement of $25.0 thousand and order backlog of $168.0 thousand. The fair value of intangible assets was determined by a third-party valuation. The restrictive covenant agreement and order backlog were valued using the income approach, specifically the “with and without” method and “multi-period excess earnings” method, respectively.

The fair value of the assets acquired includes trade receivables of $2.2 million that are not purchased financial assets with credit deterioration. The Company does not anticipate any markdowns of trade receivables or corresponding credit losses.

The results of operations of SHC for the period from the May 31, 2023 acquisition date through December 31, 2024, are included in the accompanying consolidated statements of operations since the acquisition date. Transaction costs associated with the acquisition were not significant.

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for SHC, and the estimated fair values of the assets acquired, and liabilities assumed have been included in the Company’s consolidated financial statements since the date SHC acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc. For the year ended December 31, 2024, SHC contributed approximately $8.1 million to the Company’s revenues and increased pretax income by approximately $0.9 million. Earnings for the period include adjustments made for the elimination of intercompany sales and profits, as well as sales of finished goods recorded at market value as part of the acquisition.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Southern Hydraulic Cylinder, Inc. for the periods as shown as if the acquisition from Southern Hydraulic Cylinder, Inc. had occurred on January 1, 2022. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

	Pro Forma Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$1,257,500	$1,156,639	$861,320
Income Before Income Taxes	$80,130	$74,404	$22,250

3.INVENTORY

Inventories, net of reserves, consisted of the following:

	December 31,
(in thousands)	2024	2023
Chassis	$36,930	$29,748
Raw materials	77,358	89,048
Work in process	48,251	47,934
Finished goods	23,630	23,077
Total Inventory	$186,169	$189,807

For the years ended December 31, 2024 and 2023, inventories presented in the consolidated balance sheets are net of inventory reserves of $5.2 million and $5.6 million, respectively.

The Company did not recognize any impairment of inventory.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

4.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Land and improvements	$22,580	$19,596
Buildings and improvements	85,993	86,346
Machinery and equipment	93,275	86,250
Furniture and fixtures	14,732	13,560
Software costs	15,845	11,806
Total property, plant and equipment, gross	232,425	217,558
Less accumulated depreciation	(116,446)	(102,486)
Total property, plant and equipment, net	$115,979	$115,072

Depreciation expense related to property and equipment was $14.1 million, $13.2 million, and $11.8 million for the years ended December 31, 2024, 2023 and 2022 respectively.

5.GOODWILL

The Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Southern Hydraulic Cylinder, Inc. resulted in the recognition of approximately $8.4 million of goodwill. For additional information on the Company’s acquisition from Southern Hydraulic Cylinder, Inc., see Note 2 – “Business Combinations”.

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2023	$20,022
SHC, Inc.	(24)
Balance as of December 31, 2024	$19,998

6.ACCRUED LIABILITIES

The major classes of accrued liabilities are summarized as follows:

	December 31,
(in thousands)	2024	2023
Accrued wages, commissions, bonuses and benefits	$28,312	$20,847
Accrued sales related expenses	7,770	5,919
Deferred revenue	4,410	5,901
Accrued product warranty	3,513	2,813
Other	6,615	5,313
Total Accrued Liabilities	$50,620	$40,793

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

52 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Interest expense on the credit facility was $4.2 million, $3.4 million, and $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. We were in compliance with all covenants under the credit facility as of December 31, 2024.

The Company had outstanding borrowings of $65.0 million under the credit facility as of December 31, 2024. The Company had outstanding borrowings of $60.0 million under the credit facility as of December 31, 2023.

8.INCOME TAXES

The following table summarizes income/(loss) before income taxes, including intercompany amounts:

	December 31,
(in thousands)	2024	2023	2022
United States	$69,422	$65,068	$21,572
Foreign	10,708	8,716	4,160
Total	$80,130	$73,784	$25,732

The following table presents the significant components of the income tax provision:

	December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$15,589	$14,949	$3,225
State	311	541	180
Foreign	1,906	2,184	920
Total Current	$17,806	$17,674	$4,325

Deferred:
Federal	$(789)	$(1,797)	$890
State	(358)	(310)	91
Foreign	(23)	(74)	80
Total Deferred	$(1,170)	$(2,181)	$1,061
Provision for/(Benefit from) Income Taxes	$16,636	$15,493	$5,386

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	—%	0.2%	0.8%
Excess of foreign tax over U.S. tax on foreign income	(0.5)%	0.4%	0.5%
Domestic tax deductions and credits	0.6%	(0.2)%	(1.3)%
Foreign derived intangible income deduction	(0.4)%	(0.6)%	(0.3)%
Other	—%	0.2%	0.3%
Effective Tax Rate	20.8%	21.0%	21.0%

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in thousands)	2024	2023
Deferred Tax Assets:
Allowance for credit losses	$377	$307
Accruals and reserves	2,021	3,169
Research and development	3,834	2,316
Other	2,252	1,099
Total deferred tax assets	8,484	6,891
Deferred Tax Liabilities:
Property, plant, and equipment	10,224	10,701
Other	1,145	260
Total deferred tax liabilities	11,369	10,961
Net Deferred Tax Liability	$(2,885)	$(4,070)

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

As of December 31, 2024 and 2023, the Company had no federal net operating loss carryforwards, and a state net operating loss carryforward of approximately $8.9 million.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s 2020 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state, or non-U.S. income tax examination prior to 2020.

9.LEASES

The following table summarizes the components of lease cost:

	December 31,
(in thousands)	2024	2023	2022
LEASE COST
FINANCE LEASE COST:
Amortization of right-of-use assets	$—	$—	$14
Interest on lease obligation	—	—	1
Total finance lease cost	—	—	15
OPERATING LEASE COST:
Total long-term operating lease cost	367	365	387
Total short-term operating lease cost	788	368	592
TOTAL LEASE COST	$1,155	$733	$994

The following table summarizes supplemental balance sheet and other information related to leases at:

	December 31,
(in thousands)	2024	2023
OPERATING LEASES:
Operating lease right-of-use assets	$545	$826

Current Portion of Operating Lease Liabilities	318	320
Long-Term Operating Lease Liabilities	227	506
TOTAL OPERATING LEASE LIABILITIES	$545	$826

54 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents other lease information related to the Company’s leases:

	December 31,
	2024	2023
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	2.0	2.7
Finance leases	—	—

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	3.5%	3.5%

The following table summarizes supplemental cash flow information related to leases:

	December 31,
(in thousands)	2024	2023	2022
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$367	$365	$387
Financing cash flows from finance leases	—	—	15

Right-of-use assets obtained in exchange for new operating lease obligations	—	—	117

Future lease payments under non-cancellable leases as of December 31, 2024 were as follows:

(in thousands)	Operating Lease Obligations
Remaining lease payments to be paid during the year ended December 31,
2025	$347
2026	161
2027	54
2028	39
Thereafter	11
Total lease payments	612
Less imputed interest	(67)
Lease obligation as of December 31, 2024	$545

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the year ended December 31, 2024 of $0.1 million, and $0.2 million for each of the years ended 2023 and 2022. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million, $0.2 million, and $0.1 million for the year ended December 31, 2024, 2023, and 2022, respectively.

10.COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2024 and December 31, 2023, the Company had commitments of approximately $14.2 million and $8.6 million, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics, and the use of artificial intelligence. As of December 31, 2024 and December 31,

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2023, the Company had commitments related to the continuing implementation project of approximately $0.5 million and $1.4 million, respectively, in software license fees payable in installments through 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. For fiscal years ended December 31, 2024 and December 31, 2023, the maximum amount of collateral the Company could be required to purchase was $154.9 million and $128.7 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during fiscal 2024 and 2023, and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

For more information on stock-based compensation, the Company’s 2016 Stock Incentive Plan and the Company’s 2023 Non-Employee Director Stock Plan, see Note 12 – “Stock Incentive Plans” to our consolidated financial statements.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share that can be issued in one or more series. The terms, price and conditions of the preferred stock are set by the Board of Directors. No shares of preferred stock have been issued.

Dividends

The Company pays quarterly cash dividends and has paid quarterly cash dividends consecutively since May 2011. We paid cash dividends per share of common stock of $0.76 in fiscal 2024, and $0.72 in fiscal 2023, and 2022, respectively.

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the three months ended December 31, 2024, the Company did not repurchase any of common stock pursuant to the Repurchase Program. During the year ended December 31, 2024 the Company repurchased 49,500 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during 2024 was $2.9 million with an average share price of $58.58. All repurchased shares constitute authorized but unissued shares.

56 | FY 2024 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12.STOCK INCENTIVE PLANS

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

Effective May 26, 2023, the Company adopted the 2023 Non-Employee Director Stock Plan (the “2023 Plan”). Pursuant to the 2023 Plan, the Board of Directors may grant up to 125,000 shares under share-based awards to non-employee directors of the Company. The 2023 Plan provides for the issuance of restricted stock, restricted stock units, unrestricted shares of Common Stock and non-statutory stock options or any combination thereof on the first business day after each annual meeting of shareholders of the Company. The 2023 Plan was approved by the shareholders of the Company at its Annual Meeting on May 26, 2023. The 2023 Plan will terminate on May 26, 2033.

Restricted Stock Units

Restricted stock units are subject only to service conditions. Executive Officer awards under the 2016 Plan vest ratably between three and five years and non-employee director awards under the 2023 Plan cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units under the 2016 Plan and the 2023 Plan:

(in thousands, except share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	160,000	$29.95
Granted	18,835	33.98
Vested	(32,000)	(29.95)
Forfeited	—	—
Non-vested as of December 31, 2023	146,835	$33.98
Granted	118,493	45.99
Vested (1)	(50,835)	(31.44)
Forfeited	—	—
Non-vested as of December 31, 2024	214,493	$38.81

(1) Vested shares include 7,680 shares of common stock that vested and were withheld for employee taxes.

The following table provides additional data related to restricted share unit activity:

(in thousands, except weighted average period in years)	2024	2023	2022
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$3,973	$3,154	$4,392
Weighted average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.6	3.2	4.2
Total grant date fair value of shares of common stock vested during the year	$1,598	$958	$—

On April 11, 2023, the Compensation Committee of the Board of Directors adopted the 2023 Executive Annual Bonus Plan (the “2023 Bonus Program”). The 2023 Bonus Program supersedes and replaces the cash bonus programs the Company previously adopted for its Co-Chief Executive Officers in September 2018, for certain of its executive officers in May 2021 and for the Company’s executive officers in February 2022. Annual bonuses under the 2023 Bonus Program are payable in cash or, at higher levels of performance, may be paid partly in cash and partly as a grant of restricted stock units under the 2016 Plan.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

13.EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to calculate basic and diluted earnings per share:

	December 31,
(in thousands, except per share amounts)	2024	2023	2022
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$63,494	$58,291	$20,346
Weighted shares outstanding	11,449,864	11,438,965	11,416,667
Basic earnings per share of common stock	$5.55	$5.10	$1.78

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$63,494	$58,291	$20,346
Weighted shares outstanding - basic	11,449,864	11,438,965	11,416,667
Effect of dilutive securities	151,740	67,995	—
Weighted shares outstanding - diluted	11,601,603	11,506,960	11,416,667
Diluted earnings per share of common stock	$5.47	$5.07	$1.78

14.EMPLOYEE BENEFIT PLANS

Substantially all of our full-time employees with at least 90 days of service are eligible to be enrolled in our company-sponsored retirement savings plan which includes features under Section 401(k) of the Internal Revenue Code of 1986 and provides for matching and discretionary contributions by the Company. The Company matched 50.0% of the first 5.0% of the participants’ contribution during 2024. Matching contributions vest over the first five years of employment. Company contributions to the plan were $1.8 million, $1.6 million, and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

15.SUBSEQUENT EVENTS

Quarterly Dividend

On March 3, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share, which is a $0.01 increase over the prior quarter. The dividend is payable March 24, 2025 to shareholders of record as March 17, 2025.

58 | FY 2024 FORM 10-K

PART II	OTHER KEY INFORMATION

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

We evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page 34 of this Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

See page 35 of this Form 10-K for the attestation report of Elliott Davis, LLC, our independent registered public accounting firm, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III	OTHER KEY INFORMATION

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10, except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof, is incorporated by reference to the sections titled “Election of Directors”, “Corporate Governance”,  “Executive Officers”, and, if applicable, “Delinquent Section 16(a) Reports” in the definitive proxy statement (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s next annual meeting of shareholders.

The Proxy Statement will also contain information relating to the Company’s Securities Trading Policy, which information is incorporated herein by reference. A copy of the Company's Securities Trading Policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections titled “Executive Compensation” and “Director Compensation” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The Proxy Statement will also contain information relating to our equity compensation plans, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section titled “Accounting Matters” in the Proxy Statement.

60 | FY 2024 FORM 10-K

PART IV	OTHER KEY INFORMATION

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1Financial Statements: See our consolidated financial statements under Item 8.

2Financial Statement Schedule:

See “Schedule II – Valuation and Qualifying Accounts” within Item 15 below.

Certain Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3Exhibits. See “Index to Exhibits” within Item 15 below.

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period
(in thousands)
Year ended December 31, 2022
Deduction from asset accounts:
Allowance for credit losses	$1,155	174	(10)	$1,319

Year ended December 31, 2023
Deduction from asset accounts:
Allowance for credit losses	$1,319	208	—	$1,527

Year ended December 31, 2024
Deduction from asset accounts:
Allowance for credit losses	$1,527	323	—	$1,850

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 22, 2002)

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2023)

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2020)

10.1

Form of Noncompetition Agreement between the Registrant and certain officers of the Registrant (incorporated by reference to Exhibit 10.28 on Form S-1 (Registration No. 33-79430), filed with the SEC in August 1994)

10.2

Form of Indemnification Agreement by and between the Registrant and each executive officer of the Registrant† (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on September 14, 1998)

10.3

Form of Indemnification Agreement for Directors by and between the Registrant and each director of the Registrant† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 30, 2023)

PART IV	OTHER KEY INFORMATION

Exhibit No.	Description
10.4	Miller Industries, Inc. 2005 Equity Incentive Plan† (incorporated by reference to Annex B to the Company’s Schedule 14A, filed with the SEC on May 2, 2005)

10.5	Miller Industries, Inc. 2013 Non-Employee Director Stock Plan† (incorporated by reference to Annex A on the Company’s Schedule 14A, filed with the SEC on April 22, 2013)

10.6	Amendment No. 1 to Miller Industries, Inc. 2013 Non-Employee Director Stock Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 15, 2017)

10.7	Miller Industries, Inc. 2016 Stock Incentive Plan† (incorporated by reference to Appendix A on the Company’s Schedule 14A, filed with the SEC on April 19, 2017)

10.8	Miller Industries, Inc. 2023 Non-Employee Director Stock Plan† (incorporated by reference to Annex A on the Company’s Schedule 14A, filed with the SEC on May 2, 2023)

10.9	Miller Industries, Inc. 2023 Executive Annual Bonus Plan† (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K, filed with the SEC on March 6, 2024)

10.10	Change in Control Severance Plan of Miller Industries, Inc.† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on March 6, 2024)

10.11

Amended and Restated Loan Agreement, dated as of December 21, 2020, by and among the Miller Industries, Inc., certain of the wholly-owned subsidiaries of Miller Industries, Inc., and First Horizon Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 23, 2020)

10.12

Amended and Restated Master Revolving Credit Note dated as of December 21, 2020 issued by Miller Industries, Inc. to First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on December 23, 2020)

10.13

First Amendment to the Amended and Restated Loan Agreement, dated as of October 28, 2022, by and among Miller Industries, Inc., certain of wholly-owned subsidiaries of Miller Industries, Inc., and First Horizon Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on November 3, 2022)

10.14

Amended and Restated Master Revolving Credit Note dated as of October 28, 2022, issued by Miller Industries, Inc. to First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on November 3, 2022)

10.15	Form of Restricted Stock Unit Award Agreement† (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 7, 2022)

10.16

Asset Purchase Agreement, dated May 31, 2023, by and among Miller Industries, Inc., VAC, Inc., Southern Hydraulic Cylinder, Inc., F. Stephen Miller, The Estate of William M. Buchanan, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 1, 2023)

10.17

Cooperation Agreement by and among Miller Industries, Inc. and the Lakeview Parties, effective as of March 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 10, 2023)

10.18	First Amended and Restated Change in Control Severance Plan of Miller Industries, Inc., effective November 11, 2024*†

19	Miller Industries, Inc. Securities Trading Policy*

62 | FY 2024 FORM 10-K

PART IV	OTHER KEY INFORMATION

Exhibit No.	Description
21	Subsidiaries of Miller Industries, Inc.*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

97.1	Excess Incentive-Based Compensation Recoupment Policy of the Company (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K, filed with the SEC on March 6, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL

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

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2025.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2025.

SIGNATURE	TITLE
/s/ William G. Miller
William G. Miller	Chairman of the Board of Directors
/s/ William G. Miller, II
William G. Miller, II	President, Chief Executive Officer and Director
/s/ Deborah L. Whitmire	Executive Vice President, Chief Financial Officer and Treasurer
Deborah L. Whitmire	(Principal Financial and Accounting Officer)
/s/ Theodore H. Ashford, III
Theodore H. Ashford, III	Director
/s/ A. Russell Chandler, III
A. Russell Chandler, III	Director
/s/ Leigh Walton
Leigh Walton	Director
/s/ Susan Sweeney
Susan Sweeney	Director
/s/ Jill Sutton
Jill Sutton	Director
/s/ Javier Reyes
Javier Reyes	Director
/s/ Peter Jackson
Peter Jackson	Director

64 | FY 2024 FORM 10-K