Form 10-Q
period 2025-03-31
MILLER INDUSTRIES INC /TN/
filed 2025-05-07
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2025 was 11,459,278.

TABLE

2 | Q1 FY 2025 FORM 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, statements about anticipated effects of adopting certain accounting standards, statements made with respect to future operating results, and statements about trends, events, or developments that we expect or anticipate will occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”, “estimate”, “predict”, “expect”, “anticipate”, and similar expressions, or the negative of such terms, or other comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks set forth in Part I, Item 1A – “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other filings with the Securities and Exchange Commission.

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$27,360	$24,337
Accounts receivable, net of allowance for credit losses of $1,907 and $1,850 as of March 31, 2025 and December 31, 2024, respectively	292,574	313,413
Inventories, net	164,897	186,169
Prepaid expenses	16,114	5,847
Total current assets	500,945	529,766
NON-CURRENT ASSETS:
Property, plant and equipment, net	117,502	115,979
Right-of-use assets – operating leases	500	545
Goodwill	19,998	19,998
Other assets	762	727
TOTAL ASSETS	$639,707	$667,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113,512	$145,853
Accrued liabilities	39,520	50,620
Income taxes payable	1,887	1,082
Current portion of operating lease obligation	319	318
Total current liabilities	155,238	197,873
NON-CURRENT LIABILITIES:
Long-term obligations	75,000	65,000
Non-current portion of operating lease obligation	181	227
Deferred income tax liabilities	2,782	2,885
TOTAL LIABILITIES	233,201	265,985

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued – 11,459,278 and 11,439,292 shares as of March 31, 2025 and December 31, 2024, respectively	115	114
Additional paid-in capital	153,523	153,704
Retained earnings	260,715	254,938
Accumulated other comprehensive loss	(7,847)	(7,726)
TOTAL SHAREHOLDERS’ EQUITY	406,506	401,030
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$639,707	$667,015

See notes to condensed consolidated financial statements.

4 | Q1 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
(in thousands, except share and per share amounts)	2025	2024
NET SALES	$225,651	$349,871
COST OF OPERATIONS	191,707	305,628
GROSS PROFIT	33,944	44,243

OPERATING EXPENSES:
Selling, general and administrative expenses	23,260	21,543

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	95	1,245
Other (income) expense, net	(202)	(33)
Total expense, net	23,153	22,755

INCOME BEFORE INCOME TAXES	10,791	21,488
INCOME TAX PROVISION	2,726	4,465
NET INCOME	$8,065	$17,023

INCOME PER SHARE OF COMMON STOCK:
Basic	$0.70	$1.49
Diluted	$0.69	$1.47

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.20	$0.19

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,450	11,452
Diluted	11,614	11,556

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2025	2024
NET INCOME	$8,065	$17,023

OTHER COMPREHENSIVE (LOSS):
Foreign currency translation adjustment	(121)	(575)
Total other comprehensive (loss)	(121)	(575)

TOTAL COMPREHENSIVE INCOME	$7,944	$16,448

See notes to condensed consolidated financial statements.

6 | Q1 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2023	11,445,640	$114	$153,574	$200,165	$(5,933)	$347,920
Issuance of common stock, net of shares withheld for employee taxes	24,320	1	(214)	—	—	(213)
Stock-based compensation	—	—	383	—	—	383
Dividends paid ($0.19)	—	—	—	(2,179)	—	(2,179)
Foreign currency translation gain (loss)	—	—	—	—	(575)	(575)
Net income	—	—	—	17,023	—	17,023
BALANCE, March 31, 2024	11,469,960	$115	$153,743	$215,009	$(6,508)	$362,359

BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030
Issuance of common stock, net of shares withheld for employee taxes	66,803	1	—	—	—	1
Stock-based compensation	—	—	1,921	—	—	1,921
Repurchases of common stock	(46,817)	—	(2,102)	—	—	(2,102)
Dividends paid ($0.20)	—	—	—	(2,288)	—	(2,288)
Foreign currency translation gain (loss)	—	—	—	—	(121)	(121)
Net income	—	—	—	8,065	—	8,065
BALANCE, March 31, 2025	11,459,278	$115	$153,523	$260,715	$(7,847)	$406,506

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,065	$17,023
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,657	3,506
Gain on disposal of property, plant and equipment	(16)	(7)
Provision for credit losses	54	52
Issuance of common stock, net of shares withheld for employee taxes	—	(214)
Stock-based compensation	1,921	383
Deferred tax provision	(175)	37
Changes in operating assets and liabilities:
Accounts receivable	20,791	(52,972)
Inventories	21,291	5,003
Prepaid expenses	(10,268)	(4,230)
Other assets	15	116
Accounts payable	(32,336)	37,588
Accrued liabilities	(10,669)	2,738
Income taxes payable	384	(46)
Net cash flows provided by (used in) operating activities	2,714	8,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,128)	(4,672)
Proceeds from sale of property, plant and equipment	—	9
Net cash flows provided by (used in) investing activities	(5,128)	(4,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,102)	—
Net borrowings under credit facility	10,000	(5,000)
Payments of cash dividends	(2,288)	(2,179)
Net cash flows provided by (used in) financing activities	5,610	(7,179)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	(173)	(235)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	3,023	(3,100)
CASH AND TEMPORARY INVESTMENTS, beginning of period	24,337	29,909
CASH AND TEMPORARY INVESTMENTS, end of period	$27,360	$26,809
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$961	$1,003
Cash payments for income taxes, net of refunds	$763	$277

See notes to condensed consolidated financial statements.

8 | Q1 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

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

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. Financial results presented for this fiscal 2025 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The condensed consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from the applicable period end (December 31st or March 31st) by 31 days (or less) to facilitate timely reporting.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 also requires entities with a single reportable segment to provide all segment disclosures under Accounting Standards Codification (ASC) 280, including the new disclosures under this ASU. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance in the fiscal year beginning January 1, 2024, and included additional disclosures as required in Note 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There was no impact on the Company’s reportable segments identified.

There were no new material accounting standards adopted in the three months ended March 31, 2025.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state, and foreign taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on its disclosures including the method and timing of adoption.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Chief Operating Decision Maker (the “CODM”) is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income as reported on the consolidated statements of income. The CODM also uses current market conditions to evaluate income generated from segment assets in deciding whether to recommend reinvesting profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends.  Net income is used to monitor budget versus actual results.  The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors.  The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies included in Note 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following tables contain information reviewed by the CODM:

	Three Months Ended March 31
(in thousands)	(Unaudited)
CONSOLIDATED STATEMENT OF INCOME	2025	2024
Net Sales by Geographic Region:
North America	$186,338	$318,536
Foreign	39,313	31,335
Net Sales	225,651	349,871

Cost of Operations	191,707	305,628
Selling, general and administrative expenses	23,260	21,543
Interest expense, net	95	1,245
Other (income) expense, net	(202)	(33)
Income before taxes	10,791	21,488
Tax expense	2,726	4,465
CONSOLIDATED NET INCOME	$8,065	$17,023

	March 31, 2025	December 31, 2024
(in thousands)	(Unaudited)
TOTAL ASSETS
Cash and temporary investments	$27,360	$24,337
Accounts Receivable, net of allowance for credit losses	292,574	313,413
Inventories, net	164,897	186,169
Prepaid expenses	16,114	5,847

Long-lived assets:
North America	131,078	129,181
Foreign	6,922	7,341
Net Long-Lived Assets	138,000	136,522

Other Assets	762	727
CONSOLIDATED TOTAL ASSETS	$639,707	$667,015

10 | Q1 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          INVENTORIES

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or net realizable value, primarily determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation, and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Chassis	$26,466	$36,930
Raw materials	69,319	77,358
Work in process	44,871	48,251
Finished goods	24,240	23,630
TOTAL INVENTORY	$164,897	$186,169

For the three months ended March 31, 2025 and 2024, the Company did not recognize impairment of inventory.

As of March 31, 2025 and December 31, 2024, the Company’s balances are presented net of inventory reserves of $6.1  million and $5.2 million, respectively.

3.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Land and improvements	$22,576	$22,580
Buildings and improvements	90,500	85,993
Machinery and equipment	93,190	93,275
Furniture and fixtures	13,931	14,732
Software costs	15,383	15,845
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	235,580	232,425
Less accumulated depreciation	(118,078)	(116,446)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$117,502	$115,979

For the three months ended March 31, 2025 and 2024, depreciation expense related to property, plant and equipment was $3.7 million and $3.5 million, respectively.

4.          LONG-TERM OBLIGATIONS

Credit Facility

The Company’s loan agreement with First Horizon Bank, which governs its $100.0 million amended unsecured revolving credit facility with a maturity date of May 31, 2027, contains customary representations and warranties, events of default, and financial, affirmative, and negative covenants for loan agreements of this kind. The credit facility restricts the payment of cash dividends if the payment would cause the Company to be in violation of the minimum tangible net worth test or the leverage ratio test in the loan agreement, among various other customary covenants. In the absence of default, all borrowings under the credit facility bear interest at the one-month Term Secured Overnight Financing Rate (SOFR) plus 1.00% or 1.25% per annum.

We were in compliance with all covenants under the credit facility throughout 2024 and during the first three months of 2025. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

For the three months ended March 31, 2025 and 2024, interest expense on the credit facility was $1.0 million and $0.9 million, respectively. The Company had outstanding borrowings of $75.0 million and $65.0 million under the credit facility as of March 31, 2025 and December 31, 2024, respectively.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          INCOME TAXES

As of March 31, 2025, the Company had no federal net operating loss carryforwards. As of March 31, 2025 and December 31, 2024, state net operating loss carryforwards were $8.9 million.

6.          LEASES

We have lease agreements for equipment and facilities under long-term, non-cancellable leases. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from, and have the ability to direct, the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes the components of lease cost:

	Three Months Ended
	March 31
(in thousands)	2025	2024
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	86	95
Total short-term operating lease cost	141	193
TOTAL LEASE COST	$227	$288

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended
	March 31
(in thousands)	2025	2024
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$86	$95

The following table presents other lease information related to the Company’s leases:

	March 31,	December 31,
	2025	2024
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	1.9	2.0

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	3.5%	3.5%

12 | Q1 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future lease payments under non-cancellable leases as of March 31, 2025 were as follows:

(in thousands)	Operating Lease Obligations
REMAINING FISCAL 2025	$260
2026	161
2027	54
2028	39
2029	12
TOTAL LEASE PAYMENTS	526
Less imputed interest	(26)
LEASE OBLIGATION AS OF MARCH 31, 2025	$500

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs during the three months ended March 31, 2025 and 2024 of $0.1 million and $0.1 million, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.

7.          COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2025 and December 31, 2024, the Company had commitments of approximately $10.0 million and $14.2 million, respectively, for construction and acquisition of property, plant and equipment. During the first quarter of 2025, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency.

The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and has continued to implement additional modules such as enterprise performance management, human capital management, cybersecurity, data analytics, and the use of closed-loop artificial intelligence. As of March 31, 2025 and December 31, 2024, the Company had commitments related to the continuing implementation project of approximately $0.5 million and $0.5 million in software license fees, respectively, payable in installments through the remainder of 2025.

In addition to these commitments, in March 2025, the Company’s Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France which is expected to begin in the third quarter of 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. For the three months ended March 31, 2025 and year ended December 31, 2024, the maximum amount of collateral the Company could be required to purchase was $154.1 million and $154.9 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the three months ended March 31, 2025 and year ended December 31, 2024 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          SHAREHOLDERS’ EQUITY

2016 Stock Incentive Plan

Effective August 2016, the Company adopted the Miller Industries, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Board of Directors may grant up to 800,000 shares of common stock under share-based awards to officers, directors, and employees, as well as consultants or advisors who provide services to the Company or a subsidiary. The 2016 Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance shares, performance units, and other stock-based awards or any combination thereof. The 2016 Plan will terminate on August 1, 2026.

2023 Non-Employee Director Stock Plan

Effective May 2023, the Company adopted the Miller Industries, Inc. 2023 Non-Employee Director Stock Plan (the “2023 Plan”).  Pursuant to the 2023 Plan, the Board of Directors may grant up to 125,000 shares under share-based awards to non-employee directors of the Company. The 2023 Plan provides for the issuance of restricted stock, restricted stock units, unrestricted shares of common stock and non-statutory stock options or any combination thereof on the first business day after each annual meeting of shareholders of the Company. The 2023 Plan will terminate on May 26, 2033.

2025 Stock Incentive Plan

On March 31, 2025, the Company’s Board of Directors approved the Miller Industries, Inc. 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan will become effective if approved by the Company’s shareholders at the Company’s 2025 annual meeting of shareholders, to be held on May 23, 2025.

Restricted Stock Units

Restricted stock units, once granted, are subject only to time-based service conditions. Executive officer awards vest ratably over three to five years (depending on award granted) and non-employee director awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan and the 2023 Plan for the three months ended March 31, 2025:

(in thousands, except share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	214,493	$38.81
Granted	124,349	44.70
Vested (1)	(87,897)	49.81
Forfeited	—	—
Non-vested as of March 31, 2025	250,945	$45.07
(1)	Vested shares include 21,094 shares of common stock that vested and were withheld for employee taxes.

The following table provides additional data related to restricted stock unit grants under the 2016 Plan and the 2023 Plan:

(in thousands, except weighted-average period in years)	March 31, 2025
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$6,201
Weighted-average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.7
Total grant date fair value of shares of common stock vested during the year	$1,598

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

14 | Q1 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the three months ended March 31, 2025 the Company repurchased 46,817 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the first quarter was $2.1 million with an average price of $44.90 per share.

9.          REVENUE

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

Net revenues by geographic region are as follows:

	Three Months Ended
	March 31
(in thousands)	2025	2024	Change
Geographic regions:
North America	$186,338	$318,536	(41.5)%
Foreign	39,313	31,335	25.5%
TOTAL NET REVENUE	$225,651	$349,871	(35.5)%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and temporary investments and trade accounts receivable. As of March 31, 2025 and December 31, 2024, the Company had cash deposited net of outstanding checks of $27.4 million and $24.3 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2025 or the comparable period in 2024.

As of March 31, 2025, there was one customer with a trade accounts receivable of 12.5% of the Company’s total trade receivable. As of December 31, 2024 there was one customer with a trade accounts receivable of 14.9% of the Company’s total trade receivable.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended
	March 31
(in thousands, except share and per share amounts)	2025	2024
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$8,065	$17,023
Weighted shares outstanding	11,449,893	11,452,054
Basic earnings per share of common stock	$0.70	$1.49

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$8,065	$17,023
Weighted shares outstanding - basic	11,449,893	11,452,054
Effect of dilutive securities	163,853	103,951
Weighted shares outstanding - diluted	11,613,746	11,556,005
Diluted earnings per share of common stock	$0.69	$1.47

11.          SUBSEQUENT EVENTS

Dividends

On May 5, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share. The dividend is payable June 9, 2025, to shareholders of record as of June 2, 2025.

16 | Q1 FY 2025 FORM 10-Q

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

The MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

To facilitate timely reporting, the condensed consolidated financial statements include accounts of certain subsidiaries whose closing dates differ from the applicable period end (December 31st or March 31st) by 31 days (or less).

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing research and development facility in Chattanooga in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact. Our investments in strategic and planned projects have contributed to our increased production capacity and optimized our manufacturing processes, including investing in component re-design capabilities that allow for more flexibility in our manufacturing and sourcing. In addition, our strategic investment in Southern Hydraulic Cylinder, Inc. in May 2023, allowed us to strengthen our efforts to enhance the stability of our supply chain. Our recent domestic plant expansion and modernization projects have installed sophisticated robotics systems and other advanced technologies to complement our talented workforce. The projects completed during the period from 2017 to 2021 were at a cost of over $82 million. As we continue to focus on modernization and operational excellence, we expect to continue to invest in robotics and automated material handling equipment across all our domestic manufacturing facilities.

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

Based on the productivity enhancements that we have implemented and improved supply chain conditions, our gross profit as a percentage of sales improved for the three months ended March 31, 2025, despite net sales and earnings being lower for the period. During the quarter, our results continued to be affected by the high levels of chassis inventory in our distribution channel, as our distributors worked through the inventory buildup stemming primarily from inconsistent supplier delivery schedules throughout 2024. We believe that chassis and body inventory levels are moving closer to optimal levels and that the flow of manufactured equipment and chassis deliveries will become more synchronized during the second half of 2025. We will continue to monitor our backlog and order entry levels, and believe we are well-positioned to seize opportunities during the remainder of 2025.

MD&A

Our performance will be heavily influenced by, among other things, timing of supply chain deliveries and global supply chain pressures, the continuing impact of geopolitical factors, general economic factors and the potential impact of tariffs, the rising cost of equipment ownership, and regulations regarding emissions standards.

●	During the first quarter of 2025, we experienced, and continue to experience, uncertainty around the implementation of new or increased U.S. tariffs, changes in U.S. trade policies, and the potential escalation of trade tensions and retaliatory measures by foreign governments. While we believe the diversity and strength of our supply chain leaves us well positioned to navigate these uncertainties, the applicability and ultimate impact of these matters, costs of component parts, chassis and raw materials, and foreign currency translation, still remains unknown.
●	In addition, the rising cost of equipment ownership can pose a significant challenge for end-market towers. Recent increases in insurance premiums and interest rates have added cost pressures to our end users, and fluctuations in the value of used trucks have affected trade-in values and new equipment purchases.
●	As of January 1, 2025, new regulations with near zero emission standards were adopted by certain states, which limit the amount of diesel-powered commercial vehicles that can be registered and, therefore, the number of vehicles we can sell in these states. Despite significant lobbying efforts and signals that steps may be taken at the federal level to repeal these regulations, the situation remains dynamic, and has impacted demand from customers in these states. Further information regarding the California Air Resources Board’s regulations is included under the heading “Government Regulations and Environmental Matters” in Part I, Item 1 – “Business” and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the 2024 fiscal year.

The impact of these factors remains largely out of our control, and we currently anticipate that one or more of these factors could have an adverse impact on our production capabilities, financial results, and cash flows through the remainder of 2025.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2025, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31
(in thousands)	2025	2024	Change
NET SALES	$225,651	$349,871	(35.5)%
COST OF OPERATIONS	191,707	305,628	(37.3)%
GROSS PROFIT	33,944	44,243	(23.3)%
OPERATING EXPENSES:
Selling, general and administrative	23,260	21,543	8.0%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	95	1,245	(92.4)%
Other (income) expense, net	(202)	(33)	512.5%
Total expenses, net	23,153	22,755	1.7%
INCOME BEFORE INCOME TAXES	10,791	21,488	(49.8)%
INCOME TAX PROVISION	2,726	4,465	(38.9)%
NET INCOME	$8,065	$17,023	(52.6)%

18 | Q1 FY 2025 FORM 10-Q

MD&A

Net Sales

Net sales for the three months ended March 31, 2025 were $225.7 million compared to $349.9 million for the corresponding period in fiscal 2024, a decrease of 35.5%. The decrease in net sales was primarily due to a reduction of chassis deliveries to mitigate inventory buildup in our distribution channel.

Net foreign sales for the three months ended March 31, 2025 were $39.3 million compared to $31.3 million for the corresponding period in fiscal 2024, an increase of 25.5%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended March 31, 2025 was $191.7 million compared to $305.6 million for the corresponding period in fiscal 2024, a decrease of 37.3%. The decrease in cost of operations was consistent with the anticipated decrease in sales.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended March 31, 2025 was $33.9 million compared to $44.2 million for the corresponding period in fiscal 2024, a decrease of 23.3%. This decrease was primarily due to the anticipated decrease in sales. As a percentage of sales, gross profit was 15.0% for the three months ended March 31, 2025, compared to 12.6% in the corresponding period in fiscal 2024, an increase of 19.0%. The year over year increase was primarily due to a favorable product mix driven by the decrease in chassis deliveries.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2025 were $23.3 million compared to $21.5 million for the corresponding period in fiscal 2024, an increase of 8.0%. The increase in selling, general and administrative expenses was primarily due to compensation expense and incentives for all employees, including training and more competitive compensation to improve employee retention. As a percentage of net sales, selling, general and administrative expenses increased to 10.3% for the three months ended March 31, 2025, from 6.2% for the comparable period in fiscal 2024.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025 was $0.1 million compared to $1.2 million for the corresponding period in fiscal 2024, a decrease of 92.4%. Interest expense as of March 31, 2025 of $2.4 million was consistent with the interest expense of $2.2 million for the comparable period in 2024, offset by increased interest income of $2.3 million for the three months ended March 31, 2025, compared to interest income of $0.9 million for the comparable period in 2024. The increase in interest income is due to increased billings on open accounts receivable balances.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.2 million and loss of $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Other (income) expense for the three months ended March 31, 2025 was de minimus.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2025 and 2024 reflects a combined federal, state, and foreign tax rate of 25.3% and 20.8%, respectively. The increase was primarily due to non-deductible executive compensation. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

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

MD&A

Cash and Temporary Investments

As of March 31, 2025, we had cash and temporary investments of $27.4 million, and $25.0 million in available borrowings under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and temporary investments balance as of March 31, 2025 included $20.5 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Three Months Ended
	March 31
(in thousands)	2025	2024	Change
Operating activities	$2,714	$8,977	(69.8)%
Investing activities	(5,128)	(4,663)	(47.5)%
Financing activities	5,610	(7,179)	178.1%
Effect of exchange rate changes on cash and temporary investments	(173)	(235)	26.4%
Net increase (decrease) in cash and temporary investments	$3,023	$(3,100)	197.5%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the three months ended March 31, 2025, net cash provided by operating activities was $2.7 million compared to net cash provided by operating activities of $9.0 million in the comparable period in fiscal 2024. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation, once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The change in operating activities was primarily driven by decreases in accounts receivable, inventory, and accounts payable, signifying further stabilization of changes in assets and liabilities as a result of continued supply chain recovery.

Cash Flows Provided by (Used in) Investing Activities

During the three months ended March 31, 2025, cash used in investing activities was $5.1 million compared to cash used in investing activities of $4.7 million for the comparable period in fiscal 2024. The cash used in investing activities was primarily for purchases of property, plant and equipment, as well as our continued investment in manufacturing automation and ERP system enhancements.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $5.6 million compared to cash used in financing activities of $7.2 million for the comparable period in fiscal 2024. The cash provided by financing activities was primarily due to an advance on the credit facility offset by cash payments for dividends and repurchases of common stock.

Contractual Obligations

As of March 31, 2025 and December 31, 2024, we had commitments of approximately $10.0 million and $14.2 million, respectively, for the acquisition of property, plant and equipment, and commitments of approximately $0.5 million in software license fees related to the implementation of our enterprise software solution. This decrease in commitments for acquisition of property, plant and equipment was due to our continued investments in automation and the use of robotics in our production processes to streamline efficiency. There have been no other material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Credit Facility

The Company had outstanding borrowings of $75.0 million and $65.0 million under the credit facility as of March 31, 2025 and December 31, 2024, respectively. See the disclosure under the heading “Credit Facility” in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

20 | Q1 FY 2025 FORM 10-Q

MD&A

As of May 1, 2025, the outstanding balance on our credit facility was $70.0 million.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.5 million and $0.6 million in non-cancellable operating lease obligations as of March 31, 2025 and December 31, 2024, respectively. We had no non-cancellable finance lease obligations as of March 31, 2025 and December 31, 2024.

Capital Expenditures

Capital expenditures during the three months ended March 31, 2025 and 2024 were $5.1 million and $4.7 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and the efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the three months ended March 31, 2025 in the use of robotics and automation in our production processes to streamline efficiency.

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

22 | Q1 FY 2025 FORM 10-Q

OTHER KEY INFORMATION

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The disclosures under the heading “Litigation” in Note 7 of the Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A.          RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended March 31, 2025:

	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 - January 31, 2025	—	$—	—	$22,102
February 1, 2025 - February 28, 2025	—	$—	—	$22,102
March 1, 2025 - March 31, 2025	67,911	$46.42	46,817	$20,000
TOTAL	67,911		46,817
(1)	Includes 21,094 shares of common stock withheld to cover employees’ tax withholding obligations upon the vesting of restricted stock units.
(2)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

EXHIBITS

ITEM 6.          EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

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

24 | Q1 FY 2025 FORM 10-Q

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ Deborah L. Whitmire

Deborah L. Whitmire Executive Vice President, Chief Financial Officer and Treasurer

Date: May 7, 2025

