Form 10-Q
period 2025-06-30
MILLER INDUSTRIES INC /TN/
filed 2025-08-06
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2025 was 11,458,123.

TABLE

2 | Q2 FY 2025 FORM 10-Q

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$31,821	$24,337
Accounts receivable, net of allowance for credit losses of $1,966 and $1,850 as of June 30, 2025 and December 31, 2024, respectively	270,419	313,413
Inventories, net	165,458	186,169
Prepaid expenses	17,711	5,847
Total current assets	485,409	529,766
NON-CURRENT ASSETS:
Property, plant and equipment, net	115,970	115,979
Right-of-use assets – operating leases	448	545
Goodwill	19,998	19,998
Other assets	1,108	727
TOTAL ASSETS	$622,933	$667,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,035	$145,853
Accrued liabilities	46,614	50,620
Income taxes payable	1,390	1,082
Current portion of operating lease obligation	307	318
Total current liabilities	146,346	197,873
NON-CURRENT LIABILITIES:
Long-term obligations	55,000	65,000
Non-current portion of operating lease obligation	141	227
Deferred income tax liabilities	2,852	2,885
TOTAL LIABILITIES	204,339	265,985

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued – 11,458,123 and 11,439,292 shares as of June 30, 2025 and December 31, 2024, respectively	115	114
Additional paid-in capital	154,176	153,704
Retained earnings	266,879	254,938
Accumulated other comprehensive loss	(2,576)	(7,726)
TOTAL SHAREHOLDERS’ EQUITY	418,594	401,030
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$622,933	$667,015

See notes to condensed consolidated financial statements.

4 | Q2 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except share and per share amounts)	2025	2024	2025	2024
NET SALES	$214,032	$371,451	$439,682	$721,322
COST OF OPERATIONS	179,446	320,373	371,153	626,001
GROSS PROFIT	34,586	51,078	68,529	95,321

OPERATING EXPENSES:
Selling, general and administrative expenses	23,404	22,773	46,664	44,316

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	294	2,048	389	3,293
Other (income) expense, net	(479)	13	(682)	(20)
Total expense, net	23,219	24,834	46,371	47,589

INCOME BEFORE INCOME TAXES	11,367	26,244	22,158	47,732
INCOME TAX PROVISION	2,909	5,730	5,635	10,195
NET INCOME	$8,458	$20,514	$16,523	$37,537

INCOME PER SHARE OF COMMON STOCK:
Basic	$0.74	$1.79	$1.44	$3.28
Diluted	$0.73	$1.78	$1.42	$3.26

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.20	$0.19	$0.40	$0.38

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,459	11,461	11,454	11,457
Diluted	11,600	11,550	11,611	11,531

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2025	2024	2025	2024
NET INCOME	$8,458	$20,514	$16,523	$37,537

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	5,271	(63)	5,150	(638)
Total other comprehensive income (loss)	5,271	(63)	5,150	(638)

TOTAL COMPREHENSIVE INCOME	$13,729	$20,451	$21,673	$36,899

See notes to condensed consolidated financial statements.

6 | Q2 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2023	11,445,640	$114	$153,574	$200,165	$(5,933)	$347,920
Issuance of common stock, net of shares withheld for employee taxes	24,320	1	(214)	—	—	(213)
Stock-based compensation	—	—	383	—	—	383
Dividends paid ($0.19)	—	—	—	(2,179)	—	(2,179)
Foreign currency translation gain (loss)	—	—	—	—	(575)	(575)
Net income	—	—	—	17,023	—	17,023
BALANCE, March 31, 2024	11,469,960	$115	$153,743	$215,009	$(6,508)	$362,359
Issuance of common stock, net of shares withheld for employee taxes	18,832	—	16	—	—	16
Stock-based compensation	—	—	1,302	—	—	1,302
Repurchases of common stock	(35,000)	—	(2,047)	—	—	(2,047)
Dividends paid ($0.19)	—	—	—	(2,193)	—	(2,193)
Foreign currency translation gain (loss)	—	—	—	—	(63)	(63)
Net income	—	—	—	20,514	—	20,514
BALANCE, June 30, 2024	11,453,792	$115	$153,014	$233,330	$(6,571)	$379,888

BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030
Issuance of common stock, net of shares withheld for employee taxes	66,803	1	—	—	—	1
Stock-based compensation	—	—	1,921	—	—	1,921
Repurchases of common stock	(46,817)	—	(2,102)	—	—	(2,102)
Dividends paid ($0.20)	—	—	—	(2,288)	—	(2,288)
Foreign currency translation gain (loss)	—	—	—	—	(121)	(121)
Net income	—	—	—	8,065	—	8,065
BALANCE, March 31, 2025	11,459,278	$115	$153,523	$260,715	$(7,847)	$406,506
Issuance of common stock, net of shares withheld for employee taxes	10,003	—	—	—	—	—
Stock-based compensation	—	—	1,153	—	—	1,153
Repurchases of common stock	(11,158)	—	(500)	—	—	(500)
Dividends paid ($0.20)	—	—	—	(2,294)	—	(2,294)
Foreign currency translation gain (loss)	—	—	—	—	5,271	5,271
Net income	—	—	—	8,458	—	8,458
BALANCE, June 30, 2025	11,458,123	$115	$154,176	$266,879	$(2,576)	$418,594

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,523	$37,537
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,378	6,971
Gain (loss) on disposal of property, plant and equipment	(1)	(7)
Provision for credit losses	108	106
Issuance of common stock, net of shares withheld for employee taxes	1	(198)
Stock-based compensation	3,074	1,685
Deferred tax provision	(82)	85
Changes in operating assets and liabilities:
Accounts receivable	44,550	(105,873)
Inventories	24,385	2,022
Prepaid expenses	(11,798)	(3,482)
Other assets	(240)	237
Accounts payable	(49,173)	51,533
Accrued liabilities	(4,657)	8,726
Income taxes payable	(112)	(1,049)
Net cash flows provided by (used in) operating activities	29,956	(1,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,804)	(7,794)
Proceeds from sale of property, plant and equipment	—	77
Acquisition of business	—	24
Net cash flows provided by (used in) investing activities	(6,804)	(7,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,602)	(2,047)
Net borrowings (payments) under credit facility	(10,000)	10,000
Payments of cash dividends	(4,582)	(4,372)
Net cash flows provided by (used in) financing activities	(17,184)	3,581

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	1,516	(274)
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	7,484	(6,093)
CASH AND TEMPORARY INVESTMENTS, beginning of period	24,337	29,909
CASH AND TEMPORARY INVESTMENTS, end of period	$31,821	$23,816
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$4,457	$4,890
Cash payments for income taxes, net of refunds	$3,480	$11,212

See notes to condensed consolidated financial statements.

8 | Q2 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

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

There were no new material accounting standards adopted in the six months ended June 30, 2025.

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

The Company’s chief operating decision maker (the “CODM”) is the President and Chief Executive Officer of the Company. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income as reported on the consolidated statements of income. The CODM also uses current market conditions to evaluate income generated from segment assets in deciding whether to recommend reinvesting profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies included in Note 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following tables contain information reviewed by the CODM:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	(Unaudited)		(Unaudited)
CONSOLIDATED STATEMENT OF INCOME	2025	2024	2025	2024
Net Sales by Geographic Region:
North America	$175,942	$340,699	$362,280	$659,236
Foreign	38,090	30,752	77,402	62,086
Net Sales	214,032	371,451	439,682	721,322

Cost of operations	179,446	320,373	371,153	626,001
Selling, general and administrative expenses	23,404	22,773	46,664	44,316
Interest expense, net	294	2,048	389	3,293
Other (income) expense, net	(479)	13	(682)	(20)
Income before taxes	11,367	26,244	22,158	47,732
Tax expense	2,909	5,730	5,635	10,195
CONSOLIDATED NET INCOME	$8,458	$20,514	$16,523	$37,537

	June 30, 2025	December 31, 2024
(in thousands)	(Unaudited)
TOTAL ASSETS
Cash and temporary investments	$31,821	$24,337
Accounts receivable, net of allowance for credit losses	270,419	313,413
Inventories, net	165,458	186,169
Prepaid expenses	17,711	5,847

Long-lived assets:
North America	128,265	129,181
Foreign	8,151	7,341
Net long-lived assets	136,416	136,522

Other assets	1,108	727
CONSOLIDATED TOTAL ASSETS	$622,933	$667,015

10 | Q2 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          INVENTORY

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or net realizable value, primarily determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation, and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Chassis	$31,813	$36,930
Raw materials	64,769	77,358
Work in process	42,291	48,251
Finished goods	26,585	23,630
TOTAL INVENTORY	$165,458	$186,169

For the three and six month periods ended June 30, 2025 and 2024, the Company did not recognize impairment of inventory.

As of June 30, 2025 and December 31, 2024, the Company’s balances are presented net of inventory reserves of $8.2 million and $5.2 million, respectively.

3.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Land and improvements	$22,662	$22,580
Buildings and improvements	91,242	85,993
Machinery and equipment	93,803	93,275
Furniture and fixtures	14,238	14,732
Software costs	15,459	15,845
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	237,404	232,425
Less accumulated depreciation	(121,434)	(116,446)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$115,970	$115,979

For the three months ended June 30, 2025 and 2024, depreciation expense related to property, plant and equipment was $3.7 million and $3.5 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense related to property, plant and equipment was $7.4 million and $7.0 million, respectively.

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

We were in compliance with all covenants under the credit facility throughout 2024 and during the first half of 2025. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

For the three months ended June 30, 2025 and 2024, interest expense on the credit facility was $1.0 million and $1.1 million, respectively. For the six months ended June 30, 2025 and 2024, interest expense on the credit facility was $1.9 million and $2.1 million, respectively. The

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had outstanding borrowings of $55.0 million and $65.0 million under the credit facility as of June 30, 2025 and December 31, 2024, respectively.

5.          INCOME TAXES

As of June 30, 2025, the Company had no federal net operating loss carryforwards. As of June 30, 2025 and December 31, 2024, state net operating loss carryforwards were $8.9 million.

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

The following table summarizes the components of lease cost:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2025	2024	2025	2024
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	91	91	178	186
Total short-term operating lease cost	234	190	375	383
TOTAL LEASE COST	$325	$281	$553	$569

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2025	2024	2025	2024
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows used in operating leases	$91	$91	$178	$186

12 | Q2 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents other lease information related to the Company’s leases:

	June 30,	December 31,
	2025	2024
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	1.7	2.0

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	3.5%	3.5%

Future lease payments under non-cancellable leases as of June 30, 2025 were as follows:

(in thousands)	Operating Lease Obligations
REMAINING FISCAL 2025	$179
2026	166
2027	55
2028	39
2029	12
TOTAL LEASE PAYMENTS	451
Less imputed interest	(3)
LEASE OBLIGATION AS OF JUNE 30, 2025	$448

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs. During the three months and the six months ended June 30, 2025 and 2024, the related party lease cost was $0.1 million, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.2 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and related lease costs of $0.3 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively.

7.          COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2025 and December 31, 2024, the Company had commitments of approximately $9.0 million and $14.2 million, respectively, for construction and acquisition of property, plant and equipment. During the second quarter of 2025, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency.

In addition to these commitments, in March 2025, the Company’s Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France, which is expected to begin in the third quarter of 2025.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. As of June 30, 2025 and year ended December 31, 2024, the maximum amount of collateral the Company could be required to purchase was $147.7 million and $154.9 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the six months ended June 30, 2025 and year ended December 31, 2024 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial position or results of operations, the adjudication of such matters is subject to inherent uncertainties and management’s assessment may change depending on future events.

8.          SHAREHOLDERS’ EQUITY

2023 Non-Employee Director Stock Plan

Effective May 2023, the Company adopted the Miller Industries, Inc. 2023 Non-Employee Director Stock Plan (the “2023 Plan”). Pursuant to the 2023 Plan, the Board of Directors may grant up to 125,000 shares under share-based awards to non-employee directors of the Company. The 2023 Plan provides for the issuance of restricted stock, restricted stock units, unrestricted shares of common stock and non-statutory stock options, or any combination thereof on the first business day after each annual meeting of shareholders of the Company. The 2023 Plan will terminate on May 26, 2033.

2025 Stock Incentive Plan

Effective May 2025, the Company adopted the Miller Industries, Inc. 2025 Stock Incentive Plan (the “2025 Plan”). Pursuant to the 2025 Plan, the Board of Directors may grant up to 500,000 shares of common stock under share-based awards to employees, directors, consultants, advisors, and other persons who perform services for the Company or a subsidiary. The 2025 Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, other awards or any combination thereof. The 2025 Plan will terminate on March 31, 2035. The 2025 Plan replaces the Miller Industries, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). While previously-granted awards remain outstanding under the 2016 Plan, no new awards can be granted under that plan.

Restricted Stock Units

Restricted stock units, once granted, are subject only to time-based service conditions. Executive officer awards vest ratably over three to five years (depending on award granted) and non-employee director awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan, the 2023 Plan, and the 2025 Plan for the six months ended June 30, 2025:

(in thousands, except share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	214,493	$38.81
Granted	133,369	44.68
Vested (1)	(97,900)	49.29
Forfeited	—	—
Non-vested as of June 30, 2025	249,962	$41.24
(1)	Vested shares include 21,094 shares of common stock that vested and were withheld for employee taxes.

The following table provides additional data related to restricted stock unit grants under the 2016 Plan, the 2023 Plan, and the 2025 Plan:

(in thousands, except weighted-average period in years)	June 30, 2025
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$5,564
Weighted-average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.8
Total grant date fair value of shares of common stock vested during the year	$4,825

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of income, using the graded attribution method over the requisite service period.

14 | Q2 FY 2025 FORM 10-Q

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the six months ended June 30, 2025 the Company repurchased 57,975 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased was $2.6 million with an average price of $44.88 per share.

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

Net revenues by geographic region are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2025	2024	Change	2025	2024	Change
Geographic regions:
North America	$175,942	$340,699	(48.4)%	$362,280	$659,236	(45.0)%
Foreign	38,090	30,752	23.9%	$77,402	$62,086	24.7%
TOTAL NET REVENUE	$214,032	$371,451	(42.4)%	$439,682	$721,322	(39.0)%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and temporary investments and trade accounts receivable. As of June 30, 2025 and December 31, 2024, the Company had cash deposited net of outstanding checks of $31.8 million and $24.3 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of total revenues for the three or six months ended June 30, 2025 or the comparable periods in 2024.

As of June 30, 2025, there was one customer with a trade accounts receivable of 10.5% of the Company’s total trade receivable. As of December 31, 2024 there was one customer with a trade accounts receivable of 14.9% of the Company’s total trade receivable.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except share and per share amounts)	2025	2024	2025	2024
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$8,458	$20,514	$16,523	$37,537
Weighted shares outstanding	11,458,754	11,461,141	11,454,348	11,456,597
Basic earnings per share of common stock	$0.74	$1.79	$1.44	$3.28

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$8,458	$20,514	$16,523	$37,537
Weighted shares outstanding - basic	11,458,754	11,461,141	11,454,348	11,456,597
Effect of dilutive securities	141,210	88,744	157,092	74,494
Weighted shares outstanding - diluted	11,599,964	11,549,885	11,611,440	11,531,091
Diluted earnings per share of common stock	$0.73	$1.78	$1.42	$3.26

11.          SUBSEQUENT EVENTS

Dividends

On August 4, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share. The dividend is payable September 15, 2025, to shareholders of record as of September 8, 2025.

16 | Q2 FY 2025 FORM 10-Q

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

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

Based on the productivity enhancements that we have implemented and improved supply chain conditions, our gross profit as a percentage of sales improved for the six months ended June 30, 2025, despite net sales and earnings being lower for the period. During the second quarter of 2025, our results continued to be affected by the high levels of chassis inventory in our distribution channel, as our distributors worked through the inventory buildup stemming primarily from inconsistent supplier delivery schedules throughout 2024. We continue to believe that chassis and body inventory levels are moving closer to optimal levels and that the flow of manufactured equipment and chassis deliveries will become more synchronized during the second half of 2025. However, at the end of the second quarter, and continuing into the third quarter, we experienced unexpected demand headwinds, which we believe are attributable to the continued high cost of equipment ownership in the current interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing

MD&A

uncertainty involving tariffs. As we assess these trends, we are closely monitoring production schedules and costs, and continue to work towards optimizing our channel inventory levels.

Our future performance will continue to be heavily influenced by, among other things, the high cost of equipment ownership, the potential impacts of new or increased tariffs, timing of supply chain deliveries and global supply chain pressures, the continuing impact of geopolitical factors, general economic factors, and regulations regarding emissions standards.

●	The rising cost of equipment ownership has posed, and is expected to continue to pose, a significant challenge for end-market towers. Continuing increases in insurance premiums and elevated interest rates have added cost pressures to our end users, and fluctuations in the value of used trucks have affected trade-in values and new equipment purchases.
●	During the first half of 2025, we experienced, and continue to experience, uncertainty around the implementation of new or increased U.S. tariffs, changes in U.S. trade policies, and the potential escalation of trade tensions and retaliatory measures by foreign governments. While we believe the diversity and strength of our supply chain leaves us well positioned to navigate these uncertainties, the applicability and ultimate impact of these matters, costs of component parts, chassis and raw materials, and foreign currency translation, still remains unknown.
●	As of January 1, 2025, new regulations with near zero emission standards were adopted by certain states, which limit the amount of diesel-powered commercial vehicles that can be registered and, therefore, the number of vehicles we can sell in these states. Despite significant lobbying efforts and signals that steps may be taken at the federal level to repeal these regulations, the situation remains dynamic, and has impacted demand from customers in these states. Further information regarding the California Air Resources Board’s regulations is included under the heading “Government Regulations and Environmental Matters” in Part I, Item 1 – “Business” and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the 2024 fiscal year.

The impact of these factors remains largely out of our control, and we currently anticipate that these factors are having, and could continue to have, an adverse impact on our production capabilities, financial results, and cash flows through the remainder of 2025.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2025, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30
(in thousands)	2025	2024	Change
NET SALES	$214,032	$371,451	(42.4)%
COST OF OPERATIONS	179,446	320,373	(44.0)%
GROSS PROFIT	34,586	51,078	(32.3)%
OPERATING EXPENSES:
Selling, general and administrative	23,404	22,773	2.8%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	294	2,048	(85.6)%
Other (income) expense, net	(479)	13	(3787.7)%
Total expenses, net	23,219	24,834	(6.5)%
INCOME BEFORE INCOME TAXES	11,367	26,244	(56.7)%
INCOME TAX PROVISION	2,909	5,730	(49.2)%
NET INCOME	$8,458	$20,514	(58.8)%

18 | Q2 FY 2025 FORM 10-Q

MD&A

Net Sales

Net sales for the three months ended June 30, 2025 were $214.0 million compared to $371.5 million for the corresponding period in fiscal 2024, a decrease of 42.4%. The decrease in net sales was primarily due to a reduction of chassis deliveries to mitigate inventory buildup in our distribution channel.

Net foreign sales for the three months ended June 30, 2025 were $38.1 million compared to $30.8 million for the corresponding period in fiscal 2024, an increase of 23.9%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended June 30, 2025 was $179.4 million compared to $320.4 million for the corresponding period in fiscal 2024, a decrease of 44.0%. The decrease in cost of operations was consistent with the decrease in sales.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended June 30, 2025 was $34.6 million compared to $51.1 million for the corresponding period in fiscal 2024, a decrease of 32.3%. This decrease was primarily due to the anticipated decrease in sales. As a percentage of sales, gross profit was 16.2% for the three months ended June 30, 2025, compared to 13.8% in the corresponding period in fiscal 2024, an increase of 17.5%. The year over year increase was primarily due to a favorable product mix, which shifted from a higher percentage of chassis deliveries in the second quarter of 2024 to a higher percentage of bodies in the second quarter of 2025.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2025 were $23.4 million compared to $22.8 million for the corresponding period in fiscal 2024, an increase of 2.8%. As a percentage of net sales, selling, general and administrative expenses increased to 10.9% for the three months ended June 30, 2025, from 6.1% for the comparable period in fiscal 2024. The increase for the second quarter of 2025 was primarily due to higher stock-based compensation expense relating to prior period restricted stock unit grants and higher employee compensation and training costs.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2025 was $0.3 million compared to $2.0 million for the corresponding period in fiscal 2024, a decrease of 85.6%. Interest expense as of June 30, 2025 of $2.1 million was consistent with the interest expense of $2.7 million for the comparable period in 2024, offset by increased interest income of $1.8 million for the three months ended June 30, 2025, compared to interest income of $0.7 million for the comparable period in 2024. The increase in interest income is due to increased billings on open accounts receivable balances.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.5 million and loss of $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Other (income) expense for the three months ended June 30, 2025 was de minimis.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2025 and 2024 reflects a combined federal, state, and foreign tax rate of 25.6% and 21.8%, respectively. The increase was primarily due to non-deductible executive compensation. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

MD&A

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30
(in thousands)	2025	2024	Change
NET SALES	$439,682	$721,322	(39.0)%
COST OF OPERATIONS	371,153	626,001	(40.7)%
GROSS PROFIT	68,529	95,321	(28.1)%
OPERATING EXPENSES:
Selling, general and administrative	46,664	44,316	5.3%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	389	3,293	(88.2)%
Other (income) expense, net	(682)	(20)	(3307.6)%
Total expenses, net	46,371	47,589	(2.6)%
INCOME BEFORE INCOME TAXES	22,158	47,732	(53.6)%
INCOME TAX PROVISION	5,635	10,195	(44.7)%
NET INCOME	$16,523	$37,537	(56.0)%

Net Sales

Net sales for the six months ended June 30, 2025 were $439.7 million compared to $721.3 million for the corresponding period in fiscal 2024, a decrease of 39.0%. The decrease in net sales was primarily due to a reduction of chassis deliveries to mitigate inventory buildup in our distribution channel.

Net foreign sales for the six months ended June 30, 2025 were $77.4 million compared to $62.1 million for the corresponding period in fiscal 2024, an increase of 24.7%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the six months ended June 30, 2025 was $371.2 million compared to $626.0 million for the corresponding period in fiscal 2024, a decrease of 40.7%. The decrease in cost of operations was consistent with the decrease in sales.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the six months ended June 30, 2025 was $68.5 million compared to $95.3 million for the corresponding period in fiscal 2024, a decrease of 28.1%. This decrease was primarily due to the anticipated decrease in sales. As a percentage of sales, gross profit was 15.6% for the six months ended June 30, 2025, compared to 13.2% in the corresponding period in fiscal 2024, an increase of 17.9%. The year over year increase was primarily due to a favorable product mix, which shifted from a higher percentage of chassis deliveries in the first half of 2024 to a higher percentage of bodies in the first half of 2025.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2025 were $46.7 million compared to $44.3 million for the corresponding period in fiscal 2024, an increase of 5.3%. As a percentage of net sales, selling, general and administrative expenses increased to 10.6% for the six months ended June 30, 2025, from 6.1% for the comparable period in fiscal 2024. The increase for the first half of 2025 was primarily due to higher stock-based compensation expense relating to prior period restricted stock unit grants and higher employee compensation and training costs.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2025 was $0.4 million compared to $3.3 million for the corresponding period in fiscal 2024, a decrease of 88.2%. Interest expense for the six months ended June 30, 2025 of $4.5 million was consistent with the interest expense of $4.9 million for the comparable period in 2024, offset by increased interest income of $4.1 million for the six months ended June 30, 2025, compared to interest income of $1.6 million for the comparable period in 2024. The increase in interest income is due to increased interest billings on open accounts receivable balances from customers.

20 | Q2 FY 2025 FORM 10-Q

MD&A

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.7 million and loss of $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Other (income) expense for the six months ended June 30, 2025 was de minimis.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2025 and 2024 reflects a combined federal, state, and foreign tax rate of 25.4% and 21.4%, respectively. The increase was primarily due to non-deductible executive compensation. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

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

Cash and Temporary Investments

As of June 30, 2025, we had cash and temporary investments of $31.8 million, and $45.0 million in availability for borrowing under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and temporary investments balance as of June 30, 2025 included $23.1 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Six Months Ended
	June 30
(in thousands)	2025	2024	Change
Operating activities	$29,958	$(1,707)	1,855.0%
Investing activities	(6,806)	(7,693)	11.5%
Financing activities	(17,184)	3,581	(579.9)%
Effect of exchange rate changes on cash and temporary investments	1,516	(274)	653.4%
Net increase (decrease) in cash and temporary investments	$7,485	$(6,093)	222.8%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the six months ended June 30, 2025, net cash provided by operating activities was $30.0 million compared to net cash used in operating activities of $1.7 million in the comparable period in fiscal 2024. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation, once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The cash provided by operating activities was primarily driven by net income, non-cash expenses, and net positive change in working capital.

MD&A

Cash Flows Provided by (Used in) Investing Activities

During the six months ended June 30, 2025, cash used in investing activities was $6.8 million compared to cash used in investing activities of $7.7 million for the comparable period in fiscal 2024. The cash used in investing activities was primarily for purchases of property, plant and equipment, as well as our continued investment in manufacturing automation and ERP system enhancements.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2025, cash used in financing activities was $17.2 million compared to cash provided by financing activities of $3.6 million for the comparable period in fiscal 2024. The cash used in financing activities was primarily due to payments on the credit facility, cash payments for dividends, and repurchases of common stock.

Contractual Obligations

As of June 30, 2025 and December 31, 2024, we had commitments of approximately $9.0 million and $14.2 million, respectively, for the acquisition of property, plant and equipment. This decrease in commitments for acquisition of property, plant and equipment was due to our continued investments in automation and the use of robotics in our production processes to streamline efficiency. There have been no other material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Credit Facility

The Company had outstanding borrowings of $55.0 million and $65.0 million under the credit facility as of June 30, 2025 and December 31, 2024, respectively. See the disclosure under the heading “Credit Facility” in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of July 31, 2025, the outstanding balance on our credit facility was $50.0 million.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.5 million and $0.6 million in non-cancellable operating lease obligations as of June 30, 2025 and December 31, 2024, respectively. We had no non-cancellable finance lease obligations as of June 30, 2025 and December 31, 2024.

Capital Expenditures

Capital expenditures during the six months ended June 30, 2025 and 2024 were $6.8 million and $7.8 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and the efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the six months ended June 30, 2025 in the use of robotics and automation in our production processes to streamline efficiency.

22 | Q2 FY 2025 FORM 10-Q

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended June 30, 2025:

	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 - April 30, 2025	—	$—	—	$20,000
May 1, 2025 - May 31, 2025	11,158	$44.81	11,158	$19,500
June 1, 2025 - June 30, 2025	—	$—	—	$19,500
TOTAL	11,158		11,158

(1)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

24 | Q2 FY 2025 FORM 10-Q

Table of Contes

EXHIBITS

ITEM 6.          EXHIBITS

10.1	Miller Industries, Inc. 2025 Stock Incentive Plan (incorporated by reference to Annex A on the Company’s Schedule 14A, filed with the SEC on April 11, 2025)

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

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

Date: August 6, 2025

26 | Q2 FY 2025 FORM 10-Q