Form 10-Q
period 2025-09-30
MILLER INDUSTRIES INC /TN/
filed 2025-11-05
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2025 was 11,431,416.

TABLE

2 | Q3 FY 2025 FORM 10-Q

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$38,401	$24,337
Accounts receivable, net of allowance for credit losses of $2,018 and $1,850 as of September 30, 2025 and December 31, 2024, respectively	232,617	313,413
Inventories, net	180,715	186,169
Prepaid expenses	17,733	5,847
Total current assets	469,466	529,766
NON-CURRENT ASSETS:
Property, plant and equipment, net	113,516	115,979
Right-of-use assets – operating leases	363	545
Goodwill	19,998	19,998
Other assets	1,000	727
TOTAL ASSETS	$604,343	$667,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,238	$145,853
Accrued liabilities	52,110	50,620
Income taxes payable	1,186	1,082
Current portion of operating lease obligation	242	318
Total current liabilities	135,776	197,873
NON-CURRENT LIABILITIES:
Long-term obligations	45,000	65,000
Non-current portion of operating lease obligation	121	227
Deferred income tax liabilities	2,791	2,885
TOTAL LIABILITIES	183,688	265,985

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued – 11,431,416 and 11,439,292 shares as of September 30, 2025 and December 31, 2024, respectively	114	114
Additional paid-in capital	154,143	153,704
Retained earnings	267,675	254,938
Accumulated other comprehensive loss	(1,277)	(7,726)
TOTAL SHAREHOLDERS’ EQUITY	420,655	401,030
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$604,343	$667,015

See notes to condensed consolidated financial statements.

4 | Q3 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except share and per share amounts)	2025	2024	2025	2024
NET SALES	$178,670	$314,271	$618,353	$1,035,593
COST OF OPERATIONS	153,338	272,245	524,491	898,246
GROSS PROFIT	25,332	42,026	93,862	137,347

OPERATING EXPENSES:
Selling, general and administrative expenses	21,247	22,326	67,912	66,642

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	93	251	482	3,544
Other (income) expense, net	(312)	(321)	(994)	(341)
Total expense, net	21,028	22,256	67,400	69,845

INCOME BEFORE INCOME TAXES	4,304	19,770	26,462	67,502
INCOME TAX PROVISION	1,222	4,345	6,857	14,540
NET INCOME	$3,082	$15,425	$19,605	$52,962

INCOME PER SHARE OF COMMON STOCK:
Basic	$0.27	$1.35	$1.71	$4.62
Diluted	$0.27	$1.33	$1.68	$4.57

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.20	$0.19	$0.60	$0.57

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,446	11,447	11,451	11,453
Diluted	11,595	11,596	11,640	11,593

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2025	2024	2025	2024
NET INCOME	$3,082	$15,425	$19,605	$52,962

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,299	2,136	6,449	1,498
Total other comprehensive income (loss)	1,299	2,136	6,449	1,498

TOTAL COMPREHENSIVE INCOME	$4,381	$17,561	$26,054	$54,460

See notes to condensed consolidated financial statements.

6 | Q3 FY 2025 FORM 10-Q

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

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030
Issuance of common stock, net of shares withheld for employee taxes	66,803	1	—	—	—	1
Stock-based compensation	—	—	1,921	—	—	1,921
Repurchases of common stock	(46,817)	—	(2,102)	—	—	(2,102)
Dividends paid ($0.20)	—	—	—	(2,288)	—	(2,288)
Foreign currency translation gain (loss)	—	—	—	—	(121)	(121)
Net income	—	—	—	8,065	—	8,065
BALANCE, March 31, 2025	11,459,278	$115	$153,523	$260,715	$(7,847)	$406,506
Issuance of common stock, net of shares withheld for employee taxes	10,003	—	—	—	—	—
Stock-based compensation	—	—	1,153	—	—	1,153
Repurchases of common stock	(11,158)	—	(500)	—	—	(500)
Dividends paid ($0.20)	—	—	—	(2,294)	—	(2,294)
Foreign currency translation gain (loss)	—	—	—	—	5,271	5,271
Net income	—	—	—	8,458	—	8,458
BALANCE, June 30, 2025	11,458,123	$115	$154,176	$266,879	$(2,576)	$418,594
Stock-based compensation	—	—	1,127	—	—	1,127
Repurchases of common stock	(26,707)	(1)	(1,160)	—	—	(1,161)
Dividends paid ($0.20)	—	—	—	(2,286)	—	(2,286)
Foreign currency translation gain (loss)	—	—	—	—	1,299	1,299
Net income	—	—	—	3,082	—	3,082
BALANCE, September 30, 2025	11,431,416	$114	$154,143	$267,675	$(1,277)	$420,655

See notes to condensed consolidated financial statements.

8 | Q3 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,605	$52,962
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,890	10,635
(Gain) loss on disposal of property, plant and equipment	(449)	(6)
Provision for credit losses	162	161
Issuance of common stock, net of shares withheld for employee taxes	1	—
Stock-based compensation	4,201	2,257
Deferred tax provision	(124)	9
Changes in operating assets and liabilities:
Accounts receivable	82,414	(87,707)
Inventories	9,950	445
Prepaid expenses	(11,829)	(5,856)
Other assets	(44)	342
Accounts payable	(65,196)	42,137
Accrued liabilities	887	13,567
Income taxes payable	(609)	(357)
Net cash flows provided by (used in) operating activities	49,860	28,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,602)	(14,085)
Proceeds from sale of property, plant and equipment	1,280	77
Acquisition of business	—	24
Net cash flows provided by (used in) investing activities	(7,322)	(13,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3,762)	(2,898)
Net borrowings (payments) under credit facility	(20,000)	5,000
Payments of cash dividends	(6,868)	(6,548)
Net cash flows provided by (used in) financing activities	(30,630)	(4,446)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND TEMPORARY INVESTMENTS	2,156	532
NET CHANGE IN CASH AND TEMPORARY INVESTMENTS	14,064	10,691
CASH AND TEMPORARY INVESTMENTS, beginning of period	24,337	29,909
CASH AND TEMPORARY INVESTMENTS, end of period	$38,401	$40,600
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$5,867	$7,385
Cash payments for income taxes, net of refunds	$6,636	$18,509

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

There were no new material accounting standards adopted in the nine months ended September 30, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets.

10 | Q3 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2025-05 is effective for reporting periods beginning after December 15, 2025, with early adoption permitted for financial statements that have not been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on its disclosures, including the method and timing of adoption.

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

The following tables contain information reviewed by the CODM:

	Three Months Ended September 30		Nine Months Ended September 30
	(Unaudited)		(Unaudited)
(in thousands)	2025	2024	2025	2024
CONSOLIDATED STATEMENT OF INCOME
Net Sales by Geographic Region:
North America	$148,030	$286,558	$510,310	$945,794
Foreign	30,640	27,713	108,043	89,799
Net Sales	178,670	314,271	618,353	1,035,593

Cost of operations	153,338	272,245	524,491	898,246
Selling, general and administrative expenses	21,247	22,326	67,912	66,642
Interest expense, net	93	251	482	3,544
Other (income) expense, net	(312)	(321)	(994)	(341)
Income before taxes	4,304	19,770	26,462	67,502
Tax expense	1,222	4,345	6,857	14,540
CONSOLIDATED NET INCOME	$3,082	$15,425	$19,605	$52,962

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025	December 31, 2024
(in thousands)	(Unaudited)
TOTAL ASSETS
Cash and temporary investments	$38,401	$24,337
Accounts receivable, net of allowance for credit losses	232,617	313,413
Inventories, net	180,715	186,169
Prepaid expenses	17,733	5,847

Long-lived assets:
North America	125,314	129,181
Foreign	8,564	7,341
Net long-lived assets	133,877	136,522

Other assets	1,000	727
CONSOLIDATED TOTAL ASSETS	$604,343	$667,015

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

Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Chassis	$47,135	$36,930
Raw materials	65,293	77,358
Work in process	45,271	48,251
Finished goods	23,016	23,630
TOTAL INVENTORY	$180,715	$186,169

For the three- and nine-month periods ended September 30, 2025 and 2024, the Company did not recognize impairment of inventory.

As of September 30, 2025 and December 31, 2024, the Company’s balances are presented net of inventory reserves of $9.4 million and $5.2 million, respectively.

3.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Land and improvements	$22,930	$22,580
Buildings and improvements	91,711	85,993
Machinery and equipment	90,924	93,275
Furniture and fixtures	13,756	14,732
Software costs	15,465	15,845
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	234,786	232,425
Less accumulated depreciation	(121,270)	(116,446)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$113,516	$115,979

For the three months ended September 30, 2025 and 2024, depreciation expense related to property, plant and equipment was $3.5 million and $3.7 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense related to property, plant and equipment was $10.9 million and $10.6 million, respectively.

12 | Q3 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We were in compliance with all covenants under the credit facility throughout 2024 and the first nine months of 2025. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

For the three months ended September 30, 2025 and 2024, interest expense on the credit facility was $0.7 million and $1.1 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense on the credit facility was $2.6 million and $3.2 million, respectively. The Company had outstanding borrowings of $45.0 million and $65.0 million under the credit facility as of September 30, 2025 and December 31, 2024, respectively.

5.          INCOME TAXES

As of September 30, 2025, the Company had no federal net operating loss carryforwards. As of September 30, 2025 and December 31, 2024, state net operating loss carryforwards were $8.9 million.

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

The following table summarizes the components of lease cost:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2025	2024	2025	2024
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	91	92	269	278
Total short-term operating lease cost	252	196	627	578
TOTAL LEASE COST	$343	$288	$896	$856

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2025	2024	2025	2024
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows used in operating leases	$91	$92	$269	$278

The following table presents other lease information related to the Company’s leases:

	September 30,	December 31,
	2025	2024
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	1.6	2.0

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	3.5%	3.5%

Future lease payments under non-cancellable leases as of September 30, 2025 were as follows:

(in thousands)	Operating Lease Obligations
REMAINING FISCAL 2025	$89
2026	170
2027	57
2028	41
2029	12
TOTAL LEASE PAYMENTS	370
Less imputed interest	(7)
LEASE OBLIGATION AS OF SEPTEMBER 30, 2025	$363

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs. During both the three months ended September 30, 2025 and 2024, the related party lease cost was $0.1 million. During the nine months ended September 30, 2025 and 2024, the related party lease cost was $0.2 million and $0.1 million, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million during both the three months ended September 30, 2025 and 2024, and related lease costs of $0.2 million and $0.1 million during the nine months ended September 30, 2025 and 2024, respectively.

7.          COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2025 and December 31, 2024, the Company had commitments of approximately $15.5 million and $14.2 million, respectively, for construction and acquisition of property, plant and equipment. During the third quarter of 2025, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency.

In addition to these commitments, in March 2025, the Company’s Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the third quarter and continuing into fourth quarter of 2025, work was performed to prepare the site and finalize the design. Construction for this project is expected to commence during the first quarter of 2026.

14 | Q3 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from our independent distributors in the event of default. These arrangements are typically subject to a maximum repurchase amount. As of September 30, 2025 and year ended December 31, 2024, the maximum amount of collateral the Company could be required to purchase was $134.2 million and $154.9 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the nine months ended September 30, 2025 and year ended December 31, 2024 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan, the 2023 Plan, and the 2025 Plan for the nine months ended September 30, 2025:

(in thousands, except share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	214,493	$38.81
Granted	133,369	44.68
Vested (1)	(97,900)	49.29
Forfeited	—	—
Non-vested as of September 30, 2025	249,962	$41.24
(1)	Vested shares include 21,094 shares of common stock that vested and were withheld for employee taxes.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional data related to restricted stock unit grants under the 2016 Plan, the 2023 Plan, and the 2025 Plan:

(in thousands, except weighted-average period in years)	September 30, 2025
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$4,553
Weighted-average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.5
Total grant date fair value of shares of common stock vested during the year	$4,825

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the nine months ended September 30, 2025 the Company had repurchased 84,682 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased was $3.8 million with an average price of $44.43 per share.

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

Net revenues by geographic region are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2025	2024	Change	2025	2024	Change
Geographic regions:
North America	$148,030	$286,558	(48.3)%	$510,310	$945,794	(46.0)%
Foreign	30,640	27,713	10.6%	108,043	89,799	20.3%
TOTAL NET REVENUE	$178,670	$314,271	(43.1)%	$618,353	$1,035,593	(40.3)%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and temporary investments and trade accounts receivable. As of September 30, 2025 and December 31, 2024, the Company had cash deposited net of outstanding checks of $38.4 million and $24.3 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of total revenues for the three or nine months ended September 30, 2025 or the comparable periods in 2024.

16 | Q3 FY 2025 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, no single customer accounted for more than 10% of the Company’s total trade receivable. As of December 31, 2024 there was one customer with a trade accounts receivable of 14.9% of the Company’s total trade receivable.

10.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except share and per share amounts)	2025	2024	2025	2024
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$3,082	$15,425	$19,605	$52,962
Weighted shares outstanding	11,445,779	11,447,114	11,451,460	11,453,413
Basic earnings per share of common stock	$0.27	$1.35	$1.71	$4.62

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$3,082	$15,425	$19,605	$52,962
Weighted shares outstanding - basic	11,445,779	11,447,114	11,451,460	11,453,413
Effect of dilutive securities	148,745	148,516	188,339	139,637
Weighted shares outstanding - diluted	11,594,523	11,595,630	11,639,799	11,593,050
Diluted earnings per share of common stock	$0.27	$1.33	$1.68	$4.57

11.          SUBSEQUENT EVENTS

Dividends

On November 3, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share. The dividend is payable December 9, 2025, to shareholders of record as of December 2, 2025.

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing research and development facility in Chattanooga, Tennessee in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact. Our investments in strategic and planned projects have contributed to our increased production capacity and optimized our manufacturing processes, including investing in component re-design capabilities that allow for more flexibility in our manufacturing and sourcing. In addition, our strategic investment in Southern Hydraulic Cylinder, Inc. in May 2023, allowed us to strengthen our efforts to enhance the stability of our supply chain. Our domestic plant expansion and modernization projects have installed sophisticated robotics systems and other advanced technologies to complement our talented workforce. The projects completed during the period from 2017 to 2021 were at a cost of over $82 million. As we continue to focus on modernization and operational excellence, we expect to continue to invest in robotics and automated material handling equipment across all our domestic manufacturing facilities.

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

Based on the productivity enhancements that we have implemented and improved supply chain conditions, our gross profit as a percentage of sales improved for the nine months ended September 30, 2025, despite net sales and earnings being lower for the period. During the third quarter of 2025, our results continued to be affected by the high levels of inventory in our distribution channel, as our distributors worked through the inventory buildup stemming primarily from inconsistent supplier delivery schedules throughout 2024. We continue to believe that chassis and body inventory levels are moving closer to historical levels and that the flow of manufactured equipment and chassis deliveries will become more aligned during the remainder of 2025. However, during the second and third quarters, we also experienced demand headwinds, including reduced retail sales and lower order intake, which we believe are attributable to the continued high cost of equipment ownership in the current interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. As a result of these challenges, during the third quarter of 2025, we continued to strategically decrease

18 | Q3 FY 2025 FORM 10-Q

MD&A

production to reduce field inventory in our distribution channel, we implemented certain cost savings initiatives, and we continued to secure our supply chain to mitigate the long-term impacts of tariffs. These actions during the third quarter of 2025 included the implementation of a reduction in workforce, which we announced in August 2025, as part of our comprehensive cost reduction plan. Under this plan, we reduced our headcount by approximately 150 positions across three of our U.S. manufacturing facilities during the third quarter of 2025. As we continue to assess ongoing trends, we are closely monitoring production schedules and costs, and plan to continue to work towards returning our channel inventory to historical levels.

Our future performance will continue to be heavily influenced by, among other things, the high cost of equipment ownership, the potential impacts of new or increased tariffs, timing of supply chain deliveries and global supply chain pressures, the continuing impact of geopolitical factors, general economic factors, and regulations regarding emissions standards.

●	The rising cost of equipment ownership has posed, and is expected to continue to pose, a significant challenge for end-market towers. Continuing increases in insurance premiums and elevated interest rates have added cost pressures to our end users, and fluctuations in the value of used trucks have affected trade-in values and new equipment purchases.
●	We continue to experience uncertainty around the implementation of new or increased U.S. tariffs, changes in U.S. trade policies, and the potential escalation of trade tensions and retaliatory measures by foreign governments. While we believe the diversity and strength of our supply chain leaves us well-positioned to navigate these uncertainties, the applicability and ultimate impact of these matters, costs of component parts, chassis and raw materials, and foreign currency translation, still remains unknown.
●	As of January 1, 2025, new regulations with near zero emission standards were adopted by certain states, which limit the amount of diesel-powered commercial vehicles that can be registered and, therefore, the number of vehicles we can sell in these states. Despite significant lobbying efforts and signals that steps may be taken at the federal level to repeal these regulations, the situation remains dynamic, and has impacted demand from customers in these states. Further information regarding the California Air Resources Board’s regulations is included under the heading “Government Regulations and Environmental Matters” in Part I, Item 1 – “Business” and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the 2024 fiscal year.

The impact of these factors remains largely out of our control, and we currently anticipate that these factors are having, and could continue to have, an adverse impact on our production capabilities, financial results, and cash flows through the remainder of 2025.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to accounts receivable, inventory, long-lived assets, warranty reserves, revenues, and income taxes. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2025, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

MD&A

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30
(in thousands)	2025	2024	Change
NET SALES	$178,670	$314,271	(43.1)%
COST OF OPERATIONS	153,338	272,245	(43.7)%
GROSS PROFIT	25,332	42,026	(39.7)%
OPERATING EXPENSES:
Selling, general and administrative	21,247	22,326	(4.8)%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	93	251	(63.0)%
Other (income) expense, net	(312)	(321)	2.7%
Total expenses, net	21,028	22,256	(5.5)%
INCOME BEFORE INCOME TAXES	4,304	19,770	(78.2)%
INCOME TAX PROVISION	1,222	4,345	(71.9)%
NET INCOME	$3,082	$15,425	(80.0)%

Net Sales

Net sales for the three months ended September 30, 2025 were $178.7 million compared to $314.3 million for the corresponding period in fiscal 2024, a decrease of 43.1%. The decrease in net sales was primarily due to a reduction of chassis deliveries and lower production levels to mitigate inventory buildup in our distribution channel.

Net foreign sales for the three months ended September 30, 2025 were $30.6 million compared to $27.7 million for the corresponding period in fiscal 2024, an increase of 10.6%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended September 30, 2025 was $153.3 million compared to $272.2 million for the corresponding period in fiscal 2024, a decrease of 43.7%. The decrease in cost of operations was consistent with the decrease in sales.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended September 30, 2025 was $25.3 million compared to $42.0 million for the corresponding period in fiscal 2024, a decrease of 39.7%. This decrease was primarily due to the decrease in sales. As a percentage of sales, gross profit was 14.2% for the three months ended September 30, 2025, compared to 13.4% in the corresponding period in fiscal 2024, an increase of 6.0%. The year-over-year increase was primarily due to a favorable product mix, which shifted from a higher percentage of chassis deliveries in the third quarter of 2024 to a higher percentage of units in the third quarter of 2025.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2025 were $21.2 million compared to $22.3 million for the corresponding period in fiscal 2024, a decrease of 4.8%. The decrease for the third quarter of 2025 was primarily due to lower executive compensation expense, specifically related to the Company’s Executive Annual Bonus Program (the “EABP”). The EABP aligns executive bonus compensation with the Company’s overall level of profitability. The provision for executive bonuses was calculated based on estimated annual adjusted pretax income at the appropriate rate per the EABP.

During the third quarter of 2025, the Company offered an enhanced retirement program available to all U.S. employees aged 65 and above. The program was voluntary and the amounts calculated were based on each individual’s compensation and years of service with the Company. The Company recognizes the expense upon an irrevocable acceptance of the offer from the employee. The net financial impact totaled $2.7 million, of which $0.9 million was recognized in the third quarter of 2025. We expect to recognize the remaining $1.8 million expense in the fourth quarter of 2025.

As a percentage of net sales, selling, general and administrative expenses increased to 11.9% for the three months ended September 30, 2025, from 7.1% for the comparable period in fiscal 2024.

20 | Q3 FY 2025 FORM 10-Q

MD&A

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2025 was $0.1 million compared to $0.3 million for the corresponding period in fiscal 2024, a decrease of 63.0%. Interest expense for the three months ended September 30, 2025 was $1.4 million and $2.5 million for the comparable period in 2024, offset by interest income of $1.3 million for the three months ended September 30, 2025, compared to interest income of $2.2 million for the comparable period in 2024.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.2 million and gain of $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Other (income) expense for the three months ended September 30, 2025 included gain on the sale of assets in the amount of $0.5 million.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2025 and 2024 reflects a combined federal, state, and foreign tax rate of 28.4% and 22.0%, respectively. The increase was primarily due to non-deductible executive compensation. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30
(in thousands)	2025	2024	Change
NET SALES	$618,353	$1,035,593	(40.3)%
COST OF OPERATIONS	524,491	898,246	(41.6)%
GROSS PROFIT	93,862	137,347	(31.7)%
OPERATING EXPENSES:
Selling, general and administrative	67,912	66,642	1.9%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	482	3,544	(86.4)%
Other (income) expense, net	(994)	(341)	(191.5)%
Total expenses, net	67,400	69,845	(3.5)%
INCOME BEFORE INCOME TAXES	26,462	67,502	(60.8)%
INCOME TAX PROVISION	6,857	14,540	(52.8)%
NET INCOME	$19,605	$52,962	(63.0)%

Net Sales

Net sales for the nine months ended September 30, 2025 were $618.4 million compared to $1.04 billion for the corresponding period in fiscal 2024, a decrease of 40.3%. The decrease in net sales was primarily due to a reduction of chassis deliveries and lower production levels to mitigate inventory buildup in our distribution channel.

Net foreign sales for the nine months ended September 30, 2025 were $108.0 million compared to $89.8 million for the corresponding period in fiscal 2024, an increase of 20.3%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the nine months ended September 30, 2025 was $524.5 million compared to $898.2 million for the corresponding period in fiscal 2024, a decrease of 41.6%. The decrease in cost of operations was consistent with the decrease in sales.

MD&A

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the nine months ended September 30, 2025 was $93.9 million compared to $137.3 million for the corresponding period in fiscal 2024, a decrease of 31.7%. This decrease was primarily due to the decrease in sales. As a percentage of sales, gross profit was 15.2% for the nine months ended September 30, 2025, compared to 13.3% in the corresponding period in fiscal 2024, an increase of 14.5%. The year-over-year increase was primarily due to a favorable product mix, which shifted from a higher percentage of chassis deliveries throughout 2024 to a higher percentage of units throughout 2025.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $67.9 million compared to $66.6 million for the corresponding period in fiscal 2024, an increase of 1.9%. As a percentage of net sales, selling, general and administrative expenses increased to 11.0% for the nine months ended September 30, 2025, from 6.4% for the comparable period in fiscal 2024. The increase was primarily due to higher stock-based compensation expense relating to prior year restricted stock unit grants and higher compensation expense and incentives for all employees to improve employee retention. This increase was partially offset by lower executive bonus expense for the current period.

During the third quarter of 2025, the Company offered an enhanced retirement program available to all U.S. employees aged 65 and above. The program was voluntary and the amounts calculated were based on each individual’s compensation and years of service with the Company. The Company recognizes the expense upon an irrevocable acceptance of the offer from the employee. The net financial impact totaled $2.7 million, of which $0.9 million was recognized in the third quarter of 2025. We expect to recognize the remaining $1.8 million expense in the fourth quarter of 2025.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2025 was $0.5 million compared to $3.5 million for the corresponding period in fiscal 2024, a decrease of 86.4%. Interest expense for the nine months ended September 30, 2025 was $5.9 million and $7.4 million for the comparable period in 2024, offset by increased interest income of $5.4 million for the nine months ended September 30, 2025, compared to interest income of $3.9 million for the comparable period in 2024. The increase in interest income is due to increased interest billings on open accounts receivable balances from customers.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.5 million and gain of $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Other (income) expense for the nine months ended September 30, 2025 also included gain on the sale of assets in the amount of $0.5 million.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2025 and 2024 reflects a combined federal, state, and foreign tax rate of 25.9% and 21.5%, respectively. The increase was primarily due to non-deductible executive compensation. The principal differences between the federal statutory tax rate and the effective tax rate consist primarily of state taxes, domestic tax credits, and tax differences on foreign earnings.

22 | Q3 FY 2025 FORM 10-Q

MD&A

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

Cash and Temporary Investments

As of September 30, 2025, we had cash and temporary investments of $38.4 million, and $55.0 million in availability for borrowing under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and temporary investments balance as of September 30, 2025 included $24.6 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Nine Months Ended
	September 30
(in thousands)	2025	2024	Change
Operating activities	$49,860	$28,589	74.4%
Investing activities	(7,322)	(13,984)	47.6%
Financing activities	(30,630)	(4,446)	(588.9)%
Effect of exchange rate changes on cash and temporary investments	2,156	532	305.3%
Net increase (decrease) in cash and temporary investments	$14,064	$10,691	31.6%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the nine months ended September 30, 2025, net cash provided by operating activities was $49.9 million compared to net cash provided by operating activities of $28.6 million in the comparable period in fiscal 2024. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation, once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The cash provided by operating activities was primarily driven by net income, non-cash expenses, and net positive change in working capital.

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities was $7.3 million compared to cash used in investing activities of $14.0 million for the comparable period in fiscal 2024. The cash used in investing activities was primarily for purchases of property, plant and equipment, as well as our continued investment in manufacturing automation and enterprise resource planning (ERP) system enhancements, offset by proceeds from the sale of assets.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2025, cash used in financing activities was $30.6 million compared to cash used in financing activities of $4.4 million for the comparable period in fiscal 2024. The cash used in financing activities was primarily due to payments on the credit facility, cash payments for dividends, and repurchases of common stock.

Contractual Obligations

As of September 30, 2025 and December 31, 2024, we had commitments of approximately $15.5 million and $14.2 million, respectively, for the acquisition of property, plant and equipment. As of December 31, 2024, the Company had commitments related to the ERP implementation project of approximately $0.5 million. This increase in commitments for acquisition of property, plant and equipment was due to our continued investments in automation and the use of robotics in our production processes to streamline efficiency. There have been

MD&A

no other material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Credit Facility

The Company had outstanding borrowings of $45.0 million and $65.0 million under the credit facility as of September 30, 2025 and December 31, 2024, respectively. See the disclosure under the heading “Credit Facility” in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of October 31, 2025, the outstanding balance on our credit facility was $35.0 million.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.4 million and $0.6 million in non-cancellable operating lease obligations as of September 30, 2025 and December 31, 2024, respectively. We had no non-cancellable finance lease obligations as of September 30, 2025 and December 31, 2024.

Capital Expenditures

Capital expenditures during the nine months ended September 30, 2025 and 2024 were $8.6 million and $14.1 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the nine months ended September 30, 2025 in the use of robotics and automation in our production processes to streamline efficiency.

24 | Q3 FY 2025 FORM 10-Q

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended September 30, 2025:

	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2025 - July 31, 2025	—	$—	—	$19,500
August 1, 2025 - August 31, 2025	26,707	$43.44	26,707	$18,340
September 1, 2025 - September 30, 2025	—	$—	—	$18,340
TOTAL	26,707		26,707

(1)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

26 | Q3 FY 2025 FORM 10-Q

Table of Contes

EXHIBITS

ITEM 6.          EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

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

Date: November 5, 2025

28 | Q3 FY 2025 FORM 10-Q