Form 10-K
period 2025-12-31
MILLER INDUSTRIES INC /TN/
filed 2026-03-04
CIK 924822

FY 2025 FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $487,563,832 (based on 10,966,348 shares held by non-affiliates at $44.46 per share, the last sale price reported on the New York Stock Exchange on June 30, 2025).

As of February 27, 2026, there were 11,371,730 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE The information required by Part III is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A within 120 days of the close of its fiscal year ended December 31, 2025.

2 | FY 2025 FORM 10-K

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

ITEM 1.    BUSINESS

OUR COMPANY

Miller Industries, Inc., a Tennessee corporation, is The World’s Largest Manufacturer of Towing and Recovery Equipment®, with executive offices in Ooltewah, Tennessee, domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France, the United Kingdom and, most recently, Italy. On December 2, 2025, Miller Industries, Inc. acquired Omars – S.p.A (“Omars”), a designer and manufacturer of towing and recovery vehicles, headquartered in Cuneo, Italy.

Miller Industries was founded in 1990. Since its inception, the Company has developed innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties, and sold to our customers. Our products are marketed and sold primarily through a network of distributors that serve all 50 states, Canada, Mexico, and other foreign markets, and through prime contractors to governmental entities. Further, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A., Boniface Engineering, Ltd, and Omars. While most of our distributor agreements do not generally contain exclusivity provisions, management believes that more than 90 percent of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament of their loyalty to our brands.

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

Most recently, during fiscal 2025, the Company completed the acquisition of Omars – S.p.A, a designer and manufacturer of towing and recovery vehicles. Omars, headquartered in Cuneo, Italy, has over 45 years of experience in manufacturing light-duty, medium-duty, and heavy-duty recovery vehicles and car carriers. With a highly complementary product portfolio, management believes this acquisition will expand Miller Industries’ footprint in the European market with an additional, well-recognized European brand. This acquisition will provide Miller Industries with additional capacity which the Company expects will improve its manufacturing flexibility and its ability to meet growing customer demands.

During fiscal 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc. through an acquisition subsidiary formed as a Tennessee corporation, which then changed its name to SHC, Inc. (“SHC”). SHC manufactures, sells, and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which has enhanced the stability of the Company’s supply chain since the acquisition.

Our strategy has always been to enhance and diversify our product line, and we remain open to opportunities for acquisitions. We expect to continue to pursue additional acquisitions in the future.

For further information on the acquisitions, see Note 2 – “Business Combinations” to our consolidated financial statements.

PRODUCT LINES

Car Carriers

Car carriers are specialized flat-bed vehicles with hydraulic tilt mechanisms that enable a towing operator to drive or winch a vehicle onto the bed for transport. Car carriers are used to transport new or disabled vehicles and other equipment, and are particularly effective for transporting vehicles or other equipment over longer distances. In addition to transporting vehicles, car carriers may also be used for other

4 | FY 2025 FORM 10-K

PART I	ITEM 1. BUSINESS

purposes, such as transportation of industrial equipment. Most professional towing operators have car carriers in their fleets to complement their towing capabilities.

Wreckers

Wreckers are generally used to recover and tow disabled vehicles and other equipment, and range in type from the conventional tow truck to large recovery vehicles with up to 100-ton lifting capacities. Wreckers are available with specialized features, including underlifts, L-arms, crossbars, and scoops, which lift disabled vehicles by the tires or front axle to minimize front-end damage to the towed vehicles. Certain heavy-duty wrecker models offer rotating booms and remote-control devices which allow heavy-duty wreckers to recover vehicles from any angle. In addition, certain light-duty wreckers are equipped with automatic wheel-lift hookup devices that allow operators to engage a disabled or unattended vehicle without leaving the cab of the wrecker.

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

OUR BRANDS

We manufacture and market our car carriers, wreckers, and trailers under 11 separate brand names. Although certain brands overlap in terms of features, prices, and distributors, each brand has its own distinctive image and customer base.

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

PART I	ITEM 1. BUSINESS

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

Omars™

The Omars product line spans a full towing and recovery spectrum with particular strength in heavy-duty wreckers, supported by a comprehensive range of medium-, light-duty, and urban recovery vehicles, marketed primarily in Europe.

Titan®

Our Titan® product line is comprised of premium multi-vehicle transport trailers which can transport up to seven vehicles depending on configuration, and specialized car carriers used for loading, hauling, and unloading specialty equipment.

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

MANUFACTURING

Miller Industries has a long history of innovation in our manufacturing processes utilizing advanced technologies. We manufacture wreckers, car carriers, and trailers at eleven manufacturing facilities located in the United States, France, Italy, and the United Kingdom. Our manufacturing facilities are designed to provide efficient assembly-line manufacturing of our products. In order to utilize our manufacturing facilities and technology more efficiently and effectively, we pursue continuous improvements in our manufacturing process. Our manufacturing personnel, in consultation with our engineering department (which consists of 53 engineers), use sophisticated computer-aided design and stress analysis systems to test new product designs and integrate various product improvements.

At our research and development (“R&D”) facility in Chattanooga, Tennessee, we continuously pursue innovations in our products and improvements of our manufacturing processes. These efforts led to our exclusive product, the M100. The Century® M100 is the world’s largest rotator truck and the industry’s first heavy-duty unit. The Century® M100 also features our patented Raptor™ Control System which includes wrecker controls that allow the boom to be remotely extended away from the vehicle to enhance operator sightlines during use and an information screen with load-sensing functions.

Due to our continued focus on innovation and product improvement, we launched multiple new products throughout fiscal 2025. The Century 5130/5230 has been Miller Industries’ top-selling heavy-duty wrecker for over 20 years. The latest generation integrates a suite of design enhancements engineered to deliver improved strength, easier operation, and increased durability on the job.

The Century VLA (Very Low Angle) carrier is engineered to simplify loading and transport of low‑clearance vehicles and job‑site equipment. The VLA’s design allows the deck to roll nearly flat to the ground, delivering smooth, controlled loading with minimal approach height.

Century® M100

6 | FY 2025 FORM 10-K

PART I	ITEM 1. BUSINESS

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

We continue to invest in expansion and modernization of our manufacturing facilities. These projects include increasing our manufacturing production capacity, installing sophisticated robotics, and implementing other advanced technologies to optimize our manufacturing processes.

As part of our focus on robotics, we are currently upgrading our robotic cell in our Pennsylvania facility to optimize production capacity and streamline our assembly line. We have also added several other robotic processes at our other locations, as well as first-class paint facilities, and automated material handling systems.

In March 2025, our Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project is expected to commence during the second quarter of 2026.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN, facility which we expect will improve our flexibility and enhance production capacity. We anticipate the cost of this project to be approximately $100.0 million and for the building project to commence in late 2026.

CUSTOMERS

We sell our products to a diverse network of independent distributors, consisting of approximately 76 distributor locations in North America, that serve all 50 states, Canada and Mexico, and over 30 distributors that serve other foreign markets. These distributors then sell our products to end-users. Our long-standing relationships with our distributors give them a deep knowledge of our products and our corporate culture, allowing them to effectively promote our products to end-users. Our diverse network of distributors lessens our dependence on any particular distributor.

In 2025, no distributor accounted for more than 10% of our consolidated total sales and we do not consider our business to be materially dependent on any single customer.

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

PART I	ITEM 1. BUSINESS

production of our products to be available at competitive prices from an adequate number of alternative suppliers. Future supply chain challenges or disruptions could occur that again put our business at risk.

Some of our suppliers have implemented pricing adjustments and passed through tariff-related cost increases in response to changes in U.S and foreign trade policies over the last year. The Company has implemented price increases to recover known tariff-related costs. However, future additional tariffs or changes to existing tariffs could result in additional cost increases. We continue to seek alternative suppliers to reduce the impact of existing tariffs.

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

During fiscal 2025, our backlog of manufactured equipment was impacted by the inflated inventory in our distribution channels, which led us to reduce the production of manufactured units in the second half of the year. With the reduction of these inventory levels and the normalization of inventory in our distribution channel, we expect to return to a steady flow of manufactured equipment and chassis deliveries in fiscal 2026. While management regularly reviews the backlog and assesses its ability to fulfill customer orders within a reasonable period of time, it is possible that the availability of raw materials, component parts or chassis, inflationary cost pressures, new or additional tariffs, or new or ongoing military conflicts, such as the military conflicts in the Middle East and Ukraine, or other factors beyond our control, could cause further delays in delivery and an inability to complete customer orders. The level of backlog at any particular time may not be an appropriate indicator of our future operating performance.

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

At the time of sale, we record an accrual on manufactured products for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims, and the historical length of time between the sale and resulting warranty claim.

The Company maintains general liability and product liability insurance coverage to mitigate liability claims. Management believes that the combination of warranty provisions and product liability insurance provides adequate coverage to address potential liabilities arising from our limited manufacturer’s product and services warranties.

8 | FY 2025 FORM 10-K

PART I	ITEM 1. BUSINESS

HUMAN CAPITAL MANAGEMENT

Employees

As of December 31, 2025, we employed approximately 1,535 employees globally, of which 99.5% are full-time employees. None of our employees are covered by collective bargaining agreements or similar representation in the United States; however, employees have certain similar representation provided by their respective government’s employment regulations based outside of the United States. We consider our employee relations generally to be good.

Culture and Talent

Culture

The Company’s culture is rooted in our values and behaviors, based on treating others the way we would like to be treated and fostering a work environment that is inclusive, fair, engaged, and where all employees have equal opportunity to succeed. In addition, our Code of Business Conduct and Ethics is intended to reinforce our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations. Providing a positive work environment supports our ability to attract, retain, and develop our employees and enables business performance. Our commitment to fostering a positive work culture and ongoing focus on our workforce is evidenced by high retention rates and long tenure of our employees.

Professional Development

To facilitate talent attraction and retention, we provide training programs that address skill shortages in our workforce, foster career development, and encourage proper use of technology and resources. These programs include our Welding School that teaches employees how to read blueprints, interpret weld symbols, and learn welding techniques. In addition, the Front-Line Leadership Academy was created to develop high-potential employees for future leadership roles in the Company, and to provide change management, decision making, and problem-solving skills to future leaders. We have also established a tuition reimbursement program for continuing education, including undergraduate and graduate degrees or certifications and licenses relevant to the business.

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

Employee Engagement

Miller Industries solicits feedback and suggestions from employees through various mechanisms, including an “open door” policy, utilizing an employment engagement and communication specialist who is dedicated to communication with our employees, and employee engagement surveys conducted by a third party. As a result of employee engagement surveys, the Company has launched “Link Up” (a townhall event for leadership to provide brief updates on the business), increased the Team Leader-to-employee ratio on the production floor to improve on-the-job training, improved overall employee safety through various internal initiatives, provided a six-week Team Leader Bootcamp Training program, and started the Front-Line Academy to provide in-house professional development opportunities.

We have invested substantial time and resources in recent years to optimize employee engagement, productivity, and safety of our workforce, which we believe is the foundation upon which we can maintain our competitive advantages in product quality and customer service.

Equity, Inclusion, and Non-Discrimination

At Miller Industries, we are focused on building an inclusive workplace that values the unique perspectives, experiences, and contributions of all our employees.

Our initiatives are sponsored by our senior executives and our Human Resources (“HR”) organization, and are designed to promote a culture of equity and inclusion.

We are committed to equal employment opportunity and non-discrimination in all aspects of employment. We also monitor pay equity, which guides the ongoing analysis and benchmarking to help inform us of our salary and compensation practices. We define pay equity as equal pay for people of all gender identities and ethnicities who are performing substantially similar work. Some of the things we consider include job-related skills, tenure, experience, education level, performance rating, and geography.

PART I	ITEM 1. BUSINESS

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

For more information on our approach to human capital management, please refer to our periodic Corporate Social Responsibility Report, which is available on our website – www.millerind.com.

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

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. In addition to the government regulations discussed below, we are also subject to laws and regulations relating to, among other things, labor and employment practices, health and safety, customs and trade regulation, competition and taxation. It is our policy and practice to comply with all government regulations applicable to our business.

Environment

Our operations are subject to federal, state, and local laws and regulations governing the protection of the environment, including laws and regulations governing the generation, storage, handling, emissions, transportation, and discharge of materials into the environment. The costs of complying with such environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past, but we may be subject to other more stringent environmental laws in the future. Our facilities and operations could also be subject to regulations related to climate change, and climate change (or events caused by climate change) may also have an impact on the Company’s operations. However, these impacts are uncertain, and the Company cannot predict with confidence the nature and scope of those impacts.

In addition, laws and regulations intended to achieve the goal of reducing engine emissions associated with the operation of commercial vehicles were being phased in prior to June 2025. For example, the California Air Resources Board’s (“CARB”) Advanced Clean Trucks regulation, which was also adopted by several other states, requires manufacturers, including truck body chassis manufacturers that supply to us, to sell an increasing percentage of zero-emission or near zero-emission medium- and heavy-duty trucks into the California market starting in the 2024-2026 model years, ending with a 100% sales requirement in the 2036 model year. Relatedly, CARB’s Advanced Clean Fleets regulation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate, which affects our customers who own and operate fleets in California. These regulations are intended to drive larger market penetration of zero-emission commercial trucks. There are currently multiple efforts underway which seek to prevent or delay some or all of CARB’s regulations from taking effect or otherwise seek relief from such regulations. Most notably, the Advanced Clean Trucks regulation requires a preemption waiver from the Environmental Protection Agency (the “EPA”). In April of 2023, the EPA granted this waiver for the Advanced Clean Trucks regulation. However, in May 2024, the EPA announced that it was repealing its prior findings that greenhouse gas emissions endanger public human health and that vehicle emissions contribute to that endangerment (the “Endangerment Finding”). In addition, Congress passed several Congressional Review Act resolutions revoking EPA preemption waivers, including for the Advanced Clean Trucks regulation, which were signed into law on June 12, 2025. These waivers were the basis of CARB’s ability to enact its own engine emissions regulations. The EPA’s repeal of the Endangerment Finding and Congress’ rescission of CARB’s federal preemption waivers are subject to multiple legal challenges, and it is unclear when such challenges will be resolved. Additionally, the Advanced Clean Fleets regulation also requires an EPA waiver. In January 2025, CARB withdrew its request for a waiver with respect to the Advanced Clean Fleets regulation.

10 | FY 2025 FORM 10-K

PART I	ITEM 1. BUSINESS

Compliance with these regulations negatively impacted customer demand during 2024 and through the third quarter of 2025 and is expected to continue to negatively impact customer demand in this market, which has had a material adverse effect on our results of operations, financial condition, and cash flows. However, with the EPA and Congress either revoking, or being unwilling to grant, necessary federal preemption waivers under these and other CARB regulations and states pushing to limit their impact, we believe the effects of these regulations could lessen in 2026. If CARB were to ultimately prevail in its legal challenges against Congress’ recission of the EPA’s federal preemption waivers, it would likely require the adoption of new laws and regulations by CARB and the other participating states, and we cannot predict at this time whether any such new laws and regulations would have an adverse impact on our business.

Government Programs

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration, and performance of contracts under such programs.

Privacy, Data Protection, and Cybersecurity

We are subject to various federal, state, and non-U.S. laws and regulations related to privacy, data protection, and cybersecurity, including the European Union’s General Data Protection Regulation (the “GDPR”), and U.S. state laws such as California’s Consumer Privacy Act of 2018. These state laws require an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches, and notifying regulators of a cybersecurity event. The GDPR and the California Consumer Privacy Act of 2018 grant individuals the right to request that a company delete or de-identify their personal information. There is a strong possibility that other states, including states in which we transact business, will enact their own data security regulations and privacy laws.

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

Anti-Corruption and Anti-Bribery Laws

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage, and laws that prohibit commercial bribery.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. All officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

William G. Miller II is the son of William G. Miller. Other than Messrs. Miller and Miller II, there are no family relationships among the executive officers, directors, or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

PART I	ITEM 1. BUSINESS

Information with respect to our executive officers as of February 27, 2026, is as follows:

WILLIAM G. MILLER

Chairman of the Board of Directors

Mr. Miller, age 79, has served as Chairman of the Board of Directors since April 1994. Mr. Miller served as President and Chief Executive Officer from 1994 to 1996 and as Chief Executive Officer from 1996 to 1997. Mr. Miller also served as Co-Chief Executive Officer from October 2003 to March 2011. Mr. Miller served as Chairman and President of Miller Group from 1990 to 1993 and as Chairman and CEO of Miller Group from 1993 to 1994. Prior to 1987, Mr. Miller served in various management positions for Bendix Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc., and The Signal Companies, Inc.

WILLIAM G. MILLER II

President and Chief Executive Officer

Mr. Miller II, age 47, has served as a director since May 2014, our Chief Executive Officer since March 2022 and President since March 2011, after serving as Co-Chief Executive Officer from December 2013 to March 2022 and as a Regional Vice President of Sales of Miller Industries Towing Equipment Inc. from November 2009 to February 2011. Mr. Miller II also served as Vice President of Strategic Planning of the Company from October 2007 until November 2009, as Light-Duty General Manager from November 2004 to October 2007, and as a Sales Representative of Miller Industries Towing Equipment Inc. from 2002 to 2004.

DEBORAH L. WHITMIRE

Executive Vice President, Chief Financial Officer and Treasurer

Ms. Whitmire, age 60, has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 2017, after serving as our Vice President and Corporate Controller from January 2014 to December 2016 and Corporate Controller to Miller Industries Towing Equipment Inc. from March 2005 to January 2014. From April 2000 to March 2005, Ms. Whitmire also served as Director of Finance – Manufacturing to Miller Industries Towing Equipment Inc. In addition, Ms. Whitmire served as Controller to Miller Industries Towing Equipment Inc. from October 1997 to April 2000 and Accounting Manager to Miller Industries Towing Equipment Inc. from October 1996 to October 1997.

JEFFREY I. BADGLEY

President of International and Military

Mr. Badgley, age 73, has served as our President of International and Military since March 2022. Prior to serving as President of International and Military, Mr. Badgley served in various executive positions, including Chief Executive Officer (1997 – 2003; 2011 – 2013), Co-Chief Executive Officer (2003 – 2011; 2013 - 2022), President (1996 – 2011), and Vice President (1994 – 1996). In addition, Mr. Badgley served as a director from 1996 to 2014 and as Vice Chairman of the Board of Directors from 2011 to 2014. Mr. Badgley also served as Vice President to Miller Industries Towing Equipment Inc. from 1988 to 1996 and has been their President since 1996.

FRANK MADONIA

Executive Vice President, Secretary and General Counsel

Mr. Madonia, age 77, has served as our Executive Vice President, Secretary and General Counsel since September 1998. From April 1994 to September 1998 Mr. Madonia served as our Vice President, General Counsel and Secretary. Mr. Madonia served as Secretary and General Counsel to Miller Industries Towing Equipment Inc. since its acquisition by Miller Group in 1990. From July 1987 through April 1994, Mr. Madonia served as Vice President, General Counsel and Secretary of Flow Measurement. Prior to 1987, Mr. Madonia served in various legal and management positions for United States Steel Corporation, Neptune International Corporation, Wheelabrator-Frye, Inc., and The Signal Companies, Inc.

12 | FY 2025 FORM 10-K

PART I	ITEM 1. BUSINESS

JOSIAS W. REYNEKE

Vice President and Chief Information Officer

Mr. Reyneke, age 69, has served as our Vice President since March 2021 and our Chief Information Officer since January 2017, after serving as our Vice President of Operations to Miller Industries Towing Equipment Inc. from July 2011 to December 2016. From 2002 to 2011, Mr. Reyneke served as Director of Management Information Systems and Materials of Miller Industries Towing Equipment Inc. Mr. Reyneke joined Miller Industries Towing Equipment Inc. as a consultant in 1997 to assist with the implementation of an enterprise resource planning system and was subsequently offered the position of Director of Management Information Systems in 1998, a position he held until 2002. Prior to 1998, Mr. Reyneke also served in various management positions for SE Technologies, Wheels of Africa, and Toyota South Africa.

VINCE TIANO

Vice President and Chief Revenue Officer

Mr. Tiano, age 61, has served as our Vice President and Chief Revenue Officer since January 2021. From May 1997 to December 2020, Mr. Tiano served as Vice President of Sales for Miller Industries Towing Equipment, Inc.

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

ITEM 1A.    RISK FACTORS

In addition to the information discussed elsewhere in this Form 10-K, you should carefully consider the following risk factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, which could materially affect our business, liquidity, financial condition, and/or results of operations in future periods.

Risks Relating to Our Operations

Our dependence upon outside suppliers for component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, leaves us subject to changes in price and availability (including as a result of tariffs), the cadence and quantity of deliveries from our suppliers, and delays in receiving supplies of such materials, component parts or chassis.

We are dependent upon outside suppliers for our raw material needs, other purchased component parts, and chassis. Prices, availability and the timing of delivery of these raw materials, purchased component parts, and chassis are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, the level of tariffs that the U.S. imposes on imported steel, aluminum, and other commodities or component parts, any retaliatory actions taken by foreign governments and any resulting trade wars, inflation, governmental regulations (including CARB’s Advanced Clean Trucks regulation), currency and commodity price fluctuations, resource availability, transportation costs, weather conditions or events and natural disasters, civil and political unrest and instability, acts of terrorism, war (such as the ongoing military conflicts in the Middle East and Ukraine) and other factors impacting supply and demand pressures. Sporadic deliveries, significantly elevated delivery quantities, and delays in shipments of our raw materials, purchased component parts, including chassis, and government actions related to tariffs on imports and trade policies have previously adversely impacted, and have the potential to further impact our revenues, results of operations and financial condition.

As a result of our supply chain challenges in recent years, it has become more difficult to accurately forecast, purchase, warehouse, and transport - to our manufacturing facilities and to our distribution partners - purchased materials, component parts, and chassis at optimal volumes. If we are unable to accurately match the timing and quantities of component purchases, including chassis, to our actual needs or successfully manage our inventory or our workforce to adapt to the increased complexity in our supply chain, we may incur unexpected inventory buildup in our distribution channel. A mismatch in the timing and quantities of component purchases, including with respect to chassis, that results in a significant inventory buildup in our distribution channel has resulted, and could continue to result, in reduced sales, as our distribution partners work through any such inventory buildup in the field. In addition, if we experience shortages or delays in receiving raw materials, component parts, and chassis, we may also incur unexpected production disruption, as well as storage, transportation, and labor costs, which could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to meet our customers’ delivery schedules and could face the loss of orders or customers as a result of any resulting production disruptions.

Our third-party suppliers’ ability to supply us with component parts and chassis is limited by their available capacity to manufacture the component parts and chassis we require, and to secure adequate freight capacity to deliver them to our facilities. Various supply chain disruptions in 2024 continued to impact our ability to obtain certain raw materials, purchased component parts and chassis from third party suppliers, resulting in substantial price increases through the third quarter of 2025. Additionally, in the fourth quarter of 2023 and during 2024, we and, in turn, our distribution partners, also experienced significantly elevated levels of chassis shipments earlier than expected that resulted in a buildup of inventory in our distribution channel during the first half of 2024. While we slowed chassis deliveries in the second half of 2024 and throughout 2025 to allow our distributor network to work through the inventory already in the distribution channel, we could continue to experience such difficulties in 2026. These supply chain difficulties have had, and are anticipated to continue to have, a material adverse impact on our profitability and results of operations.

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

In fiscal 2025, the U.S. government imposed additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. These new tariffs have had, and may continue to have, an impact on our supply chain, customer demand, and our financial condition and results of operations. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act were invalid, but the decision did not affect existing Section 232 tariffs on steel and aluminum. As a result, there may be increased reliance on, expansion of, or changes to Section 232 tariffs or other trade measures, which could increase our tariff exposure and adversely affect our supply chain, profitability, and results of operations. Accordingly, the future of existing tariffs, and the possibility of new tariffs, remains uncertain. Additionally, further changes in U.S. and foreign government trade policies, future modifications to existing trade agreements, and further restrictions on free trade, could introduce additional uncertainty. Any continued escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments, or shifts in U.S. or international trade policies could again adversely impact our supply chain and increase costs of component parts, chassis and raw

14 | FY 2025 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

materials, such as steel, aluminum, and petroleum-related products. A trade war or other further significant changes in trade regulations could have an adverse effect on our business and results of operations. We also continue to monitor the impact of the conflicts in the Middle East and Ukraine on our fuel costs and supply chain for materials and component parts, particularly with respect to steel and items with substantial steel content.

Most recently, the price of fuel surged in March 2026, after U.S. and Israeli strikes on Iran, and retaliatory strikes by Iran on, among others, Israel, Saudi Arabia, the United Arab Emirates, and international shipping vessels in the Strait of Hormuz, through which approximately 20% of the world’s oil and gas is transported. A prolonged conflict with Iran could drive fuel prices even higher.

Shortages and price increases and/or delays or unexpected cadence or quantities in the deliveries of, our raw materials and purchased component parts, including chassis, have had, and could continue to have, a material adverse effect on our profitability, financial performance, competitive position and reputation.

Demand from our customers and towing operators is affected by the availability of capital and access to credit, as well as rising costs of equipment ownership (including as a result of rising insurance costs).

The ability of our customers and towing operators to purchase our products is affected by the availability of capital and credit to them. Our independent distributor customers rely on floor plan financing in connection with the purchase of our products, and the availability of that financing on acceptable terms has a direct effect on the volume of their purchases. More restrictive lending practices in conjunction with continuing increases in the cost of such financing can prevent distributors from carrying adequate levels of inventory, which limits product offerings available to the end-customer and could lead to reduced sales of our products. Additionally, in many cases, a towing operator’s decision to purchase our products from one of our distributors is dependent upon their ability to obtain financing on acceptable terms. Volatility in the capital markets and changing interest rates have increased the cost of borrowing for our customers and towing operators.  In the past, such volatility and disruptions to the capital and credit markets, principally in the U.S. and Europe, have decreased the availability of capital to, and credit capacity of, our customers and towing operators. In addition, in the past, certain providers of floor plan financing have exited the market, which made floor plan financing increasingly difficult for our independent distributor customers to secure at those times. This reduced availability of capital and credit has negatively affected the ability and capacity of our customers and towing operators to purchase towing and related equipment. This, in turn, has negatively impacted sales of our products. If interest rates rise and our customers are unable to access capital or credit, it could materially and adversely affect our ability to sell our products, and as a result, could negatively affect our business and operating results.

In addition, the rising costs of equipment ownership have been, and could continue to be, a significant challenge for end-market users that could in the future impact customer demand for our products. For example, insurance premiums on our end-users’ trucks have increased, interest rates on new equipment have risen, and the value of used trucks has fluctuated, affecting trade-in values and new equipment purchases. These rising costs of equipment ownership continue to pressure our customers. Any continuation or worsening of the costs of equipment ownership could negatively impact customer demand for our products and have a material adverse impact on our profitability and results of operations.

Macroeconomic trends, availability of financing, and changing interest rates, have and could continue to, adversely affect our business, results of operations or financial condition, as well as our customers’ ability to fund purchases of our products.

Worldwide economic and political conditions and other factors, such as changes in trade policies and tariffs, restrictive monetary and fiscal policy, political instability, military hostilities (such as the conflicts in Ukraine and the Middle East), domestic and global inflationary trends, global supply shortages, interest rate volatility, government shutdowns, and potential instability in the global banking system have, from time to time, contributed to significant domestic and global inflation. For example, from 2021 to 2023, there was a significant rise in inflation, and the Federal Reserve Board, along with other central banks, raised certain benchmark interest rates in an effort to combat it. Although the U.S. Federal Reserve and the Bank of England have reduced benchmark interest rates between September 2024 and December 2025, such benchmark rates remain elevated relative to recent historical standards. The impact of the lowering of interest rates on the levels of inflation in the U.S., U.K. and Europe is uncertain. In Europe, rising energy costs as a result of supply disruptions and increased winter demand for heating could place strain on our operations and our suppliers’ ability to maintain current production levels. Across the U.K. and Europe, rising energy costs as a result of supply disruptions could result in nations or regions enacting emergency energy related policies, limiting energy availability for our manufacturing facilities in the United Kingdom, Italy and France. The impact of these macroeconomic developments on our operations cannot be predicted with certainty. While we have attempted to pass increased costs on to our customers in the past, there can be no assurances that we will be able to continue doing so in the future. Sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

15

PART I	ITEM 1A. RISK FACTORS

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

Historically, a portion of our net sales occur outside the United States, primarily in Europe. We also have manufacturing operations in Norfolk, England, Cuneo, Italy, and in the Lorraine region of France. As such, our operations are subject to various international political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations and trade policies, including tariffs and or trade restrictions. For example, in fiscal 2025, the U.S. government imposed additional tariffs on a significant number of countries, including with respect to tariffs on steel and aluminum imports, and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. These additional tariffs have introduced, and a government’s future adoption of “buy national” policies or retaliation by another government against such tariffs or policies may continue to introduce, significant uncertainty into the market and may affect the prices and supply of component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products.

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

In addition, political and civil unrest, terrorist acts, military conflicts, including the ongoing military conflicts in Ukraine and the Middle East, and public health crises and disease outbreaks, such as the COVID-19 pandemic, have increased the risks of doing business abroad in general.

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

The market for qualified talent continues to be competitive and we must ensure that we continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. In recent years we have experienced substantial increases in employee wages in order to retain and recruit a talented workforce.  This trend may continue over the near term, and possibly longer. We continue to monitor our labor costs and attempt to mitigate the risk associated with employee turnover through increased recruiting, training, and retention efforts. The impact of these disruptions remains largely out of our control, and these factors may continue to have a material adverse impact on our profitability and results of operations.

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

16 | FY 2025 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic conditions in general. Adverse changes or continued uncertainty with respect to these factors may lead to a downturn in our business.

The towing and recovery industry is cyclical in nature. Historically, the overall demand for our products and our resulting revenues have at times been negatively affected by wavering levels of consumer confidence, volatility and disruption in domestic and international capital and credit markets, the resulting decrease in the availability of financing for our customers and towing operators, and the overall effects of global economic conditions. We remain concerned about the potential effects of these factors on the towing and recovery industry, and we continue to monitor our overall cost structure to see that it remains in line with business conditions. A prolonged economic downturn, including as a result of civil or political unrest, terrorist acts, military conflicts, weather events, natural disasters, outbreaks of disease, or other public health crises, and slow or negative growth in the domestic and global economy, could have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

Our sales to U.S. and other governmental entities through prime contractors are subject to special risks.

We act as a subcontractor for certain U.S. and other government programs. As a result, we are subject to extensive regulations and requirements of the U.S. and other government agencies and entities that govern these programs, including with respect to the award, administration, and performance of contracts under such programs. Our U.S. and other government business is subject to the following risks, among others: (i) this business is susceptible to decreases in government spending, which may reduce future revenues; (ii) most of our contracts with governmental entities through prime contractors are fixed-price contracts, and our actual costs on any of these contracts could exceed our projected costs; (iii) competition for the award of these contracts is intense, and we may not be successful in bidding on future contracts; and (iv) the products we sell to governmental entities are subject to highly technical requirements, and any failure to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of products, late or reduced payment, or cancellation of the contract. Our inability to address any of the foregoing concerns could seriously harm our business, financial condition and results of operations.

Overall demand from our customers may be affected by increases in their fuel costs and changes in weather conditions.

In the past, our customers have experienced substantial increases in fuel and other transportation costs. For example, geopolitical developments, such as the military conflicts in the Middle East and in Ukraine, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns, including the impact of legislative and regulatory efforts to limit greenhouse gas emissions, and public health emergencies, have from time to time disrupted global supply chains and caused increased fuel prices. Most recently, the price of fuel surged in March 2026, after U.S. and Israeli strikes on Iran, and retaliatory strikes by Iran on, among others, Israel, Saudi Arabia, the United Arab Emirates. and international shipping vessels in the Strait of Hormuz, through which approximately 20% of the world’s oil and gas is transported. A prolonged conflict with Iran could push fuel prices even higher. Our customers also have, from time to time, been subject to unpredictable and varying weather conditions and severe weather events, such as hurricanes, which could, among other things, impact the cost and availability of fuel and other materials. Any of these factors could negatively affect our customers’ capacity for purchasing towing and related equipment, and, consequently, have a material negative effect upon our business and operating results.

Our competitors could impede our ability to attract or retain customers.

The towing and recovery equipment manufacturing industry is highly competitive. Capital requirements for entry into the towing and recovery manufacturing industry have been relatively low, which could result in an increase in the number of competitors entering the industry. Competition for sales exists domestically and internationally at the manufacturer, distributor, and towing-operator levels and is based primarily on product quality and innovation, reputation, technology, customer service, product availability and price. Competition for sales also comes from the market for used towing and recovery equipment. Some of our competitors may have substantially greater financial and other resources and may provide more attractive dealer and retail customer financing alternatives than us. If these competitors are able to make it more difficult for us to attract or retain customers, it could have a negative impact on our sales, revenue and financial performance.

Our brands and reputation are dependent on the continued participation and level of service of our numerous independent distributors.

We sell our products to a diverse network of independent distributors, consisting of approximately 76 distributor locations in North America, that serve all 50 states, Canada and Mexico, and over 30 distributors that serve other foreign markets. These distributors then sell our products to end-users. Because we depend on the pull-through demand generated by end-users for our products, any actions by the independent distributors, which are not in our control, may harm our reputation and damage the brand loyalty among our customer base. In the event that we are not able to maintain our brand reputation because of the actions of our independent distributors, we may face difficulty in maintaining our pricing positions with respect to some of our products or have reduced demand for our products, which could negatively impact our

17

PART I	ITEM 1A. RISK FACTORS

business, results of operations and financial condition. In addition, if a significant number of independent dealers were to terminate their contracts, it could adversely impact our business, results of operations and financial condition.

The catastrophic loss of one of our manufacturing facilities could harm our business, financial condition and results of operations.

While we manufacture our products in manufacturing facilities located in the United States, France, Italy, and the United Kingdom and we maintain insurance covering our manufacturing facilities, including business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, a catastrophic loss of the use of all or a portion of any one of our manufacturing facilities due to accident, labor issues, weather conditions or events, natural disaster, fire, civil or political unrest, terrorist acts, military conflict, disease outbreaks or other public health crises, or otherwise, whether short- or long-term, could materially harm our business, financial condition, and results of operations. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations.

We have made acquisitions in the past, and we remain open to opportunities to make acquisitions in the future, which could involve certain risks and uncertainties.

We expect to continue to pursue additional acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other due diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: our ability to identify suitable acquisition or partnership candidates, prevail against competing potential acquirers or partners, and negotiate and consummate acquisitions or partnerships on terms attractive to us; difficulties integrating acquired operations, personnel, technology and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities, including inaccurate assessment of undisclosed, contingent or other liabilities; problems and unanticipated costs associated with the acquisition; diversion of management attention from running our existing businesses; incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect our financial results; the potential incurrence of indebtedness to fund the acquisition; excess capacity; risks of entering new geographic or product markets; and potential loss of key management, employees or customers of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required U.S. public company standards. Our integration activities may place substantial demands on our management, operational resources, and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

Risks Related to Legal, Regulatory, and Compliance Matters

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

In addition, laws and regulations intended to achieve the goal of reducing engine emissions associated with the operation of commercial vehicles were being phased in prior to June 2025. For example, the California Air Resources Board’s (“CARB”) Advanced Clean Trucks regulation, which was also adopted by several other states, requires manufacturers, including truck body chassis manufacturers that supply to us, to sell an increasing percentage of zero-emission or near zero-emission medium and heavy-duty trucks into the California market starting in the 2024-2026 model years, ending with a 100% sales requirement in the 2036 model year.

Relatedly, CARB’s Advanced Clean Fleets regulation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate, which affects our customers who own and operate fleets in California. These regulations are intended to drive larger market penetration of zero-emission commercial trucks.

There are currently multiple efforts underway which seek to prevent or delay some or all of CARB’s regulations from taking effect or otherwise seek relief from such regulations. Most notably, the Advanced Clean Trucks regulation requires a preemption waiver from the Environmental Protection Agency (the “EPA”). In April of 2023, the EPA granted this waiver for the Advanced Clean Trucks regulation. However, in May 2024, the EPA announced that it was repealing its prior findings that greenhouse gas emissions endanger public human health and that vehicle emissions contribute to that endangerment (the “Endangerment Finding”). In addition, Congress passed several Congressional Review Act resolutions revoking EPA preemption waivers, including for the Advanced Clean Trucks regulation, which were signed into law on June 12, 2025. These waivers were the basis of CARB’s ability to enact its own engine emissions regulations. The EPA’s repeal of the Endangerment Finding and Congress’ rescission of CARB’s federal preemption waivers are subject to multiple legal challenges, and it is unclear when such challenges will be resolved. Additionally, the Advanced Clean Fleets regulation also requires an EPA waiver. In January 2025, CARB withdrew its request for a waiver with respect to the Advanced Clean Fleets regulation.

18 | FY 2025 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

Compliance with these regulations negatively impacted customer demand during 2024 and through the third quarter of 2025 and were expected to continue to negatively impact customer demand, which has had a material adverse effect on our results of operations, financial condition, and cash flows. However, with the EPA and Congress either revoking, or being unwilling to grant, necessary federal preemption waivers under these and other CARB regulations and states pushing to limit their impact, we believe the effects of these regulations could lessen in 2026. If CARB were to ultimately prevail in its legal challenges against Congress’ recission of the EPA’s federal preemption waivers, it would likely require the adoption of new laws and regulations by CARB and the other participating states, and we cannot predict at this time whether any such new laws and regulations would have an adverse impact on our business.

Environmental and health-related requirements are complex, subject to change, and have tended to become more stringent at the state level in recent years. Future developments could cause us to incur various expenditures and could also subject us to fines or sanctions, obligations to investigate or remediate contamination or restore natural resources, liability for third-party property damage or personal injury claims, and the imposition of new permitting requirements and/or the modification or revocation of our existing operating permits, among other effects. These and other developments could materially harm our business, financial condition and results of operations.

Our facilities and operations could, in the future, be subject to regulations related to climate change, and climate change (or events caused by climate change) may also have some impact on the Company’s operations. Any impacts from new laws and regulations that may be adopted in the future are currently uncertain, and the Company cannot presently predict the nature and scope of those impacts.

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

Third parties may claim that our products infringe their patents or other intellectual property rights. If a competitor were to challenge our patents or assert that our products or processes infringe their patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

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

The imposition of new tariffs, any increases in existing tariffs, changes in or the repeal of trade agreements or the imposition of any other trade restrictions may increase costs of component parts and raw materials, such as chassis, steel and aluminum, and cause disruptions in our supply chain. Any such developments may also weaken the economies of the countries in which we operate, resulting in lower economic growth rates and weakened demand for our products.

19

PART I	ITEM 1A. RISK FACTORS

In addition, the provisions of the Inflation Reduction Act (“IRA”), which was enacted in August 2022, include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. It is possible that changes under the Tax Cuts and Jobs Act, which was enacted in December 2017, the IRA or other tax legislation could increase our future tax liability, which could, in turn, adversely impact our business and future profitability.

A product warranty or product liability claim in excess of our insurance coverage, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business.

We are subject to various claims, including product warranty and product liability claims arising in the ordinary course of business, and may, at times, be a party to various legal proceedings incidental to our business. We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience. If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. A successful product warranty, product liability or other claim brought against us in excess of our insurance coverage, or the inability of us to acquire or maintain insurance at commercially reasonable rates, could have a material adverse effect upon our business, operating results and financial condition. In addition, we are subject to potential recalls of components or parts manufactured by suppliers which we purchase and incorporate into our towing and recovery equipment products, as well as potential recalls of our products from customers to cure manufacturing defects or in the event of a failure to comply with applicable regulatory standards or customers’ order specifications. Moreover, the adverse publicity that may result from a product liability claim, perceived or actual defect with our products or a product recall could have a material adverse effect on our ability to market our products successfully.

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

20 | FY 2025 FORM 10-K

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

As of December 31, 2025, we had $30.0 million in outstanding borrowings under our credit facility. Since December 2025, we made additional payments of $10.0 million on our credit facility for a balance of $20.0 million as of February 27, 2026. Our credit facility contains customary representations and warranties, events of default, and financial, affirmative and negative covenants for loan agreements of this kind. In addition, covenants under our current credit facility restrict our ability to pay cash dividends if the Company would be in violation of the minimum tangible net worth test or the leverage ratio test in the current loan agreement as a result of the dividend, among various restrictions. We have been in compliance with these covenants throughout 2025 and anticipate that we will continue to be in compliance during 2026. If we fail to comply with the requirements of our current credit facility, such non-compliance would result in an event of default. If not waived by the bank, such event of default would result in the acceleration of any amounts due under the current credit facility.

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

GENERAL RISK FACTORS

A disruption in, or breach in security of, information technology (“IT”) systems that we use, or any violation of data protection laws, could adversely impact our business and operations.

We rely on the accuracy, capacity, and security of IT systems, some of which are owned and managed by us and some of which are owned and managed by third parties, to process, summarize, transmit, and store electronic information that is critical to operating our business efficiently and effectively. In the ordinary course of business, we directly or indirectly maintain confidential, proprietary and personal information about, or on behalf of, our business and our potential, current and former customers, suppliers and employees. We rely on these IT systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. These IT systems may be disrupted or fail for a number of reasons, including natural disasters, such as fires; power loss; software “bugs”, hardware defects, or employee error and/or malfeasance; compromised or irretrievable backups; wire fraud; or security breaches caused by, among other things, individual and group criminal hacking, computer viruses or malicious codes, malware, ransomware, unauthorized access attempts, denial of service attacks, social engineering schemes, credential theft, phishing scams, exploitation of vulnerabilities in third-party software and systems, or other cyberattacks. IT systems that we use, including those owned and managed by us and those owned and managed by third parties, have experienced cybersecurity threats, attacks and, from time to time, incidents in the past, and we expect that we will continue to be subject to cybersecurity risks in the future. However, to date, based on the information available to us, we believe that these incidents have not had a material impact on our business, operations, or reputation.

PART I	ITEM 1A. RISK FACTORS

Any of these events which deny us use of vital IT systems on which we rely may seriously disrupt our normal business operations. These disruptions may lead to production or shipping stoppages, which may in turn lead to material revenue loss and reputational harm. These cyber threats are diverse and constantly evolving, especially given the advances in, and the rise in the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting, and successfully defending against them and may be more difficult to detect and mitigate, including as threat actors use artificial intelligence and other advanced tools to enhance attacks and impersonation tactics. Successful cybersecurity breaches could, among other things, disrupt our operations or result in the unauthorized disclosure, theft and misuse of company, customer, employee and/or supplier sensitive and confidential information, all of which could adversely affect our financial condition and results of operations.

Cybersecurity breaches of our IT systems, or of the IT systems of third parties on whom we rely, could require us to provide notice to third parties and could result in legal claims or proceedings, financial liability to other parties, governmental investigations, regulatory enforcement actions, fines and penalties, harm employee morale, and damage our brand and reputation. Although we maintain insurance coverage relating to cybersecurity incidents, we have incurred, and may again in the future, incur costs or financial losses that are either not insured against, or not fully covered through, our insurance. In addition, such insurance may be subject to exclusions, sub-limits and retentions and may become more expensive or less available on acceptable terms.

As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication features that are susceptible to both willful and unintentional security breaches. We have incurred costs and expect to incur significant additional costs in order to implement security measures that we feel are appropriate to protect our IT systems. However, there is no guarantee that these enhancements and steps will be adequate to mitigate future losses due to IT system disruptions or breaches, or that we will be able to prevent, detect or respond to future incidents in a timely and effective manner. Such a breach could result in theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information, including current and former employee personal information stored in connection with our human resources function. In addition, although we require third party providers to maintain certain levels of security, such providers remain vulnerable to breaches, security incidents, system unavailability or other malicious attacks that could compromise sensitive information.

Any disruption, outage or breach of IT systems that we use could result in interruption of our business operations, damage to our reputation and a loss of confidence in our security measures, all of which could adversely affect our business. In addition, if our systems are improperly implemented, breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to significant claims, liability, or fines based upon alleged breaches of contract or applicable laws, which liabilities may not be covered by insurance.

We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor, or employee data. Regulators globally are also imposing greater monetary fines for privacy violations including the GDPR that became effective in the European Union in 2018. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could increase our cost of providing our products and services.

We leverage artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, results of operations and financial condition.

We leverage artificial intelligence, including generative artificial intelligence and machine learning, to support our business operations. We also use products and services from third parties that use integrated artificial intelligence technology. Our competitors or other third parties may incorporate artificial intelligence into their operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and operations. In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that the usage of artificial intelligence will be beneficial to our business, including our efficiency or profitability. The legal, regulatory and compliance environments surrounding the design and use of artificial intelligence technology - involving federal, state and foreign regulators - are evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in artificial intelligence-related litigation and government regulatory actions targeting the design, deployment and other uses of artificial intelligence, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities, and defamation. Any of these risks could have an adverse effect on our results of operations, financial condition, business and reputation.

22 | FY 2025 FORM 10-K

PART I	ITEM 1A. RISK FACTORS

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

Our Board understands the critical nature of managing risks associated with cybersecurity threats. Accordingly, our Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and in maintaining shareholder confidence. The Audit Committee has been made primarily responsible for the Board’s oversight of cybersecurity risks. However, the entire Board of Directors reviews significant cybersecurity risks and works with the Audit Committee to address these issues. Our Chief Information Officer is responsible for overseeing cybersecurity and reports to the Audit Committee, as well as the Board at all its regular quarterly meetings regarding matters of cybersecurity. These reports include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), updating the status on defensive security measures and risk assessment, and key information security initiatives. As part of these quarterly presentations to the Board, management provides applicable dashboards and key performance indicator (“KPI”) statistics to demonstrate the effectiveness of current cybersecurity measures in place. Our Board of Directors also receives periodic reports on the Company’s cybersecurity measures and controls around cybersecurity and risk assessment procedures. Our Audit Committee and our other Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our Chief Information Officer has been with the Company for more than 25 years, developing and overseeing our information systems and cybersecurity risk management program. Our Chief Information Officer and his team, which includes a cybersecurity professional, are informed about, and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Board and Audit Committee on any appropriate items. In addition, Peter Jackson, one of our non-employee directors and a member of the Audit Committee, brings to the Board over 28 years of experience spanning manufacturing, enterprise software implementation, system solutions development, cybersecurity, and business suitability solutions. Mr. Jackson’s skillset encompasses enterprise resource planning systems, supply chain optimization, artificial intelligence strategies, organizational change management, and cybersecurity risk mitigation.

24 | FY 2025 FORM 10-K

PART I	OTHER KEY INFORMATION

ITEM 2.    PROPERTIES

Corporate Office

Our principal executive offices are headquartered in an owned facility located at 8503 Hilltop Drive in Ooltewah, Tennessee.

Production Facilities

We operate ten manufacturing facilities in the United States, one in Norfolk, England, three in the Lorraine region of France, and one in Cuneo, Italy. We also operate a research and development facility in the United States and have a storage facility located in France. The aggregate square footage of our operating facilities is approximately 1.2 million square feet, of which 91% is devoted to manufacturing and 9% to corporate office space.

Our two Ooltewah, Tennessee facilities manufacture light- and heavy-duty wreckers; our Athens, Tennessee facility manufactures hydraulic cylinders; our Hermitage, Pennsylvania facility manufactures car carriers; and our two Greeneville, Tennessee facilities manufacture car carriers and transport trailers; our United Kingdom and European facilities manufacture light- and heavy-duty wreckers and car carriers.

In March 2025, our Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project is expected to commence during the second quarter of 2026.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance production capacity. We anticipate the cost of this project to be approximately $100.0 million and for the building project to commence in late 2026.

We believe that our existing facilities and future expansion projects are suitable and adequate for our present purposes. However, we regularly evaluate our properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our operations.

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

Holders of Record

As of February 27, 2026, there were approximately 358 registered holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

The Company has paid consecutive quarterly cash dividends since May 2011. Any future determination as to the payment of cash dividends will depend upon factors such as earnings, capital requirements, our financial condition, restrictions in financing agreements, and other factors deemed relevant by our Board of Directors. Covenants under our current credit facility restrict the payment of cash dividends if the Company would be in violation of the minimum tangible net worth test, the leverage ratio test, or the asset coverage test in the current loan agreement as a result of the dividend, among various other restrictions.

For more information on dividends, see Note 11 – “Shareholders’ Equity”, to our Consolidated Financial Statements.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be included in 2026 Proxy Statement under the section entitled “Equity Compensation Plan Information”, which will be filed with the SEC within 120 days after December 31, 2025.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2025 - October 31, 2025	—	$—	—	$18,340
November 1, 2025 - November 30, 2025	48,208	$37.01	48,208	$16,556
December 1, 2025 - December 31, 2025	11,478	$38.26	11,478	$16,116
TOTAL	59,686		59,686

(1)	On April 2, 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of the Company’s common stock with no expiration date (the “Repurchase Program”). Repurchases under the Repurchase Program may be made on the open market, in privately negotiated transactions, block purchases, or otherwise as permitted by the federal securities laws and other legal and contractual requirements, and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares to be repurchased and the timing of any repurchases will depend on a number of factors, including share price, economic and market conditions, and corporate requirements, among others. The Company may choose to suspend or discontinue the Repurchase Program at any time.
(2)	During the three months ended December 31, 2025, the Company repurchased 59,686 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the three months ended December 31, 2025 was $2.2 million with an average share price of $37.25. All repurchased shares constitute authorized but unissued shares.

Sales of Unregistered Securities

None.

26 | FY 2025 FORM 10-K

PART II	OTHER KEY INFORMATION

Stock Performance Graph

The following graph compares the performance of our common stock to the NYSE Composite index and two peer groups of issuers. Peer Group 1 consists of peers used by an investor’s services group and Peer Group 2 was developed by the Company with input from the compensation consultant of the Compensation Committee of the Board of Directors.

Stock Performance Graph
MLR
NYSE Composite Index
Peer Group 1
Peer Group 2
$200
$150
$100
$50
$-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
$100
$100
$126
$118
$88
$108
$100
$87
$70
$105
$116
$130
$111
$112
$172
$139
$131
$103
$150
$151
$102
$98

The performance graph above assumes $100 was invested on December 31, 2020 in common stock of Miller Industries. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Miller Industries, Inc.	$100	$88	$70	$111	$172	$98
NYSE Composite Index	$100	$118	$105	$116	$131	$151
Peer Group 1	$100	$126	$100	$130	$139	$150
Peer Group 2	$100	$108	$87	$112	$103	$102

Peer Group 1 index consists of Astec Industries, Inc. (ASTE), Blue Bird Corp. (BLBD), Columbus McKinnon Corp. (CMCO), Commercial Vehicle Group, Inc. (CVGI), ESCO Technologies Inc. (ESE), Helios Technologies Inc. (HLIO), Kadant Inc. (KAI), Motorcar Parts of America, Inc. (MPAA), The Manitowoc Company, Inc. (MTW), Mueller Water Products, Inc. (MWA), Enpro Inc. (NPO), Park-Ohio Holdings Group (PKOH), Douglas Dynamics Inc. (PLOW), REV Group, Inc. (REVG), Standard Motor Products, Inc. (SMP), Stoneridge, Inc. (SRI), Standex International Corp (SXI), Gentherm Incorporated (THRM), Tennant Company (TNC), Trinity Industries, Inc. (TRN), and Wabash National Corporation (WNC).

Peer Group 2 index consists of Astec Industries, Inc. (ASTE), Alamo Group Inc. (ALG), Blue Bird Corp. (BLBD), Commercial Vehicle Group, Inc. (CVGI), Columbus McKinnon Corporation (CMCO), FreightCar America, Inc. (RAIL), L.B. Foster Co. (FSTR), Mayville Engineering Company, Inc. (MEC), Motorcar Parts of America, Inc. (MPAA), NN, Inc. (NNBR), Douglas Dynamics Inc. (PLOW), Standard Motor Products, Inc. (SMP), ), and Wabash National Corporation (WNC).

PART II	OTHER KEY INFORMATION

ITEM 6.    [RESERVED]

Reserved.

28 | FY 2025 FORM 10-K

PART II	ITEM 7. MD&A

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As used in this report, “Miller Industries”, the “Company”, “we”, “our”, “ours”, “us”, and similar pronouns refer to Miller Industries, Inc., and its consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on December 31. References to fiscal 2025, 2024, and 2023, are to the fiscal years ended December 31, 2025, 2024, and 2023, respectively. Except as otherwise specified, information in this report is provided as of December 31, 2025. To facilitate timely reporting, the consolidated financial statements include accounts of certain subsidiaries whose fiscal closing dates differ from December 31st by 31 days (or less).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our MD&A within this Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024. Fiscal 2024 items and discussions of year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

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

ABOUT MILLER INDUSTRIES

Miller Industries, headquartered in Ooltewah, Tennessee, was formed in 1990 and has become The World’s Largest Manufacturer of Towing and Recovery Equipment®, with domestic manufacturing operations in Tennessee and Pennsylvania, and foreign manufacturing operations in France, Italy, and the United Kingdom. Miller Industries operates as a single reportable segment and management evaluates performance on a consolidated basis. For more information, see Note 1 – “Organization and Summary of Significant Accounting Policies”.

We develop innovative high-quality towing and recovery equipment worldwide. We design and manufacture bodies of car carriers and wreckers, which are installed on chassis manufactured by third parties, and sold to our customers under our Century®, Vulcan®, Chevron™, Holmes®, Challenger®, Champion®, Jige™, Boniface™, Omars™, Titan®, and Eagle® brand names.

Our products are marketed and sold primarily through a network of distributors that serve all 50 states, Canada, Mexico, and other foreign markets, and through prime contractors to governmental entities. Further, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A., Boniface Engineering, Ltd, and Omars. While most of our distributor agreements do not generally contain exclusivity provisions, management believes that more than 90 percent of our independent distributors do not offer products of any other towing and recovery equipment manufacturer, which we believe is a testament of their loyalty to our brands.

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

Our history of innovation in the towing and recovery industry has been an important factor behind our growth over the last decade, and we believe that our continued emphasis on research and development will be a key factor in our future growth. We opened a free-standing research and development facility in Chattanooga, Tennessee in 2019, where we pursue various innovations in our products and manufacturing processes, some of which are intended to enhance the safety of our employees and reduce our environmental impact. Our investments in strategic and planned projects have contributed to our increased production capacity and optimized our manufacturing processes, including investing in component re-design capabilities that allow for more flexibility in our manufacturing and sourcing. In addition, our strategic investment in Southern Hydraulic Cylinder, Inc. in May 2023, allowed us to strengthen our efforts to enhance the stability of our supply chain. Our domestic plant expansion and modernization projects have installed sophisticated robotics systems and other advanced technologies to complement our talented workforce. As we continue to focus on modernization and operational excellence, we expect to continue to invest in robotics and automated material handling equipment across all our domestic and foreign manufacturing facilities.

In March 2025, our Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project is expected to commence during the second quarter of 2026.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance production capacity. We anticipate the cost of this project to be approximately $100.0 million and for the building project to commence in late 2026.

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

In 2025, we were presented with several ongoing challenges, such as the continued effect of recent years’ supply chain disruptions, inflationary pressures, and uncertainty around tariffs, all of which have impacted our profitability. In addition, during the second half of 2025, we also experienced demand headwinds, including reduced retail sales and lower order intake, which we believe are attributable to the continued high cost of equipment ownership in the elevated interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. As a result of these challenges, during 2025, we strategically decreased production to reduce field inventory in our distribution channel, we implemented certain cost savings initiatives, and continued to secure our supply chain to mitigate the long-term impacts of current and potential future tariffs. These actions during 2025 included the reduction in workforce, which we announced in August 2025, as part of our comprehensive cost reduction plan. Under this plan, we reduced our headcount by approximately 150 positions across three of our U.S. manufacturing facilities during the third quarter of 2025.

As we start 2026, we are continuing to see significant pressure on global supply chains due to economic uncertainty and geopolitical tensions, including military conflicts that have recently erupted or are ongoing in the Middle East and Ukraine. We continue to assess current and ongoing macroeconomic trends and closely monitor our production schedules and cost structure.

30 | FY 2025 FORM 10-K

PART II	ITEM 7. MD&A

In recent years, logistic disruptions and supplier shortages have caused delays in shipping and freight cost increases. In addition, these increases in freight costs and supplier constraints due to workforce disruptions and material shortages have affected our ability to receive essential materials and component parts on time. These supply chain issues, at times, had a direct impact on our production capabilities. Despite these challenges, we maintain focus on meeting the needs of our customers. Ongoing communication and prioritization continue with our suppliers in an effort to identify and mitigate any future and continuing risks, and to proactively manage inventory levels of materials and component parts to align with anticipated demand for our products.

Despite the supply chain challenges we faced in 2025, we believe we are well-positioned to continue enhancing our operating results. However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, the continuing impact of new and ongoing military conflicts in the Middle East and Ukraine or other geopolitical events and developments, and the threat of recession and general economic conditions. We are actively monitoring the impact the military conflict in the Middle East may have on our fuel costs and petroleum-related products. Most recently, the price of fuel surged in March 2026, after U.S. and Israeli strikes on Iran, and retaliatory strikes by Iran on, among others, Israel, Saudi Arabia, and the United Arab Emirates. There remains global uncertainty as to the impact these military campaigns may have on oil-producing countries in the Middle East. In addition, this military conflict has, at least temporarily, disrupted oil distribution globally, as Iran has also retaliated against ships in the Strait of Hormuz, through which approximately 20% of the world’s oil and gas is transported. A prolonged conflict with Iran could drive fuel prices even higher.

Additionally, our future performance will continue to be heavily influenced by, among other things, the high cost of equipment ownership, the continued uncertainty regarding tariffs, and regulations regarding emissions standards. In particular:

●	The rising cost of equipment ownership has posed, and is expected to continue to pose, a significant challenge for end-market towers. Continuing increases in insurance premiums and elevated interest rates have added cost pressures to our end-users, and fluctuations in the value of used trucks have affected trade-in values and new equipment purchases.
●	We continue to experience uncertainty around tariffs, including with respect to the ongoing changes in U.S. trade policies, potential modifications to existing trade agreements, further restrictions on free trade, and any potential new or further escalation of trade tensions and retaliatory measures by foreign governments. See “Our dependence upon outside suppliers for component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, leaves us subject to changes in price and availability (including as a result of tariffs), the cadence and quantity of deliveries from our suppliers, and delays in receiving supplies of such materials, component parts or chassis” in Part I, Item 1A – “Risk Factors” of this Annual Report for further information regarding tariffs. While we believe the diversity and strength of our supply chain leaves us well-positioned to navigate these uncertainties, the applicability and ultimate impact of these matters, costs of component parts, chassis and raw materials, and foreign currency translation, still remains unknown.
●	In recent years, regulations with near zero emission standards were adopted by certain states, which limit the amount of diesel-powered commercial vehicles that can be registered and, therefore, the number of vehicles we can sell in these states. Compliance with these regulations negatively impacted customer demand during 2024 and through the third quarter of 2025 and were expected to continue to negatively impact customer demand. However, with the EPA and Congress either revoking, or being unwilling to grant, necessary federal preemption waivers with respect to the California Air Resources Board’s regulations and other similar state laws, as well as some states pushing to limit the impact of these and similar regulations, we believe the effects of these regulations could lessen in 2026. For further information regarding federal and state laws and regulations governing commercial vehicle engine emissions, including the California Air Resources Board’s regulations, see “Government Regulations and Environmental Matters” in Part I, Item 1 - “Business” and “Environmental and health and safety liabilities and requirements could require us to incur material costs” in Part I, Item 1A - “Risk Factors”.

The impact of these factors remains largely out of our control, and we currently anticipate that these factors will continue to have an adverse impact on our production capabilities, financial results, and cash flow into fiscal 2026.

Inflation

Impacts of inflation, global supply chain disruptions, geopolitical tensions, including new and ongoing military conflicts in the Middle East and Ukraine, and any resulting rise in fuel costs, and other macroeconomic factors can lead to foreign currency fluctuations. The impact of inflationary or deflationary pressures have caused and may continue to cause foreign currency translation gains or losses within our consolidated statement of comprehensive income/loss.

PART II	ITEM 7. MD&A

Emissions Regulations and California’s Air Resources Board

Further information regarding federal and state laws and regulations governing commercial vehicle engine emissions, including the California Air Resources Board’s regulations, is included under the heading “Government Regulations and Environmental Matters” in Part I, Item 1 – “Business” and  “Environmental and health and safety liabilities and requirements could require us to incur material costs” in Part I, Item 1A – “Risk Factors” of this Annual Report.

Acquisition of Omars

During the fourth quarter of fiscal 2025, we completed the acquisition of Omars – S.p.A, a designer and manufacturer of towing and recovery vehicles. Omars, headquartered in Cuneo, Italy, has over 45 years of experience in manufacturing light-duty, medium-duty, and heavy-duty recovery vehicles and car carriers. With a highly complementary product portfolio, we believe this acquisition will expand Miller Industries’ footprint in the European market with an additional, well-recognized European brand. This acquisition will provide Miller Industries with additional capacity which we expect will improve our manufacturing flexibility and our ability to meet growing customer demands.

Credit Facility

As of December 31, 2025, we had $30.0 million in outstanding borrowings under our credit facility. Since December 2025, we have made additional payments totaling $10.0 million on our credit facility for a balance of $20.0 million as of February 27, 2026.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of income for the years ended:

	Years Ended December 31,
(in thousands)	2025	2024	Change
NET SALES	$790,271	$1,257,500	(37.2)%
COST OF OPERATIONS	669,879	1,086,695	(38.4)%
GROSS PROFIT	120,392	170,805	(29.5)%
OPERATING EXPENSES:
Selling, general and administrative	88,983	86,322	3.1%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	660	3,928	(83.2)%
Other (income) expense, net	(745)	425	(275.3)%
Total expenses, net	88,898	90,675	(2.0)%
INCOME BEFORE INCOME TAXES	31,494	80,130	(60.7)%
INCOME TAX PROVISION	8,480	16,636	(49.0)%
NET INCOME	$23,014	$63,494	(63.8)%

Comparison of the Years Ended December 31, 2025 and 2024

Net Sales

Consolidated net sales in fiscal 2025 were $790.3 million compared to $1.26 billion in fiscal 2024, a decrease of 37.2%. The decrease in net sales was primarily driven by lower production levels to mitigate inventory buildup in our distribution channel.

Net foreign sales in fiscal 2025 were $148.9 million compared to $125.7 million in fiscal 2024, an increase of 18.5%.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related overhead, physical inventory adjustments, as well as inbound and outbound freight. Costs of operations in fiscal 2025 were $669.9 million compared to $1.09 billion in fiscal 2024, a decrease of 38.4%. The decrease in cost of operations was consistent with the decrease in sales.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit in fiscal 2025 was $120.4 million compared to $170.8 million in fiscal 2024, a decrease of 29.5%. The decrease was primarily due to a decrease in net sales. Gross profit as a percentage of sales was 15.2% for

32 | FY 2025 FORM 10-K

PART II	ITEM 7. MD&A

fiscal 2025 compared to 13.6% in fiscal 2024, an increase of 12.2%. The increase was primarily due to a favorable product mix, which shifted from a higher percentage of chassis delivered throughout 2024 to a higher percentage of units throughout 2025.

Selling, General and Administrative

Selling, general and administrative expenses in fiscal 2025 were $89.0 million compared to $86.3 million in fiscal 2024, an increase of 3.1%. The increase in selling, general and administrative expenses was primarily due to one-time costs associated with an enhanced retirement program, acquisition costs related to our acquisition of Omars in December 2025, and higher expenses related to long-term executive RSU programs, which are aligned with our commitment to retain key leadership talent and strengthen long-term shareholder value creation. Additional increases include SG&A expenses related to Omars and continued investment in our workforce.

During the third quarter of 2025, the Company offered an enhanced retirement program available to all U.S. employees aged 65 and above. The program was voluntary and the amounts calculated were based on each individual’s compensation and years of service with the Company. The Company recognizes the expense upon an irrevocable acceptance of the offer from the employee. The net financial impact totaled $2.7 million.

As a percentage of net sales, selling, general and administrative expenses increased to 11.3% in 2025 from 6.9% in 2024.

Interest Expense, Net

Interest expense, net in fiscal 2025 was $0.7 million compared to $3.9 million in fiscal 2024, a decrease of 83.2%. Interest expense for the year ended December 31, 2025 totaled $7.1 million and $9.8 million for the comparable period in 2024, offset by interest income of $6.4 million for fiscal 2025 and $5.9 million for fiscal 2024. The decrease in interest expense was primarily related to reduced floor plan costs associated with lower sales volume and decreased debt levels. The increase in interest income was due to increased interest billings on open accounts receivable balances from customers.

Other (Income) Expense

The Company is exposed to foreign currency transaction risk when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange gain of $0.2 million for 2025 compared to a net exchange loss of $0.6 million for 2024. Other (income) expense for fiscal 2025 includes $0.5 million of other income.

Provision for Income Taxes

The provision for income taxes for the years ended December 31, 2025 and 2024 reflects a combined federal, state, and foreign tax rate of 26.9% and 20.8%, respectively, which corresponds to a tax provision of $8.5 million in 2025 compared to $16.6 million for 2024. For more information on the effective tax rate, see Note 8 – “Income Taxes” to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We expect our primary sources of cash to be from cash and cash equivalents, cash flow from operations, and availability under our credit facility as of December 31, 2025. We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs for the next twelve months. However, our ability to satisfy our cash needs will substantially depend upon a number of factors including our future operating performance, taking into account the economic, regulatory, and other factors discussed elsewhere in this Annual Report, many of which are beyond our control.

As of December 31, 2025, the Company did not have any off-balance sheet arrangements.

Cash and Cash Equivalents

As of December 31, 2025 and 2024, we had consolidated cash and cash equivalents of $44.7 million and $24.3 million, respectively. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends and principal, and interest payments on indebtedness.

Cash and cash equivalents included $30.0 million and $18.2 million held by foreign subsidiaries based in local currency for the years ended December 31, 2025 and 2024, respectively. We do not currently have plans to repatriate undistributed foreign earnings to the United States and have not determined any timeline or amount for any such future distributions.

PART II	ITEM 7. MD&A

Working Capital

Working capital as of December 31, 2025 and 2024 was $303.0 million and $331.9 million, respectively. Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, and payments to vendors. Management continually monitors working capital to ensure it remains at levels to support ongoing operations, meet obligations, and pursue growth opportunities. See “Cash Flows” – “Cash Flows Provided by (Used in) Operating Activities” contained within this MD&A for additional discussion on working capital.

Capital Expenditures

Capital expenditures during fiscal 2025 and 2024 were $13.7 million and $15.4 million, respectively. We make ongoing capital investments in our manufacturing facilities and other capital assets to increase the production capacity and efficiencies of our operations. See “Cash Flows” – “Cash Flows Provided by (Used in) Investing Activities” contained within this MD&A for additional discussion on capital expenditures.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.20 per share in fiscal 2025. Future common stock cash dividends will depend on our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors. See Note 11 – “Shareholders’ Equity”, for additional discussion on dividends.

Indebtedness

Credit Facility

In 2022, we entered into an amendment to our loan agreement with First Horizon Bank (“First Horizon”) that provides an unsecured revolving credit facility with a maturity date of May 31, 2027, to increase the credit facility from $50.0 million to $100.0 million. We made certain technical and operational adjustments necessary to implement the one-month Term SOFR Rate (as defined in the loan agreement) as the primary interest rate index under the credit facility and added a new asset coverage financial covenant test. All other material terms and conditions of the credit facility remained unchanged.

We pay a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount under the credit facility. The credit facility contains customary representations and warranties, events of default, and financial, affirmative, and negative covenants for loan agreements of this kind.

Our ongoing operations have, to date, been funded by a combination of cash flows from operations and borrowings under our credit facility. As of December 31, 2025, the Company had $30.0 million in outstanding borrowings under the credit facility. Since December 2025, we made additional payments totaling $10.0 million on our credit facility for a balance of $20.0 million as of February 27, 2026.

Changes in interest rates affect the interest paid on indebtedness under our credit facility because the outstanding amounts of indebtedness under our current credit facility are subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the one-month Term SOFR plus 1.00% or 1.25% per annum, depending on our leverage ratio, for a rate of interest of 4.80% as of December 31, 2025.

As of December 31, 2025, we were in compliance with all covenants under the credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $0.3 million in non-cancellable operating lease obligations for the year ended December 31, 2025 and approximately $0.6 million for the year ended December 31, 2024. There were no non-cancellable finance lease obligations for either year. Leases with original contractual terms less than one year were excluded from non-cancellable lease obligations.

34 | FY 2025 FORM 10-K

PART II	ITEM 7. MD&A

Cash Flows

Information about our cash flows, by category, is presented in our consolidated statement of cash flows and is summarized below:

	Years Ended December 31,
(in thousands)	2025	2024	Change
Operating activities	$98,720	$16,870	485.2%
Investing activities	(30,784)	(15,269)	(101.6)%
Financing activities	(50,749)	(6,619)	(666.7)%
Effect of exchange rate changes on cash and cash equivalents	3,158	(554)	670.0%
Net increase (decrease) in cash and cash equivalents	$20,345	$(5,572)	465.1%

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities during 2025 was $98.7 million, compared to $16.9 million of cash provided by operating activities during 2024. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. During fiscal 2025, the change in operating activities was primarily due to reduction of accounts receivable as the inventory buildup in our distribution channel decreased and flowed through to the end-customer.

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities during 2025 was $30.8 million, compared to $15.3 million used in investing activities during 2024. The cash used in investing activities for 2025 was primarily for the acquisition of Omars and purchases of property, plant, and equipment; cash used in 2024 was primarily for purchases of plant, property and equipment.

Cash Flows Provided by (Used in) Financing Activities

Cash used in financing activities during 2025 was $50.7 million, compared to $6.6 million used in financing activities during 2024. The cash used in financing activities in 2025 resulted from repayments of $35.0 million under the Company’s primary credit facility, the payment of cash dividends of $9.2 million and stock repurchase of $6.0 million. See Note 11 – “Shareholders’ Equity” for more information.

Cash used in financing activities during fiscal 2024 included advances on the credit facility of $5.0 million, offset by dividend payments of $8.7 million and stock repurchase of $2.9 million.

CRITICAL ACCOUNTING POLICIES AND SENSITIVE ACCOUNTING ESTIMATES

Critical accounting policies and estimates are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Because estimates are inherently uncertain, actual results may differ. In this section, we describe the significant policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and assumptions. See Note 1 – “Organization and Summary of Significant Accounting Policies” of the consolidated financial statements for further discussion on significant accounting policies.

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

A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables as of December 31, 2025, would result in an increase or decrease in bad debt expense of $0.2 million. We believe the reserve maintained and expenses recorded in fiscal 2025 are appropriate.

PART II	ITEM 7. MD&A

At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for credit losses as a percentage of revenue. The following table presents information regarding our allowance for credit losses over the past three fiscal years:

(in thousands, except percentages)	2025	2024	2023
Allowance for credit losses, beginning of period	$1,850	$1,527	$1,319
Charges to costs and expenses	26	323	208
Reduction to allowance for customer write-offs	—	—	—
Allowance for credit losses, end of period	$1,876	$1,850	$1,527

Allowance as a percentage of customer receivables	0.9%	0.6%	0.5%
Allowance as percentage of revenue	0.2%	0.1%	0.1%

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

36 | FY 2025 FORM 10-K

PART II	ITEM 7. MD&A

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

We may elect to first perform a qualitative assessment to determine whether changes in events or circumstances (since our most recent quantitative test for impairment) indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount. We have an unconditional option to bypass the qualitative assessment for a reporting unit and proceed directly to performing the quantitative analysis. If elected, in conducting the initial qualitative assessment, we analyze our most recent estimates of the fair value of a reporting unit by assessing actual and projected growth trends for operating results, as well as historical operating results versus planned performance. Additionally, a reporting unit is assessed for critical areas that may impact its operating performance, including macroeconomic conditions, industry and market considerations, cost factors such as products and component parts and labor, market-related exposures such as fluctuations in our company’s market capitalization and share price, and/or any other potential risks to operating performance, such as regulatory and environmental changes. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment of goodwill may exist, a quantitative test for impairment is performed.

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

At the time of sale, we recognize expense and record a warranty accrual for manufactured items for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of warranty claims to sales, and the historical length of time between the sale and resulting warranty claim. If applicable, historical claims experience may be adjusted for known product design improvements.

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

PART II	ITEM 7. MD&A

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

Foreign Currency Translations

The functional currency of the Company’s foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars using the respective current exchange rate in effect as of the balance sheet date for balance sheet accounts, respective weighted-average exchange rate during the period for revenue and expense accounts, and historical rates for equity accounts. The resulting translation adjustments are deferred as a component of other comprehensive income within the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 – “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

38 | FY 2025 FORM 10-K

PART II	ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks relate to interest rate risks and foreign currency exchange rate risks.

Interest Rate Sensitivity

Interest rate risk is significant given the potential effects on our earnings and cash flows. Annually, we perform sensitivity analysis on our exposure to interest rates. In conducting this sensitivity analysis, we assumed a hypothetical 100-basis point change in interest rates on our outstanding amounts of indebtedness under our credit facility, subject to variable interest rates. Under our credit facility, the non-default rate of interest is equal to the one-month Term SOFR Rate plus 1.00% or 1.25% per annum, depending on the leverage ratio. For the year ended December 31, 2025, the effect of a hypothetical 100-basis point increase or decrease in overall interest rates on our variable rate debt would have changed interest expense by approximately $0.6 million. The 100-basis point change on our variable rate debt would not have materially impacted our earnings or cash flows for fiscal 2025.

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

For the years ended December 31, 2025, 2024, and 2023 the impact of foreign currency exchange rate changes on our results of operations and cash flows was a net foreign currency exchange gain of $0.2 million, a loss of $0.6 million, and gain of $0.8 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, we recognized a foreign currency translation gain of $6.3 million, loss of $1.8 million, and gain of $3.2 million, respectively because of the strengthening or weakening of the U.S. dollar against certain foreign currencies.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

40 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on management’s assessment under those criteria, we concluded that, as of December 31, 2025, we maintained effective internal control over financial reporting.

Elliott Davis, LLC, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which appears herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Miller Industries, Inc. and subsidiaries

Ooltewah, Tennessee

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Miller Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

42 | FY 2025 FORM 10-K

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

We have served as the Company’s auditor since 2003.

Chattanooga, Tennessee

March 4, 2026

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
(in thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,682	$24,337
Accounts receivable, net of allowance for credit losses of $1,876 and $1,850 as of December 31, 2025 and December 31, 2024, respectively	198,261	313,413
Inventories, net	184,231	186,169
Prepaid expenses	12,409	5,847
Total current assets	439,583	529,766
NON-CURRENT ASSETS:
Property, plant and equipment, net	123,808	115,979
Right-of-use assets – operating leases	276	545
Goodwill	20,073	19,998
Other assets	5,927	727
TOTAL ASSETS	$589,667	$667,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,246	$—
Accounts payable	78,548	145,853
Accrued liabilities	55,602	51,702
Current portion of operating lease obligation	176	318
Total current liabilities	136,572	197,873
NON-CURRENT LIABILITIES:
Long-term obligations	31,055	65,000
Non-current portion of operating lease obligation	100	227
Deferred income tax liabilities	1,370	2,885
TOTAL LIABILITIES	169,097	265,985

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued and outstanding – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued and outstanding – 11,371,730 and 11,439,292 shares as of December 31, 2025 and December 31, 2024, respectively	114	114
Additional paid-in capital	153,046	153,704
Retained earnings	268,798	254,938
Accumulated other comprehensive loss	(1,388)	(7,726)
TOTAL SHAREHOLDERS’ EQUITY	420,570	401,030
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$589,667	$667,015

The accompanying notes are an integral part of these consolidated statements.

44 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
NET SALES	$790,271	$1,257,500	$1,153,354
COST OF OPERATIONS	669,879	1,086,695	1,001,500
GROSS PROFIT	120,392	170,805	151,854

OPERATING EXPENSES:
Selling, general and administrative expenses	88,983	86,322	73,087

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	660	3,928	5,974
Other (income) expense, net	(745)	425	(991)
Total expense, net	88,898	90,675	78,070

INCOME BEFORE INCOME TAXES	31,494	80,130	73,784

INCOME TAX PROVISION	8,480	16,636	15,493
NET INCOME	$23,014	$63,494	$58,291

INCOME PER SHARE OF COMMON STOCK:
Basic	$2.01	$5.55	$5.10
Diluted	$1.98	$5.47	$5.07

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.80	$0.76	$0.72

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,447	11,450	11,439
Diluted	11,615	11,602	11,507

The accompanying notes are an integral part of these consolidated statements.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2025	2024	2023
NET INCOME	$23,014	$63,494	$58,291

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	6,338	(1,793)	3,240
Total other comprehensive income (loss)	6,338	(1,793)	3,240

TOTAL COMPREHENSIVE INCOME	$29,352	$61,701	$61,531

The accompanying notes are an integral part of these consolidated statements.

46 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2022	11,416,716	$114	$152,392	$150,124	$(9,173)	$293,457
Issuance of common stock to non-employee directors	4,604	—	123	—	—	123
Stock-based comp on nonvested RSUs	—	—	1,273	—	—	1,273
Stock-based comp on vested RSUs	24,320	—	(214)	—	—	(214)
Dividends paid ($0.72)	—	—	—	(8,250)	—	(8,250)
Foreign currency translation gain (loss)	—	—	—	—	3,240	3,240
Net income	—	—	—	58,291	—	58,291
BALANCE, December 31, 2023	11,445,640	$114	$153,574	$200,165	$(5,933)	$347,920
Issuance of common stock to non-employee directors	18,832	—	753	—	—	753
Stock-based comp on nonvested RSUs	—	—	2,473	—	—	2,473
Stock-based comp on vested RSUs	24,320	—	(198)	—	—	(198)
Repurchases of common stock	(49,500)	—	(2,898)	—	—	(2,898)
Dividends paid ($0.76)	—	—	—	(8,721)	—	(8,721)
Foreign currency translation gain (loss)	—	—	—	—	(1,793)	(1,793)
Net income	—	—	—	63,494	—	63,494
BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030
Issuance of common stock to non-employee directors	10,003	—	1	—	—	1
Stock-based comp on nonvested RSUs	—	—	4,526	—	—	4,526
Stock-based comp on vested RSUs	66,803	—	801	—	—	801
Repurchases of common stock	(144,368)	—	(5,986)	—	—	(5,986)
Dividends paid ($0.80)	—	—	—	(9,154)	—	(9,154)
Foreign currency translation gain (loss)	—	—	—	—	6,338	6,338
Net income	—	—	—	23,014	—	23,014
BALANCE, December 31, 2025	11,371,730	$114	$153,046	$268,798	$(1,388)	$420,570

The accompanying notes are an integral part of these consolidated statements.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,014	$63,494	$58,291
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,685	14,070	13,243
(Gain) Loss on disposal of property, plant and equipment	(377)	128	(251)
Provision for credit losses	(111)	325	203
Issuance of common stock, net of shares withheld for employee taxes	1	(198)	123
Stock-based compensation	5,327	3,226	1,059
Deferred tax provision	(1,515)	(1,170)	(2,181)
Changes in operating assets and liabilities:
Accounts receivable	121,719	(28,149)	(105,599)
Inventories	18,915	2,180	(30,421)
Prepaid expenses	(6,272)	(1,247)	50
Other assets	105	364	63
Accounts payable	(73,262)	(45,430)	64,936
Accrued liabilities	(4,518)	9,594	10,996
Income taxes payable	1,009	(317)	451
Net cash flows provided by (used in) operating activities	98,720	16,870	10,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,707)	(15,352)	(12,097)
Proceeds from sale of property, plant and equipment	1,537	59	398
Acquisition of business, net of cash	(18,614)	24	(17,376)
Net cash flows provided by (used in) investing activities	(30,784)	(15,269)	(29,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,986)	(2,898)	—
Net (payments) borrowings under credit facility	(35,000)	5,000	15,000
Payments of cash dividends	(9,154)	(8,721)	(8,249)
Payments of long-term debt	(609)	—	—
Net cash flows provided by (used in) financing activities	(50,749)	(6,619)	6,751

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,158	(554)	1,117
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,345	(5,572)	(10,244)
CASH AND CASH EQUIVALENTS, beginning of period	24,337	29,909	40,153
CASH AND CASH EQUIVALENTS, end of period	$44,682	$24,337	$29,909
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$7,049	$9,711	$8,092
Cash payments for income taxes, net of refunds	$7,499	$23,699	$18,053

The accompanying notes are an integral part of these consolidated statements.

48 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miller Industries, Inc., and subsidiaries (the “Company”) is The World’s Largest Manufacturer of Towing and Recovery Equipment®. The principal markets for the Company’s towing and recovery equipment are approximately 76 distributor locations and the users of towing and recovery equipment located primarily throughout North America, and over 30 distributors that serve other foreign markets. The Company’s products are marketed under the brand names of Century®, Vulcan®, ChevronTM, Holmes®, Challenger®, Champion®, JigeTM, BonifaceTM, OmarsTM, Titan® and Eagle®.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Fair value measurements are classified under the following fair value hierarchy:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Inputs, other than quoted market prices included in Level 1 that are observable either directly or indirectly for the asset or liability.

Level 3: Unobservable inputs are used when little or no market data is available. Unobservable inputs are used if there is little or no market data for the asset or liability at the measurement date.

Items Measured at Fair Value on a Recurring Basis

The carrying value of cash and temporary investments, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturity of these instruments at December 31, 2025 and 2024. The carrying values of the indebtedness under the Company’s first amendment to the loan agreement with First Horizon Bank were not materially different than the estimated fair values because the interest rate approximated rates currently available to the Company as of December 31, 2025 and 2024.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As of December 31, 2025 and 2024, there were no significant assets or liabilities measured at fair value on a non-recurring basis outside of impairment assessments around Property, Plant, and Equipment, and Goodwill as described in Note 1 – “Organization and Summary of Significant Accounting Policies”, and the fair value of assets and liabilities explained in Note 2 – “Business Combinations”.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include: allowance for expected credit losses, net realizable value of inventory, long-lived assets, valuations of the assets acquired and liabilities assumed in a business combination or asset acquisition, impairment testing to goodwill, warranty accruals, income tax accruals, and foreign currency translations. Actual results could differ materially from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

economic environment and other relevant factors, as applicable. Management adjusts such estimates and assumptions when facts and circumstances dictate.

Cash and Cash Equivalents

Cash consists of deposits held at financial institutions. We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Accounts Receivable and Allowance for Credit Losses

Trade receivables are presented net of an allowance for credit losses of $1.9 million and $1.8 million as of December 31, 2025 and 2024, respectively. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses. Since the Company’s trade receivables are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. The allowance is estimated using a combination of factors including the age of receivable balances and historical credit loss experience, supplemented by the Company’s knowledge of customer specific information, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We write off any amounts deemed uncollectible against the established allowance for credit losses.

For receivables not serviced through third-party floor plan financing arrangements, the company extends credit ranging in terms depending on product line, to customers in the normal course of business. For a rollforward of the allowance for credit losses, see Schedule II – “Valuation of Qualifying Accounts” contained herein.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist primarily of cash on deposit or short-term liquid investments with original contractual maturities of three months or less. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We have not historically incurred any related losses.

Our trade receivables are exposed to a concentration of credit risk with certain large customers. We perform regular credit evaluations of our customers’ financial conditions and maintain reserves for losses through the established allowance for credit losses. Historically, such losses have been within our expectations. As of December 31, 2025 and December 31, 2024, there was no one customer with a trade account receivable greater than 10% of the Company’s total trade receivables.

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

50 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be fully recoverable. When a determination has been made that the carrying amount of long-lived assets may not be fully recovered, the amount of impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on projected future cash flows discounted at a rate determined by management, or if available, independent appraisals or sales price negotiations. No impairment loss was recognized for long-lived assets during the years ended December 31, 2025 and 2024, respectively.

The following table summarizes long-lived assets by geographic location for the years ended:

	December 31,	December 31,
(in thousands)	2025	2024
Geographic Regions:
North America	$124,448	$129,181
Foreign	19,709	7,341
Total Long-Lived Assets	$144,157	$136,522

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

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

the right-of-use asset plus the periodic interest expense from the lease obligation. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.

We apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2025, 2024, and 2023 was immaterial. We do not separate lease and non-lease components.

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

For the years ended December 31, 2025, 2024, and 2023 the Company did not have contract assets. Terms on account receivables vary and are based on specific terms agreed upon with the customer. For each of the years ended December 31, 2025, 2024, and 2023, contract liabilities were $0.2 million and are included in accrued liabilities on the accompanying consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023, the Company did not increase contract liabilities. For the years ended December 31, 2025, 2024, and 2023, the settlement of contract liabilities was de-minimis.

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

Warranty expense in 2025, 2024 and 2023, was $5.5 million, $4.7 million, and $4.0 million, respectively.

The table below provides a summary of the warranty liability:

	December 31,	December 31,
(in thousands)	2025	2024
Accrual, Beginning of the year	$3,513	$2,813
Provision	5,447	4,668
Settlement and other, net of translation adjustment	(5,413)	(3,968)
Accrual, End of the year	$3,548	$3,513

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

52 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company also records interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2025 and 2024, the Company reported no unrecognized tax benefits in the consolidated balance sheets and no activity relating to unrecognized tax positions was recognized in the consolidated statements of income.

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

Disaggregation of Revenue

The following table summarizes revenue by region for the years ended:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Geographic Regions:
North America	$641,420	$1,131,834	$1,038,964
Foreign	148,851	125,666	114,390
TOTAL NET REVENUE	$790,271	$1,257,500	$1,153,354

Research and Development

The Company’s research and development costs are expensed as incurred and included in cost of operations and to a lesser extent in selling, general and administrative expenses. Research and development costs were $8.2 million, $6.2 million, and $6.0 million, for fiscal years ending December 31, 2025, 2024, and 2023, respectively.

Shipping and Handling

The Company records revenues earned for shipping and handling as revenue, while the costs are primarily included in cost of operations in our consolidated statements of income. Costs include all delivery expenses as well as all costs to prepare the product for shipment.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In 2023, the Company adopted an Excess Incentive-Based Compensation Recoupment Policy (the “Policy”), to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards of the New York Stock Exchange (together with Rule 10D-1, the “Final Clawback Rules”). The Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company, as defined in Rule 10D-1, in the event the Company is required to prepare an accounting restatement, in accordance with Final Clawback Rules.

Earnings Per Share

We compute basic earnings per share based on the weighted-average number of shares of common stock outstanding during the period. We calculate diluted earnings per share based on the weighted-average number of shares of common stock plus the effect of potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock include outstanding restricted stock units. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect. See Note 13 – “Earnings Per Share” for additional information.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not been issued or made available for issuance. The Company adopted the guidance in the fiscal year beginning January 1, 2025 and the additional disclosure has been added (see Note 8 – “Income Taxes”).

Recently Issued Standards

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), and clarified by ASU 2025-01, which provides investors with a better understanding of the major components of an entity’s income statement. The pronouncement is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its disclosures, including the method and timing of adoption.

54 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Segment Disclosures

The Company has one reportable segment identified as towing and recovery equipment, which is manufactured in the United States, United Kingdom, Italy, and France. The nature of the products manufactured and services provided, the nature of production processes, the type of customer for the products, and the methods used to distribute products and provide services are common across all of our facilities. The Company designs and manufactures bodies of car carriers and wreckers, which are installed on chassis (manufactured by third parties) and sold to our customers. Net sales is primarily derived from the sale of towing and recovery equipment through our distributor network or directly to end-user customers.

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

The following tables contain information reviewed by the CODM:

	Years Ended December 31,
(in thousands)	2025	2024	2023
CONSOLIDATED STATEMENT OF INCOME
Net Sales by Geographic Region:
North America	$641,420	$1,131,834	$1,038,964
Foreign	148,851	125,666	114,390
Net Sales	790,271	1,257,500	1,153,354

Cost of operations	669,879	1,086,695	1,001,500
Selling, general and administrative expenses	88,983	86,322	73,087
Interest expense, net	660	3,928	5,974
Other (income) expense, net	(745)	425	(991)
Income before taxes	31,494	80,130	73,784
Tax expense	8,480	16,636	15,493
CONSOLIDATED NET INCOME	$23,014	$63,494	$58,291

	December 31,	December 31,
(in thousands)	2025	2024
TOTAL ASSETS
Cash and cash equivalents	$44,682	$24,337
Accounts Receivable, net of allowance for credit losses	198,261	313,413
Inventories, net	184,231	186,169
Prepaid expenses	12,409	5,847

Long-Lived assets:
North America	124,448	129,181
Foreign	19,709	7,341
Net Long-Lived Assets	144,157	136,522

Other Assets	5,927	727
CONSOLIDATED TOTAL ASSETS	$589,667	$667,015

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2.          BUSINESS COMBINATIONS

Omars – S.p.A.

On December 2, 2025, the Company completed the acquisition of 100% of the outstanding equity interests in Omars – S.p.A. (“Omars”), an Italian company. Omars manufactures towing and recovery equipment in Italy and sells its products and services in Europe and various other countries. The addition of Omars to the Company provides additional manufacturing capacity and expands the Company’s market footprint outside the United States.

The purchase price, totaling approximately $20.2 million, was comprised of cash on hand and by drawing on the existing revolving credit facility.

The preliminary allocation of the consideration for the acquisition of Omars was as follows:

(in thousands)
SOURCES OF FINANCING:
Cash	$20,201
Fair Value of Consideration Transferred	20,201

FAIR VALUE OF ASSETS & LIABILITIES:
Cash	$1,587
Accounts receivable	4,762
Inventory	13,104
Prepaid expenses	234
Property, plant and equipment	9,127
Identifiable intangible assets:
Trademarks and trade names	2,918
Customer relationships	2,110
Total Assets Acquired	33,842

Accounts payable and accrued liabilities	$9,769
Short-term debt	2,306
Long-term debt	1,643
Total Liabilities Assumed	13,718

GOODWILL	$77

The fair value of the assets acquired includes trade receivables of $4.8 million that are not purchased financial assets with credit deterioration. The Company does not anticipate any markdowns of trade receivables or corresponding credit losses.

The Company has engaged a third-party to perform a valuation of Omars, which includes intangible assets and real estate. However, the valuation has not been completed at the time of this annual filing, due to the timing of acquisition relative to the filing date. As such, any adjustment to the value of assets, such as intangible assets, fixed assets and/or inventory, will be disclosed in future filings. We expect the allocation to be finalized in the second quarter of 2026.

Transaction costs incurred in the acquisition were not material and were primarily related to legal, accounting and consulting services and were expensed as incurred through December 31, 2025 and are included in Selling, General and Administrative expenses in the consolidated statements of operations.

The allocations of the fair value of the acquired business were based on preliminary valuations of the estimated net fair value of the assets and liabilities of Omars. The provisional fair value estimates are subject to adjustment during the measurement period (up to one year from the acquisition date). The fair values of the assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management.

During the measurement period, preliminary valuations assigned to assets and liabilities will be adjusted if new information is obtained about facts and circumstances that existed as of the acquisition date which, if known, would have resulted in revised values for these items as of that date. The net working capital adjustment related to the acquisitions is estimated as of the closing date and will be adjusted based

56 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

on that estimate. Net working capital adjustments, if any, will be recorded in other assets on the consolidated balance sheet. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The results of operations of Omars for the period from the December 2, 2025 acquisition date through December 31, 2025, are included in the accompanying consolidated statements of operations since the acquisition date. Transaction costs associated with the acquisition were not significant.

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for Omars, and the estimated fair values of the assets acquired, and liabilities assumed have been included in the Company’s consolidated financial statements since the date Omars acquired 100% of the outstanding equity interests in Omars – S.p.A. For the year ended December 31, 2025, Omars contributed approximately $2.4 million to the Company’s revenues and decreased pretax income by approximately $0.4 million. Loss for the period includes adjustments made for amortization of estimated intangible assets as well as sales of finished goods recorded at market value as part of the acquisition.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Omars for the periods as shown as if the acquisition had occurred on January 1, 2023. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

	Pro Forma Years Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$821,111	$1,282,625	$1,180,680
Income Before Income Taxes	$35,384	$81,354	$74,735

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHC, Inc.

On May 31, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc. through an acquisition subsidiary formed as a Tennessee corporation, which then changed its name to SHC, Inc. (“SHC”). SHC manufactures, sells, and services hydraulic cylinders and related components. The operations of SHC align with those of the Company, which has enhanced the stability of the Company’s supply chain since the acquisition.

The purchase price totaling approximately $17.4 million was comprised of cash on hand and by drawing on the existing revolving credit facility.

The allocation of the consideration for the net assets acquired from the acquisition from Southern Hydraulic Cylinder, Inc. was as follows:

(in thousands)
SOURCES OF FINANCING:
Cash	$17,352
Fair Value of Consideration Transferred	17,352

FAIR VALUE OF ASSETS & LIABILITIES:
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

The results of operations of SHC for the period from the May 31, 2023 acquisition date through December 31, 2025, are included in the accompanying consolidated statements of operations since the acquisition date. Transaction costs associated with the acquisition were not significant.

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for SHC, and the estimated fair values of the assets acquired, and liabilities assumed have been included in the Company’s consolidated financial statements since the date SHC acquired substantially all of the assets and assumed certain liabilities of Southern Hydraulic Cylinder, Inc. For the year ended December 31, 2025, SHC contributed approximately $8.0 million to the Company’s revenues and increased pretax income by approximately $1.2 million. Earnings for the period include adjustments made for the elimination of intercompany sales and profits, as well as sales of finished goods recorded at market value as part of the acquisition.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Southern Hydraulic Cylinder, Inc. for the periods as shown as if the acquisition from Southern Hydraulic Cylinder, Inc. had occurred on

58 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

January 1, 2022. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

	Pro Forma Years Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$790,271	$1,257,500	$1,156,639
Income Before Income Taxes	$31,368	$80,130	$74,404

3.INVENTORY

Inventories, net of reserves, consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Chassis	$43,353	$36,930
Raw materials	66,235	77,358
Work in process	51,476	48,251
Finished goods	23,167	23,630
TOTAL INVENTORY	$184,231	$186,169

For the years ended December 31, 2025 and 2024, inventories presented in the consolidated balance sheets are net of inventory reserves of $6.3 million and $5.2 million, respectively.

The Company did not recognize any impairment of inventory.

4.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Land and improvements	$31,715	$22,580
Buildings and improvements	95,204	85,993
Machinery and equipment	94,068	93,275
Furniture and fixtures	16,177	14,732
Software costs	15,467	15,845
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	252,631	232,425
Less accumulated depreciation	(128,823)	(116,446)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$123,808	$115,979

Depreciation expense related to property and equipment was $14.7 million, $14.1 million, and $13.2 million for the years ended December 31, 2025, 2024, and 2023 respectively.

5.GOODWILL

The Company’s acquisition of Omars resulted in the recognition of approximately $0.1 million of goodwill. For additional information on the Company’s acquisition, see Note 2 – “Business Combinations”.

The Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Southern Hydraulic Cylinder, Inc. resulted in the recognition of approximately $8.4 million of goodwill. For additional information on the Company’s acquisition from Southern Hydraulic Cylinder, Inc., see Note 2 – “Business Combinations”.

The following table summarizes the changes in the carrying amount of goodwill:

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(in thousands)
Balance as of December 31, 2024	$19,998
SHC, Inc.	—
Omars	75
Balance as of December 31, 2025	$20,073

6.ACCRUED LIABILITIES

The major classes of accrued liabilities are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Accrued wages, commissions, bonuses and benefits	$21,530	$28,312
Accrued sales related expenses	5,337	7,770
Deferred revenue	7,032	4,410
Accrued product warranty	3,681	3,513
Other	18,022	7,697
Total Accrued Liabilities	$55,602	$51,702

7.LONG-TERM OBLIGATIONS

Credit Facility

On October 28, 2022, we entered into a first amendment to the loan agreement with First Horizon Bank to increase the credit facility from $50.0 million to $100.0 million, made certain technical and operational adjustments necessary to implement the one-month Term Secured Overnight Financing Rate (“SOFR”) Rate (as defined in the loan agreement) as the primary interest rate index under the credit facility, and added a new asset coverage financial covenant test. All other material terms and conditions of the credit facility remained unchanged. All borrowings under the amended credit facility bear interest at the one-month Term SOFR Rate plus 1.00% or 1.25% per annum.

The credit facility contains customary representations and warranties, events of default, and financial affirmative and negative covenants. Covenants under the credit facility restrict the payment of cash dividends if we would be in violation of the minimum tangible net worth test or the leverage ratio test as a result of the dividend, among other restrictions.

Interest expense on the credit facility was $3.1 million, $4.2 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. We were in compliance with all covenants under the credit facility as of December 31, 2025.

60 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company had outstanding borrowings of $30.0 million under the credit facility as of December 31, 2025. The Company had outstanding borrowings of $65.0 million under the credit facility as of December 31, 2024.

8.INCOME TAXES

The following table summarizes income/(loss) before income taxes, including intercompany amounts:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$13,400	$69,422	$65,068
Foreign	18,094	10,708	8,716
Total	$31,494	$80,130	$73,784

The following table presents the significant components of the income tax provision:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$4,966	$15,589	$14,949
State	35	311	541
Foreign	4,994	1,906	2,184
Total Current	$9,995	$17,806	$17,674

Deferred:
Federal	$(1,215)	$(789)	$(1,797)
State	(161)	(358)	(310)
Foreign	(139)	(23)	(74)
Total Deferred	$(1,515)	$(1,170)	$(2,181)
Provision for/(Benefit from) Income Taxes	$8,480	$16,636	$15,493

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Years Ended December 31,
(in thousands, except percentages)	2025		2024		2023
STATUTORY RATE RECONCILIATION
U.S. FEDERAL TAX RATE	$6,614	21.0%	$16,795	21.0%	$15,495	21.0%

STATE AND LOCAL TAXES, Net of Federal Tax Benefit	$(128)	(0.4)%	$(112)	(0.1)%	$117	0.2%

FOREIGN TAX EFFECTS
France
Tax rate differential	$836	2.7%	$(290)	(0.4)%	$316	0.4%
Italy
Tax rate differential	$29	0.1%	$—	—%	$—	—%
United Kingdom
Tax rate differential	$190	0.6%	$(76)	(0.1)%	$(36)	—%
Effect of Cross-Border Tax Laws
Global intangible low-tax income	$—	—%	$2,114	2.6%	$1,718	2.3%
Global intangible low-tax income deduction	$—	—%	$(1,057)	(1.3)%	$(859)	(1.2)%
Foreign-derived intangible income deduction	$(116)	(0.4)%	$(293)	(0.4)%	$(464)	(0.6)%
Foreign tax credit	$—	—%	$(1,057)	(1.3)%	$(859)	(1.2)%
Tax Credits
Research and development tax credits	$(650)	(2.1)%	$(404)	(0.5)%	$(175)	(0.2)%
Nontaxable or Nondeductible Items
Stock-based compensation	$197	0.6%	$—	—%	$—	—%
Officer compensation	$1,540	4.9%	$875	1.1%	$—	—%
Other	$120	0.4%	$150	0.2%	$74	0.1%
Depreciation and amortization
Section 174 capitalization and amortization (timing difference)	$(2,425)	(7.7)%	$443	0.6%	$957	1.3%
Stock-based compensation
Temporary RSU book-tax timing differences	$1,698	5.4%	$750	0.9%	$326	0.4%
Other Adjustments	$575	1.8%	$(1,202)	(1.5)%	$(1,117)	(1.5)%

EFFECTIVE TAX RATE	$8,480	26.9%	$16,636	20.8%	$15,493	21.0%

62 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table shows significant components of our deferred tax assets and liabilities:

	December 31,	December 31,
(in thousands)	2025	2024
Deferred Tax Assets:
Allowance for credit losses	$353	$377
Accruals and reserves	2,387	2,021
Research and development	4,231	3,834
Restricted stock units	2,985	1,259
Net operating losses	105	580
Other	1,143	413
Total deferred tax assets	11,204	8,484

Deferred Tax Liabilities:
Property, plant, and equipment	8,757	10,224
Amortization of goodwill	3,806	1,131
Other	11	14
Total deferred tax liabilities	12,574	11,369

Net Deferred Tax Liability	$(1,370)	$(2,885)

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

As of December 31, 2025 and 2024, the Company had no federal net operating loss carryforwards, and a state net operating loss carryforward of approximately $10.8 million and $8.9 million, respectively.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s 2021 and later tax years remain open to examination by the tax authorities. With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal, state, or non-U.S. income tax examination prior to 2021.

The following table summarizes income taxes paid:

	Years Ended December 31,
(in thousands)	2025	2024	2023
FEDERAL TAX	$2,950	$20,600	$16,710

STATES:
Tennessee	$103	$555	$371
Pennsylvania	14	83	45
Other	8	228	182

FOREIGN:
France	$3,057	$1,514	$771
Italy	(83)	—	—
United Kingdom	1,450	719	(26)

TOTAL	$7,499	$23,699	$18,053

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9.LEASES

The following table summarizes the components of lease cost:

	Years Ended December 31,
(in thousands)	2025	2024	2023
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	$357	$367	$365
Total short-term operating lease cost	875	788	368
TOTAL LEASE COST	$1,233	$1,155	$733

The following table summarizes supplemental balance sheet and other information related to leases at:

	December 31,	December 31,
(in thousands)	2025	2024
OPERATING LEASES:
Operating lease right-of-use assets	$276	$545

Current Portion of Operating Lease Liabilities	176	318
Long-Term Operating Lease Liabilities	100	227
TOTAL OPERATING LEASE LIABILITIES	$276	$545

The following table presents other lease information related to the Company’s leases:

	December 31,	December 31,
	2025	2024
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	1.6	2.0
Finance leases	—	—

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	3.5%	3.5%

The following table summarizes supplemental cash flow information related to leases:

	Years Ended December 31,
(in thousands)	2025	2024	2023
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows from operating leases	$357	$367	$365
Financing cash flows from finance leases	—	—	—

64 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Future lease payments under non-cancellable leases as of December 31, 2025 were as follows:

(in thousands)	Operating Lease Obligations
Remaining lease payments to be paid during the year ended December 31,
2026	$170
2027	58
2028	42
Thereafter	12
Total lease payments	281
Less imputed interest	(5)
Lease obligation as of December 31, 2025	$276

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs of $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.4 million, $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

10.COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2025 and December 31, 2024, the Company had commitments of approximately $15.5 million and $14.2 million, respectively, for construction and acquisition of property, plant and equipment. The Company migrated its enterprise resource planning (ERP) system to a multi-tenant cloud environment in 2021 and is continuing to implement additional modules such as enterprise performance management, human capital management, data analytics, and the use of artificial intelligence.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from the independent distributor customer in the event of default. These arrangements are typically subject to a maximum repurchase amount. For fiscal years ended December 31, 2025 and December 31, 2024, the maximum amount of collateral the Company could be required to purchase was $118.6 million and $154.9 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during fiscal 2025 and 2024, and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

Litigation

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of business. The Company has established accruals for matters that are probable and reasonably estimable and maintains product liability and other insurance that management believes to be adequate. Although management believes that any pending claims and lawsuits will not have a significant impact on the Company’s consolidated financial position or results of operations, the adjudication of such matters are subject to inherent uncertainties and management’s assessment may change depending on future events. As of December 31, 2025, there were no material accruals.

11.SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.01 per share.

For more information on stock-based compensation, the Company’s 2016 Stock Incentive Plan, the Company’s 2023 Non-Employee Director Stock Plan, and 2025 Stock Incentive Plan, see Note 12 – “Stock Incentive Plans” to our consolidated financial statements.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share that can be issued in one or more series. The terms, price and conditions of the preferred stock are set by the Board of Directors. No shares of preferred stock have been issued.

Dividends

The Company pays quarterly cash dividends and has paid quarterly cash dividends consecutively since May 2011. We paid an aggregate of cash dividends per share of common stock of $0.80, $0.76, and $0.72 in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Stock Repurchase Program

On April 2, 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of the Company’s common stock with no expiration date (the “Repurchase Program”). Repurchases under the Repurchase Program may be made on the open market, in privately negotiated transactions, block purchases, or otherwise as permitted by the federal securities laws and other legal and contractual requirements and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares to be repurchased and the timing of any repurchases will depend on a number of factors, including share price, economic and market conditions, and corporate requirements, among others. The Company may choose to suspend or discontinue the Repurchase Program at any time. The cost of the shares repurchased will be funded from our available cash and cash equivalents and borrowings under our credit facility.

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade. During the three months ended December 31, 2025, the Company repurchased 59,686 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the three months ended December 31, 2025 was $2.2 million with an average share price of $37.25. During the year ended December 31, 2025 the Company repurchased 144,368 shares of common stock pursuant to the Repurchase Program. The total cost of shares repurchased during 2025 was $6.0 million with an average price of $41.46. During the three months ended December 31, 2024 the Company did not repurchase any shares of common stock pursuant to the Repurchase Program. During the year ended December 31, 2024 the Company repurchased 49,500 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during 2024 was $2.9 million with an average share price of $58.58. All repurchased shares under the Repurchase Program constitute authorized but unissued shares.

12.STOCK INCENTIVE PLANS

Effective August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Board of Directors may grant up to 800,000 shares under share-based awards to officers, directors, and employees. The 2016 Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance shares, performance units, and other stock-based awards or any combination thereof. The 2016 Plan was approved by the shareholders of the Company at its Annual Meeting on May 26, 2017. The 2016 Plan will terminate on August 1, 2026. While previously-granted awards remain outstanding under the 2016 Plan as of December 31, 2025, no new awards can be granted under this plan.

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

Effective May 2025, the Company adopted the Miller Industries, Inc. 2025 Stock Incentive Plan (the “2025 Plan”). Pursuant to the 2025 Plan, the Board of Directors may grant up to 500,000 shares of common stock under share-based awards to employees, directors, consultants, advisors, and other persons who perform services for the Company or a subsidiary. The 2025 Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, other awards or any combination thereof. The 2025 Plan will terminate on March 31, 2035. The 2025 Plan replaces the Miller Industries, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). While previously-granted awards remain outstanding under the 2016 Plan as of December 31, 2025, no new awards can be granted under that plan.

66 | FY 2025 FORM 10-K

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Restricted Stock Units

Restricted stock units are subject only to service conditions. Executive Officer awards under the 2016 and the 2025 Plans vest ratably between three and five years and non-employee director awards under the 2023 Plan cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units under the 2016 Plan, the 2023 Plan, and the 2025 Plan:

(in thousands, except per share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	146,835	$33.98
Granted	118,493	45.99
Vested (1)	(50,835)	(31.44)
Forfeited	—	—
Non-vested as of December 31, 2024	214,493	$38.81
Granted	133,369	44.68
Vested (1)	(97,900)	49.29
Forfeited	—	—
Non-vested as of December 31, 2025	249,962	$41.24

(1) Vested shares include 21,094 shares of common stock that vested and were withheld for employee taxes.

The following table provides additional data related to restricted share unit activity:

(in thousands, except weighted average period in years)	2025	2024	2023
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$3,543	$3,793	$3,154
Weighted average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.3	1.6	3.2
Total grant date fair value of shares of common stock vested during the year	$4,825	$1,598	$958

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

13.EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to calculate basic and diluted earnings per share:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$23,014	$63,494	$58,291
Weighted shares outstanding	11,447,236	11,449,864	11,438,965
Basic earnings per share of common stock	$2.01	$5.55	$5.10

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$23,014	$63,494	$58,291
Weighted shares outstanding - basic	11,447,236	11,449,864	11,438,965
Effect of dilutive securities	167,369	151,740	67,995
Weighted shares outstanding - diluted	11,614,605	11,601,603	11,506,960
Diluted earnings per share of common stock	$1.98	$5.47	$5.07

The Company did not have any anti-dilutive securities for the years ended December 31, 2025, 2024, or 2023.

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14.EMPLOYEE BENEFIT PLANS

Substantially all of our full-time employees with at least 90 days of service are eligible to be enrolled in our company-sponsored retirement savings plan which includes features under Section 401(k) of the Internal Revenue Code of 1986 and provides for matching and discretionary contributions by the Company. The Company matched 100% of the first 1.0%, and 50.0% of the second 5.0% of the participants’ contribution during 2025. Matching contributions vest over the first five years of employment. Company contributions to the plan were $2.3 million, $1.8 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

15.SUBSEQUENT EVENTS

Quarterly Dividend

On March 2, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share, which is a $0.01 or 5% increase over the prior quarter. The dividend is payable March 23, 2026 to shareholders of record as March 16, 2026.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance production capacity. We anticipate the cost of this project to be approximately $100.0 million and for the building project to commence in late 2026.

68 | FY 2025 FORM 10-K

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

We evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page 41 of this Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

See page 42 of this Form 10-K for the attestation report of Elliott Davis, LLC, our independent registered public accounting firm, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III	OTHER KEY INFORMATION

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10, except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof, is incorporated by reference to the sections titled “Election of Directors”, “Corporate Governance”,  “Executive Officers”, and, if applicable, “Delinquent Section 16(a) Reports” in the definitive proxy statement (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s next annual meeting of shareholders.

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

70 | FY 2025 FORM 10-K

PART IV	OTHER KEY INFORMATION

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1Financial Statements: See our consolidated financial statements under Item 8.

2Financial Statement Schedule:

See Schedule II – “Valuation and Qualifying Accounts” within Item 15 below.

Certain Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3Exhibits. See “Index to Exhibits” within Item 15 below.

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Accounts Written Off	Balance at End of Period
(in thousands)
Year ended December 31, 2023
Deduction from asset accounts:
Allowance for credit losses	$1,319	208	—	$1,527

Year ended December 31, 2024
Deduction from asset accounts:
Allowance for credit losses	$1,527	323	—	$1,850

Year ended December 31, 2025
Deduction from asset accounts:
Allowance for credit losses	$1,850	26	—	$1,876

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Charter, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 22, 2002)

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2023)

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2020)

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

10.16

Asset Purchase Agreement, dated May 31, 2023, by and among Miller Industries, Inc., VAC, Inc., Southern Hydraulic Cylinder, Inc., F. Stephen Miller, The Estate of William M. Buchanan, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 1, 2023)

10.17

Cooperation Agreement by and among Miller Industries, Inc. and the Lakeview Parties, effective as of March 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 10, 2023)

10.18

First Amended and Restated Change in Control Severance Plan of Miller Industries, Inc., effective November 11, 2024† (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed with the SEC on March 5, 2025)

72 | FY 2025 FORM 10-K

PART IV	OTHER KEY INFORMATION

Exhibit No.	Description
10.19	Miller Industries, Inc. 2025 Stock Incentive Plan (incorporated by reference to Annex A on the Company’s Schedule 14A, filed with the SEC on April 11, 2025)†

10.20

Sale and Purchase Agreement, dated December 2, 2025, by and among Luna Acquisition Corp., Andrea S.r.l, Renato Andreis, and Stefano Francesco Martinotti** (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 2, 2025)

19	Miller Industries, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K, filed with the SEC on March 5, 2025)

21	Subsidiaries of Miller Industries, Inc.*

23.1	Consent of Elliott Davis, LLC*

24	Power of Attorney (see signature page)*

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

97.1	Excess Incentive-Based Compensation Recoupment Policy of the Company (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K, filed with the SEC on March 6, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL

*Filed herewith

**

Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.

±

Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other

PART IV	OTHER KEY INFORMATION

document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

74 | FY 2025 FORM 10-K

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2026.

MILLER INDUSTRIES, INC.
By:	/s/ William G. Miller II
William G. Miller II
President and Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints William G. Miller II and Frank Madonia, and each or any one of them, as attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2026.

SIGNATURE	TITLE
/s/ William G. Miller
William G. Miller	Chairman of the Board of Directors
/s/ William G. Miller II
William G. Miller II	President, Chief Executive Officer and Director
/s/ Deborah L. Whitmire	Executive Vice President, Chief Financial Officer and Treasurer
Deborah L. Whitmire	(Principal Financial and Accounting Officer)
/s/ Theodore H. Ashford III
Theodore H. Ashford III	Director
/s/ Leigh Walton
Leigh Walton	Director
/s/ Susan Sweeney
Susan Sweeney	Director
/s/ Javier Reyes
Javier Reyes	Director
/s/ Peter Jackson
Peter Jackson	Director

