Form 10-Q
period 2026-03-31
MILLER INDUSTRIES INC /TN/
filed 2026-05-06
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2026 was 11,395,716.

TABLE

2 | Q1 FY 2026 FORM 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to statements made in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, statements about anticipated effects of adopting certain accounting standards, statements made with respect to future operating results, and statements about trends, events, or developments that we expect or anticipate will occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”, “estimate”, “predict”, “expect”, “anticipate”, and similar expressions, or the negative of such terms, or other comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things, the risks set forth in Part I, Item 1A – “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission.

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,973	$44,682
Accounts receivable, net of allowance for credit losses of $1,944 and $1,876 as of March 31, 2026 and December 31, 2025, respectively	186,572	198,261
Inventories, net	172,494	184,231
Prepaid expenses	18,061	12,409
Total current assets	430,100	439,583
NON-CURRENT ASSETS:
Property, plant and equipment, net	127,842	123,808
Right-of-use assets – operating leases	1,783	276
Goodwill	20,259	20,073
Other assets	5,603	5,927
TOTAL ASSETS	$585,587	$589,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,176	$2,246
Accounts payable	85,791	78,548
Accrued liabilities	56,215	55,602
Current portion of operating lease obligation	348	176
Total current liabilities	144,530	136,572
NON-CURRENT LIABILITIES:
Long-term obligations	21,030	31,055
Non-current portion of operating lease obligation	1,435	100
Deferred income tax liabilities	1,335	1,370
TOTAL LIABILITIES	168,330	169,097

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued and outstanding – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued and outstanding – 11,395,716 and 11,371,730 shares as of March 31, 2026 and December 31, 2025, respectively	114	114
Additional paid-in capital	150,826	153,046
Retained earnings	266,965	268,798
Accumulated other comprehensive loss	(648)	(1,388)
TOTAL SHAREHOLDERS’ EQUITY	417,257	420,570
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$585,587	$589,667

See notes to condensed consolidated financial statements.

4 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
(in thousands, except share and per share amounts)	2026	2025
NET SALES	$180,863	$225,651
COST OF OPERATIONS	155,181	191,707
GROSS PROFIT	25,682	33,944

OPERATING EXPENSES:
Selling, general and administrative expenses	23,949	23,260

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	145	95
Other (income) expense, net	(15)	(202)
Total expense, net	24,079	23,153

INCOME BEFORE INCOME TAXES	1,603	10,791
INCOME TAX PROVISION	1,048	2,726
NET INCOME	$555	$8,065

INCOME PER SHARE OF COMMON STOCK:
Basic	$0.05	$0.70
Diluted	$0.05	$0.69

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.21	$0.20

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,387	11,450
Diluted	11,528	11,614

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2026	2025
NET INCOME	$555	$8,065

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	740	(121)
Total other comprehensive income (loss)	740	(121)

TOTAL COMPREHENSIVE INCOME	$1,295	$7,944

See notes to condensed consolidated financial statements.

6 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030
Issuance of common stock, net of shares withheld for employee taxes	66,803	1	—	—	—	1
Stock-based compensation, net of shares withheld for employee taxes	—	—	1,921	—	—	1,921
Repurchases of common stock	(46,817)	—	(2,102)	—	—	(2,102)
Dividends paid ($0.20)	—	—	—	(2,288)	—	(2,288)
Foreign currency translation gain (loss)	—	—	—	—	(121)	(121)
Net income	—	—	—	8,065	—	8,065
BALANCE, March 31, 2025	11,459,278	$115	$153,523	$260,715	$(7,847)	$406,506

BALANCE, December 31, 2025	11,371,730	$114	$153,046	$268,798	$(1,388)	$420,570
Issuance of common stock, net of shares withheld for employee taxes	73,060	1	(1)	—	—	0
Stock-based compensation, net of shares withheld for employee taxes	—	—	(43)	—	—	(43)
Repurchases of common stock	(49,074)	(1)	(2,176)	—	—	(2,177)
Dividends paid ($0.21)	—	—	—	(2,388)	—	(2,388)
Foreign currency translation gain (loss)	—	—	—	—	740	740
Net income	—	—	—	555	—	555
BALANCE, March 31, 2026	11,395,716	$114	$150,826	$266,965	$(648)	$417,257

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$555	$8,065
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,222	3,657
Non-cash operating lease expense	146	45
(Gain) loss on disposal of property, plant and equipment	70	(16)
Provision for credit losses	49	54
Stock-based compensation	(43)	1,921
Deferred tax provision	(199)	(175)
Changes in operating assets and liabilities:
Accounts receivable	11,716	20,791
Inventories	12,454	21,291
Prepaid expenses	(5,658)	(10,268)
Other assets	(2,079)	(30)
Accounts payable	7,175	(32,336)
Operating lease obligation	(146)	(45)
Accrued liabilities	2,268	(10,624)
Income taxes payable	217	384
Net cash flows provided by (used in) operating activities	30,747	2,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,923)	(5,128)
Proceeds from sale of property, plant and equipment	38	—
Net cash flows provided by (used in) investing activities	(7,885)	(5,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,177)	(2,102)
Net borrowings (payments) under credit facility	(10,000)	10,000
Payments of cash dividends	(2,388)	(2,288)
Net cash flows provided by (used in) financing activities	(14,565)	5,610

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	(173)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,291	3,023
CASH AND CASH EQUIVALENTS, beginning of period	44,682	24,337
CASH AND CASH EQUIVALENTS, end of period	$52,973	$27,360
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$815	$961
Cash payments for income taxes, net of refunds	$686	$763
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,653	$—

See notes to condensed consolidated financial statements.

8 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

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

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. Financial results presented for this fiscal 2026 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).

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

Level 3: Unobservable inputs are used when little or no market data is available, and if there is little or no market data for the asset or liability at the measurement date.

Items Measured at Fair Value on a Recurring Basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturity of these instruments at March 31, 2026 and December 31, 2025. The carrying values of the indebtedness under the Company’s first amendment to the loan agreement with First Horizon Bank were not materially different than the estimated fair values because the interest rate approximated rates currently available to the Company as of March 31, 2026 and December 31, 2025.

Items Measured at Fair Value on a Non-recurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As of March 31, 2026 and December 31, 2025, there were no significant assets or liabilities measured at fair value on a non-recurring basis outside of impairment assessments around

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant, and Equipment, and Goodwill as described in Note 1 – “Organization and Summary of Significant Accounting Policies” in the 2025 Form 10-K, and the fair value of assets and liabilities explained in Note 2 – “Business Combinations” on this Form 10-Q.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its 2025 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not been issued or made available for issuance. The Company adopted the guidance in the fiscal year beginning January 1, 2025 and the additional disclosure has been added to Note 8 – “Income Taxes” in the “2025 Form 10-K”.

There were no new material accounting standards adopted in the three months ended March 31, 2026.

Recently Issued Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted for financial statements that have not been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on its disclosures, including the method and timing of adoption.

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

Segment Disclosures

The Company has one reportable segment identified as towing and recovery equipment, which is manufactured in the United States, United Kingdom, France, and Italy. The Company designs and manufactures bodies of car carriers and wreckers, which are installed on chassis (manufactured by third parties) and sold to our customers. Net sales is primarily derived from the sale of towing and recovery equipment through our distributor network or directly to end-user customers.

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies included in Note 1 of the 2025 Form 10-K. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

10 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain information reviewed by the CODM:

	Three Months Ended March 31
	(Unaudited)
(in thousands)	2026	2025
CONSOLIDATED STATEMENT OF INCOME
Net Sales by Geographic Region:
North America	$131,683	$186,338
Foreign	49,180	39,313
Net Sales	180,863	225,651

Cost of operations	155,181	191,707
Selling, general and administrative expenses	23,949	23,260
Interest expense, net	145	95
Other (income) expense, net	(15)	(202)
Income before taxes	1,603	10,791
Tax expense	1,048	2,726
CONSOLIDATED NET INCOME	$555	$8,065

	March 31, 2026	December 31, 2025
(in thousands)	(Unaudited)
TOTAL ASSETS
Cash and cash equivalents	$52,973	$44,682
Accounts receivable, net of allowance for credit losses	186,572	198,261
Inventories, net	172,494	184,231
Prepaid expenses	18,061	12,409

Long-lived assets:
North America	129,926	124,448
Foreign	19,958	19,709
Net long-lived assets	149,884	144,157

Other assets	5,603	5,927
CONSOLIDATED TOTAL ASSETS	$585,587	$589,667

2. BUSINESS COMBINATIONS

On December 2, 2025, the Company completed the acquisition of 100% of the outstanding equity interests in Omars – S.p.A. (“Omars”), an Italian company. Omars manufactures towing and recovery equipment in Italy and sells its products and services in Europe and various other regions. The acquisition of Omars provides additional manufacturing capacity and expands the Company’s market footprint outside the United States.

The purchase price, totaling approximately $20.2 million, was comprised of cash on hand and by drawing on the Company’s existing revolving credit facility.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary allocation of the consideration for the acquisition of Omars was as follows:

(in thousands)
SOURCES OF FINANCING:
Cash	$20,201
Fair Value of Consideration Transferred	20,201

FAIR VALUE OF ASSETS & LIABILITIES:
Cash	$1,587
Accounts receivable	4,762
Inventory	13,104
Prepaid expenses	234
Property, plant and equipment	9,127
Identifiable intangible assets:
Trademarks and trade names	2,918
Customer relationships	2,110
Total Assets Acquired	33,842

Accounts payable and accrued liabilities	$9,769
Short-term debt	2,306
Long-term debt	1,643
Total Liabilities Assumed	13,718

GOODWILL	$77

The fair value of the assets acquired includes trade receivables of $4.8 million that are not purchased financial assets with credit deterioration. The Company does not anticipate any markdowns of trade receivables or corresponding credit losses.

The Company has engaged a third-party to perform a valuation of Omars, which includes intangible assets and real estate. However, the valuation has not been completed at the time of this filing, due to the timing of acquisition relative to the filing date. As such, any adjustment to the value of assets, such as intangible assets, fixed assets and/or inventory, will be disclosed in future filings. We expect the allocation to be finalized in the second quarter of 2026.

Transaction costs incurred in the acquisition were not material and were primarily related to legal, accounting, and consulting services and were expensed as incurred through March 31, 2026 and are included in Selling, General and Administrative expenses in the consolidated statements of operations.

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

During the measurement period, preliminary valuations assigned to assets and liabilities will be adjusted if new information is obtained about facts and circumstances that existed as of the acquisition date which, if known, would have resulted in revised values for these items as of that date. The net working capital adjustment related to the acquisition is estimated as of the closing date and will subsequently be adjusted based on that estimate. Net working capital adjustments, if any, will be recorded in other assets on the consolidated balance sheet. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The results of operations of Omars for the period from the December 2, 2025 acquisition date through March 31, 2026, are included in the accompanying consolidated statements of operations. Transaction costs associated with the acquisition were not significant.

12 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for Omars, and the estimated fair values of the assets acquired, and liabilities assumed have been included in the Company’s consolidated financial statements since the date Omars acquired 100% of the outstanding equity interests in Omars – S.p.A. For the quarter ended March 31, 2026, Omars contributed approximately $7.6 million to the Company’s revenues and decreased pretax income by approximately $0.2 million. Loss for the period includes adjustments made for amortization of estimated intangible assets as well as sales of finished goods recorded at market value as part of the acquisition.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Omars for the periods as shown as if the acquisition had occurred on January 1, 2025. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

	Pro Forma for Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$180,863	$231,582
Income Before Income Taxes	$1,603	$11,409

3.          INVENTORY

Inventory costs include materials, labor, and factory overhead. Inventories are stated at the lower of cost or net realizable value, primarily determined on a moving average unit cost basis. Appropriate consideration is given to obsolescence, valuation, and other factors in determining net realizable value. Revisions of these estimates could result in the need for adjustments.

Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Chassis	$33,975	$43,353
Raw materials	63,758	66,235
Work in process	49,131	51,476
Finished goods	25,630	23,167
TOTAL INVENTORY	$172,494	$184,231

For the three-month periods ended March 31, 2026 and 2025, the Company did not recognize impairment of inventory.

As of March 31, 2026 and December 31, 2025, the Company’s balances are presented net of inventory reserves of $7.0 million and $6.3 million, respectively.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Land and improvements	$31,714	$31,715
Buildings and improvements	101,752	95,204
Machinery and equipment	94,533	94,068
Furniture and fixtures	15,492	16,177
Software costs	15,508	15,467
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	258,999	252,631
Less accumulated depreciation	(131,157)	(128,823)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$127,842	$123,808

For the three months ended March 31, 2026 and 2025, depreciation expense related to property, plant and equipment was $4.2 million and $3.7 million, respectively.

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

We were in compliance with all covenants under the credit facility throughout 2025 and the first three months of 2026. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

For the three months ended March 31, 2026 and 2025, interest expense on the credit facility was $0.3 million and $1.0 million, respectively. The Company had outstanding borrowings of $20.0 million and $30.0 million under the credit facility as of March 31, 2026 and December 31, 2025, respectively.

6.          INCOME TAXES

As of March 31, 2026, the Company had no federal net operating loss carryforwards. As of March 31, 2026 and December 31, 2025, state net operating loss carryforwards were $10.8 million.

7.          LEASES

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

14 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability or a right-of-use asset for leases with a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related right-of-use asset or lease obligation for such contracts.

Our leases have remaining lease terms that expire at various dates through 2034. Some of our lease terms may include options to extend or terminate the lease, and the Company includes those leases when it is reasonably certain we will exercise that option.

The following table summarizes the components of lease cost:

	Three Months Ended
	March 31
(in thousands)	2026	2025
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	125	86
Total short-term operating lease cost	290	141
TOTAL LEASE COST	$415	$227

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended
	March 31
(in thousands)	2026	2025
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows used in operating leases	$125	$86

The following table presents other lease information related to the Company’s leases:

	March 31,	December 31,
	2026	2025
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	6.7	1.6

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	3.9%	3.5%

Future lease payments under non-cancellable leases as of March 31, 2026 were as follows:

(in thousands)	Operating Lease Obligations
REMAINING FISCAL 2026	$279
2027	338
2028	325
2029	217
2030	165
Thereafter	646
TOTAL LEASE PAYMENTS	1,970
Less imputed interest	(187)
LEASE OBLIGATION AS OF MARCH 31, 2026	$1,783

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs. During both the three months ended March 31, 2026 and 2025, the related party lease cost was $0.1 million. The Company’s

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million during both the three months ended March 31, 2026 and 2025.

8.          COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2026 and December 31, 2025, the Company had commitments of approximately $9.4 million and $15.5 million, respectively, for construction and acquisition of property, plant and equipment. During the first quarter of 2026, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency.

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

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from our independent distributors in the event of default. These arrangements are typically subject to a maximum repurchase amount. As of March 31, 2026 and year ended December 31, 2025, the maximum amount of collateral the Company could be required to purchase was $101.5 million and $118.6 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the three months ended March 31, 2026 and year ended December 31, 2025 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

Restricted Stock Units

The Company’s equity incentive plan awards issued and outstanding as of March 31, 2026 and December 31, 2025 consisted only of time-based restricted stock units (“RSUs”). Each RSU represents a contingent right to receive one share of the Company’s common stock. Time-

16 | Q1 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based RSUs, once granted, are subject only to time-based service conditions. Executive officer time-based RSU awards vest ratably over three to five years (depending on award granted) and non-employee director time-based RSU awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan, the 2023 Plan, and the 2025 Plan for the three months ended March 31, 2026:

(in thousands, except per share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2025	249,962	$41.24
Granted	64,633	43.88
Vested (1)	(101,402)	40.46
Forfeited	—	—
Non-vested as of March 31, 2026	213,193	$42.42
(1)	Vested shares include 28,343 shares of common stock that vested and were withheld for employee taxes. Vested shares are issued to the recipient within 30 days after the applicable vesting date.

The following table provides additional data related to restricted stock unit grants under the 2016 Plan, the 2023 Plan, and the 2025 Plan:

(in thousands, except weighted-average period in years)	March 31, 2026
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$2,600
Weighted-average period in years over which restricted stock unit cost is expected to be recognized (in years)	2.1
Total grant date fair value of shares of common stock vested during the year	$4,103

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade (though such repurchases may not be reflected in the stock records of the Company’s transfer agent on such date). During the three months ended March 31, 2026 the Company had repurchased 49,074 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the three months ended March 31, 2026 was $2.2 million with an average price of $44.36 per share.

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

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by geographic region are as follows:

	Three Months Ended
	March 31
(in thousands)	2026	2025	Change
Geographic regions:
North America	$131,683	$186,338	(29.3)%
Foreign	49,180	39,313	25.1%
TOTAL NET REVENUE	$180,863	$225,651	(19.8)%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of March 31, 2026 and December 31, 2025, the Company had cash deposited net of outstanding checks of $53.0 million and $44.7 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2026 or the comparable period in 2025.

As of March 31, 2026, and December 31, 2025, no single customer accounted for more than 10% of the Company’s total trade receivable.

11.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended
	March 31
(in thousands, except share and per share amounts)	2026	2025
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$555	$8,065
Weighted shares outstanding	11,386,792	11,449,893
Basic earnings per share of common stock	$0.05	$0.70

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$555	$8,065
Weighted shares outstanding - basic	11,386,792	11,449,893
Effect of dilutive securities	141,234	163,853
Weighted shares outstanding - diluted	11,528,026	11,613,746
Diluted earnings per share of common stock	$0.05	$0.69

12.          SUBSEQUENT EVENTS

Dividends

On May 4, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share. The dividend is payable June 8, 2026, to shareholders of record as of June 1, 2026.

18 | Q1 FY 2026 FORM 10-Q

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

The MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

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

Our products are primarily marketed and sold through a network of distributors that serve all 50 states, Canada, Mexico and other foreign markets, and through prime contractors to governmental entities. Furthermore, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A., Boniface Engineering, Ltd, and Omars – S.p.A. While most of our distributor agreements do not generally contain exclusivity provisions, management believes our independent distributors do not offer products of any other towing and recovery equipment manufacturer. We believe this is a testament of their loyalty to our brands.

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

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

During 2025 and at the start of 2026, we were presented with several ongoing challenges, such as the residual effect of recent years’ supply chain disruptions, inflationary pressures, and uncertainty around tariffs, all of which have impacted our profitability. In addition, beginning in the second half of 2025, we began to experience demand headwinds, including reduced retail sales and lower order intake, which we believe are attributable to the continued high cost of equipment ownership in the elevated interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. As a result of these challenges, we strategically decreased production in 2025 to reduce field inventory in our distribution channel, we implemented certain cost savings initiatives and continued to secure our supply chain to mitigate the long-term impacts of current and potential future tariffs. These actions during 2025

MD&A

included the reduction in workforce, which we announced in August 2025, as part of our comprehensive cost reduction plan. Under this plan, we reduced our headcount by approximately 150 positions across three of our U.S. manufacturing facilities during the third quarter of 2025.

During the first quarter of 2026 and into the second quarter of 2026, we are continuing to see significant pressure on global supply chains due to economic uncertainty and geopolitical tensions, including military conflicts ongoing in the Middle East and Ukraine resulting in significant increases in fuel costs. This global rise in fuel costs may subsequently result in fewer miles driven which may adversely impact the demand for our products. We continue to assess current and ongoing macroeconomic trends and closely monitor our production schedules and cost structure as they may be materially impacted by the effects of these pressures. We implemented a surcharge in April 2025 to partially offset these pressures, however, continued cost increases have exceeded the coverage provided by that surcharge. As a result, we have announced that the existing surcharge will be rolled into our standard pricing structure. In addition, we have announced a 3% price increase on all manufactured products invoiced after July 31, 2026. These actions are intended to better align our pricing with the current cost environment while supporting our continued investment in U.S. manufacturing, product quality, safety, and regulatory compliance.

Despite these past and present challenges, we believe we are well-positioned to enhance our operating results. We remain focused on meeting the needs of our customers. Ongoing communication and prioritization continue with our suppliers in an effort to identify and mitigate any future and continuing risks, and to proactively manage inventory levels of materials and component parts to align with anticipated demand for our products. However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, the continuing impact of ongoing military conflicts in the Middle East and Ukraine or other geopolitical events and developments, and the threat of recession and general economic conditions. We are actively monitoring the impact the military conflict in the Middle East may have on our fuel costs and petroleum-related products, given the recent surge in fuel prices. There remains global uncertainty as to the impact these military campaigns may have on oil-producing countries in the Middle East. In addition, this military conflict has disrupted oil distribution globally, as Iran has also retaliated against ships in the Strait of Hormuz, through which approximately 20% of the world’s oil and gas is transported. A prolonged conflict with Iran could drive fuel prices even higher. While we believe the impacts of the conflict between the United States, Israel, and Iran will continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Additionally, our future performance will continue to be heavily influenced by, among other things, the high cost of equipment ownership and customer spending patterns, the continued uncertainty regarding tariffs, and regulations regarding emissions standards. In particular:

●	The rising cost of equipment ownership has posed, and is expected to continue to pose, a significant challenge for end-market towers. Continuing increases in fuel costs, insurance premiums, and elevated interest rates have added cost pressures to our end-users, and fluctuations in the value of used trucks have affected trade-in values and new equipment purchases.
●	We continue to experience uncertainty around tariffs, including with respect to the ongoing changes in U.S. trade policies, potential modifications to existing trade agreements, further restrictions on free trade, and any potential new or further escalation of trade tensions and retaliatory measures by foreign governments. See “Our dependence upon outside suppliers for component parts, chassis and raw materials, including aluminum, steel, and petroleum-related products, leaves us subject to changes in price and availability (including as a result of tariffs), the cadence and quantity of deliveries from our suppliers, and delays in receiving supplies of such materials, component parts or chassis” in Part I, Item 1A – “Risk Factors” in our 2025 Form 10-K for further information regarding tariffs. While we believe the diversity and strength of our supply chain leaves us well-positioned to navigate these uncertainties, we expect tariffs, in particular on specialty steel and aluminum, will continue to adversely impact the Company’s operating results.
●	In recent years, regulations with near zero emission standards were adopted by certain states, which limit the amount of diesel-powered commercial vehicles that can be registered and, therefore, the number of vehicles we can sell in these states. Compliance with these regulations negatively impacted customer demand during 2024 and through the third quarter of 2025 and were expected to continue to negatively impact customer demand. However, with the EPA and Congress either revoking, or being unwilling to grant, necessary federal preemption waivers with respect to the California Air Resources Board’s regulations and other similar state laws, as well as some states pushing to limit the impact of these and similar regulations, we believe the effects of these regulations will continue to lessen throughout the remainder of 2026. For further information regarding federal and state laws and regulations governing commercial vehicle engine emissions, including the California Air Resources Board’s regulations, see “Government Regulations and Environmental Matters” in Part I, Item 1 - “Business” and “Environmental and health and safety liabilities and requirements could require us to incur material costs” in Part I, Item 1A - “Risk Factors” in our 2025 Form 10-K.

The impact of these factors remains largely out of our control, and could continue to have an adverse impact on our production capabilities, financial results, and cash flow into the remainder of fiscal 2026.

20 | Q1 FY 2026 FORM 10-Q

MD&A

In addition, we acquired Omars in the fourth quarter of fiscal 2025. Based on preliminary valuation estimates, non-cash acquisition-related expenses associated with Omars—primarily tied to the sale of equipment adjusted to fair market value and amortization of the estimated intangible value of customer relationships—negatively impacted the Company’s financial results for the first fiscal quarter of 2026 by approximately $0.13 per diluted share. We currently anticipate that this amount represents roughly one half of the total acquisition-related expenses expected to be recognized over the remainder of 2026. We remain confident that the acquisition will be accretive in the first year after recognizing these non-cash acquisition-related expenses. The Company continues to work with its third-party valuation consultants, and the final amount to be expensed will be finalized upon completion of their analysis.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to allowance for credit losses, inventory, long-lived assets, business combinations, goodwill, warranty reserves, income taxes, and foreign currency translations. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2026, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31
(in thousands)	2026	2025	Change
NET SALES	$180,863	$225,651	(19.8)%
COST OF OPERATIONS	155,181	191,707	(19.1)%
GROSS PROFIT	25,682	33,944	(24.3)%
OPERATING EXPENSES:
Selling, general and administrative	23,949	23,260	3.0%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	145	95	52.6%
Other (income) expense, net	(15)	(202)	92.6%
Total expenses, net	24,079	23,153	4.0%
INCOME BEFORE INCOME TAXES	1,603	10,791	(85.1)%
INCOME TAX PROVISION	1,048	2,726	(61.6)%
NET INCOME	$555	$8,065	(93.1)%

Net Sales

Net sales for the three months ended March 31, 2026 were $180.9 million compared to $225.7 million for the corresponding period in fiscal 2025, a decrease of 19.8%. The decrease in net sales was primarily due to lower production levels as we continued to mitigate inventory buildup in our distribution channel.

Net foreign sales for the three months ended March 31, 2026 were $49.2 million compared to $39.3 million for the corresponding period in fiscal 2025, an increase of 25.1%. The primary reason for the increase was the inclusion of Omars sales for the full quarter in 2026 which totaled $7.6 million.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended March 31, 2026 was $155.2 million compared to $191.7 million for the corresponding period in fiscal 2025, a decrease of 19.1%. The decrease in cost of operations was consistent with the decrease in sales.

MD&A

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended March 31, 2026 was $25.7 million compared to $33.9 million for the corresponding period in fiscal 2025, a decrease of 24.3%. This decrease was primarily due to the decrease in sales. As a percentage of sales, gross profit was 14.2% for the three months ended March 31, 2026, compared to 15.0% in the corresponding period in fiscal 2025, a decrease of 5.6%, primarily as a result of continued impact of Section 232 tariffs imposed on imported specialty steel and aluminum.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2026 were $23.9 million compared to $23.3 million for the corresponding period in fiscal 2025, an increase of 3.0%. While the Company was successful in reducing the historical expense base, the reduction was offset by the inclusion of Omars for the full first quarter of 2026.  In addition to the recurring expense for Omars, the current quarter also includes $0.6 of amortization expense related to intangible assets that were recognized on the preliminary opening balance.

As a percentage of net sales, selling, general and administrative expenses increased to 13.2% for the three months ended March 31, 2026, from 10.3% for the comparable period in fiscal 2025.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2026 was $145.4 thousand compared to $95.0 thousand for the corresponding period in fiscal 2025, a increase of 52.6%. Interest expense for the three months ended March 31, 2026 was $0.9 million and $2.4 million for the comparable period in 2025, offset by interest income of $0.7 million for the three months ended March 31, 2026, compared to interest income of $2.3 million for the comparable period in 2025.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.2 million and gain of $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2026 and 2025 reflects a combined federal, state, and foreign tax rate of 65.4% and 25.3%, respectively. The increase was primarily due to the reversal of Omars fair-value adjustments and amortization of intangible assets that were recognized as part of the acquisition accounting. These expenses may or may not be deductible under Italian tax law, so no benefit was recognized for these expenses. The tax provision will be revised when the final valuation is completed, and tax treatment of these expenses is determined. Adjustments to tax expense will be recognized in current period earnings. The remaining differences between the federal statutory tax rate and the effective tax rate consist primarily of non-deductible executive compensation, state taxes, domestic tax credits, and tax differences on other foreign earnings.

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

Cash and Cash Equivalents

As of March 31, 2026, we had cash and cash equivalents of $53.0 million, and $80.0 million in availability for borrowing under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and temporary investments balance as of March 31, 2026 included $40.2 million of cash held by subsidiaries outside of the United States.

22 | Q1 FY 2026 FORM 10-Q

MD&A

Cash Flows

The following table summarizes our cash flows for the period:

	Three Months Ended
	March 31
(in thousands)	2026	2025	Change
Operating activities	$30,747	$2,714	1,032.9%
Investing activities	(7,885)	(5,128)	(53.8)%
Financing activities	(14,565)	5,610	(359.6)%
Effect of exchange rate changes on cash and cash equivalents	(6)	(173)	96.5%
Net increase (decrease) in cash and cash equivalents	$8,291	$3,023	174.3%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $30.7 million compared to net cash provided by operating activities of $2.7 million in the comparable period in fiscal 2025. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation, once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The cash provided by operating activities was primarily driven by decreases in accounts receivable and inventory, as well as increases in accounts payable, resulting in net positive change in working capital and signifying further stabilization of changes in assets and liabilities as a result of continued supply chain recovery.

Cash Flows Provided by (Used in) Investing Activities

During the three months ended March 31, 2026, cash used in investing activities was $7.9 million compared to cash used in investing activities of $5.1 million for the comparable period in fiscal 2025. The cash used in investing activities was primarily for purchases of property, plant and equipment, as well as our continued investment in manufacturing automation and enterprise resource planning (ERP) system enhancements, offset by proceeds from the sale of assets.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2026, cash used in financing activities was $14.6 million compared to cash provided by financing activities of $5.6 million for the comparable period in fiscal 2025. The cash used in financing activities was primarily due to payments on the credit facility, cash payments for dividends, and repurchases of common stock.

Contractual Obligations

As of March 31, 2026 and December 31, 2025, we had commitments of approximately $9.4 million and $15.5 million, respectively, for the acquisition of property, plant and equipment. This decrease in commitments for acquisition of property, plant and equipment was primarily due to progress payments made during the quarter on our continued investments in automation and the use of robotics in our production processes to streamline efficiency. There have been no other material changes to our contractual obligations from what was previously disclosed in our 2025 Form 10-K.

Credit Facility

The Company had outstanding borrowings of $20.0 million and $30.0 million under the credit facility as of March 31, 2026 and December 31, 2025, respectively. See the disclosure under the heading “Credit Facility” in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of May 1, 2026, the outstanding balance on our credit facility was $20.0 million.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $2.0 million and $0.3 million in non-cancellable operating lease obligations as of March 31, 2026 and December 31, 2025, respectively. We had no non-cancellable finance lease obligations as of March 31, 2026 and December 31, 2025.

MD&A

Capital Expenditures

Capital expenditures during the three months ended March 31, 2026 and 2025 were $7.9 million and $5.1 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the three months ended March 31, 2026 in the use of robotics and automation in our production processes to streamline efficiency.

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

24 | Q1 FY 2026 FORM 10-Q

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our 2025 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contes

OTHER KEY INFORMATION

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The disclosures under the heading “Litigation” in Note 8 of the Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A.          RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A – “Risk Factors” of our 2025 Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended March 31, 2026:

	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2026 - January 31, 2026	—	$—	—	$16,116
February 1, 2026 - February 28, 2026	—	$—	—	$16,116
March 1, 2026 - March 31, 2026	150,478	$41.73	49,074	$13,940
TOTAL	150,478		49,074

(1)	Includes 28,343 shares of common stock withheld to cover employees’ tax withholding obligations upon the vesting of restricted stock units.
(2)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

26 | Q1 FY 2026 FORM 10-Q

Table of Contes

EXHIBITS

ITEM 6.          EXHIBITS

10.1

Miller Industries, Inc. Second Amended and Restated Severance Protection Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.2

Form of Miller Industries, Inc. Second Amended and Restated Severance Protection Plan Participation Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.3

Miller Industries, Inc. First Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.4

Miller Industries, Inc. Third Amended and Restated Severance Protection Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).

10.5	Form of Restricted Stock Unit Award Agreement*†

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

Date: May 6, 2026

28 | Q1 FY 2026 FORM 10-Q