Form 10-Q
period 2026-06-30
MILLER INDUSTRIES INC /TN/
filed 2026-08-05
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2026 was 11,352,184.

TABLE

2 | Q2 FY 2026 FORM 10-Q

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,635	$44,682
Accounts receivable, net of allowance for credit losses of $1,994 and $1,876 as of June 30, 2026 and December 31, 2025, respectively	224,984	198,261
Inventories, net	157,307	184,231
Prepaid expenses	15,772	12,409
Total current assets	453,698	439,583
NON-CURRENT ASSETS:
Property, plant and equipment, net	127,977	123,808
Right-of-use assets – operating leases	2,544	276
Goodwill	20,258	20,073
Other assets	4,575	5,927
TOTAL ASSETS	$609,052	$589,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,146	$2,246
Accounts payable	127,385	78,548
Accrued liabilities	54,257	55,602
Current portion of operating lease obligation	745	176
Total current liabilities	184,533	136,572
NON-CURRENT LIABILITIES:
Long-term obligations	1,023	31,055
Non-current portion of operating lease obligation	1,799	100
Deferred income tax liabilities	1,604	1,370
TOTAL LIABILITIES	188,959	169,097

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued and outstanding – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued and outstanding – 11,352,184 and 11,371,730 shares as of June 30, 2026 and December 31, 2025, respectively	114	114
Additional paid-in capital	149,736	153,046
Retained earnings	271,838	268,798
Accumulated other comprehensive loss	(1,595)	(1,388)
TOTAL SHAREHOLDERS’ EQUITY	420,093	420,570
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$609,052	$589,667

See notes to condensed consolidated financial statements.

4 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except share and per share amounts)	2026	2025	2026	2025
NET SALES	$239,993	$214,032	$420,855	$439,682
COST OF OPERATIONS	204,057	179,446	359,238	371,153
GROSS PROFIT	35,936	34,586	61,617	68,529

OPERATING EXPENSES:
Selling, general and administrative expenses	25,176	23,404	49,125	46,664

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	352	294	498	389
Other (income) expense, net	338	(479)	324	(682)
Total expense, net	25,866	23,219	49,947	46,371

INCOME BEFORE INCOME TAXES	10,070	11,367	11,670	22,158
INCOME TAX PROVISION	2,801	2,909	3,848	5,635
NET INCOME	$7,269	$8,458	$7,822	$16,523

INCOME PER SHARE OF COMMON STOCK:
Basic	$0.64	$0.74	$0.69	$1.44
Diluted	$0.63	$0.73	$0.68	$1.42

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.21	$0.20	$0.42	$0.40

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,377	11,459	11,382	11,454
Diluted	11,521	11,600	11,522	11,611

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2026	2025	2026	2025
NET INCOME	$7,269	$8,458	$7,822	$16,523

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(947)	5,271	(207)	5,150
Total other comprehensive income (loss)	(947)	5,271	(207)	5,150

TOTAL COMPREHENSIVE INCOME	$6,322	$13,729	$7,615	$21,673

See notes to condensed consolidated financial statements.

6 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2024	11,439,292	$114	$153,704	$254,938	$(7,726)	$401,030
Issuance of common stock, net of shares withheld for employee taxes	66,803	1	—	—	—	1
Stock-based compensation	—	—	1,921	—	—	1,921
Repurchases of common stock	(46,817)	—	(2,102)	—	—	(2,102)
Dividends paid ($0.20)	—	—	—	(2,288)	—	(2,288)
Foreign currency translation gain (loss)	—	—	—	—	(121)	(121)
Net income	—	—	—	8,065	—	8,065
BALANCE, March 31, 2025	11,459,278	$115	$153,523	$260,715	$(7,847)	$406,506
Issuance of common stock, net of shares withheld for employee taxes	10,003	—	—	—	—	—
Stock-based compensation	—	—	1,153	—	—	1,153
Repurchases of common stock	(11,158)	—	(500)	—	—	(500)
Dividends paid ($0.20)	—	—	—	(2,294)	—	(2,294)
Foreign currency translation gain (loss)	—	—	—	—	5,271	5,271
Net income	—	—	—	8,458	—	8,458
BALANCE, June 30, 2025	11,458,123	$115	$154,176	$266,879	$(2,576)	$418,594

BALANCE, December 31, 2025	11,371,730	$114	$153,046	$268,798	$(1,388)	$420,570
Issuance of common stock, net of shares withheld for employee taxes	73,060	1	(1)	—	—	—
Stock-based compensation	—	—	(43)	—	—	(43)
Repurchases of common stock	(49,074)	(1)	(2,176)	—	—	(2,177)
Dividends paid ($0.21)	—	—	—	(2,388)	—	(2,388)
Foreign currency translation gain (loss)	—	—	—	—	740	740
Net income	—	—	—	555	—	555
BALANCE, March 31, 2026	11,395,716	$114	$150,826	$266,965	$(648)	$417,257
Issuance of common stock, net of shares withheld for employee taxes	9,020	1	(1)	—	—	—
Stock-based compensation	—	—	1,380	—	—	1,380
Repurchases of common stock	(52,552)	(1)	(2,469)	—	—	(2,470)
Dividends paid ($0.21)	—	—	—	(2,396)	—	(2,396)
Foreign currency translation gain (loss)	—	—	—	—	(947)	(947)
Net income	—	—	—	7,269	—	7,269
BALANCE, June 30, 2026	11,352,184	$114	$149,736	$271,838	$(1,595)	$420,093

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,822	$16,523
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,204	7,378
Non-cash operating lease expense	434	1,816
(Gain) loss on disposal of property, plant and equipment	174	(1)
Provision for credit losses	99	108
Issuance of common stock, net of shares withheld for employee taxes	(1)	1
Stock-based compensation	1,337	3,074
Deferred tax provision	62	(82)
Changes in operating assets and liabilities:
Accounts receivable	(27,016)	44,550
Inventories	27,014	24,385
Prepaid expenses	(3,004)	(11,798)
Other assets	(2,644)	(2,056)
Accounts payable	49,002	(49,173)
Operating lease obligation	(434)	(45)
Accrued liabilities	1,958	(4,612)
Income taxes payable	(27)	(112)
Net cash flows provided by (used in) operating activities	62,980	29,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,112)	(6,804)
Proceeds from sale of property, plant and equipment	2	—
Net cash flows provided by (used in) investing activities	(12,110)	(6,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(4,646)	(2,602)
Net borrowings (payments) under credit facility	(30,000)	(10,000)
Payments of cash dividends	(4,784)	(4,582)
Net cash flows provided by (used in) financing activities	(39,430)	(17,184)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(487)	1,516
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,953	7,484
CASH AND CASH EQUIVALENTS, beginning of period	44,682	24,337
CASH AND CASH EQUIVALENTS, end of period	$55,635	$31,821
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$1,696	$4,457
Cash payments for income taxes, net of refunds	$4,285	$3,480
Right-of-use assets obtained in exchange for operating lease liabilities	$2,819	$1,674

See notes to condensed consolidated financial statements.

8 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

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

Items Measured at Fair Value on a Recurring Basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturity of these instruments at June 30, 2026 and December 31, 2025. The carrying values of the indebtedness under the Company’s first amendment to the loan agreement with First Horizon Bank were not materially different than the estimated fair values because the interest rate approximated rates currently available to the Company as of June 30, 2026 and December 31, 2025.

Items Measured at Fair Value on a Non-Recurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As of June 30, 2026 and December 31, 2025, there were no significant assets or liabilities measured at fair value on a non-recurring basis outside of impairment assessments around

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant, and Equipment, and Goodwill as described in Note 1 – “Organization and Summary of Significant Accounting Policies” in the 2025 Form 10-K, and the fair value of assets and liabilities explained in Note 2 – “Business Combinations” in this Form 10-Q.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its 2025 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not been issued or made available for issuance. The Company adopted the guidance in the fiscal year beginning January 1, 2025 and the additional disclosure has been added to Note 8 – “Income Taxes” in the 2025 Form 10-K.

There were no new material accounting standards adopted in the six months ended June 30, 2026.

Recently Issued Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted for financial statements that have not been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on its disclosures, including the method and timing of adoption.

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

10 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain information reviewed by the CODM:

	Three Months Ended June 30		Six Months Ended June 30
	(Unaudited)		(Unaudited)
(in thousands)	2026	2025	2026	2025
CONSOLIDATED STATEMENT OF INCOME
Net Sales by Geographic Region:
North America	$193,476	$175,942	$325,159	$362,280
Foreign	46,517	38,090	95,696	77,402
Net Sales	239,993	214,032	420,855	439,682

Cost of operations	204,057	179,446	359,238	371,153
Selling, general and administrative expenses	25,176	23,404	49,125	46,664
Interest expense, net	352	294	498	389
Other (income) expense, net	338	(479)	324	(682)
Income before taxes	10,070	11,367	11,670	22,158
Tax expense	2,801	2,909	3,848	5,635
CONSOLIDATED NET INCOME	$7,269	$8,458	$7,822	$16,523

	June 30, 2026	December 31, 2025
(in thousands)	(Unaudited)
TOTAL ASSETS
Cash and cash equivalents	$55,635	$44,682
Accounts receivable, net of allowance for credit losses	224,984	198,261
Inventories, net	157,307	184,231
Prepaid expenses	15,772	12,409

Long-lived assets:
North America	128,102	124,448
Foreign	22,677	19,709
Net long-lived assets	150,779	144,157

Other assets	4,575	5,927
CONSOLIDATED TOTAL ASSETS	$609,052	$589,667

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

The Company has engaged a third-party to perform a valuation of Omars, which includes intangible assets and real estate. However, the valuation has not been completed at the time of this filing. As such, any adjustment to the value of assets, such as intangible assets, fixed assets and/or inventory, will be disclosed in future filings. We expect the valuation to be finalized in the third quarter of 2026.

Transaction costs incurred in the acquisition were not material and were primarily related to legal, accounting, and consulting services and were expensed as incurred through June 30, 2026 and are included in Selling, General and Administrative expenses in the consolidated statements of operations.

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

The results of operations of Omars for the period from the December 2, 2025 acquisition date through June 30, 2026, are included in the accompanying consolidated statements of operations. Transaction costs associated with the acquisition were not significant.

12 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for Omars, and the estimated fair values of the assets acquired, and liabilities assumed have been included in the Company’s consolidated financial statements since the date Omars acquired 100% of the outstanding equity interests in Omars – S.p.A. For the three months ended June 30, 2026, Omars contributed approximately $8.6 million to the Company’s revenues and decreased pretax income by approximately $0.2 million. For the six months ended June 30, 2026, Omars contributed approximately $16.2 million to the Company’s revenues and decreased pretax income by approximately $0.4 million. Loss for the period includes adjustments made for amortization of estimated intangible assets as well as sales of finished goods recorded at market value as part of the acquisition.

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

	Pro Forma for Three Months		Pro Forma for Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$239,993	$222,488	$420,855	$454,070
Income Before Income Taxes	$10,070	$12,215	$11,670	$23,625

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

Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Chassis	$20,364	$43,353
Raw materials	63,443	66,235
Work in process	47,509	51,476
Finished goods	25,991	23,167
TOTAL INVENTORY	$157,307	$184,231

For the three- and six-month periods ended June 30, 2026 and 2025, the Company did not recognize impairment of inventory.

As of June 30, 2026 and December 31, 2025, the Company’s balances are presented net of inventory reserves of $8.1 million and $6.3 million, respectively.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Land and improvements	$32,188	$31,715
Buildings and improvements	104,279	95,204
Machinery and equipment	91,385	94,068
Furniture and fixtures	16,561	16,177
Software costs	15,489	15,467
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	259,902	252,631
Less accumulated depreciation	(131,925)	(128,823)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$127,977	$123,808

For the three months ended June 30, 2026 and 2025, depreciation expense related to property, plant and equipment was $4.0 million and $3.7 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense related to property, plant and equipment was $8.2 million and $7.4 million, respectively.

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

We were in compliance with all covenants under the credit facility throughout 2025 and the first six months of 2026. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

We are currently in negotiations for a new revolving credit facility to replace our existing revolving credit facility and anticipate that our new loan agreement will be finalized by the end of 2026 on terms similar to those of the existing loan agreement. However, there can be no assurance that we will be able to refinance the existing revolving credit facility on terms and conditions acceptable to us, or at all, or on a timely basis.

For the three months ended June 30, 2026 and 2025, interest expense on the credit facility was $0.2 million and $1.0 million, respectively. For the six months ended June 30, 2026 and 2025, interest expense on the credit facility was $0.5 million and $1.9 million, respectively. The Company had no outstanding borrowings under the credit facility as of June 30, 2026 and $30.0 million as of December 31, 2025.

6.          INCOME TAXES

As of June 30, 2026, the Company had no federal net operating loss carryforwards. As of June 30, 2026 and December 31, 2025, state net operating loss carryforwards were $10.8 million.

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

14 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the components of lease cost:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2026	2025	2026	2025
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	$222	$91	$347	$178
Total short-term operating lease cost	303	234	593	375
TOTAL LEASE COST	$524	$325	$940	$553

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2026	2025	2026	2025
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows used in operating leases	$222	$91	$347	$178

The following table presents other lease information related to the Company’s leases:

	June 30,	December 31,
	2026	2025
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	5.5	1.6

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	4.4%	3.5%

Future lease payments under non-cancellable leases as of June 30, 2026 were as follows:

(in thousands)	Operating Lease Obligations
REMAINING FISCAL 2026	$408
2027	656
2028	490
2029	363
2030	300
Thereafter	649
TOTAL LEASE PAYMENTS	2,866
Less imputed interest	(322)
LEASE OBLIGATION AS OF JUNE 30, 2026	$2,544

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs. During both the three- and the six-month periods ended June 30, 2026 and 2025, the related party lease cost was $0.1 million. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million during both the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the related lease cost was $0.2 million and $0.3 million respectively.

8.          COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2026 and December 31, 2025, the Company had commitments of approximately $14.0 million and $15.5 million, respectively, for construction and acquisition of property, plant and equipment. During the second quarter of 2026, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency.

In addition to these commitments, in March 2025, the Company’s Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project commenced during the second quarter of 2026.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance production capacity. We anticipate the cost of this project to be approximately $100.0 million. The site preparation for this project began in the second quarter of 2026 and construction of the building is expected to begin in early 2027.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from our independent distributors in the event of default. These arrangements are typically subject to a maximum repurchase amount. As of June 30, 2026 and year ended December 31, 2025, the maximum amount of collateral the Company could be required to purchase was $95.6 million and $118.6 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the six months ended June 30, 2026 and year ended December 31, 2025 and concluded the liability associated with potential repurchase obligations was neither probable, nor material.

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

16 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units

The Company’s equity incentive plan awards issued and outstanding as of June 30, 2026 and December 31, 2025 consisted only of time-based restricted stock units (“RSUs”). Each RSU represents a contingent right to receive one share of the Company’s common stock. Time-based RSUs, once granted, are subject only to time-based service conditions. Executive officer time-based RSU awards vest ratably over three to five years (depending on award granted) and non-employee director time-based RSU awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan, the 2023 Plan, and the 2025 Plan for the six months ended June 30, 2026:

(in thousands, except per share amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2025	249,962	$41.24
Granted	77,523	44.33
Vested (1)	(110,423)	40.77
Forfeited	—	—
Non-vested as of June 30, 2026	217,062	$42.58
(1)	Vested shares include 28,343 shares of common stock that vested and were withheld for employee taxes. Vested shares are issued to the recipient within 30 days after the applicable vesting date.

The following table provides additional data related to restricted stock unit grants under the 2016 Plan, the 2023 Plan, and the 2025 Plan:

(in thousands, except weighted-average period in years)	June 30, 2026
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$3,437
Weighted-average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.7
Total grant date fair value of shares of common stock vested during the year	$4,502

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade (though such repurchases may not be reflected in the stock records of the Company’s transfer agent on such date). During the six months ended June 30, 2026 the Company had repurchased 101,626 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the six months ended June 30, 2026 was $4.6 million with an average price of $45.72 per share.

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

Net revenues by geographic region are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2026	2025	Change	2026	2025	Change
Geographic regions:
North America	$193,476	$175,942	10.0%	$325,159	$362,280	(10.2)%
Foreign	46,517	38,090	22.1%	95,696	77,402	23.6%
TOTAL NET REVENUE	$239,993	$214,032	12.1%	$420,855	$439,682	(4.3)%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of June 30, 2026 and December 31, 2025, the Company had cash deposited net of outstanding checks of $55.6 million and $44.7 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of the Company’s total revenues for the three or the six months ended June 30, 2026 or the comparable periods in 2025.

As of June 30, 2026, and December 31, 2025, no single customer accounted for more than 10% of the Company’s total trade receivable.

18 | Q2 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except share and per share amounts)	2026	2025	2026	2025
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$7,269	$8,458	$7,822	$16,523
Weighted shares outstanding	11,377,012	11,458,754	11,381,819	11,454,348
Basic earnings per share of common stock	$0.64	$0.74	$0.69	$1.44

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$7,269	$8,458	$7,822	$16,523
Weighted shares outstanding - basic	11,377,012	11,458,754	11,381,819	11,454,348
Effect of dilutive securities	144,467	141,210	140,193	157,092
Weighted shares outstanding - diluted	11,521,479	11,599,964	11,522,012	11,611,440
Diluted earnings per share of common stock	$0.63	$0.73	$0.68	$1.42

12.          SUBSEQUENT EVENTS

Dividends

On July 31, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share. The dividend is payable September 15, 2026, to shareholders of record as of September 8, 2026.

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

Our products are primarily marketed and sold through a network of distributors that serve all 50 states, Canada, Mexico and other foreign markets, and through prime contractors to governmental entities. Furthermore, we have substantial distribution capabilities in Europe as a result of our ownership of Jige International S.A., Omars – S.p.A., and Boniface Engineering, Ltd. While most of our distributor agreements do not generally contain exclusivity provisions, management believes our independent distributors do not offer products of any other towing and recovery equipment manufacturer. We believe this is a testament of their loyalty to our brands.

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

Most recently, during fiscal 2025, the Company completed the acquisition of Omars – S.p.A., a designer and manufacturer of towing and recovery vehicles. Omars, headquartered in Cuneo, Italy, has over 45 years of experience in manufacturing light-duty, medium-duty, and heavy-duty recovery vehicles and car carriers. With a highly complementary product portfolio, management believes this acquisition will expand Miller Industries’ footprint in the European market with an additional, well-recognized European brand. This acquisition will provide Miller Industries with additional capacity which the Company expects will improve its manufacturing flexibility and its ability to meet growing customer demands.

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

During 2025 and first half of 2026, we were presented with several ongoing challenges, such as the residual effect of recent years’ supply chain disruptions, inflationary pressures, and uncertainty around tariffs, all of which have impacted our profitability. Beginning in the second half of 2025, we started to experience demand headwinds, including reduced retail sales and lower order intake, which we believe were attributable to the continued high cost of equipment ownership in the elevated interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. As a result of these challenges, we strategically decreased production in 2025 to reduce field inventory in our distribution channel, we implemented certain cost savings initiatives and we continued to secure our supply chain to mitigate the long-term impacts of current and potential future tariffs. These actions during 2025 included a

20 | Q2 FY 2026 FORM 10-Q

MD&A

reduction in workforce, which we announced in August 2025, as part of our comprehensive cost reduction plan. Under this plan, we reduced our headcount by approximately 150 positions across three of our U.S. manufacturing facilities during the third quarter of 2025.

During the first half of 2026, we continued to see significant pressure on global supply chains due to economic uncertainty and geopolitical tensions, including hostilities among the United States, Israel, and Iran, and the ongoing military conflict in Ukraine, resulting in significant increases in fuel costs. This global rise in fuel costs has resulted in fewer miles driven which has, and may continue to, adversely impact the demand for our products. Accordingly, during the first half of 2026, we continued to face demand headwinds, which we believe are attributable to increased fuel costs, as well continued high cost of equipment ownership in the elevated interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. We continue to assess current and ongoing macroeconomic trends and closely monitor our production schedules and cost structure as they may be materially impacted by the effects of these pressures. We implemented a surcharge in April 2025 to partially offset these pressures; however, continued cost increases have exceeded the coverage provided by that surcharge. As a result, in May 2026, we announced that the existing surcharge would be rolled into our standard pricing structure. In addition, we announced a 3% price increase on all domestic manufactured products, which went into effect on all domestic manufactured products invoiced after July 31, 2026. These actions are intended to better align our pricing with the current cost environment while supporting our continued investment in U.S. manufacturing, product quality, safety, and regulatory compliance.

Despite these past and present challenges, we believe we are well-positioned to enhance our operating results. We remain focused on meeting the needs of our customers. Ongoing communication and prioritization continue with our suppliers in an effort to identify and mitigate any future and continuing risks, and to proactively manage inventory levels of materials and component parts to align with anticipated demand for our products. However, our performance will be heavily influenced by, among other things, whether supply chain constraints and inflationary pressures continue to lessen or worsen, the continuing impact of ongoing military conflicts in the Middle East and Ukraine or other geopolitical events and developments, and the threat of recession and general economic conditions. We are actively monitoring the impact the military conflict in the Middle East may have on our fuel costs and petroleum-related products, given the recent surges in fuel prices. In addition, this military conflict has disrupted oil distribution globally, as Iran has also retaliated against ships in the Strait of Hormuz, through which approximately 20% of the world’s oil and gas is transported. A continued conflict with Iran could drive fuel prices even higher. While we believe the impacts of the conflict between the United States, Israel, and Iran will continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, while we have attempted to pass increased costs on to our customers, including through our recent surcharge and price increases on manufactured products, there can be no assurance that we will be able to continue to do so in the future.

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

MD&A

The impact of these factors remains largely out of our control, and could continue to have an adverse impact on our production capabilities, financial results, and cash flow into the remainder of fiscal 2026.

Based on preliminary valuation estimates, non-cash acquisition-related expenses associated with Omars - primarily tied to the sale of equipment adjusted to fair market value and amortization of the estimated intangible value of customer relationships - negatively impacted the Company’s financial results for the second fiscal quarter of 2026 by approximately $0.11 per diluted share. We currently anticipate that this amount represents the majority of the total acquisition-related expenses expected to be recognized in 2026. We remain confident that the acquisition will be accretive in the first year after recognizing these non-cash acquisition-related expenses. The Company continues to work with its third-party valuation consultants, and the final amounts will be adjusted upon the completion of their analysis.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to allowance for credit losses, inventory, long-lived assets, business combinations, goodwill, warranty reserves, income taxes, and foreign currency translations. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2026, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30
(in thousands)	2026	2025	Change
NET SALES	$239,993	$214,032	12.1%
COST OF OPERATIONS	204,057	179,446	13.7%
GROSS PROFIT	35,936	34,586	3.9%
OPERATING EXPENSES:
Selling, general and administrative	25,176	23,404	7.6%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	352	294	19.7%
Other (income) expense, net	338	(479)	170.6%
Total expenses, net	25,866	23,219	11.4%
INCOME BEFORE INCOME TAXES	10,070	11,367	(11.4)%
INCOME TAX PROVISION	2,801	2,909	(3.7)%
NET INCOME	$7,269	$8,458	(14.1)%

Net Sales

Net sales for the three months ended June 30, 2026 were $240.0 million compared to $214.0 million for the corresponding period in fiscal 2025, an increase of 12.1%. The increase in net sales was primarily due to increased chassis deliveries and the inclusion of Omars sales for the full second quarter of 2026, offset by lower domestic production levels.

Net foreign sales for the three months ended June 30, 2026 were $46.5 million compared to $38.1 million for the corresponding period in fiscal 2025, an increase of 22.1%. The primary reason for the increase was the inclusion of Omars sales for the full second quarter of 2026 which totaled $8.6 million.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended June 30, 2026 was $204.1 million compared to $179.4 million for the corresponding period in fiscal 2025, an increase of 13.7%. The increase in cost of operations was consistent with the increase in sales.

22 | Q2 FY 2026 FORM 10-Q

MD&A

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended June 30, 2026 was $35.9 million compared to $34.6 million for the corresponding period in fiscal 2025, an increase of 3.9%. This increase was primarily due to the increase in sales. As a percentage of sales, gross profit was 15.0% for the three months ended June 30, 2026, compared to 16.2% in the corresponding period in fiscal 2025, a decrease of 7.3%, primarily as a result of increased chassis deliveries and continued impact of Section 232 tariffs imposed on imported specialty steel and aluminum.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2026 were $25.2 million compared to $23.4 million for the corresponding period in fiscal 2025, an increase of 7.6%. While the Company was successful in reducing the historical expense base, the reduction was offset by the inclusion of Omars for the second quarter of 2026.  In addition to the recurring expense for Omars, the current quarter also includes $0.5 of amortization expense related to intangible assets that were recognized on the preliminary opening balance.

As a percentage of net sales, selling, general and administrative expenses decreased to 10.5% for the three months ended June 30, 2026, from 10.9% for the comparable period in fiscal 2025.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2026 was $0.4 million compared to $0.3 million for the corresponding period in fiscal 2025, an increase of 19.7%. Interest expense for the three months ended June 30, 2026 was $0.9 million and $2.1 million for the comparable period in 2025, offset by interest income of $0.6 million for the three months ended June 30, 2026, compared to interest income of $1.8 million for the comparable period in 2025.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.2 million and gain of $0.5 million for the three months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2026 and 2025 reflects a combined federal, state, and foreign tax rate of 27.8% and 25.6%, respectively. The increase was primarily due to the reversal of Omars fair-value adjustments and amortization of intangible assets that were recognized as part of the acquisition accounting. These expenses may or may not be deductible under Italian tax law, which is reflected in the related tax benefit recognized for these expenses. The tax provision will be revised when the final valuation is completed, and definitive tax treatment of these expenses is determined. Adjustments to tax expense will be recognized in current period earnings. The remaining differences between the federal statutory tax rate and the effective tax rate consist primarily of non-deductible executive compensation, state taxes, domestic tax credits, and tax differences on other foreign earnings.

MD&A

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30
(in thousands)	2026	2025	Change
NET SALES	$420,855	$439,682	(4.3)%
COST OF OPERATIONS	359,238	371,153	(3.2)%
GROSS PROFIT	61,617	68,529	(10.1)%
OPERATING EXPENSES:
Selling, general and administrative	49,125	46,664	5.3%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	498	389	27.9%
Other (income) expense, net	324	(682)	147.5%
Total expenses, net	49,947	46,371	7.7%
INCOME BEFORE INCOME TAXES	11,670	22,158	(47.3)%
INCOME TAX PROVISION	3,848	5,635	(31.7)%
NET INCOME	$7,822	$16,523	(52.7)%

Net Sales

Net sales for the six months ended June 30, 2026 were $420.9 million compared to $439.7 million for the corresponding period in fiscal 2025, a decrease of 4.3%. The decrease in net sales was primarily due to lower domestic production levels, offset by the inclusion of Omars and increased chassis deliveries.

Net foreign sales for the six months ended June 30, 2026 were $95.7 million compared to $77.4 million for the corresponding period in fiscal 2025, an increase of 23.6%. The primary reason for the increase was the inclusion of Omars sales for the first half of 2026 which totaled $16.2 million.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the six months ended June 30, 2026 was $359.2 million compared to $371.2 million for the corresponding period in fiscal 2025, a decrease of 3.2%. The decrease in cost of operations was consistent with the decrease in sales.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the six months ended June 30, 2026 was $61.6 million compared to $68.5 million for the corresponding period in fiscal 2025, a decrease of 10.1%. This decrease was primarily due to the decrease in sales. As a percentage of sales, gross profit was 14.6% for the six months ended June 30, 2026, compared to 15.6% in the corresponding period in fiscal 2025, a decrease of 6.1%, primarily as a result of increased chassis deliveries and continued impact of Section 232 tariffs imposed on imported specialty steel and aluminum.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2026 were $49.1 million compared to $46.7 million for the corresponding period in fiscal 2025, an increase of 5.3%. While the Company was successful in reducing the historical expense base, the reduction was offset by the inclusion of Omars for the first half of 2026. In addition to the recurring expense for Omars, the current year also includes $1.1 of amortization expense related to intangible assets that were recognized on the preliminary opening balance.

As a percentage of net sales, selling, general and administrative expenses increased to 11.7% for the six months ended June 30, 2026, from 10.6% for the comparable period in fiscal 2025.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2026 was $0.5 million compared to $0.4 million for the corresponding period in fiscal 2025, an increase of 27.9%. Interest expense for the six months ended June 30, 2026 was $1.8 million and $4.5 million for the comparable period in 2025, offset by interest income of $1.3 million for the six months ended June 30, 2026, compared to interest income of $4.1 million for the comparable period in 2025.

24 | Q2 FY 2026 FORM 10-Q

MD&A

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.3 million and gain of $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2026 and 2025 reflects a combined federal, state, and foreign tax rate of 33.0% and 25.4%, respectively. The increase was primarily due to the reversal of Omars fair-value adjustments and amortization of intangible assets that were recognized as part of the acquisition accounting. These expenses may or may not be deductible under Italian tax law, so a conservative tax benefit was recognized for these expenses. The tax provision will be revised when the final valuation is completed, and definitive tax treatment of these expenses is determined. Adjustments to tax expense will be recognized in current period earnings. The remaining differences between the federal statutory tax rate and the effective tax rate consist primarily of non-deductible executive compensation, state taxes, domestic tax credits, and tax differences on other foreign earnings.

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

Cash and Cash Equivalents

As of June 30, 2026, we had cash and cash equivalents of $55.6 million, and $100.0 million in availability for borrowing under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and cash equivalents balance as of June 30, 2026 included $34.9 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Six Months Ended
	June 30
(in thousands)	2026	2025	Change
Operating activities	$62,980	$29,956	110.2%
Investing activities	(12,110)	(6,804)	(78.0)%
Financing activities	(39,430)	(17,184)	(129.5)%
Effect of exchange rate changes on cash and cash equivalents	(487)	1,516	(132.1)%
Net increase (decrease) in cash and cash equivalents	$10,953	$7,484	46.4%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $63.0 million compared to net cash provided by operating activities of $30.0 million in the comparable period in fiscal 2025. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation, once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The cash provided by operating activities was primarily driven by decreases in inventory, as well as increases in accounts payable, offset by increases in accounts receivable, resulting in net positive change in working capital and signifying further stabilization of changes in assets and liabilities as a result of continued supply chain recovery and distributor inventory reductions.

MD&A

Cash Flows Provided by (Used in) Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was $12.1 million compared to cash used in investing activities of $6.8 million for the comparable period in fiscal 2025. The cash used in investing activities was primarily for purchases of property, plant and equipment, as well as our continued investment in manufacturing automation enterprise resource planning (ERP) system enhancements, and the initial phase of our expansions in Tennessee and France.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2026, cash used in financing activities was $39.4 million compared to cash used in financing activities of $17.2 million for the comparable period in fiscal 2025. The cash used in financing activities was primarily due to payments on the credit facility, repurchases of common stock, and cash payments for dividends.

Contractual Obligations

As of June 30, 2026 and December 31, 2025, we had commitments of approximately $14.0 million and $15.5 million, respectively, for the acquisition of property, plant and equipment. This decrease in commitments for acquisition of property, plant and equipment was primarily due to progress payments made during the quarter on our continued investments in automation and the use of robotics in our production processes to streamline efficiency and expand our manufacturing facilities. There have been no other material changes to our contractual obligations from what was previously disclosed in our 2025 Form 10-K.

Credit Facility

The Company had no outstanding borrowings under the credit facility as of June 30, 2026 and $30.0 million as of December 31, 2025. See the disclosure under the heading “Credit Facility” in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of July 31, 2026, we had no outstanding balance on our credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $2.9 million and $0.3 million in non-cancellable operating lease obligations as of June 30, 2026 and December 31, 2025, respectively. We had no non-cancellable finance lease obligations as of June 30, 2026 and December 31, 2025.

Capital Expenditures

Capital expenditures during the six months ended June 30, 2026 and 2025 were $12.1 million and $6.8 million, respectively. We make ongoing capital investments in our property, plant and equipment to increase our production capacity and efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the six months ended June 30, 2026 in the use of robotics and automation in our production processes to streamline efficiency.

In March 2025, our Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project began in the second quarter of 2026.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance production capacity. We anticipate the cost of this project to be approximately $100.0 million. The site preparation for this project began in the second quarter of 2026, and construction of the building is expected to begin in early 2027.

26 | Q2 FY 2026 FORM 10-Q

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our 2025 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended June 30, 2026:

	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)

April 1, 2026 - April 30, 2026	—	$—	—	$13,940
May 1, 2026 - May 31, 2026	—	$—	—	$13,940
June 1, 2026 - June 30, 2026	61,572	$46.61	52,552	$11,470
TOTAL	61,572		52,552

(1)	Includes 28,343 shares of common stock withheld to cover employees’ tax withholding obligations upon the vesting of restricted stock units.
(2)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

28 | Q2 FY 2026 FORM 10-Q

Table of Contes

EXHIBITS

ITEM 6.          EXHIBITS

10.1

Miller Industries, Inc. Third Amended and Restated Severance Protection Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

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

Date: August 5, 2026

30 | Q2 FY 2026 FORM 10-Q