Form 10-Q
period 2026-09-30
MILLER INDUSTRIES INC /TN/
filed 2026-11-04
CIK 924822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2026 was 11,303,758.

TABLE

2 | Q3 FY 2026 FORM 10-Q

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

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(in thousands, except share and per share amounts)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,402	$44,682
Accounts receivable, net of allowance for credit losses of $2,038 and $1,876 as of September 30, 2026 and December 31, 2025, respectively	198,389	198,261
Inventories, net	163,589	184,231
Prepaid expenses	15,066	12,409
Total current assets	437,446	439,583
NON-CURRENT ASSETS:
Property, plant and equipment, net	134,383	123,808
Right-of-use assets – operating leases	2,352	276
Goodwill	22,206	20,073
Other assets	7,239	5,927
TOTAL ASSETS	$603,626	$589,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,473	$2,246
Accounts payable	115,239	78,548
Accrued liabilities	57,050	55,602
Current portion of operating lease obligation	438	176
Total current liabilities	175,200	136,572
NON-CURRENT LIABILITIES:
Long-term obligations	1,017	31,055
Non-current portion of operating lease obligation	1,662	100
Deferred income tax liabilities	3,894	1,370
TOTAL LIABILITIES	181,773	169,097

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share:
Authorized – 5,000,000 shares, Issued and outstanding – none	—	—
Common stock, $0.01 par value per share:
Authorized – 100,000,000 shares, Issued and outstanding – 11,303,758 and 11,371,730 shares as of September 30, 2026 and December 31, 2025, respectively	113	114
Additional paid-in capital	148,420	153,046
Retained earnings	275,512	268,798
Accumulated other comprehensive loss	(2,192)	(1,388)
TOTAL SHAREHOLDERS’ EQUITY	421,853	420,570
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$603,626	$589,667

See notes to condensed consolidated financial statements.

4 | Q3 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
NET SALES	$212,224	$178,670	$633,079	$618,353
COST OF OPERATIONS	182,445	153,338	541,682	524,491
GROSS PROFIT	29,779	25,332	91,397	93,862

OPERATING EXPENSES:
Selling, general and administrative expenses	21,997	21,247	71,122	67,912

NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	359	93	856	482
Other (income) expense, net	(100)	(312)	224	(994)
Total expense, net	22,256	21,028	72,202	67,400

INCOME BEFORE INCOME TAXES	7,523	4,304	19,195	26,462
INCOME TAX PROVISION	1,444	1,222	5,292	6,857
NET INCOME	$6,079	$3,082	$13,903	$19,605

INCOME PER SHARE OF COMMON STOCK:
Basic	$0.54	$0.27	$1.22	$1.71
Diluted	$0.53	$0.27	$1.21	$1.68

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.21	$0.20	$0.63	$0.60

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	11,330	11,446	11,364	11,451
Diluted	11,485	11,595	11,513	11,640

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
NET INCOME	$6,079	$3,082	$13,903	$19,605

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(597)	1,299	(804)	6,449
Total other comprehensive income (loss)	(597)	1,299	(804)	6,449

TOTAL COMPREHENSIVE INCOME	$5,482	$4,381	$13,099	$26,054

See notes to condensed consolidated financial statements.

6 | Q3 FY 2026 FORM 10-Q

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

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Gain (Loss)	Total Equity
BALANCE, December 31, 2025	11,371,730	$114	$153,046	$268,798	$(1,388)	$420,570
Issuance of common stock, net of shares withheld for employee taxes	73,060	1	(1)	—	—	—
Stock-based compensation	—	—	(43)	—	—	(43)
Repurchases of common stock	(49,074)	(1)	(2,176)	—	—	(2,177)
Dividends paid ($0.21)	—	—	—	(2,388)	—	(2,388)
Foreign currency translation gain (loss)	—	—	—	—	740	740
Net income	—	—	—	555	—	555
BALANCE, March 31, 2026	11,395,716	$114	$150,826	$266,965	$(648)	$417,257
Issuance of common stock, net of shares withheld for employee taxes	9,020	1	(1)	—	—	—
Stock-based compensation	—	—	1,380	—	—	1,380
Repurchases of common stock	(52,552)	(1)	(2,469)	—	—	(2,470)
Dividends paid ($0.21)	—	—	—	(2,396)	—	(2,396)
Foreign currency translation gain (loss)	—	—	—	—	(947)	(947)
Net income	—	—	—	7,269	—	7,269
BALANCE, June 30, 2026	11,352,184	$114	$149,736	$271,838	$(1,595)	$420,093
Stock-based compensation	—	—	1,413	—	—	1,413
Repurchases of common stock	(48,426)	(1)	(2,729)	—	—	(2,730)
Dividends paid ($0.21)	—	—	—	(2,405)	—	(2,405)
Foreign currency translation gain (loss)	—	—	—	—	(597)	(597)
Net income	—	—	—	6,079	—	6,079
BALANCE, September 30, 2026	11,303,758	$113	$148,420	$275,512	$(2,192)	$421,853

See notes to condensed consolidated financial statements.

8 | Q3 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,903	$19,605
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,496	10,890
Non-cash operating lease expense	589	1,855
(Gain) loss on disposal of property, plant and equipment	664	(449)
Provision for credit losses	147	162
Issuance of common stock, net of shares withheld for employee taxes	(2)	1
Stock-based compensation	2,750	4,201
Deferred tax provision	1,689	(124)
Changes in operating assets and liabilities:
Accounts receivable	(631)	82,414
Inventories	20,329	9,950
Prepaid expenses	(2,667)	(11,829)
Other assets	(2,724)	(1,898)
Accounts payable	36,823	(65,196)
Operating lease obligation	(589)	(1,855)
Accrued liabilities	5,229	2,742
Income taxes payable	(362)	(609)
Net cash flows provided by (used in) operating activities	86,644	49,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,124)	(8,602)
Proceeds from sale of property, plant and equipment	—	1,280
Acquisition of business	(1,558)	—
Net cash flows provided by (used in) investing activities	(23,682)	(7,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(7,375)	(3,762)
Net borrowings (payments) for other long-term debt	360	—
Net borrowings (payments) under credit facility	(30,000)	(20,000)
Payments of cash dividends	(7,189)	(6,868)
Net cash flows provided by (used in) financing activities	(44,204)	(30,630)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,038)	2,156
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,720	14,064
CASH AND CASH EQUIVALENTS, beginning of period	44,682	24,337
CASH AND CASH EQUIVALENTS, end of period	$60,402	$38,401
SUPPLEMENTAL INFORMATION:
Cash payments for interest	$2,480	$5,867
Cash payments for income taxes, net of refunds	$6,470	$6,636
Right-of-use assets obtained in exchange for operating lease liabilities	$2,819	$1,674

See notes to condensed consolidated financial statements.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

References to “we”, “our”, and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Form 10-Q”) are to Miller Industries, Inc. and its consolidated subsidiaries unless the context requires otherwise.

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

Items Measured at Fair Value on a Recurring Basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturity of these instruments at September 30, 2026 and December 31, 2025. The carrying values of the indebtedness under the Company’s first amendment to the loan agreement with First Horizon Bank were not materially different than the estimated fair values because the interest rate approximated rates currently available to the Company as of September 30, 2026 and December 31, 2025.

Items Measured at Fair Value on a Non-Recurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As of September 30, 2026 and December 31, 2025, there were no significant assets or liabilities measured at fair value on a non-recurring basis outside of impairment assessments around

10 | Q3 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant, and Equipment, and Goodwill as described in Note 1 – “Organization and Summary of Significant Accounting Policies” in the 2025 Form 10-K, and the fair value of assets and liabilities explained in Note 2 – “Business Combinations” in this Form 10-Q.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the notes to the audited consolidated financial statements within its 2025 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026 and did not elect the practical expedient. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

There were no other new material accounting standards adopted in the nine months ended September 30, 2026.

Recently Issued Accounting Standards

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

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain information reviewed by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(in thousands)	2026	2025	2026	2025
CONSOLIDATED STATEMENT OF INCOME
Net Sales by Geographic Region:
North America	$166,551	$148,030	$491,710	$510,310
Foreign	45,673	30,640	141,369	108,043
Net Sales	212,224	178,670	633,079	618,353

Cost of operations	182,445	153,338	541,682	524,491
Selling, general and administrative expenses	21,997	21,247	71,122	67,912
Interest expense, net	359	93	856	482
Other (income) expense, net	(100)	(312)	224	(994)
Income before taxes	7,523	4,304	19,195	26,462
Tax expense	1,444	1,222	5,292	6,857
CONSOLIDATED NET INCOME	$6,079	$3,082	$13,903	$19,605

	September 30, 2026	December 31, 2025
(in thousands)	(Unaudited)
TOTAL ASSETS
Cash and cash equivalents	$60,402	$44,682
Accounts receivable, net of allowance for credit losses	198,389	198,261
Inventories, net	163,589	184,231
Prepaid expenses	15,066	12,409

Long-lived assets:
North America	137,614	124,448
Foreign	23,883	19,709
Net long-lived assets	161,497	144,157

Other assets	4,683	5,927
CONSOLIDATED TOTAL ASSETS	$603,626	$589,667

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

The purchase price, totaling approximately $21.8 million, was comprised of cash on hand and by drawing on the Company’s existing revolving credit facility.

12 | Q3 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the consideration for the acquisition of Omars was as follows:

(in thousands)
SOURCES OF FINANCING:
Cash	$21,786
Fair Value of Consideration Transferred	21,786

FAIR VALUE OF ASSETS & LIABILITIES:
Cash	$1,585
Accounts receivable	4,754
Inventory	13,082
Prepaid expenses	234
Property, plant and equipment	9,205
Identifiable intangible assets:
Trademarks and trade names	2,848
Customer relationships	3,978
Deferred tax asset	637
Total Assets Acquired	36,323

Accounts payable and accrued liabilities	$9,733
Short-term debt	2,302
Long-term debt	1,640
Deferred tax liability	3,117
Total Liabilities Assumed	16,792

GOODWILL	$2,255

The fair value of the assets acquired included trade receivables of $4.8 million that were not purchased financial assets with credit deterioration. The Company did not incur any markdowns of trade receivables or corresponding credit losses.

The Company engaged a third party to perform a valuation of Omars, which included intangible assets, real estate, and other tangible assets. The final valuation performed by the third party determined the fair value of trademark and trade names to be $2.8 million and fair value of customer relationships to be $4.0 million. Of the total value of $9.2 million, real estate was valued at $2.3 million, industrial buildings valued at $5.5 million, and the remainder of tangible assets valued at $1.5 million.

Transaction costs incurred in the acquisition were not material and were primarily related to legal, accounting, and consulting services and were expensed as incurred through September 30, 2026. These costs are included in Selling, General and Administrative expenses in the consolidated statements of income.

The December 2025 fair values of the assets acquired were based on management’s estimates and assumptions, as well as other information compiled by management. In September 2026, the estimated net fair value of the assets and liabilities of Omars was adjusted based on final valuations provided by the third party, as well as the final net working capital adjustments. The fair value step-ups created differences between financial reporting bases and tax bases resulting in a deferred tax asset of $0.6 million and a deferred tax liability of $3.1 million. These valuation adjustments positively impacted the Company’s financial results for the third quarter of 2026 by approximately $1.0 million, of which $0.6 million was related to tax amortization benefits.

The results of operations of Omars for the period from the December 2, 2025 acquisition date through September 30, 2026, are included in the accompanying consolidated statements of income. Transaction costs associated with the acquisition were not significant.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Financial Information (Unaudited)

The results of operations for Omars, and the adjusted fair values of the assets acquired, and liabilities assumed have been included in the Company’s consolidated financial statements since the date Omars acquired 100% of the outstanding equity interests in Omars – S.p.A. For the three months ended September 30, 2026, Omars contributed approximately $8.8 million to the Company’s revenues and increased pretax income by approximately $1.7 million. For the nine months ended September 30, 2026, Omars contributed approximately $25.0 million to the Company’s revenues and increased pretax income by approximately $1.3 million.

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

	Pro Forma for Three Months		Pro Forma for Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$212,224	$186,732	$633,079	$640,803
Income Before Income Taxes	$7,523	$5,611	$19,195	$29,236

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

Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Chassis	$19,157	$43,353
Raw materials	69,181	66,235
Work in process	48,359	51,476
Finished goods	26,892	23,167
TOTAL INVENTORY	$163,589	$184,231

For the three- and the nine-month periods ended September 30, 2026 and 2025, the Company did not recognize impairment of inventory.

As of September 30, 2026 and December 31, 2025, the Company’s balances are presented net of inventory reserves of $9.2 million and $6.3 million, respectively.

14 | Q3 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Land and improvements	$26,620	$31,715
Buildings and improvements	116,728	95,204
Machinery and equipment	92,051	94,068
Furniture and fixtures	12,668	16,177
Software costs	17,464	15,467
TOTAL PROPERTY, PLANT AND EQUIPMENT, gross	265,531	252,631
Less accumulated depreciation	(131,148)	(128,823)
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$134,383	$123,808

For the three months ended September 30, 2026 and 2025, depreciation expense related to property, plant and equipment was $3.3 million and $3.5 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense related to property, plant and equipment was $11.5 million and $10.9 million, respectively.

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

We were in compliance with all covenants under the credit facility throughout 2025 and the first nine months of 2026. The Company pays a quarterly non-usage fee under the current loan agreement at a rate per annum equal to between 0.15% and 0.35% of the unused amount of the credit facility.

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

For the three months ended September 30, 2026, there was no interest expense on the credit facility and $0.7 million of interest expense on the credit facility for the comparable period in 2025. For the nine months ended September 30, 2026 and 2025, interest expense on the credit facility was $0.6 million and $2.6 million, respectively. The Company had no outstanding borrowings under the credit facility as of September 30, 2026 and $30.0 million as of December 31, 2025.

6.          INCOME TAXES

As of September 30, 2026, the Company had no federal net operating loss carryforwards. As of September 30, 2026 and December 31, 2025, state net operating loss carryforwards were $10.8 million.

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

The following table summarizes the components of lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
LEASE COST
OPERATING LEASE COST:
Total long-term operating lease cost	$213	$91	$560	$269
Total short-term operating lease cost	338	252	931	627
TOTAL LEASE COST	$551	$343	$1,491	$896

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease obligation:
Operating cash flows used in operating leases	$213	$91	$560	$269

The following table presents other lease information related to the Company’s leases:

	September 30,	December 31,
	2026	2025
WEIGHTED-AVERAGE REMAINING LEASE TERM (YEARS):
Operating leases	5.4	1.6

WEIGHTED-AVERAGE DISCOUNT RATE:
Operating leases	4.4%	3.5%

Future lease payments under non-cancellable leases as of September 30, 2026 were as follows:

(in thousands)	Operating Lease Obligations
REMAINING FISCAL 2026	$194
2027	656
2028	490
2029	364
2030	300
Thereafter	652
TOTAL LEASE PAYMENTS	2,656
Less imputed interest	(556)
LEASE OBLIGATION AS OF SEPTEMBER 30, 2026	$2,100

16 | Q3 FY 2026 FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Leases

The Company’s subsidiary in the United Kingdom leased facilities used for manufacturing and office space from a related party with related lease costs. During both the three- and the nine-month periods ended September 30, 2026 and 2025, the related party lease cost was $0.1 million. The Company’s French subsidiary leased a fleet of vehicles from a related party with related lease costs of $0.1 million during both the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the related lease cost was $0.4 million and $0.2 million respectively.

8.          COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2026 and December 31, 2025, the Company had commitments of approximately $84.3 million and $15.5 million, respectively, for construction and acquisition of property, plant and equipment. The increase in commitments was due to the progress made on the plant expansion project in Ooltewah, TN. In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance our heavy-duty production capacity. We anticipate the total cost of this project to be approximately $100.0 million. The site preparation for this project began in the second quarter of 2026 and construction of the building is underway and expected to be completed by the end of 2027.

Additionally, during the third quarter of 2026, the Company continued its investments in automation and the use of robotics in its production processes to streamline efficiency.

In addition to these commitments, in March 2025, the Company’s Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project commenced during the second quarter of 2026 and is expected to be completed in the first quarter of 2027.

Contingencies

The Company has entered into arrangements with third-party lenders where it has agreed to repurchase products that are repossessed from our independent distributors in the event of default. These arrangements are typically subject to a maximum repurchase amount. As of September 30, 2026 and year ended December 31, 2025, the maximum amount of collateral the Company could be required to purchase was $89.3 million and $118.6 million, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to third-party lenders for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The Company had no repurchases of inventory during the nine months ended September 30, 2026 and year ended December 31, 2025 and management concluded that any liability to be recognized for expected losses under these arrangements was neither probable nor material.

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

9.          SHAREHOLDERS’ EQUITY

2023 Non-Employee Director Stock Plan

Effective May 2023, the Company adopted the Miller Industries, Inc. 2023 Non-Employee Director Stock Plan (the “2023 Plan”). Pursuant to the 2023 Plan, the Board of Directors may grant up to 125,000 shares under share-based awards to non-employee directors of the Company. The 2023 Plan provides for the grant of restricted stock, restricted stock units, unrestricted shares of common stock and non-statutory stock options, or any combination thereof on the first business day after each annual meeting of shareholders of the Company. The 2023 Plan will terminate on May 26, 2033.

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

Restricted Stock Units

The Company’s equity incentive plan awards issued and outstanding as of September 30, 2026 and December 31, 2025 consisted only of time-based restricted stock units (“RSUs”). Each RSU represents a contingent right to receive one share of the Company’s common stock. Time-based RSUs, once granted, are subject only to time-based service conditions. Executive officer time-based RSU awards vest ratably over three to five years (depending on award granted) and non-employee director time-based RSU awards cliff-vest after one year.

The following table summarizes all transactions related to restricted stock units granted under the 2016 Plan, the 2023 Plan, and the 2025 Plan for the nine months ended September 30, 2026:

(in thousands, except per share/unit amounts)	Number of Shares of Common Stock/Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2025	249,962	$41.24
Granted	77,523	44.33
Vested (1)	(110,423)	40.77
Forfeited	—	—
Non-vested as of September 30, 2026	217,062	$42.58
(1)	Vested shares include 28,343 shares of common stock that vested and were withheld for employee taxes. Vested shares are issued to the recipient within 30 days after the applicable vesting date.

The following table provides additional data related to restricted stock unit grants under the 2016 Plan, the 2023 Plan, and the 2025 Plan:

(in thousands, except weighted-average period in years)	September 30, 2026
Total compensation cost, net of estimated forfeitures, related to non-vested restricted stock unit awards not yet recognized, pre-tax	$3,011
Weighted-average period in years over which restricted stock unit cost is expected to be recognized (in years)	1.4
Total grant date fair value of shares of common stock vested during the year	$4,502

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of income, using the graded attribution method over the requisite service period.

18 | Q3 FY 2026 FORM 10-Q

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

For accounting purposes, common stock repurchased under the Repurchase Program is recorded based upon the settlement date of the applicable trade (though such repurchases may not be reflected in the stock records of the Company’s transfer agent on such date). During the nine months ended September 30, 2026 the Company had repurchased 150,052 shares of common stock pursuant to the Repurchase Program. The total cost of the shares repurchased during the nine months ended September 30, 2026 was $7.4 million with an average price of $49.16 per share.

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

Net revenues by geographic region are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Geographic regions:
North America	$166,551	$148,030	12.5%	$491,710	$510,310	(3.6)%
Foreign	45,673	30,640	49.1%	141,369	108,043	30.8%
TOTAL NET REVENUE	$212,224	$178,670	18.8%	$633,079	$618,353	2.4%

Concentrations of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of September 30, 2026 and December 31, 2025, the Company had cash deposited net of outstanding checks of $60.4 million and $44.7 million, respectively, held in multiple high-credit quality financial institutions. We attempt to limit our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

No single customer accounted for more than 10% of the Company’s total revenues for the three or the nine months ended September 30, 2026 or the comparable periods in 2025.

As of September 30, 2026, one customer accounted for more than 10% of the Company’s trade receivable, totaling 11.6%. As of December 31, 2025, no single customer accounted for more than 10% of the Company’s total trade receivable.

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          EARNINGS PER SHARE

The following table reconciles the number of shares of common stock used to compute basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$6,079	$3,082	$13,903	$19,605
Weighted shares outstanding	11,330,033	11,445,779	11,364,405	11,451,460
Basic earnings per share of common stock	$0.54	$0.27	$1.22	$1.71

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net income - basic	$6,079	$3,082	$13,903	$19,605
Weighted shares outstanding - basic	11,330,033	11,445,779	11,364,405	11,451,460
Effect of dilutive securities	155,444	148,745	148,886	188,339
Weighted shares outstanding - diluted	11,485,478	11,594,523	11,513,291	11,639,799
Diluted earnings per share of common stock	$0.53	$0.27	$1.21	$1.68

12.          SUBSEQUENT EVENTS

Dividends

On November 2, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share. The dividend is payable December 14, 2026, to shareholders of record as of December 7, 2026.

20 | Q3 FY 2026 FORM 10-Q

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

TRENDS AND OTHER FACTORS AFFECTING OUR BUSINESS

During 2025 and the first three quarters of 2026, we were presented with several ongoing challenges, such as the residual effect of recent years’ supply chain disruptions, inflationary pressures, and uncertainty around tariffs, all of which have impacted our profitability. Beginning in the second half of 2025, we started to experience demand headwinds, including reduced retail sales and lower order intake, which we believe were attributable to the continued high cost of equipment ownership in the elevated interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. As a result of these challenges, we strategically decreased production in 2025 to reduce field inventory in our distribution channel, we implemented certain cost savings initiatives and we continued to secure our supply chain to mitigate the long-term impacts of current and potential future tariffs. These actions during 2025

MD&A

included a reduction in workforce, which we announced in August 2025, as part of our comprehensive cost reduction plan. Under this plan, we reduced our headcount by approximately 150 positions across three of our U.S. manufacturing facilities during the third quarter of 2025.

During the first three quarters of 2026, we continued to see significant pressure on global supply chains due to economic uncertainty and geopolitical tensions, including hostilities among the United States, Israel, and Iran, and the ongoing military conflict in Ukraine, resulting in significant increases in fuel costs. This global rise in fuel costs has resulted in fewer miles driven which has, and may continue to, adversely impact the demand for our products. Accordingly, during the first three quarters of 2026, we continued to face demand headwinds, which we believe are attributable to increased fuel costs, as well as continued high cost of equipment ownership in the elevated interest rate environment, escalating insurance costs for our customers, and the imposition of and ongoing uncertainty involving tariffs. We continue to assess current and ongoing macroeconomic trends and closely monitor our production schedules and cost structure as they may be materially impacted by the effects of these pressures. We implemented a surcharge in April 2025 to partially offset these pressures; however, continued cost increases have exceeded the coverage provided by that surcharge. As a result, in May 2026, we announced that the existing surcharge would be rolled into our standard pricing structure. In addition, we announced a 3% price increase on all domestic manufactured products, which went into effect on all domestic manufactured products invoiced after July 31, 2026. These actions are intended to better align our pricing with the current cost environment while supporting our continued investment in U.S. manufacturing, product quality, safety, and regulatory compliance.

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

22 | Q3 FY 2026 FORM 10-Q

MD&A

The impact of these factors remains largely out of our control, and could continue to have an adverse impact on our production capabilities, financial results, and cash flow into the remainder of fiscal 2026.

Adjustments made in the third quarter of 2026 were based on the finalized valuation report and purchase price allocation provided by our third-party consultants. These included adjustments to the net working capital, as well as to the fair values of assets acquired and liabilities assumed. Additionally, the non-cash, acquisition-related expenses associated with Omars - primarily tied to the sale of equipment adjusted to fair market value and amortization expense and associated tax amortization benefit of the intangible value of customer relationships - positively impacted the Company’s financial results for the third fiscal quarter of 2026 by approximately $0.09 per diluted share.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates. Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimations, and assumptions. The accounting policies deemed to be most critical to our financial position and results of operations are those related to allowance for credit losses, inventory, long-lived assets, business combinations, goodwill, warranty reserves, income taxes, and foreign currency translations. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2026, from the information provided under the heading “Critical Accounting Policies and Sensitive Accounting Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,
(in thousands)	2026	2025	Change
NET SALES	$212,224	$178,670	18.8%
COST OF OPERATIONS	182,445	153,338	19.0%
GROSS PROFIT	29,779	25,332	17.6%
OPERATING EXPENSES:
Selling, general and administrative	21,997	21,247	3.5%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	359	93	286.0%
Other (income) expense, net	(100)	(312)	67.9%
Total expenses, net	22,256	21,028	5.8%
INCOME BEFORE INCOME TAXES	7,523	4,304	74.8%
INCOME TAX PROVISION	1,444	1,222	18.2%
NET INCOME	$6,079	$3,082	97.2%

Net Sales

Net sales for the three months ended September 30, 2026 were $212.2 million compared to $178.7 million for the corresponding period in fiscal 2025, an increase of 18.8%. The increase in net sales was primarily due to increased chassis deliveries and the inclusion of Omars sales for the full third quarter of 2026, offset by lower domestic production levels.

Net foreign sales for the three months ended September 30, 2026 were $45.7 million compared to $30.6 million for the corresponding period in fiscal 2025, an increase of 49.1%. The primary reason for the increase was the inclusion of Omars sales for the full third quarter of 2026 which totaled $8.8 million.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the three months ended September 30, 2026 was $182.4 million compared to $153.3 million for the corresponding period in fiscal 2025, an increase of 19.0%. The increase in cost of operations was consistent with the increase in sales.

MD&A

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the three months ended September 30, 2026 was $29.8 million compared to $25.3 million for the corresponding period in fiscal 2025, an increase of 17.6%. This increase was primarily due to the increase in sales. As a percentage of sales, gross profit was 14.0% for the three months ended September 30, 2026, compared to 14.2% in the corresponding period in fiscal 2025, a  decrease of 1.0%, primarily as a result of increased chassis deliveries and continued impact of Section 232 tariffs imposed on imported specialty steel and aluminum.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2026 were $22.0 million compared to $21.2 million for the corresponding period in fiscal 2025, an increase of 3.5%. While the Company was successful in reducing the historical expense base, the reduction was offset by the inclusion of Omars for the third quarter of 2026.

As a percentage of net sales, selling, general and administrative expenses decreased to 10.4% for the three months ended September 30, 2026, from 11.9% for the comparable period in fiscal 2025.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2026 was $0.4 million compared to $0.1 million for the corresponding period in fiscal 2025, an increase of 286.0%. Interest expense for the three months ended September 30, 2026 was $0.9 million and $1.4 million for the comparable period in 2025, offset by interest income of $0.5 million for the three months ended September 30, 2026, compared to interest income of $1.3 million for the comparable period in 2025.

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.1 million and loss of $0.2 million for the three months ended September 30, 2026 and 2025, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2026 and 2025 reflects a combined federal, state, and foreign tax rate of 19.2% and 28.4%, respectively. The decrease was primarily due to the Omars acquisition final purchase price allocation (PPA)-related adjustments and the associated tax amortization benefit of approximately $0.6 million. The remaining differences between the federal statutory tax rate and the effective tax rate consist primarily of non-deductible executive compensation, state taxes, domestic tax credits, and tax differences on other foreign earnings.

24 | Q3 FY 2026 FORM 10-Q

MD&A

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,
(in thousands)	2026	2025	Change
NET SALES	$633,079	$618,353	2.4%
COST OF OPERATIONS	541,682	524,491	3.3%
GROSS PROFIT	91,397	93,862	(2.6)%
OPERATING EXPENSES:
Selling, general and administrative	71,122	67,912	4.7%
NON-OPERATING (INCOME) EXPENSES:
Interest expense, net	856	482	77.6%
Other (income) expense, net	224	(994)	122.5%
Total expenses, net	72,202	67,400	7.1%
INCOME BEFORE INCOME TAXES	19,195	26,462	(27.5)%
INCOME TAX PROVISION	5,292	6,857	(22.8)%
NET INCOME	$13,903	$19,605	(29.1)%

Net Sales

Net sales for the nine months ended September 30, 2026 were $633.1 million compared to $618.4 million for the corresponding period in fiscal 2025, an increase of 2.4%. The increase in net sales was primarily due to the inclusion of Omars and increased chassis deliveries, offset by lower domestic production levels.

Net foreign sales for the nine months ended September 30, 2026 were $141.4 million compared to $108.0 million for the corresponding period in fiscal 2025, an increase of 30.8%. The primary reason for the increase was the inclusion of Omars sales for the 2026 period which totaled $25.0 million.

Cost of Operations

Cost of operations includes the direct cost of manufacturing, including direct materials, labor and related factory overhead, physical inventory adjustments, as well as inbound and outbound freight. Cost of operations for the nine months ended September 30, 2026 was $541.7 million compared to $524.5 million for the corresponding period in fiscal 2025, an increase of 3.3%. The increase in cost of operations was consistent with the increase in sales and also reflects higher chassis deliveries in 2026.

Gross Profit

Gross profit is equal to net sales less cost of operations. Gross profit for the nine months ended September 30, 2026 was $91.4 million compared to $93.9 million for the corresponding period in fiscal 2025, a decrease of 2.6%. This decrease was primarily due to increased chassis deliveries and lower domestic production levels. As a percentage of sales, gross profit was 14.4% for the nine months ended September 30, 2026, compared to 15.2% in the corresponding period in fiscal 2025, a decrease of 4.9%, primarily as a result of increased chassis deliveries and continued impact of Section 232 tariffs imposed on imported specialty steel and aluminum.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2026 were $71.1 million compared to $67.9 million for the corresponding period in fiscal 2025, an increase of 4.7%. While the Company was successful in reducing the historical expense base, the reduction was offset by the inclusion of Omars for 2026.

As a percentage of net sales, selling, general and administrative expenses increased to 11.2% for the nine months ended September 30, 2026, from 11.0% for the comparable period in fiscal 2025.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2026 was $0.9 million compared to $0.5 million for the corresponding period in fiscal 2025, an increase of 77.6%. Interest expense for the nine months ended September 30, 2026 was $2.6 million and $5.9 million for the comparable period in 2025, offset by interest income of $1.8 million for the nine months ended September 30, 2026, compared to interest income of $5.4 million for the comparable period in 2025.

MD&A

Other (Income) Expense

The Company is exposed to foreign currency transaction risks when the Company has transactions that are denominated in a currency other than its functional currency. When the related balance sheet items are remeasured in the functional currency of the Company, gains and losses are recorded through other (income) expense. Other (income) expense, net is composed primarily of these foreign currency exchange gains and losses. The Company experienced a net foreign currency exchange loss of $0.3 million and gain of $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2026 and 2025 reflects a combined federal, state, and foreign tax rate of 27.6% and 25.9%, respectively. The differences between the federal statutory tax rate and the effective tax rate consist primarily of non-deductible executive compensation, state taxes, domestic tax credits, and tax differences on other foreign earnings. The increase was primarily due to higher operating income by our foreign subsidiaries, partially driven by the acquisition of Omars, that are taxed at higher rates.

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

Cash and Cash Equivalents

As of September 30, 2026, we had cash and cash equivalents of $60.4 million, and $100.0 million in availability for borrowing under our credit facility. Our primary cash requirements include working capital, capital expenditures, the funding of any declared cash dividends, purchases pursuant to our stock repurchase program, and principal and interest payments on indebtedness.

The cash and cash equivalents balance as of September 30, 2026 included $40.9 million of cash held by subsidiaries outside of the United States.

Cash Flows

The following table summarizes our cash flows for the period:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025	Change
Operating activities	$86,644	$49,860	73.8%
Investing activities	(23,682)	(7,322)	(223.4)%
Financing activities	(44,204)	(30,630)	(44.3)%
Effect of exchange rate changes on cash and cash equivalents	(3,038)	2,156	(240.9)%
Net increase (decrease) in cash and cash equivalents	$15,720	$14,064	11.8%

Changes in working capital, which impact operating cash flows, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors, and tax payments in the regular course of business.

Cash Flows Provided by (Used in) Operating Activities

During the nine months ended September 30, 2026, net cash provided by operating activities was $86.6 million compared to net cash provided by operating activities of $49.9 million in the comparable period in fiscal 2025. Cash provided by operating activities is generally attributable to the receipt of payments from our customers as settlement of their contractual obligation, once we have fulfilled all performance obligations related to our contracts with them. These cash receipts are netted with payments for purchases of inventory, payments for materials used in manufacturing, and other payments that are necessary in the ordinary course of our operations, such as those for utilities and taxes. The cash provided by operating activities was primarily driven by decreases in inventory and increases in accounts payable, partially offset by increases in accounts receivable, resulting in net positive change in working capital and signifying further stabilization of changes in assets and liabilities as a result of continued supply chain recovery and distributor inventory reductions.

26 | Q3 FY 2026 FORM 10-Q

MD&A

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2026, cash used in investing activities was $23.7 million compared to cash used in investing activities of $7.3 million for the comparable period in fiscal 2025. The cash used in investing activities was primarily for purchases of property, plant and equipment, for the initial phase of our expansions in Tennessee and France, as well as our continued investment in manufacturing automation and enterprise resource planning (ERP) system enhancements.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2026, cash used in financing activities was $44.2 million compared to cash used in financing activities of $30.6 million for the comparable period in fiscal 2025. The cash used in financing activities was primarily due to payments on the credit facility, repurchases of common stock and cash payments for dividends.

Contractual Obligations

As of September 30, 2026 and December 31, 2025, we had commitments of approximately $84.3 million and $15.5 million, respectively, for the acquisition of property, plant and equipment. The increase was primarily due to commitments made during the quarter for our Ooltewah, TN plant expansion. There have been no other material changes to our contractual obligations from what was previously disclosed in our 2025 Form 10-K.

Credit Facility

The Company had no outstanding borrowings under the credit facility as of September 30, 2026 and $30.0 million as of December 31, 2025. See the disclosure under the heading “Credit Facility” in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s credit facility.

As of November 1, 2026, we had no outstanding balance on our credit facility.

Other Long-Term Obligations

Prior to applying a discount rate to our lease liabilities, we had approximately $2.7 million and $0.3 million in non-cancellable operating lease obligations as of September 30, 2026 and December 31, 2025, respectively. We had no non-cancellable finance lease obligations as of September 30, 2026 and December 31, 2025.

Capital Expenditures

Capital expenditures during the nine months ended September 30, 2026 and 2025 were $22.1 million and $8.6 million, respectively. The increase in capital expenditures was primarily due to the disbursement of funds for the plant expansion project in Ooltewah, TN. We also make ongoing capital investments in our property, plant and equipment to increase our production capacity and efficiencies, as well as the sustainability and safety of our operations. This includes capital investments during the nine months ended September 30, 2026 in the use of robotics and automation in our production processes to streamline efficiency.

In March 2025, our Board of Directors authorized approximately $9.1 million (€8.0 million) for an expansion at one of our facilities in France. During the second half of 2025, work was performed to prepare the site and finalize the design. Construction for this project began in the second quarter of 2026 and is expected to be completed in the first quarter of 2027.

In March 2026, our Board of Directors authorized a plant expansion at our Ooltewah, TN facility, which we expect will improve our flexibility and enhance our heavy-duty production capacity. We anticipate the cost of this project to be approximately $100.0 million. The site preparation for this project began in the second quarter of 2026, and construction of the building is underway and expected to be completed by the end of 2027.

OTHER KEY INFORMATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our 2025 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

28 | Q3 FY 2026 FORM 10-Q

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended September 30, 2026:

	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)

July 1, 2026 - July 31, 2026	—	$—	—	$11,470
August 1, 2026 - August 31, 2026	48,426	$56.37	48,426	$8,741
September 1, 2026 - September 30, 2026	—	$—	—	$8,741
TOTAL	48,426		48,426

(1)	On April 2, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $25.0 million in aggregate value of its common stock. The stock repurchase program is more fully disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

EXHIBITS

ITEM 6.          EXHIBITS

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer±

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer±

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

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

30 | Q3 FY 2026 FORM 10-Q

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Miller Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER INDUSTRIES, INC.

By:	/s/ Deborah L. Whitmire

Deborah L. Whitmire Executive Vice President, Chief Financial Officer and Treasurer

Date: November 4, 2026

